Form 10-Q
period 2018-03-31
LTC PROPERTIES INC
filed 2018-05-09
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares of common stock outstanding on May 4, 2018 was 39,628,835.

LTC PROPERTIES, INC.

FORM 10-Q

March 31, 2018

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share)

	March 31, 2018	December 31, 2017
	(unaudited)	(audited)
ASSETS
Investments:
Land	$121,496	$124,041
Buildings and improvements	1,236,605	1,262,335
Accumulated depreciation and amortization	(292,222)	(304,117)
Operating real estate property, net	1,065,879	1,082,259
Properties held-for-sale, net of accumulated depreciation: 2018—$23,223; 2017—$1,916	20,182	3,830
Real property investments, net	1,086,061	1,086,089

Mortgage loans receivable, net of loan loss reserve: 2018—$2,351; 2017—$2,255	233,383	223,907
Real estate investments, net	1,319,444	1,309,996
Notes receivable, net of loan loss reserve: 2018—$166; 2017—$166	16,402	16,402
Investments in unconsolidated joint ventures	30,289	29,898
Investments, net	1,366,135	1,356,296

Other assets:
Cash and cash equivalents	3,784	5,213
Debt issue costs related to bank borrowings	540	810
Interest receivable	16,456	15,050
Straight-line rent receivable, net of allowance for doubtful accounts: 2018—$726; 2017—$814	68,017	64,490
Lease incentives	21,321	21,481
Prepaid expenses and other assets	2,877	2,230
Total assets	$1,479,130	$1,465,570
LIABILITIES
Bank borrowings	$120,500	$96,500
Senior unsecured notes, net of debt issue costs: 2018—$1,079; 2017—$1,131	566,888	571,002
Accrued interest	4,114	5,276
Accrued incentives and earn-outs	9,041	8,916
Accrued expenses and other liabilities	21,724	25,228
Total liabilities	722,267	706,922
EQUITY
Stockholders’ equity:
Common stock: $0.01 par value; 60,000 shares authorized; shares issued and outstanding: 2018—39,629; 2017—39,570	396	396
Capital in excess of par value	857,426	856,992
Cumulative net income	1,121,142	1,100,783
Cumulative distributions	(1,225,589)	(1,203,011)
Total LTC Properties, Inc. stockholders’ equity	753,375	755,160
Non-controlling interests	3,488	3,488
Total equity	756,863	758,648
Total liabilities and equity	$1,479,130	$1,465,570

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(amounts in thousands, except per share, unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenues:
Rental income	$34,505	$35,035
Interest income from mortgage loans	6,816	6,748
Interest and other income	489	839
Total revenues	41,810	42,622
Expenses:
Interest expense	7,829	7,471
Depreciation and amortization	9,444	9,359
Provision (recovery) for doubtful accounts	8	(38)
Transaction costs	4	22
General and administrative expenses	4,797	4,740
Total expenses	22,082	21,554
Operating income	19,728	21,068
Income from unconsolidated joint ventures	631	445
Net income	20,359	21,513
Income allocated to participating securities	(88)	(97)
Net income available to common stockholders	$20,271	$21,416

Earnings per common share:
Basic	$0.51	$0.54
Diluted	$0.51	$0.54

Weighted average shares used to calculate earnings per common share:
Basic	39,451	39,366
Diluted	39,454	39,612

Dividends declared and paid per common share	$0.57	$0.57

Comprehensive Income:
Net income	$20,359	$21,513
Comprehensive income	$20,359	$21,513

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, unaudited)

	Three Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES:
Net income	$20,359	$21,513
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,444	9,359
Stock-based compensation expense	1,376	1,259
Income from unconsolidated joint ventures	(631)	(445)
Income distributions from unconsolidated joint ventures	543	356
Straight-line rental income	(3,440)	(2,867)
Lease incentives funding	(380)	(3,441)
Amortization of lease incentives	540	527
Provision for doubtful accounts	8	(38)
Non-cash interest related to contingent liabilities	126	226
Other non-cash items, net	323	314
Increase in interest receivable	(1,406)	(1,185)
Decrease in accrued interest payable	(1,162)	(416)
Net change in other assets and liabilities	(4,107)	(4,112)
Net cash provided by operating activities	21,593	21,050
INVESTING ACTIVITIES:
Investment in real estate developments	(8,591)	(3,443)
Investment in real estate capital improvements	(534)	(742)
Capitalized interest	(259)	(170)
Investment in real estate mortgage loans receivable	(9,610)	(4,384)
Principal payments received on mortgage loans receivable	37	10,958
Investments in unconsolidated joint ventures	(380)	(914)
Payment of working capital reserve	—	(439)
Principal payments received on notes receivable	—	25
Net cash (used in) provided by investing activities	(19,337)	891
FINANCING ACTIVITIES:
Bank borrowings	24,000	3,500
Repayment of bank borrowings	—	(110,600)
Proceeds from issuance of senior unsecured notes	—	100,000
Principal payments on senior unsecured notes	(4,166)	(4,167)
Proceeds from common stock issued	—	14,578
Stock option exercises	123	—
Distributions paid to stockholders	(22,578)	(22,552)
Financing costs paid	—	(301)
Other	(1,064)	(1,658)
Net cash used in financing activities	(3,685)	(21,200)
(Decrease) increase in cash and cash equivalents	(1,429)	741
Cash and cash equivalents, beginning of period	5,213	7,991
Cash and cash equivalents, end of period	$3,784	$8,732

Supplemental disclosure of cash flow information:
Interest paid	$8,669	$7,574

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

We have prepared consolidated financial statements included herein without audit and in the opinion of management have included all adjustments necessary for a fair presentation of the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (or SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (or GAAP) have been condensed or omitted pursuant to rules and regulations governing the presentation of interim financial statements. The accompanying consolidated financial statements include the accounts of our company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2018 and 2017 are not necessarily indicative of the results for a full year.

No provision has been made for federal or state income taxes. Our company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As such, we generally are not taxed on income that is distributed to our stockholders.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (or FASB) issued Accounting Standards Update (or ASU) 2014-09, Revenue from Contracts with Customers, which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While this ASU specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate. Additionally, the FASB has issued targeted updates to clarify specific implementation issues of ASU 2014-09. These updates include ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Identifying Performance Obligations and Licensing, and ASU 2016-12, Narrow-Scope Improvements and Practical Expedients. The new standard and its amendments are effective on January 1, 2018, and permit reporting entities to apply the standard using either a modified retrospective approach, by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

full retrospective approach. We have assessed our revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition. We have evaluated the provisions of ASU 2014-09 and its related updates and closely monitored developments and additional guidance to determine the potential impact of the new standard. We have concluded that adoption of this standard does not have an impact on our results of operations or financial condition, as our revenue consists of rental income from leasing arrangements and interest income from loan arrangements, both of which are specifically excluded from ASU 2014-09. We adopted this standard using the modified retrospective adoption method on January 1, 2018.

In February 2016, the FASB issued ASU No. 2016-02 (or ASU 2016-02), Leases (Topic 842). The objective of this ASU is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. ASU 2016-02 modifies existing guidance by requiring lessees to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance of operating leases. ASU 2016-02 requires the lessors to identify lease and non-lease components of a lease agreement. ASU 2016-02 will govern the recognition of revenue for lease components. Revenue related to non-lease components under lease agreements will be subject to the revenue recognition standard, upon adoption of this ASU. Entities are required to use a modified retrospective approach for leases that exist or are entered into after January 1, 2017, the beginning of the earliest comparative period presented in the 2019 consolidated financial statements with a cumulative adjustment to the opening balance of retained earnings. In January 2018, the FASB proposed to amend ASU 2016-02 allowing the lessors, as a practical expedient, an election to not separate the non-lease components from the related lease components and instead, to account for those components as a single lease component (if certain criteria are met). The practical expedient option is available as a single election that must be consistently applied to all existing leases at the date of adoption. Furthermore, in March 2018, the FASB agreed to issue an amendment to ASU 2016-02 that would provide an entity the optional transition method to make January 1, 2019, the initial application date of the ASU, rather than January 1, 2017. Consequently, entities that elect both the practical expedient and the optional transitional method will apply the new lease ASU prospectively to leases commencing or modified after January 1, 2019, and will not be required to apply the disclosures under the new lease ASU to comparative periods.

Consistent with present standards, we will continue to account for lease revenue on a straight-line basis when applicable. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We have begun our process for implementing this guidance, including identifying any non-lease components in our lease arrangements. We will continue to evaluate this guidance and the impact to us, as both lessor and lessee, on our consolidated financial statements.

In August 2016, FASB issued ASU No. 2016-15 (or ASU 2016-15), Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (A Consensus of the Emerging Issues Task Force). ASU 2016-15 provides guidance that reduces the diversity in practice of the classification of certain cash receipts and cash payments within the statement of cash flows. This guidance is effective for fiscal periods beginning after December 15, 2017. We adopted this standard on January 1, 2018. The adoption of this guidance did not have a material impact on our financial statements.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

In January 2017, the FASB issued ASU No. 2017-01(or ASU 2017-01), Business Combinations (Topic 805): Clarifying Definition of a Business. ASU 2017-01 clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework establishes a screen for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. This update is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for transactions that have not been reported in previously issued (or available to be issued) financial statements. We adopted ASU 2017-01 during the second quarter of 2017. Historically, our acquisitions qualified as either a business combination or asset acquisition. The adoption of this ASU did not have a material impact on the company’s results of operations or financial condition as most of our acquisitions of investment properties will continue to qualify as asset acquisitions.

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

Any reference to the number of properties or facilities, number of units, number of beds, number of operators and yield on investments in real estate are unaudited and outside the scope of our independent registered public accounting firm’s review of our consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board.

Owned Properties. The following table summarizes our investments in owned properties at March 31, 2018 (dollar amounts in thousands):

						Average
		Percentage	Number	Number of		Investment
	Gross	of	of	SNF	ALF	per
Type of Property	Investments	Investments	Properties(1)	Beds	Units	Bed/Unit
Assisted Living	$784,229	56.0%	105	—	5,962	$131.54
Skilled Nursing	577,808	41.2%	75	9,204	261	$61.05
Under Development(2)	28,729	2.0%	—	—	—	—
Other(3)	10,740	0.8%	1	118	—	—
Totals	$1,401,506	100.0%	181	9,322	6,223

(1)	We own properties in 28 states that are leased to 29 different operators.

(2)	Represents three development projects, consisting of a 66-unit MC located in Illinois, a 110-unit ILF/ALF/MC in Wisconsin and a 143-bed SNF in Kentucky.

(3)	Includes three parcels of land held-for-use, and one behavioral health care hospital.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Owned properties are leased pursuant to non-cancelable operating leases generally with an initial term of 10 to 15 years. Each lease is a triple net lease which requires the lessee to pay all taxes, insurance, maintenance and repairs, capital and non-capital expenditures and other costs necessary in the operations of the facilities. Many of the leases contain renewal options. The leases provide for fixed minimum base rent during the initial and renewal periods. The majority of our leases contain provisions for specified annual increases over the rents of the prior year that are generally computed in one of four ways depending on specific provisions of each lease:

(i)	a specified percentage increase over the prior year’s rent, generally between 2.0% and 3.0%;
(ii)	a calculation based on the Consumer Price Index;
(iii)	as a percentage of facility net patient revenues in excess of base amounts; or
(iv)	specific dollar increases.

During the three months ended March 31, 2018 and 2017, we invested the following in development and improvement projects (in thousands):

	Three months ended March 31, 2018		Three months ended March 31, 2017
	Developments	Improvements	Developments	Improvements
Assisted Living Communities	$6,803	$122	$2,941	$41
Skilled Nursing Centers	1,788	279	502	701
Other	—	133	—	—
Totals	$8,591	$534	$3,443	$742

Properties held-for-sale. The following summarizes our properties held-for-sale as of March 31, 2018 (dollar amounts in thousands):

		Number
		of	Gross	Accumulated	Number of
State	Type of Property	Properties	Investment	Depreciation	Beds/units
Ohio (1)	ALF	5	$29,332	$17,574	251
Pennsylvania (1)	ALF	1	8,327	3,733	69
Texas	ALF	1	5,746	1,916	140
Totals		7	$43,405	$23,223	460

(1)	Represents a portfolio of six assisted living communities that are leased under a master lease agreement expiring on April 30, 2018. Subsequent to March 31, 2018, we sold these properties for $67,500.

Property Sales. We did not sell properties during the three months ended March 31, 2018 and 2017. Subsequent to March 31, 2018, we sold a portfolio of six assisted living communities in Ohio and Pennsylvania with a total of 320 units for an aggregate price of $67,500,000. These properties have a combined net book value of approximately $16,350,000. As a result of this transaction, we expect to recognize a net gain on sale of approximately $48,000,000. These properties were classified as held-for-sale during the first quarter of 2018. See Properties held-for-sale above for more information.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Mortgage Loans. The following table summarizes our investments in mortgage loans secured by first mortgages at March 31, 2018 (dollar amounts in thousands):

			Type	Percentage	Number of			Investment
		Gross	of	of			SNF	per
Interest Rate(1)	Maturity	Investments	Property	Investments	Loans(2)	Properties(3)	Beds	Bed/Unit
9.2%	2045	$25,196	SNF	10.7%	1	3	375	$67.19
9.4%	2020	9,429	SNF	4.0%	1	2	205	$46.00
9.4%	2045	13,306	SNF	5.6%	1	1	157	$84.75
9.5%	2043	186,705	SNF	79.2%	1	15	2,043	$91.39
11.4%	2019	1,098	SNF	0.5%	1	1	84	$13.07
Totals		$235,734		100.0%	5	22	2,864	$82.31

(1)	The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase by 2.25%.

(2)	Some loans contain certain guarantees, provide for certain facility fees and the majority of the mortgage loans have 30-year amortization schedules.

(3)	We have investments in properties located in two states that include mortgages to two operators.

The following table summarizes our mortgage loan activity for the three months ended March 31, 2018 and 2017 (in thousands):

	Three months ended March 31,
	2018		2017
Originations and funding under mortgage loans receivable	$9,610	(1)	$4,384
Pay-offs received	—		(10,796)
Scheduled principal payments received	(37)		(162)
Net increase (decrease) in mortgage loans receivable	$9,573		$(6,574)

(1)

During the first quarter of 2018, we funded an additional $7,400 under an existing mortgage loan for the purchase of a 112-bed skilled nursing center in Michigan. The incremental funding bears interest at 8.7%, fixed for five years, and escalating by 2.25% thereafter.

3.Investment in Unconsolidated Joint Ventures

Our investment in unconsolidated joint ventures consists of a preferred equity investment and two mezzanine loans which are accounted for as unconsolidated joint ventures in accordance with GAAP. The following table summarizes our investment in unconsolidated joint ventures (dollar amounts in thousands):

	Type	Type		Total	Currently	Number
	of	of		Preferred	Paid in	of	Investment
State	Properties	Investment		Return	Cash	Beds/ Units	Commitment
Arizona	ALF/MC/ILF	Preferred Equity	(1)	15%	6%	585	$25,650
Florida	UDP-ALF/IL/MC	Mezzanine	(2)	15%	10%	99	2,900
Florida	UDP-ALF/MC	Mezzanine	(2)	15%	10%	127	3,400
						811	$31,950

(1)

We have concluded that the JV is a VIE in accordance with GAAP. However, because we do not control the entity, nor do we have any role in the day-to-day management, we are not the primary beneficiary of the JV. Therefore, we account for the JV investment using the equity method.

(2)

We evaluated these acquisition, development and construction (or ADC) arrangements and determined that the characteristics are similar to jointly-owned investments or partnerships, and accordingly, these investments are accounted for as unconsolidated joint ventures under the equity method of accounting instead of loan accounting.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table summarizes our capital contributions, income recognized and cash interest received related to our investments in unconsolidated joint ventures (in thousands):

	Three Months Ended March 31,
Type	2018			2017
of	Capital	Income	Cash Interest	Capital	Income	Cash Interest
Properties	Contribution	Recognized	Received	Contribution	Recognized	Received
ALF/MC/ILF	$380	$429	$446	$914	$317	$302
UDP-ALF/IL/MC	—	128	97	—	128	54
UDP-ALF/MC	—	74	—	—	—	—
	$380	$631	$543	$914	$445	$356

4.Notes Receivable

Notes receivable consists of mezzanine loans and other loan arrangements. The following table is a summary of our notes receivable components as of March 31, 2018 and December 31, 2017 (in thousands):

	At March 31, 2018	At December 31, 2017
Mezzanine loans	$13,700	$13,700
Other loans	2,868	2,868
Notes receivable reserve	(166)	(166)
Total	$16,402	$16,402

5.Lease Incentives

The following summarizes lease incentives by component as of March 31, 2018 and December 31, 2017 (in thousands):

	At March 31, 2018	At December 31, 2017
Non-contingent lease incentives	$14,863	$14,904
Contingent lease incentives	6,458	6,577
Totals	$21,321	$21,481

The following table summarizes our lease incentive activity for the three months ended March 31, 2018, and 2017 (in thousands):

	Three months ended March 31,
	2018		2017
	Funding	Amortization	Funding	Amortization
Non-contingent lease incentives	$380	$(421)	$3,441	$(360)
Contingent lease incentives	-	(119)	-	(167)
Totals	$380	$(540)	$3,441	$(527)

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Non-contingent lease incentives represent payments made to our lessees for various reasons including entering into a new lease or lease amendments and extensions. Contingent lease incentives represent potential contingent earn-out payments that may be made to our lessees in the future, as part of our lease agreements. From time to time, we may commit to provide contingent payments to our lessees, upon our properties achieving certain rent coverage ratios. Once the contingent payment becomes probable and estimable, the contingent payment is recorded as a lease incentive. Lease incentives are amortized as a yield adjustment to rental income over the remaining life of the lease.

6.Debt Obligations

Bank Borrowings. We have an Unsecured Credit Agreement that provides for a revolving line of credit up to $600,000,000. The Unsecured Credit Agreement matures on October 14, 2018 and provides for a one-year extension option at our discretion, subject to customary conditions. Based on our leverage at March 31, 2018, the facility provides for interest annually at LIBOR plus 150 basis points and an unused commitment fee of 35 basis points. At March 31, 2018, we were in compliance with all covenants.

Senior Unsecured Notes. During 2017, we amended our shelf agreement with affiliates and managed accounts of Prudential Investment Management, Inc. (or Prudential) to increase our shelf commitment to $337,500,000.

The debt obligations by component as of March 31, 2018 and December 31, 2017 are as follows (dollar amounts in thousands):

		At March 31, 2018		At December 31, 2017
	Applicable		Available		Available
	Interest	Outstanding	for	Outstanding	for
Debt Obligations	Rate(1)	Balance	Borrowing	Balance	Borrowing
Bank borrowings(2)	3.21%	$120,500	$479,500	$96,500	$503,500
Senior unsecured notes, net of debt issue costs	4.49%	566,888	67,833	571,002	63,667
Total	4.27%	$687,388	$547,333	$667,502	$567,167

(1)	Represents weighted average of interest rate as of March 31, 2018.

(2)

Subsequent to March 31, 2018, we repaid $65,000 under our unsecured revolving line of credit. Accordingly, we have $55,500 outstanding under our unsecured revolving line of credit with $544,500 available for borrowing.

Our borrowings and repayments are as follows (in thousands):

	Three months ended March 31,
	2018		2017
Debt Obligations	Borrowings	Repayments	Borrowings		Repayments
Bank borrowings	$24,000	$—	$3,500		$(110,600)
Senior unsecured notes	—	(4,166)	100,000	(1)	(4,167)
Totals	$24,000	$(4,166)	$103,500		$(114,767)

(1)

During 2017, we sold 15-year senior unsecured notes in the aggregate amount of $100,000 to a group of investors, which included Prudential, in a private placement transaction. The notes bear interest at an annual rate of 4.5%, have scheduled principal payments and mature on February 16, 2032.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

7.Equity

Equity activity was as follows (in thousands):

Total
Equity
Balance at December 31, 2017	$758,648
Net income	20,359
Stock-based compensation expense	1,376
Stock option exercise	123
Common stock dividends	(22,578)
Other	(1,065)
Balance at March 31, 2018	$756,863

Common Stock. We have an equity distribution agreement to issue and sell, from time to time, up to $200,000,000 in aggregate offering price of our company common shares.

During the three months ended March 31, 2017, we sold 312,881 shares of common stock for $14,578,000 in net proceeds under our equity distribution agreement. At March 31, 2018, and 2017, we had $185,162,000 available under our equity distribution agreement.

During the three months ended March 31, 2018 and 2017, we acquired 28,256 shares and 35,563 shares, respectively, of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

Non-controlling Interests. During 2017, we entered into a partnership and acquired an 87-unit ALF and MC community for $10,000,000. Additionally, we entered into a partnership for the acquisition of land and development of a 110-unit ILF/ALF/MC community in Wisconsin. The commitment totals approximately $22,471,000 including the land purchase. We hold a 90% economic interest in both partnerships. Since we exercise power over and receive benefits from the partnerships, we are considered the primary beneficiary of the partnerships. Accordingly, we consolidate the partnerships and carry the non-controlling interests at cost.

Available Shelf Registrations. We have an automatic shelf registration statement on file with the SEC, and currently have the ability to file additional automatic shelf registration statements, to provide us with capacity to publicly offer an indeterminate amount of common stock, preferred stock, warrants, debt, depositary shares, or units. We may from time to time raise capital under our automatic shelf registration statement in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Distributions. We declared and paid the following cash dividends (in thousands):

	Three Months Ended March 31,
	2018				2017
	Declared		Paid		Declared		Paid
Common Stock	$22,578	(1)	$22,578	(1)	$22,552	(1)	$22,552	(1)

(1)	Represents $0.19 per share per month for the three months ended March 31, 2018, and 2017.

In April 2018, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of April, May and June, payable on April 30, May 31, and June 29, 2018, respectively, to stockholders of record on April 20, May 23, and June 21, 2018, respectively.

Stock-Based Compensation.  Under our 2015 Equity Participation Plan (or the 2015 Plan), 1,400,000 shares of common stock have been reserved for awards, including nonqualified stock option grants and restricted stock grants to officers, employees, non-employee directors and consultants. The terms of the awards granted under the 2015 Plan are set by our compensation committee at its discretion.

During the three months ended March 31, 2018 and 2017, no stock options were granted. The stock options exercised during the three months ended March 31, 2018 and 2017 were as follows:

Weighted
Average
	Options	Exercise	Option	Market
	Exercised	Price	Value	Value(1)
2018	5,000	$24.65	$123,000	$205,000
2017	—	$—	$—	$—

(1)	As of exercise date.

At March 31, 2018, we had 20,000 stock options outstanding and exercisable. Compensation expense related to the vesting of stock options was $0 and $2,000 for the three months ended March 31, 2018 and 2017, respectively.

The following table summarizes our restricted stock and performance based stock units activity for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018	2017
Outstanding, January 1	244,181	210,573
Granted	147,990	132,641
Vested	(61,733)	(65,683)
Outstanding, March 31	330,438	277,531

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the three months ended March 31, 2018 and 2017, we granted restricted stock and performance-based stock units under the 2015 Plan as follows:

	No. of	Price per
Year	Shares/Units	Share	Vesting Period
2018	81,819	$38.18	ratably over 3 years
	66,171	$38.18	TSR targets (1)
	147,990

2017	74,760	$45.76	ratably over 3 years
	57,881	$45.76	TSR targets (1)
	132,641

(1)	Vesting is based on achieving certain total shareholder return (or TSR) targets in 4 years with acceleration opportunity in 3 years.

Compensation expense recognized related to the vesting of restricted common stock and performance-based stock units for the three months ended March 31, 2018 was $1,376,000, compared to $1,257,000 for the same period in 2017. At March 31, 2018, the remaining compensation expense to be recognized related to the future service period of unvested outstanding restricted common stock and performance-based stock units are as follows:

Remaining
Compensation
Vesting Date	Expense
2018	$4,284,000
2019	4,100,000
2020	2,210,000
2021	238,000
$10,832,000

8.Commitments and Contingencies

At March 31, 2018, we had commitments as follows (in thousands):

				Total
	Investment		2018	Commitment	Remaining
	Commitment		Funding	Funded	Commitment
Real estate properties (Note 2. Real Estate Investments)	$91,668	(1)	$9,093	$47,590	$44,078
Accrued incentives and earn-out liabilities (2)	23,000		—	—	23,000
Lease incentives and rent abatements (Note 5. Lease Incentives)	6,090		1,388	3,633	2,457
Mortgage loans (Note 2. Real Estate Investments)	58,700	(3)	2,210	19,462	39,238
Joint venture investments (Note 3. Investments in Unconsolidated Joint Ventures)	25,650		380	23,393	2,257
Notes receivable (Note 4. Notes Receivable)	500		—	—	500
Totals	$205,608		$13,071	$94,078	$111,530

(1)	Represents commitments to purchase land and improvements, if applicable, and to develop, re-develop, renovate or expand seniors housing and health care properties.

(2)

During the three months ended March 31, 2018, we recorded non‑cash interest expense of $126 related to these contingent liabilities. At March 31, 2018, the fair value of our contingent payments was $9,041.

(3)	Represents (1) above and contingent funding upon the borrower achieving certain coverage ratios.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

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

9.Major Operators

We have four operators from each of which we derive approximately 10% or more of our combined rental revenue and interest income from mortgage loans. The following table sets forth information regarding our major operators as of March 31, 2018:

	Number of		Number of		Percentage of
			SNF	ALF	Total	Total
Operator	SNF	ALF	Beds	Units	Revenue (1)	Assets
Prestige Healthcare	23	—	2,898	93	17.2%	16.3%
Senior Lifestyle Corporation	—	23	—	1,457	11.6%	10.9%
Brookdale Senior Living	—	37	—	1,702	9.8%	4.9%
Senior Care Centers	11	—	1,444	—	9.5%	7.5%
Totals	34	60	4,342	3,252	48.1%	39.6%

(1)	Includes rental income and interest income from mortgage loans.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

10.Earnings per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2018		2017
Net income	$20,359		$21,513
Less net income allocated to participating securities:
Non-forfeitable dividends on participating securities	(88)		(97)
Net income available to common stockholders	20,271		21,416
Effect of dilutive securities:
Participating securities	—	(1)	97
Net income for diluted net income per share	$20,271		$21,513

Shares for basic net income per share	39,451		39,366
Effect of dilutive securities:
Stock options	3		11
Performance-based stock units	—	(2)	75
Participating securities	—	(1)	160
Total effect of dilutive securities	3		246
Shares for diluted net income per share	39,454		39,612

Basic net income per share	$0.51		$0.54
Diluted net income per share	$0.51		$0.54

(1)	For the three months ended March 31, 2018, the participating securities have been excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.

(2)	At March 31, 2018, no performance-based stock units would be earned based on TSR targets.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

11.Fair Value Measurements

In accordance with the accounting guidance regarding the fair value option for financial assets and financial liabilities, entities are permitted to choose to measure certain financial assets and liabilities at fair value, with the change in unrealized gains and losses reported in earnings. We did not elect the fair value option for any of our financial assets and financial liabilities.

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments. We do not invest our cash in auction rate securities. The carrying value and fair value of our financial instruments as of March 31, 2018 and December 31, 2017 assuming election of fair value for our financial assets and financial liabilities were as follows (in thousands):

	At March 31, 2018			At December 31, 2017
	Carrying	Fair		Carrying	Fair
	Value	Value		Value	Value
Mortgage loans receivable	$233,383	$302,671	(1)	$223,907	$278,224	(1)
Bank borrowings	120,500	120,500	(2)	96,500	96,500	(2)
Senior unsecured notes, net of debt issue costs	566,888	559,155	(3)	571,002	577,126	(3)
Accrued incentives and earn-outs	9,041	9,041	(4)	8,916	8,916	(4)

(1)

Our investment in mortgage loans receivable is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash inflows of the mortgage loans receivable at March 31, 2018 and December 31, 2017 was 8.2% and 8.7%, respectively.

(2)

Our bank borrowings bear interest at a variable interest rate. The estimated fair value of our bank borrowings approximated their carrying values at March 31, 2018 and December 31, 2017 based upon prevailing market interest rates for similar debt arrangements.

(3)

Our obligation under our senior unsecured notes is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is measured based upon management’s estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities. At March 31, 2018, the discount rate used to value our future cash outflow of our senior unsecured notes was 4.50% for those maturing before year 2026 and 4.75% for those maturing at or beyond year 2026. At December 31, 2017, the discount rate used to value our future cash outflow of our senior unsecured notes was 4.10% for those maturing before year 2026 and 4.30% for those maturing at or beyond year 2026.

(4)

Our accrued incentives and earn-outs are classified as Level 3. We estimated the fair value of the accrued incentives and earn‑out payments using a discounted cash flow analysis. The discount rate that we use consists of a risk‑free U.S. Treasury rate plus a company specific credit spread which we believe is acceptable by willing market participants. The discount rate used to value our accrued incentives and earn-outs was 6.7% at March 31, 2018 and 6.2% at December 31, 2017.

12.Subsequent Events

Subsequent to March 31, 2018 the following events occurred:

Real Estate:  We sold a portfolio of six assisted living communities in Ohio and Pennsylvania with a total of 320 units for an aggregate price of $67,500,000. These properties have a combined net book value of approximately $16,350,000. As a result of this transaction, we expect to recognize a net gain on sale of approximately $48,000,000. These properties were classified as held-for-sale during the first quarter of 2018. See Note 2. Real Estate Investments for more information.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Debt: We repaid $65,000,000 under our unsecured revolving line of credit. Accordingly, we have $55,500,000 outstanding under our unsecured revolving line of credit with $544,500,000 available for borrowing.

Equity: We declared a monthly cash dividend of $0.19 per share on our common stock for the months of April, May and June 2018, payable on April 30, May 31, and June 29, 2018, respectively to stockholders of record on April 20, May 23, and June 21, 2018, respectively.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward Looking Disclosure

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking. You can identify some of the forward-looking statements by their use of forward-looking words, such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or the negative of those words or similar words. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to, the status of the economy; the status of capital markets (including prevailing interest rates) and our access to capital; the income and returns available from investments in health care related real estate (including our ability to re-lease properties upon expiration of a lease term); the ability of our borrowers and lessees to meet their obligations to us; our reliance on a few major operators; competition faced by our borrowers and lessees within the health care industry; regulation of the health care industry by federal, state and local governments; changes in Medicare and Medicaid reimbursement amounts (including due to federal and state budget constraints); compliance with and changes to regulations and payment policies within the health care industry; debt that we may incur and changes in financing terms; our ability to continue to qualify as a real estate investment trust; the relative illiquidity of our real estate investments; potential limitations on our remedies when mortgage loans default; and risks and liabilities in connection with properties owned through limited liability companies and partnerships. For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and in our publicly available filings with the Securities and Exchange Commission. We do not undertake any responsibility to update or revise any of these factors or to announce publicly any revisions to forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Overview

Business and Investment Strategy

We are a self-administered health care real estate investment trust (or REIT) that invests in seniors housing and health care properties primarily through sale-leaseback transactions, mortgage financing and structured finance solutions including mezzanine lending. We conduct and manage our business as one operating segment, rather than multiple operating segments, for internal reporting and internal decision making purposes. Our primary objectives are to create, sustain and enhance stockholder equity value and provide current income for distribution to stockholders through real estate investments in seniors housing and health care properties managed by experienced operators.

The below graph summarizes our investments as of March 31, 2018:

Our seniors housing and health care property classifications include skilled nursing centers (or SNF), assisted living communities (or ALF), independent living communities (or ILF), memory care communities (or MC) and combinations thereof. ALF, ILF, MC, and combinations thereof are included in the ALF property classification. As of March 31, 2018, seniors housing and long-term health care properties comprised approximately 99.4% of our real estate investment portfolio. We have been operating since August 1992.

Substantially all of our revenues and sources of cash flows from operations are derived from operating lease rentals and interest earned on outstanding loans receivable. Our investments in owned properties and mortgage loans represent our main source of liquidity to fund distributions and are dependent upon the performance of the operators on their lease and loan obligations and the rates earned thereon. To the extent that the operators experience operating difficulties and are unable to generate sufficient cash to make payments to us, there could be a material adverse impact on our consolidated results of operations, liquidity and/or financial condition. To mitigate this risk, we monitor our investments through a variety of methods determined by the type of health care facility and operator. Our monitoring process includes periodic review of financial statements for each facility, periodic review of operator credit, scheduled property inspections and review of covenant compliance.

In addition to our monitoring and research efforts, we also structure our investments to help mitigate payment risk. Some operating leases and loans are credit enhanced by guaranties and/or letters of credit. In addition, operating leases are typically structured as master leases and loans secure multiple properties.

Portfolio Overview

The following table summarizes our real estate investment portfolio as of March 31, 2018 (dollar amounts in thousands):

			Three Months Ended
		Percentage	March 31, 2018		Percentage	Number	Number of
	Gross	of	Rental	Interest	of	of	SNF	ALF
Type of Property	Investments	Investments	Income	Income	Revenues	Properties(1)	Beds(2)	Units(2)
Skilled Nursing	$813,542	49.7%	$17,133	$6,816	58.0%	97	12,068	261
Assisted Living	784,229	47.9%	17,145	—	41.5%	105	—	5,962
Under Development(3)	28,729	1.8%	—	—	—%	—	—	—
Other(4)	10,740	0.6%	227	—	0.5%	1	118	—
Totals	$1,637,240	100.0%	$34,505	$6,816	100.0%	203	12,186	6,223

(1)	We have investments in 29 states leased or mortgaged to 30 different operators.

(2)	See Item 1. Financial Statements – Note 2. Real Estate Investments for discussion of bed/unit count.

(3)	Represents three development projects consisting of a 66-unit MC located in Illinois, a 110-unit ILF/ALF/MC located in Wisconsin and a 143-bed SNF located in Kentucky.

(4)	Includes three parcels of land held-for-use and one behavioral health care hospital.

As of March 31, 2018 we had $1.3 billion in carrying value of net real estate investments, consisting of $1.1 billion or 82.3% invested in owned and leased properties and $0.2 billion or 17.7% invested in mortgage loans secured by first mortgages.

For the three months ended March 31, 2018, rental income and interest income from mortgage loans represented 82.5% and 16.3%, respectively, of total gross revenues. In most instances, our lease structure contains fixed annual rental escalations, which are generally recognized on a straight-line basis over the minimum lease period. Certain leases have annual rental escalations that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property.  For those certain leases, the revenue is not recognized until the appropriate contingencies have been resolved.

During the three months ended March 31, 2018, there were no lease renewals. For the three months ended March 31, 2018, we recorded $3.4 million in straight-line rental income and recovered a net of $0.1 million in straight-line rent receivable reserve. During the three months ended March 31, 2018, we received $31.6 million of cash rental revenue and recorded amortization of lease incentives cost of $0.5 million. At March 31, 2018, the straight-line rent receivable balance, net of reserves, on the balance sheet was $68.0 million.

Update on Anthem Memory Care and Preferred Care

During 2017, we issued a notice of default to Anthem Memory Care (or Anthem) resulting from Anthem’s partial payment of minimum rent. Anthem operates one property under development and ten operational memory care communities under a master lease. We are currently not pursuing enforcement of our rights and remedies pertaining to known events of default under the master lease and our guarantees, with the stipulation that Anthem Memory Care achieve certain level of performance and pay a minimum of $5.2 million of cash rent for these 11 properties through December 31, 2018. We receive regular financial performance updates from Anthem and continue to monitor Anthem’s performance obligations under the master lease agreement closely.

Also, during 2017, Preferred Care, Inc. (or Preferred Care) and several affiliated entities filed for Chapter 11 bankruptcy as a result of a multi-million dollar judgement in a lawsuit in Kentucky against Preferred Care and certain affiliated entities. The affiliated entities named in the lawsuit operate properties in Kentucky and New Mexico. According to Preferred Care, it is subject to the judgement because it was included in the lawsuit. Preferred Care leases 26 properties under two master leases from us and none of the 26 properties are located in Kentucky or New Mexico. Those 26 properties are in Arizona, Colorado, Iowa, Kansas, Texas and Virginia. Additionally, the Preferred Care operating entities that sublease those properties did not file for bankruptcy. Our annual rental revenue from Preferred Care represented 6.8% of as of March 31, 2018. Preferred Care is current on its rent due to us and provides us updates on the bankruptcy proceedings.

2018 Activities Overview

The following tables summarize our transactions during the three months ended March 31, 2018 (dollar amounts in thousands):

Investment in Real Estate

	Developments	Improvements
Assisted Living Communities	$6,803	$122
Skilled Nursing Centers	1,788	279
Other	—	133
Totals	$8,591	$534

Investment in Mortgage Loans

Originations and funding under mortgage loans receivable	$9,610	(1)
Scheduled principal payments received	(37)
Net increase in mortgage loans receivable	$9,573

(1)

During the first quarter of 2018, we funded an additional $7,400 under an existing mortgage loan for the purchase of a 112-bed skilled nursing center in Michigan. The incremental funding bears interest at 8.7%, fixed for five years, and escalating by 2.25% thereafter.

Investment in Unconsolidated Joint Ventures

							Three Months Ended March 31, 2018
	Type	Type	Total	Currently	Number				Received
	of	of	Preferred	Paid in	of	Investment	Capital	Recognized	Cash
State	Properties	Investment	Return	Cash	Beds/ Units	Commitment	Contribution	Income	Interest
Arizona	ALF/MC/ILF	Preferred Equity	15%	6%	585	$25,650	$380	$429	$446
Florida	UDP-ALF/IL/MC	Mezzanine	15%	10%	99	2,900	—	128	97
Florida	UDP-ALF/MC	Mezzanine	15%	10%	127	3,400	-	74	—
					811	$31,950	$380	$631	$543

Property Sales

We did not sell properties during the three months ended March 31, 2018. Subsequent to March 31, 2018, we sold a portfolio of six assisted living communities in Ohio and Pennsylvania with a total of 320 units for an aggregate price of $67.5 million. These properties have a combined net book value of $16.4 million. As a result of this transaction, we expect to recognize a net gain on sale of approximately $48.0 million. These properties were classified as held-for-sale during the first quarter of 2018. See Note 2. Real Estate Investments for more information.

Health Care Regulatory Climate

The Centers for Medicare & Medicaid Services (or CMS) annually updates Medicare skilled nursing facility prospective payment system rates and other policies. On July 31, 2017, CMS released a final rule updating Medicare skilled nursing facility rates and policies for fiscal year 2018, which began on October 1, 2017.  CMS expects the rule to increase overall payments to SNFs by $370 million in fiscal year 2018, or 1.0%, compared to fiscal year 2017 levels.  The 1% update for fiscal year 2018 was set by Congress in 2015 legislation.  In addition, the final rule updates Quality Reporting Program measures and adopts additional policies to implement the Value-Based Purchasing Program in fiscal year 2019.  On April 27, 2017, CMS released an advance notice of proposed rulemaking or pre-rule, to request comments on the possibility of replacing the skilled nursing facility prospective payment system’s existing case-mix classification model, the Resource Utilization Groups, Version 4 (RUG-IV), with a new model, the Resident Classification System, Version I (RCS-I). Among other features of this proposal, CMS anticipates that this model would more closely link facility payment to objective resident characteristics, rather than minutes of therapy provided. CMS intends to propose case-mix refinements in the fiscal year 2019 skilled nursing facility prospective payment system proposed rule, which has not yet been released.

On September 28, 2016, CMS released a final rule revising the requirements that long-term care facilities must meet to participate in the Medicare and Medicaid programs. This major rule addresses requirements for improving quality of care and patient safety, nursing facility staffing, care planning, infection control, and residents’ rights and compliance and ethics programs, among other key provisions.  While the rule also banned pre-dispute arbitration agreements, that provision was stayed due to litigation challenging the requirement. On June 8, 2017, CMS published a proposed rule that would eliminate the prohibition on pre-dispute binding arbitration agreements and otherwise modify these requirements; this rule has not been finalized.  There can be no assurance that these rules or future regulations modifying Medicare skilled nursing facility payment rates or other requirements for Medicare and/or Medicaid participation will not have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us.

Congress periodically considers legislation revising Medicare and Medicaid policies, including legislation that could have the impact of reducing Medicare reimbursement for skilled nursing facilities and other Medicare providers, limiting state Medicaid funding allotments, encouraging home and community-based long-term care services as an alternative to institutional settings, or otherwise reforming payment policy for post-acute care services. On February 9, 2018, President Trump signed into law the Bipartisan Budget Act of 2018, which establishes a 2.4 % increase to fiscal year 2019 Medicare skilled nursing facility rates; the update otherwise would have been based on the change in the skilled nursing facility market basket index, reduced by a productivity adjustment. There can be no assurances that enacted or future legislation will not have an adverse impact on the financial condition of our borrowers and lessees, which subsequently could materially adversely impact our company.

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

The following table reflects our recent historical trends of concentration risk (gross investment, in thousands):

	3/31/18	12/31/17	9/30/17	6/30/17	3/31/17
Asset mix:
Real property	$1,401,506	$1,392,122	$1,359,586	$1,354,369	$1,305,918
Loans receivable	235,734	226,162	224,095	222,604	225,541
Investment mix:
Skilled nursing centers	$813,542	$803,691	$803,853	$802,361	$799,298
Assisted living communities	784,229	781,770	754,927	752,591	711,489
Under development	28,729	22,215	14,685	11,805	9,250
Other(1)	10,740	10,608	10,216	10,216	11,422
Operator mix:
Prestige Healthcare(1)	$247,769	$238,184	$236,105	$234,601	$231,657
Senior Lifestyle Corporation	189,226	189,226	189,025	189,025	201,862
Senior Care Centers	138,109	138,109	138,109	138,109	138,109
Brookdale Senior Living	126,991	126,991	126,991	126,991	126,991
Anthem Memory Care	131,527	126,120	121,138	117,807	113,978
Remaining operators	803,618	799,654	772,313	770,440	718,862
Geographic mix:
Texas	$267,051	$267,051	$269,279	$269,168	$269,067
Michigan	235,579	225,994	223,916	222,412	219,467
Wisconsin	130,941	129,398	126,313	126,314	126,133
Ohio	115,321	115,321	115,258	115,236	99,300
Colorado	114,923	114,923	114,923	114,923	114,923
Remaining states	773,425	765,597	733,992	728,920	702,569

(1)	We have three parcels of land as of March 31, 2018. These parcels are located adjacent to properties securing the Prestige Healthcare mortgage loan and are managed by Prestige.

Credit Strength. We measure our credit strength both in terms of leverage ratios and coverage ratios. Our leverage ratios include debt to gross asset value and debt to market capitalization. The leverage ratios indicate how much of our consolidated balance sheet capitalization is related to long-term obligations. Our coverage ratios include interest coverage ratio and fixed charge coverage ratio. The coverage ratios indicate our ability to service interest and fixed charges (interest). The coverage ratios are based on adjusted earnings before gain or loss on sale of real estate, interest, taxes, depreciation and amortization (or Adjusted EBITDA). Leverage ratios and coverage ratios are widely used by investors, analysts and rating agencies in the valuation, comparison, rating and investment recommendations of companies. The following table reflects the recent historical trends for our credit strength measures:

Balance Sheet Metrics

	Quarter Ended
	3/31/18			12/31/17			9/30/17			6/30/17			3/31/17
Debt to gross asset value	38.3%		(1)	37.6%		(1)	36.8%		(4)	37.1%		(1)	35.6%
Debt to market capitalization ratio	31.4%		(2)	27.9%		(2)	25.5%		(5)	24.0%			24.0%
Interest coverage ratio(8)	4.7	x	(3)	4.8	x		4.8	x	(6)	5.3	x	(7)	5.0	x
Fixed charge coverage ratio(8)	4.7	x	(3)	4.8	x		4.8	x	(6)	5.3	x	(7)	5.0	x

(1)	Increased primarily due to increase in outstanding debt partially offset by the increase in gross asset value from acquisitions, additional development and capital improvement funding.

(2)	Increased primarily due to increase in outstanding debt and decrease in market capitalization.

(3)	Decreased primarily due to increase in interest expense resulting from increase in average outstanding debt.

(4)	Decreased due to decrease in outstanding debt partially offset by decrease in gross asset value.

(5)	Increased primarily due to decrease in market capitalization.

(6)

Decreased due to decrease in net income primarily related to a defaulted master lease, as previously discussed, that was placed on cash basis and the reduction of rent related to the properties sold in the second quarter of 2017, partially offset by acquisitions and capital improvement investments and increase in interest expense resulting from increase in outstanding debt.

(7)	Increase primarily due to decrease in interest expense resulting from decrease in average outstanding debt.

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

	Quarter Ended
	3/31/18		12/31/17		9/30/17		6/30/17		3/31/17
Net income	$20,359		$19,834		$20,616		$25,377		$21,513
Add/(less): Loss/(gain) on sale	—		1,240		—		(5,054)		—
Add: Impairment charges	—		—		—		1,880		—
Add: Interest expense	7,829		7,683		7,644		7,151		7,471
Add: Depreciation and amortization	9,444		9,424		9,519		9,308		9,359
Total adjusted EBITDA	$37,632		$38,181		$37,779		$38,662		$38,343

Interest expense	$7,829		$7,683		$7,644		$7,151		$7,471
Add: Capitalized interest	259		281		256		201		170
Interest incurred	$8,088		$7,964		$7,900		$7,352		$7,641

Interest coverage ratio	4.7	x	4.8	x	4.8	x	5.3	x	5.0	x

Interest incurred	$8,088		$7,964		$7,900		$7,352		$7,641
Total fixed charges	$8,088		$7,964		$7,900		$7,352		$7,641

Fixed charge coverage ratio	4.7	x	4.8	x	4.8	x	5.3	x	5.0	x

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

Operating Results (unaudited, in thousands)

	Three Months Ended
	March 31,
	2018	2017	Difference
Revenues:
Rental income	$34,505	$35,035	$(530)	(1)
Interest income from mortgage loans	6,816	6,748	68	(2)
Interest and other income	489	839	(350)	(3)
Total revenues	41,810	42,622	(812)

Expenses:
Interest expense	7,829	7,471	(358)	(4)
Depreciation and amortization	9,444	9,359	(85)
Provision (recovery) for doubtful accounts	8	(38)	(46)
Transaction costs	4	22	18
General and administrative expenses	4,797	4,740	(57)
Total expenses	22,082	21,554	(528)

Operating income	19,728	21,068	(1,340)
Income from unconsolidated joint ventures	631	445	186	(5)
Net income	20,359	21,513	(1,154)
Income allocated to participating securities	(88)	(97)	9
Net income available to common stockholders	$20,271	$21,416	$(1,145)

(1)

Decreased due to a defaulted master lease, as previously discussed, that was placed on cash basis and the reduction of rent related to properties sold during 2017, partially offset by acquisitions and capital improvement investments.

(2)	Increased primarily due to mortgage originations, capital improvement funding and increase in effective interest income on certain mortgage loans partially offset by payoffs.

(3)	Decreased due to non-accrual of interest under certain notes receivable and prepayment premium income received during first quarter of 2017 partially offset by interest income from mezzanine loans.

(4)	Increased primarily due to a higher average line of credit outstanding balance and decrease in capitalized interest related to development projects during the first quarter of 2018.

(5)

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

The following table reconciles GAAP net income available to common stockholders to NAREIT FFO available to common stockholders (unaudited, amounts in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2018		2017
GAAP net income available to common stockholders	$20,271		$21,416
Add: Depreciation and amortization	9,444		9,359
NAREIT FFO attributable to common stockholders	$29,715		$30,775
NAREIT FFO attributable to common stockholders per share:
Basic	$0.75		$0.78
Diluted	$0.75	(1)	$0.78	(1)
Weighted average shares used to calculate NAREIT FFO per share:
Basic	39,451		39,366
Diluted	39,603	(2)	39,612	(3)

(1)	Includes the effect of the participating securities.

(2)	Diluted weighted average shares used to calculate FFO per share for the three months ended March 31, 2018 includes the effect of stock option equivalents and participating securities.

(3)

Diluted weighted average shares used to calculate FFO per share for the three months ended March 31, 2017 includes the effect of stock option equivalents, participating securities and performance based stock units.

Liquidity and Capital Resources

Sources and Uses of Cash

As of March 31, 2018, we had a total of $3.8 million of cash and cash equivalents, $479.5 million available under our unsecured revolving line of credit, $67.8 million available under our senior unsecured note shelf agreement and the potential ability to access the capital markets through the issuance of $185.2 million of common stock under our equity distribution agreement. Subsequent to March 31, 2018, we repaid $65.0 million under our unsecured revolving line of credit. Accordingly, we have $544.5 million available under our unsecured line of credit. Furthermore, we have the ability to access the capital markets through the issuance of debt and/ or equity securities under an automatic shelf registration statement.

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

	Three months ended March 31,		Change
Cash provided by (used in):	2018	2017	$
Operating activities	$21,593	$21,050	$543
Investing activities	(19,337)	891	(20,228)
Financing activities	(3,685)	(21,200)	17,515
(Decrease) increase in cash and cash equivalents	(1,429)	741	(2,170)
Cash and cash equivalents, beginning of period	5,213	7,991	(2,778)
Cash and cash equivalents, end of period	$3,784	$8,732	$(4,948)

Operating Activities. Cash provided by operating activities for the three months ended March 31, 2018 increased to $21.6 million compared to $21.1 million for the three months ended March 31, 2017 primarily due to higher lease incentive payments during the first quarter of 2017 as well as increased operating cash flow during the first quarter of 2018 from acquisitions, originations, completed developments and capital improvement projects partially offset by a decrease in rent related to a defaulted master lease placed on cash basis, as previously discussed, and the reduction of rent and interest related to the properties sold and mortgage loan payoffs in 2017.

Investing Activities. Cash used in investing activities was $19.3 million for the three months ended March 31, 2018, compared to the cash provided by financing activities of $0.9 million for the comparable 2017 period. The increase in cash used was primarily due to increased development and loan funding in 2018 and a decrease in cash received from mortgage loan payoffs and proceeds from sale of real estate.

Financing Activities. Cash used by financing activities decreased to $3.7 million for the three months ended March 31, 2018, compared to the cash used by financing activities of $21.2 million for the comparable 2017 period primarily due to an increase in net borrowings in 2018 partially offset by proceeds from shares of common stock sold under our equity distribution agreement in 2017.

Debt Obligations

Bank Borrowings. We have an Unsecured Credit Agreement that provides for a revolving line of credit up to $600.0 million. The Unsecured Credit Agreement matures on October 14, 2018 and provides for a one-year extension option at our discretion, subject to customary conditions. Based on our leverage at March 31, 2018, the facility provides for interest annually at LIBOR plus 150 basis points and an unused commitment fee of 35 basis points. At March 31, 2018, we were in compliance with all covenants.

Senior Unsecured Notes. During 2017, we amended our shelf agreement with affiliates and managed accounts of Prudential Investment Management, Inc. (or Prudential) to increase our shelf commitment to $337.5 million.

The debt obligations by component as of March 31, 2018 are as follows (dollar amounts in thousands):

	Applicable		Available
	Interest	Outstanding	for
Debt Obligations	Rate(1)	Balance	Borrowing
Bank borrowings (2)	3.21%	$120,500	$479,500
Senior unsecured notes, net of debt issue costs	4.49%	566,888	67,833
Total	4.27%	$687,388	$547,333

(1)	Represents weighted average of interest rate as of March 31, 2018.

(2)

Subsequent to March 31, 2018, we repaid $65,000 under our unsecured revolving line of credit. Accordingly, we have $55,500 outstanding under our unsecured revolving line of credit with $544,500 available for borrowing.

Our debt borrowings and repayments during the three months ended March 31, 2018 are as follows (in thousands):

Debt Obligations	Borrowings	Repayments
Bank borrowings	$24,000	$—
Senior unsecured notes	—	(4,166)
Totals	$24,000	$(4,166)

Equity

At March 31, 2018, we had 39,628,835 shares of common stock outstanding, equity on our balance sheet totaled $753.4 million and our equity securities had a market value of $1.5 billion. During the three months ended March 31, 2018, we declared and paid $22.6 million of cash dividends.

Subsequent to March 31, 2018, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of April, May and June 2018, payable on April 30, May 31, and June 29, 2018, respectively, to stockholders of record on April 20, May 23, and June 21, 2018, respectively.

At-The-Market Program. We have entered into an equity distribution agreement with sales agents to issue and sell, from time to time, up to $200.0 million in aggregate offering price of our common shares. The equity distribution agreement provides that sales of common shares are to be made by means of ordinary brokers’ transactions, which may include block trades, or transactions that are deemed to be

“at the market” offerings. During the three months ended March 31, 2018, we did not sell any shares of common stock under our equity distribution agreement. At March 31, 2018, we had $185.2 million available under our equity distribution agreement.

Available Shelf Registrations. We have an automatic shelf registration statement on file with the SEC and currently have the ability to file additional automatic shelf registration statements to provide us with capacity to publicly offer an indeterminate amount of common stock, preferred stock, warrants, debt, depositary shares, or units. We may from time to time raise capital under our automatic registration statement in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering.

Stock-Based Compensation. During the three months ended March 31, 2018, we granted restricted stock and performance-based stock units under the 2015 Plan as follows:

No. of	Price per
Shares/Units	Share	Vesting Period
81,819	$38.18	ratably over 3 years
66,171	$38.18	TSR targets (1)
147,990

(1)	Vesting is based on achieving certain total shareholder return (or TSR) targets in 4 years with acceleration opportunity in 3 years.

Critical Accounting Policies

There have been no material changes from the critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the three months ended March 31, 2018. For additional information, refer to Item 7A as presented in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Item 1A. RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2018, we did not make any unregistered sales of equity securities.

During the three months ended March 31, 2018, we acquired shares of common stock held by employees who tendered shares to satisfy tax withholding obligations. Specifically, the number of shares of common stock acquired from employees and the average prices paid per share for each month in the quarter ended March 31, 2018 are as follows:

Total Number
			of Shares	Maximum
			Purchased as	Number of
		Average	Part of	Shares that May
	Total Number	Price	Publicly	Yet Be
	of Shares	Paid per	Announced	Purchased
Period	Purchased	Share	Plan	Under the Plan
January 1- January 31, 2018	—	$—	—	—
February 1 - February 28, 2018	28,256	$37.67	—	—
March 1 - March 31, 2018	—	$—	—	—
Total	28,256		—	—

Item 6. Exhibits

3.1	LTC Properties, Inc. Articles of Restatement (incorporated by reference to Exhibit 3.1.2 to LTC Properties Inc.’s Current Report on Form 8‑K (File No. 1‑11314) filed June 6, 2016)

3.2	Bylaws of LTC Properties, Inc., as restated June 2, 2015 (incorporated by reference to Exhibit 3.2 to LTC Properties Inc.’s Current Report on Form 8-K (File No. 1-11314) filed June 5, 2015)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from LTC Properties, Inc.’s Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2018 and December 31, 2017; (ii) Consolidated Statements of Income for the three months ended March 31, 2018 and 2017; (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017; and (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC.
Registrant

Dated: May 9, 2018	By:	/s/ Pamela Kessler
Pamela Kessler
Executive Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)