Form 10-Q
period 2018-06-30
LTC PROPERTIES INC
filed 2018-08-08
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares of common stock outstanding on August 3, 2018 was 39,634,980.

LTC PROPERTIES, INC.

FORM 10-Q

June 30, 2018

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share)

	June 30, 2018	December 31, 2017
	(unaudited)	(audited)
ASSETS
Investments:
Land	$125,882	$124,041
Buildings and improvements	1,269,675	1,262,335
Accumulated depreciation and amortization	(301,458)	(304,117)
Operating real estate property, net	1,094,099	1,082,259
Properties held-for-sale, net of accumulated depreciation: 2018—$1,916; 2017—$1,916	3,830	3,830
Real property investments, net	1,097,929	1,086,089

Mortgage loans receivable, net of loan loss reserve: 2018—$2,355; 2017—$2,255	233,823	223,907
Real estate investments, net	1,331,752	1,309,996
Notes receivable, net of loan loss reserve: 2018—$142; 2017—$166	14,074	16,402
Investments in unconsolidated joint ventures	30,397	29,898
Investments, net	1,376,223	1,356,296

Other assets:
Cash and cash equivalents	4,260	5,213
Restricted cash	2,446	—
Debt issue costs related to bank borrowings	3,304	810
Interest receivable	17,864	15,050
Straight-line rent receivable, net of allowance for doubtful accounts: 2018—$707; 2017—$814	70,036	64,490
Lease incentives	21,407	21,481
Prepaid expenses and other assets	4,089	2,230
Total assets	$1,499,629	$1,465,570
LIABILITIES
Bank borrowings	$85,500	$96,500
Senior unsecured notes, net of debt issue costs: 2018—$1,027; 2017—$1,131	566,940	571,002
Accrued interest	5,105	5,276
Accrued incentives and earn-outs	9,167	8,916
Accrued expenses and other liabilities	27,221	25,228
Total liabilities	693,933	706,922
EQUITY
Stockholders’ equity:
Common stock: $0.01 par value; 60,000 shares authorized; shares issued and outstanding: 2018—39,635; 2017—39,570	396	396
Capital in excess of par value	858,832	856,992
Cumulative net income	1,190,078	1,100,783
Cumulative distributions	(1,248,179)	(1,203,011)
Total LTC Properties, Inc. stockholders’ equity	801,127	755,160
Non-controlling interests	4,569	3,488
Total equity	805,696	758,648
Total liabilities and equity	$1,499,629	$1,465,570

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(amounts in thousands, except per share, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Rental income	$33,930	$35,265	$68,435	$70,300
Interest income from mortgage loans	7,007	6,625	13,823	13,373
Interest and other income	535	578	1,024	1,417
Total revenues	41,472	42,468	83,282	85,090
Expenses:
Interest expense	7,655	7,151	15,484	14,622
Depreciation and amortization	9,268	9,308	18,712	18,667
Impairment charges	—	1,880	—	1,880
Recovery for doubtful accounts	(38)	(5)	(30)	(43)
Transaction costs	6	—	10	22
General and administrative expenses	4,716	4,386	9,513	9,126
Total expenses	21,607	22,720	43,689	44,274
Operating income	19,865	19,748	39,593	40,816
Income from unconsolidated joint ventures	726	575	1,357	1,020
Gain on sale of real estate, net	48,345	5,054	48,345	5,054
Net income	68,936	25,377	89,295	46,890
Income allocated to participating securities	(278)	(104)	(366)	(201)
Net income available to common stockholders	$68,658	$25,273	$88,929	$46,689

Earnings per common share:
Basic	$1.74	$0.64	$2.25	$1.19
Diluted	$1.73	$0.64	$2.25	$1.18

Weighted average shares used to calculate earnings per common share:
Basic	39,471	39,414	39,461	39,390
Diluted	39,765	39,794	39,750	39,769

Dividends declared and paid per common share	$0.57	$0.57	$1.14	$1.14

Comprehensive Income:
Net income	$68,936	$25,377	$89,295	$46,890
Comprehensive income	$68,936	$25,377	$89,295	$46,890

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, unaudited)

	Six Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES:
Net income	$89,295	$46,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,712	18,667
Stock-based compensation expense	2,897	2,684
Impairment charges	—	1,880
Gain on sale of real estate, net	(48,345)	(5,054)
Income from unconsolidated joint ventures	(1,357)	(1,020)
Income distributions from unconsolidated joint ventures	1,256	754
Insurance proceeds for damaged property	2,619	—
Payment for remediation of damaged property	(173)	—
Straight-line rental income	(5,440)	(5,307)
Lease incentives funding	(1,017)	(5,172)
Amortization of lease incentives	1,091	1,111
Provision for doubtful accounts	(30)	(43)
Non-cash interest related to contingent liabilities	251	351
Other non-cash items, net	663	637
Increase in interest receivable	(2,814)	(2,572)
Decrease in accrued interest payable	(171)	(132)
Net change in other assets and liabilities	(1,966)	(6,336)
Net cash provided by operating activities	55,471	47,338
INVESTING ACTIVITIES:
Investment in real estate properties	(25,902)	(54,740)
Investment in real estate developments	(18,623)	(9,155)
Investment in real estate capital improvements	(1,763)	(2,195)
Capitalized interest	(552)	(371)
Proceeds from sale of real estate, net	64,386	14,106
Investment in real estate mortgage loans receivable	(11,654)	(7,829)
Principal payments received on mortgage loans receivable	1,636	17,339
Investments in unconsolidated joint ventures	(497)	(3,734)
Payment of working capital reserve	—	(439)
Principal payments received on notes receivable	2,352	25
Net cash provided by (used in) investing activities	9,383	(46,993)
FINANCING ACTIVITIES:
Bank borrowings	54,000	48,500
Repayment of bank borrowings	(65,000)	(110,600)
Proceeds from issuance of senior unsecured notes	—	100,000
Principal payments on senior unsecured notes	(4,166)	(4,167)
Proceeds from common stock issued	—	14,578
Stock option exercises	123	79
Distributions paid to stockholders	(45,168)	(45,110)
Contribution from non-controlling interests	1,081	—
Financing costs paid	(3,051)	(363)
Other	(1,180)	(1,954)
Net cash (used in) provided by financing activities	(63,361)	963
Increase in cash, cash equivalents and restricted cash	1,493	1,308
Cash, cash equivalents and restricted cash, beginning of period	5,213	7,991
Cash, cash equivalents and restricted cash, end of period	$6,706	$9,299

Supplemental disclosure of cash flow information:
Interest paid	$14,994	$14,119

See accompanying notes.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.General

LTC Properties, Inc., a health care real estate investment trust (“REIT”), was incorporated on May 12, 1992 in the State of Maryland and commenced operations on August 25, 1992. We invest primarily in seniors housing and health care properties primarily through sale-leaseback transactions, mortgage financing and structured finance solutions including mezzanine lending.  We conduct and manage our business as one operating segment, rather than multiple operating segments, for internal reporting and internal decision making purposes. Our primary objectives are to create, sustain and enhance stockholder equity value and provide current income for distribution to stockholders through real estate investments in seniors housing and health care properties managed by experienced operators. Our primary seniors housing and health care property classifications include skilled nursing centers (“SNF”), assisted living communities (“ALF”), independent living communities (“ILF”), memory care communities (“MC”) and combinations thereof. To meet these objectives, we attempt to invest in properties that provide opportunity for additional value and current returns to our stockholders and diversify our investment portfolio by geographic location, operator, property classification and form of investment.

We have prepared consolidated financial statements included herein without audit and in the opinion of management have included all adjustments necessary for a fair presentation of the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to rules and regulations governing the presentation of interim financial statements. The accompanying consolidated financial statements include the accounts of our company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2018 and 2017 are not necessarily indicative of the results for a full year.

No provision has been made for federal or state income taxes. Our company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As such, we generally are not taxed on income that is distributed to our stockholders.

Restricted Cash

During the third quarter of 2017, a 170-bed skilled nursing center in our portfolio was evacuated due to damages caused by Hurricane Harvey. This property is located in Texas and operated under a triple net master lease agreement. We periodically evaluate properties for impairment when events or changes in circumstances indicate that the asset may be impaired or the carrying amount of the asset may not be recoverable through future undiscounted cash flows. Based upon a quarterly assessment of this 170-bed property using the recoverability test, our management concluded the property has not been impaired.

As of June 30, 2018, the gross value and the carrying value of the property were $2,021,000 and $1,200,000, respectively.

The provisions of our triple net lease agreements impose certain obligations on our operators including:

•	Acquire property insurance, subject to certain criteria;
•	Continue paying rent in the event of any property damage or destruction; and
•	Return the leased property back to us at the end of the lease term, in the same condition originally received.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the second quarter of 2018, our operator provided us with insurance proceeds of $2,619,000 to be used for remediation of the property as noted in the provisions of our master lease agreement. Accordingly, we have classified the insurance proceeds as restricted cash on our consolidated financial statements.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While this ASU specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate. Additionally, the FASB has issued targeted updates to clarify specific implementation issues of ASU 2014-09. These updates include ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Identifying Performance Obligations and Licensing, and ASU 2016-12, Narrow-Scope Improvements and Practical Expedients. The new standard and its amendments were effective on January 1, 2018 and permitted reporting entities to apply the standard using either a modified retrospective approach, by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or full retrospective approach. We assessed our revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition. We evaluated the provisions of ASU 2014-09 and its related additional guidance to determine the potential impact of the new standard. We concluded that adoption of this standard did not have an impact on our results of operations or financial condition, as our revenue consists of rental income from leasing arrangements and interest income from loan arrangements, both of which are specifically excluded from ASU 2014-09. We adopted this standard using the modified retrospective adoption method on January 1, 2018.

In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases (Topic 842). The objective of this ASU is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. ASU 2016-02 modifies existing guidance by requiring lessees to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance of operating leases. ASU 2016-02 requires the lessors to identify lease and non-lease components of a lease agreement. ASU 2016-02 will govern the recognition of revenue for lease components. Revenue related to non-lease components under lease agreements will be subject to the revenue recognition standard, upon adoption of this ASU. Entities are required to use a modified retrospective approach for leases that exist or are entered into after January 1, 2017, the beginning of the earliest comparative period presented in the 2019 consolidated financial statements with a cumulative adjustment to the opening balance of retained earnings. In March 2018, the FASB approved to amend ASU 2016-02 allowing the lessors, as a practical expedient, an election to not separate the non-lease components from the related lease components and instead, to account for those components as a single lease component (if certain criteria are met). The practical expedient option is available as a single election that must be consistently applied to all existing leases at the date of adoption. Furthermore, in March 2018, the FASB agreed to issue an amendment to ASU 2016-02 that would provide an entity the optional transition method to make January 1, 2019, the initial application date of the ASU, rather than January 1, 2017. Consequently,

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

entities that elect both the practical expedient and the optional transitional method will apply the new lease ASU prospectively to leases commencing or modified after January 1, 2019, and will not be required to apply the disclosures under the new lease ASU to comparative periods.

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

In August 2016, FASB issued ASU No. 2016-15 (“ASU 2016-15”), Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (A Consensus of the Emerging Issues Task Force). ASU 2016-15 provides guidance that reduces the diversity in practice of the classification of certain cash receipts and cash payments within the statement of cash flows. This guidance is effective for fiscal periods beginning after December 15, 2017. We adopted this standard on January 1, 2018. The adoption of this guidance did not have a material impact on our financial statements.

In January 2017, the FASB issued ASU No. 2017-01(“ASU 2017-01”), Business Combinations (Topic 805): Clarifying Definition of a Business. ASU 2017-01 clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework establishes a screen for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. This update is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for transactions that have not been reported in previously issued (or available to be issued) financial statements. We adopted ASU 2017-01 during the second quarter of 2017. Historically, our acquisitions qualified as either a business combination or asset acquisition. The adoption of this ASU did not have a material impact on the company’s results of operations or financial condition as most of our acquisitions of investment properties will continue to qualify as asset acquisitions.

In February 2017, the FASB issued ASU No. 2017-05 (“ASU 2017-05”), Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets. ASU 2017-05 defines an in-substance nonfinancial asset and clarifies guidance related to partial sales of nonfinancial assets. This standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this ASU did not have a material impact on the consolidated financial statements and related notes.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

independent registered public accounting firm’s review of our consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board.

Owned Properties. The following table summarizes our investments in owned properties at June 30, 2018 (dollar amounts in thousands):

						Average
		Percentage	Number	Number of		Investment
	Gross	of	of	SNF	ALF	per
Type of Property	Investment	Investment	Properties (1)	Beds	Units	Bed/Unit
Assisted Living	$787,373	56.2%	102	—	5,796	$135.85
Skilled Nursing	578,030	41.2%	75	9,204	261	$61.07
Under Development (2)	25,077	1.8%	—	—	—	—
Other (3)	10,823	0.8%	1	118	—	—
Total	$1,401,303	100.0%	178	9,322	6,057

(1)	We own properties in 28 states that are leased to 30 different operators.

(2)	Represents three development projects, consisting of a 143-bed SNF in Kentucky, a 78-unit ALF/MC located in Oregon and a 110-unit ILF/ALF/MC in Wisconsin.

(3)	Includes three parcels of land held-for-use, and one behavioral health care hospital.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Acquisitions and Developments: The following table summarizes our acquisitions for the six months ended June 30, 2018 and 2017 (dollar amounts in thousands):

				Total	Number	Number
		Purchase	Transaction	Acquisition	of	of
Year	Type of Property	Price	Costs (1)	Costs	Properties	Beds/Units
2018	Assisted Living (2)	$25,200	$66	$25,266	2	88
	Land (3)	600	36	636	—	—
	Total	$25,800	$102	$25,902	2	88

2017	Assisted Living (4)	$54,463	$277	$54,740	3	240
Total		$54,463	$277	$54,740	3	240

(1)

Represents cost associated with our acquisitions; however, upon adoption of ASU 2017-01, our acquisitions meet the definition of an asset acquisition resulting in capitalization of transaction costs to the properties’ basis. For our land purchases with forward development commitments, transaction costs are capitalized as part of construction in progress. Additionally, transaction costs may include costs related to the prior year due to timing and terminated transactions.

(2)	We acquired two memory care communities in Texas.

(3)

We entered into a partnership to own the real estate and develop a 78-unit assisted living and memory care community in Medford, OR for $18,108 and committed to purchase an existing operational 89-unit independent living community in Oregon. We anticipate acquiring the independent living community in the third quarter of 2018.

(4)	We acquired a 107-unit ALF and a 73-unit MC for an aggregate purchase price of $38,813. Additionally, we acquired a 60-unit MC for $15,650.

During the six months ended June 30, 2018 and 2017, we invested the following in development and improvement projects (in thousands):

	Six months ended June 30, 2018		Six months ended June 30, 2017
	Developments	Improvements	Developments	Improvements
Assisted Living Communities	$14,653	$1,048	$7,198	$839
Skilled Nursing Centers	3,970	500	1,957	1,356
Other	—	215	—	—
Total	$18,623	$1,763	$9,155	$2,195

Completed Developments. The following table summarizes our completed developments during the six months ended June 30, 2018 (dollar amounts in thousands):

	Number	Type	Number
	of	of	of		Total
Type of Project	Properties	Property	Beds/Units	State	Investment
Development	1	MC	66	Illinois	$13,974

Properties held-for-sale. The following table summarizes our properties held-for-sale as of June 30, 2018 and December 31, 2017 (dollar amounts in thousands):

	Type	Number			Number
	of	of	Gross	Accumulated	of
State	Property	Properties	Investment	Depreciation	Beds/units
Texas	ILF	1	$5,746	$1,916	140

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Properties sold. The following table summarizes property sales during the six months ended June 30, 2018 and 2017(dollar amounts in thousands):

		Type	Number	Number
		of	of	of	Sales	Carrying	Net
Year	State	Properties	Properties	Beds	Price	Value	Gain
2018	Ohio and Pennsylvania	ALF	6	320	$67,500	$16,352	$48,345
2017	Indiana and Iowa	ALF	4	175	$14,250	$8,726	$5,054

Mortgage Loans. The following table summarizes our investments in mortgage loans secured by first mortgages at June 30, 2018 (dollar amounts in thousands):

			Type	Percentage	Number of			Investment
		Gross	of	of			SNF	per
Interest Rate (1)	Maturity	Investment	Property	Investment	Loans (2)	Properties (3)	Beds	Bed/Unit
9.5%	2043	$186,496	SNF	79.0%	1	15	2,043	$91.29
9.2%	2045	25,326	SNF	10.7%	1	3	375	$67.54
9.4%	2045	14,300	SNF	6.0%	1	1	157	$91.08
9.5%	2020	10,056	SNF	4.3%	1	2	205	$49.05
Total		$236,178		100.0%	4	21	2,780	$84.96

(1)	The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 2.25%.

(2)	Some loans contain certain guarantees, provide for certain facility fees and the majority of the mortgage loans have a 30-year term.

(3)	We have investments in properties located in one state that includes mortgages to one operator.

The following table summarizes our mortgage loan activity for the six months ended June 30, 2018 and 2017 (in thousands):

	Six months ended June 30,
	2018		2017
Originations and funding under mortgage loans receivable	$11,654	(1)	$7,829
Pay-offs received	(1,086)		(16,665)
Scheduled principal payments received	(550)		(674)
Net increase (decrease) in mortgage loans receivable	$10,018		$(9,510)

(1)

During 2018, we funded an additional $7,400 under an existing mortgage loan for the purchase of a 112-bed skilled nursing center in Michigan. The incremental funding bears interest at 8.7%, fixed for five years, and escalating by 2.25% thereafter.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

3.Investment in Unconsolidated Joint Ventures

Our investment in unconsolidated joint ventures consists of a preferred equity investment and two mezzanine loans which are accounted for as unconsolidated joint ventures in accordance with GAAP. The following table summarizes our investment in unconsolidated joint ventures (dollar amounts in thousands):

	Type	Type		Total	Currently	Number
	of	of		Preferred	Paid in	of	Investment		Carrying
State	Properties	Investment		Return	Cash	Beds/ Units	Commitment		Value
Arizona	ALF/MC/ILF	Preferred Equity	(1)	15%	7%	585	$25,650		$23,859
Florida	ALF/IL/MC	Mezzanine	(2)	15%	12%	99	2,900	(3)	3,138	(3)
Florida	UDP-ALF/MC	Mezzanine	(2)	15%	10%	127	3,400		3,400
Total						811	$31,950		$30,397

(1)

We have concluded that the JV is a variable interest entity (“VIE”) in accordance with GAAP. However, because we do not control the entity, nor do we have any role in the day-to-day management, we are not the primary beneficiary of the JV. Therefore, we account for the JV investment using the equity method.

(2)

We evaluated these acquisition, development and construction (“ADC”) arrangements and determined that the characteristics are similar to jointly-owned investments or partnerships, and accordingly, these investments are accounted for as unconsolidated joint ventures under the equity method of accounting instead of loan accounting.

(3)

Since interest payments were deferred and no interest was recorded for the first twelve months of the loan, we used the effective interest method in accordance with GAAP to recognize interest income and recorded the difference between the effective interest income and cash interest income to the loan principal balance.

The following table summarizes our capital contributions, income recognized, and cash interest received related to our investments in unconsolidated joint ventures (in thousands):

	Six Months Ended June 30,
Type	2018				2017
of	Capital	Income	Cash Interest		Capital	Income	Cash Interest
Properties	Contribution	Recognized	Received		Contribution	Recognized	Received
ALF/MC/ILF	$497	$951	$1,062		$987	$719	$619
ALF/IL/MC	—	255	194		—	255	135
UDP-ALF/MC	—	151	—	(1)	2,747	46	—	(1)
Total	$497	$1,357	$1,256		$3,734	$1,020	$754

(1)	We withheld $653 at the time of loan origination which is being applied to interest. As of June 30, 2018, we still hold $336 which will be applied to future interest.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

4.Notes Receivable

Notes receivable consists of mezzanine loans and other loan arrangements. The following table is a summary of our notes receivable components as of June 30, 2018 and December 31, 2017 (in thousands):

	At June 30, 2018	At December 31, 2017
Mezzanine loans	$11,348	$13,700
Other loans	2,868	2,868
Notes receivable reserve	(142)	(166)
Total	$14,074	$16,402

The following tables summarizes our notes receivable activity for the six months ended June 30, 2018 and 2017 (dollar amounts in thousands):

	2018	2017
Principal payments received under notes receivable	$(2,352)	$(25)

5.Lease Incentives

The following summarizes lease incentives by component as of June 30, 2018 and December 31, 2017, (in thousands):

	At June 30, 2018	At December 31, 2017
Non-contingent lease incentives	$15,069	$14,904
Contingent lease incentives	6,338	6,577
Total	$21,407	$21,481

The following table summarizes our lease incentive activity for the six months ended June 30, 2018 and 2017(in thousands):

	Six months ended June 30,
	2018		2017
	Funding	Amortization	Funding	Amortization	Write off
Non-contingent lease incentives	$1,017	$(852)	$5,172	$(777)	$(1,205)	(1)
Contingent lease incentives	—	(239)	—	(334)	—
Total	$1,017	$(1,091)	$5,172	$(1,111)	$(1,205)

(1)	Represents the write-off of lease incentives related to two properties due to negotiations to transition these properties to another operator in our portfolio that never materialized.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

6.Debt Obligations

Bank Borrowings.  During the three months ended June 30, 2018, we amended and restated our unsecured credit agreement to replace the previous unsecured credit agreement, prior to its expiration on October 14, 2018. The amended credit agreement maintains the $600,000,000 aggregate commitment of the lenders under the prior agreement and provides for the opportunity to increase the commitment size of the credit agreement up to a total of $1,000,000,000. The amended credit agreement extends the maturity of the credit agreement to June 27, 2022 and provides for a one-year extension option at our discretion, subject to customary conditions. Additionally, the amended credit agreement decreases the interest rate margins and converts from the payment of unused commitment fees to a facility fee. Based on our leverage at June 30, 2018, the facility provides for interest annually at LIBOR plus 115 basis points and a facility fee of 20 basis points. At June 30, 2018, we were in compliance with all covenants.

Senior Unsecured Notes. During 2017, we amended our shelf agreement with affiliates and managed accounts of Prudential Investment Management, Inc. (“Prudential”) to increase our shelf commitment to $337,500,000.

The debt obligations by component as of June 30, 2018 and December 31, 2017 are as follows (dollar amounts in thousands):

		At June 30, 2018		At December 31, 2017
	Applicable		Available		Available
	Interest	Outstanding	for	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing	Balance	Borrowing
Bank borrowings (2)	3.26%	$85,500	$514,500	$96,500	$503,500
Senior unsecured notes, net of debt issue costs (3)	4.49%	566,940	67,833	571,002	63,667
Total	4.33%	$652,440	$582,333	$667,502	$567,167

(1)	Represents weighted average of interest rate as of June 30, 2018.

(2)

Subsequent to June 30, 2018, we borrowed $14,500 under our unsecured revolving line of credit. Accordingly, we have $100,000 outstanding under our unsecured revolving line of credit with $500,000 available for borrowing.

(3)

Subsequent to June 30, 2018, we paid $14,000 in regular scheduled principal payments. Accordingly, we have $552, 940 outstanding, net of debt issue costs and $77,833 available under our agreement with Prudential.

Our borrowings and repayments are as follows (in thousands):

	Six months ended June 30,
	2018		2017
Debt Obligations	Borrowings	Repayments	Borrowings		Repayments
Bank borrowings	$54,000	$(65,000)	$48,500		$(110,600)
Senior unsecured notes	—	(4,166)	100,000	(1)	(4,167)
Total	$54,000	$(69,166)	$148,500		$(114,767)

(1)

During 2017, we sold 15-year senior unsecured notes in the aggregate amount of $100,000 to a group of investors, which included Prudential, in a private placement transaction. The notes bear interest at an annual rate of 4.5%, have scheduled principal payments and mature on February 16, 2032.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

7.Equity

Equity activity was as follows (in thousands):

Total
Equity
Balance at December 31, 2017	$758,648
Net income	89,295
Stock-based compensation expense	2,897
Performance-based stock units	(8)
Stock option exercise	123
Non-controlling interest contribution	1,081
Common stock dividends	(45,168)
Other	(1,172)
Balance at June 30, 2018	$805,696

Common Stock. We have an equity distribution agreement to issue and sell, from time to time, up to $200,000,000 in aggregate offering price of our company common shares. During the six months ended June 30, 2017, we sold 312,881 shares of common stock for $14,578,000 in net proceeds under our equity distribution agreement. At June 30, 2018, and 2017, we had $185,162,000 available under our equity distribution agreement.

During the six months ended June 30, 2018 and 2017, we acquired 30,839 shares and 41,592 shares, respectively, of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

Non-controlling Interests. During 2018 and 2017, we entered into partnerships to develop and/or own real estate. Given that our limited members do not have the substantive kick-out rights, liquidation rights, or participation rights, we have concluded that the partnerships are VIEs. And since we exercise power over and receive benefits from the VIEs, we are considered the primary beneficiary. Accordingly, we consolidate the VIEs and carry the non-controlling interests at cost. As of June 30, 2018, we have the following consolidated VIEs (dollar amounts in thousands):

				Gross
Investment		Property		Consolidated		Non-Controlling
Year	Purpose	Type	State	Assets		Interests
2018	Owned real estate and development	UDP	OR	$2,291	(1)	$1,081	(1)
2017	Owned real estate and development	UDP	WI	7,053	(2)	2,247	(2)
2017	Owned real estate	ALF	SC	10,463		1,241
Total				$19,807		$4,569

(1)

We entered into a partnership to own the real estate and develop a 78-unit assisted living and memory care community in Medford, OR for $18,108 and committed to purchase an existing operational 89-unit independent living community in Oregon. We anticipate acquiring the independent living community in the third quarter of 2018.

(2)	We entered into a partnership to own the real estate and develop a 110-unit ILF/ALF/MC community in Wisconsin. The commitment totals approximately $22,471.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

described in detail in a prospectus supplement, or other offering materials, at the time of the offering.

Distributions. We declared and paid the following cash dividends (in thousands):

	Six Months Ended June 30,
	2018				2017
	Declared		Paid		Declared		Paid
Common Stock	$45,168	(1)	$45,168	(1)	$45,110	(1)	$45,110	(1)

(1)	Represents $0.19 per share per month for the six months ended June 30, 2018 and 2017.

In July 2018, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of July, August and September, payable on July 31, August 31, and September 28, 2018, respectively, to stockholders of record on July 23, August 23, and September 20, 2018, respectively.

Stock-Based Compensation.  Under our 2015 Equity Participation Plan (“the 2015 Plan”), 1,400,000 shares of common stock have been reserved for awards, including nonqualified stock option grants and restricted stock grants to officers, employees, non-employee directors and consultants. The terms of the awards granted under the 2015 Plan are set by our compensation committee at its discretion.

During the six months ended June 30, 2018 and 2017, no stock options were granted. The stock options exercised during the six months ended June 30, 2018 and 2017 were as follows:

		Weighted
		Average
	Options	Exercise	Option	Market
	Exercised	Price	Value	Value (1)
2018	5,000	$24.65	$123,000	$205,000
2017	3,334	$23.79	$79,000	$154,000

(1)	As of exercise date.

At June 30, 2018, we had 20,000 stock options outstanding and exercisable. Compensation expense related to the vesting of stock options was $0 and $2,000 for the six months ended June 30, 2018 and 2017, respectively.

The following table summarizes our restricted stock and performance-based stock units activity for the six months ended June 30, 2018 and 2017:

	Six months ended June 30,
	2018	2017
Outstanding, January 1	244,181	210,573
Granted	156,718	140,057
Vested	(74,149)	(84,363)
Canceled	—	(22,877)
Outstanding, June 30	326,750	243,390

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the six months ended June 30, 2018 and 2017, we granted restricted stock and performance-based stock units under the 2015 Plan as follows:

	No. of	Price per
Year	Shares/Units	Share	Vesting Period
2018	81,819	$38.18	ratably over 3 years
	66,171	$38.18	TSR targets (1)
	8,728	$41.25	May 30, 2019
	156,718

2017	74,760	$45.76	ratably over 3 years
	57,881	$45.76	TSR targets (1)
	7,416	$48.55	June 1, 2018
	140,057

(1)	Vesting is based on achieving certain total shareholder return (“TSR”) targets in 4 years with acceleration opportunity in 3 years.

Compensation expense recognized related to the vesting of restricted common stock and performance-based stock units for the six months ended June 30, 2018 and 2017 were $2,897,000 and $2,682,000, respectively. At June 30, 2018, the remaining compensation expense to be recognized related to the future service period of unvested outstanding restricted common stock and performance-based stock units are as follows:

Remaining
Compensation
Vesting Date	Expense
2018	$2,973,000
2019	4,250,000
2020	2,210,000
2021	238,000
Total	$9,671,000

8.Commitments and Contingencies

At June 30, 2018, we had commitments as follows (in thousands):

				Total
	Investment		2018	Commitment	Remaining
	Commitment		Funding	Funded	Commitment
Real estate properties (Note 2. Real Estate Investments)	$92,971	(1)	$17,847	$42,846	$50,125
Accrued incentives and earn-out liabilities	23,000		—	—	23,000
Lease incentives and rent abatements (Note 5. Lease Incentives)	7,380		2,546	4,791	2,589
Mortgage loans (Note 2. Real Estate Investments)	58,700	(2)	4,254	21,505	37,195
Joint venture investments (Note 3. Investments in Unconsolidated Joint Ventures)	25,650		497	23,511	2,139
Notes receivable (Note 4. Notes Receivable)	500		—	—	500
Total	$208,201		$25,144	$92,653	$115,548

(1)	Represents commitments to purchase land and improvements, if applicable, and to develop, re-develop, renovate or expand seniors housing and health care properties.

(2)	Represents commitments to expand and renovate and contingent funding upon the borrower achieving certain coverage ratios.

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

9.Major Operators

We have four operators from each of which we derive approximately 10% or more of our combined rental revenue and interest income from mortgage loans. The following table sets forth information regarding our major operators as of June 30, 2018:

	Number of		Number of		Percentage of
			SNF	ALF	Total	Total
Operator	SNF	ALF	Beds	Units	Revenue (1)	Assets
Prestige Healthcare	23	—	2,898	93	17.5%	16.2%
Senior Lifestyle Corporation	—	23	—	1,457	11.6%	10.7%
Brookdale Senior Living	—	37	—	1,702	9.9%	4.7%
Senior Care Centers	11	—	1,444	—	9.6%	7.3%
Total	34	60	4,342	3,252	48.6%	38.9%

(1)	Includes rental income and interest income from mortgage loans.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

10.Earnings per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$68,936	$25,377	$89,295	$46,890
Less net income allocated to participating securities:
Non-forfeitable dividends on participating securities	(91)	(92)	(179)	(189)
Income allocated to participating securities	(187)	(12)	(187)	(12)
Total net income allocated to participating securities	(278)	(104)	(366)	(201)
Net income available to common stockholders	68,658	25,273	88,929	46,689
Effect of dilutive securities:
Participating securities	278	104	366	201
Net income for diluted net income per share	$68,936	$25,377	$89,295	$46,890

Shares for basic net income per share	39,471	39,414	39,461	39,390
Effect of dilutive securities:
Stock options	2	11	2	11
Performance-based stock units	132	207	132	207
Participating securities	160	162	155	161
Total effect of dilutive securities	294	380	289	379
Shares for diluted net income per share	39,765	39,794	39,750	39,769

Basic net income per share	$1.74	$0.64	$2.25	$1.19
Diluted net income per share	$1.73	$0.64	$2.25	$1.18

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

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments. We do not invest our cash in auction rate securities. The carrying value and fair value of our financial instruments as of June 30, 2018 and December 31, 2017 assuming election of fair value for our financial assets and financial liabilities were as follows (in thousands):

	At June 30, 2018			At December 31, 2017
	Carrying	Fair		Carrying	Fair
	Value	Value		Value	Value
Mortgage loans receivable	$233,823	$287,205	(1)	$223,907	$278,224	(1)
Bank borrowings	85,500	85,500	(2)	96,500	96,500	(2)
Senior unsecured notes, net of debt issue costs	566,940	547,905	(3)	571,002	577,126	(3)
Accrued incentives and earn-outs	9,167	9,167	(4)	8,916	8,916	(4)

(1)

Our investment in mortgage loans receivable is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash inflows of the mortgage loans receivable at June 30, 2018 and December 31, 2017 was 8.8% and 8.7%, respectively.

(2)

Our bank borrowings bear interest at a variable interest rate. The estimated fair value of our bank borrowings approximated their carrying values at June 30, 2018 and December 31, 2017 based upon prevailing market interest rates for similar debt arrangements.

(3)

Our obligation under our senior unsecured notes is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is measured based upon management’s estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities. At June 30, 2018, the discount rate used to value our future cash outflow of our senior unsecured notes was 4.90% for those maturing before year 2026 and 5.15% for those maturing at or beyond year 2026. At December 31, 2017, the discount rate used to value our future cash outflow of our senior unsecured notes was 4.10% for those maturing before year 2026 and 4.30% for those maturing at or beyond year 2026.

(4)

Our accrued incentives and earn-outs are classified as Level 3. We estimated the fair value of the accrued incentives and earn‑out payments using a discounted cash flow analysis. The discount rate that we use consists of a risk‑free U.S. Treasury rate plus a company specific credit spread which we believe is acceptable by willing market participants. The discount rate used to value our accrued incentives and earn-outs was 6.1% at June 30, 2018 and 6.2% at December 31, 2017.

12.Subsequent Events

Subsequent to June 30, 2018 the following events occurred:

Debt: We borrowed $14,500,000 under our unsecured revolving line of credit. Accordingly, we have $100,000,000 outstanding under our unsecured revolving line of credit with $500,000,000 available for borrowing. Additionally, we paid $14,000,000 in regular principal payments under our senior unsecured notes. Accordingly, we have $552,940,000, net of debt issue costs, and $77,833,000 available.

Equity: We declared a monthly cash dividend of $0.19 per share on our common stock for the months of July, August and September 2018, payable on July 31, August 31, and September 28, 2018, respectively to stockholders of record on July 23, August 23, and September 20, 2018, respectively.

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

Executive Overview

Business and Investment Strategy

We are a self-administered health care real estate investment trust (“REIT”) that invests in seniors housing and health care properties primarily through sale-leaseback transactions, mortgage financing and structured finance solutions including mezzanine lending. We conduct and manage our business as one operating segment, rather than multiple operating segments, for internal reporting and internal decision making purposes. Our primary objectives are to create, sustain and enhance stockholder equity value and provide current income for distribution to stockholders through real estate investments in seniors housing and health care properties managed by experienced operators.

The below graph summarizes our investments as of June 30, 2018:

Real property
83%
Unconsolidated
joint ventures
2%
Notes
receivable
1%
Mortgage loans
14%

Our seniors housing and health care property classifications include skilled nursing centers (“SNF”), assisted living communities (“ALF”), independent living communities (“ILF”), memory care communities (“MC”) and combinations thereof. ALF, ILF, MC, and combinations thereof are included in the ALF property classification. As of June 30, 2018, seniors housing and long-term health care properties comprised approximately 99.3% of our real estate investment portfolio. We have been operating since August 1992.

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

In addition to our monitoring and research efforts, we also structure our investments to help mitigate payment risk. Some operating leases and loans are credit enhanced by guaranties and/or letters of credit. In addition, operating leases are typically structured as master leases and loans secured by multiple properties.

Portfolio Overview

The following tables summarize our real estate investment portfolio by owned properties and mortgage loans and by type, as of June 30, 2018 (dollar amounts in thousands):

			Six Months Ended
		Percentage	June 30, 2018		Percentage	Number	Number of
	Gross	of	Rental	Interest	of	of	SNF	ALF
Owned Properties	Investments	Investments	Income (5)	Income (6)	Revenues	Properties (1)	Beds (2)	Units (2)
Assisted Living	$787,373	48.1%	$32,206	$—	39.9%	102	—	5,796
Skilled Nursing	578,030	35.3%	34,280	—	42.5%	75	9,204	261
Under Development (3)	25,077	1.5%	—	—	—%	—	—	—
Other (4)	10,823	0.7%	455	—	0.6%	1	118	—
Total Owned Properties	1,401,303	85.6%	66,941	—	83.0%	178	9,322	6,057

Mortgage Loans
Skilled Nursing	236,178	14.4%	—	13,766	17.0%	21	2,780	—
Total Mortgage Loans	236,178	14.4%	—	13,766	17.0%	21	2,780	—

Total Portfolio	$1,637,481	100.0%	$66,941	$13,766	100.0%	199	12,102	6,057

			Six Months Ended
		Percentage	June 30, 2018		Percentage	Number	Number of
	Gross	of	Rental	Interest	of	of	SNF	ALF
Summary of Properties by Type	Investments	Investments	Income (5)	Income (6)	Revenues	Properties (1)	Beds (2)	Units (2)
Skilled Nursing	$814,208	49.7%	$34,280	$13,766	59.5%	96	11,984	261
Assisted Living	787,373	48.1%	32,206	—	39.9%	102	—	5,796
Under Development (3)	25,077	1.5%	—	—	—%	—	—	—
Other (4)	10,823	0.7%	455	—	0.6%	1	118	—
Total Portfolio	$1,637,481	100.0%	$66,941	$13,766	100.0%	199	12,102	6,057

(1)	We have investments in 28 states leased or mortgaged to 30 different operators.

(2)	See Item 1. Financial Statements – Note 2. Real Estate Investments for discussion of bed/unit count.

(3)	Represents three development projects consisting of a 143-bed SNF located in Kentucky, a 78-unit ALF/MC located in Oregon and a 110-unit ILF/ALF/MC located in Wisconsin.

(4)	Includes three parcels of land held-for-use and one behavioral health care hospital.

(5)	Excludes rental income from properties sold.

(6)	Represents interest income from mortgage loans and excludes interest income from paid-off mortgage loans.

As of June 30, 2018, we had $1.3 billion in carrying value of net real estate investments, consisting of $1.1 billion or 82.4% invested in owned and leased properties and $0.2 billion or 17.6% invested in mortgage loans secured by first mortgages. Our investment in mortgage loans contain interest rates between 9.2% and 9.5%. Approximately 79% of those mortgage loans mature in 2043 and have an interest rate of 9.5%.

For the six months ended June 30, 2018, rental income and interest income from mortgage loans represented 82.2% and 16.6%, respectively, of total gross revenues. In most instances, our lease structure contains fixed annual rental escalations, which are generally recognized on a straight-line basis over the minimum lease period. Certain leases have annual rental escalations that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property.  For those certain leases, the revenue is not recognized until the appropriate contingencies have been resolved.

During the six months ended June 30, 2018, there were no lease renewals. During the six months ended June 30, 2018, we transitioned two operating senior living centers to another operator in our portfolio. This transition had no economic impact on us. For the six months ended June 30, 2018, we recorded $5.4 million in straight-line rental income and recovered a net of $0.1 million in straight-line rent receivable reserve. During the six months ended June 30, 2018, we received $64.1 million of cash rental revenue and recorded amortization of lease incentives cost of $1.1 million. At June 30, 2018, the straight-line rent receivable balance, net of reserves, on the balance sheet was $70.0 million.

Update on Anthem Memory Care and Preferred Care

During 2017, we issued a notice of default to Anthem Memory Care (“Anthem”) resulting from Anthem’s partial payment of minimum rent. Anthem operates 11 operational memory care communities under a master lease. We are currently not pursuing enforcement of our rights and remedies pertaining to known events of default under the master lease and our guarantees, with the stipulation that Anthem Memory Care achieve certain level of performance and pay a minimum of $5.2 million of cash rent for these 11 properties through December 31, 2018. We receive regular financial performance updates from Anthem and continue to monitor Anthem’s performance obligations under the master lease agreement closely.

Also, during 2017, Preferred Care, Inc. (“Preferred Care”) and several affiliated entities filed for Chapter 11 bankruptcy as a result of a multi-million dollar judgement in a lawsuit in Kentucky against Preferred Care and certain affiliated entities. The affiliated entities named in the lawsuit operate properties in Kentucky and New Mexico. According to Preferred Care, it is subject to the judgement because it was included in the lawsuit. Preferred Care leases 26 properties under two master leases from us and none of the 26 properties are located in Kentucky or New Mexico. Those 26 properties are in Arizona, Colorado, Iowa, Kansas, Texas and Virginia. Additionally, the Preferred Care operating entities that sublease those properties did not file for bankruptcy. During the six months ended June 30, 2018, we transitioned two operating senior living centers to another operator in our portfolio. This transition had no economic impact on us. Our annual rental revenue from Preferred Care represented 6.5% of total rental and interest income as of June 30, 2018. Preferred Care is current on its rent due to us and provides us updates on the bankruptcy proceedings.

2018 Activities Overview

The following tables summarize our transactions during the six months ended June 30, 2018  (dollar amounts in thousands):

Investment in Owned Properties

	Number		Type	Number	Initial		Total	Total
	of		of	of	Cash	Purchase	Transaction	Acquisition
State	Properties		Properties	Beds/Units	Yield	Price	Costs	Costs
Oregon	—	(1)	UDP	—	—%	$600	$36	$636
Texas	2		MC	88	7.25%	25,200	66	25,266
Total	2			88		$25,800	$102	$25,902

(1)

We entered into a partnership to own the real estate and develop a 78-unit assisted living and memory care community in Medford, OR for $18,108 and committed to purchase an existing operational 89-unit independent living community in Oregon. We anticipate acquiring the independent living community in the third quarter of 2018.

Investment in Development and Improvement projects

	Developments	Improvements
Assisted Living Communities	$14,653	$1,048
Skilled Nursing Centers	3,970	500
Other	—	215
Total	$18,623	$1,763

Completed Developments

	Number	Type	Number
	of	of	of		Total
Type of Project	Properties	Property	Beds/Units	State	Investment
Development	1	MC	66	Illinois	$13,974

Properties Sold

	Type	Number	Number			Net Gain
	of	of	of	Carrying	Sales	or
State	Properties	Properties	Beds/Units	Value	Price	(loss)
Ohio and Pennsylvania	ALF	6	320	$67,500	$16,352	$48,345

Investment in Mortgage Loans

Originations and funding under mortgage loans receivable	$11,654	(1)
Pay-offs received	(1,086)
Scheduled principal payments received	(550)
Net increase in mortgage loans receivable	$10,018

(1)

During 2018, we funded an additional $7,400 under an existing mortgage loan for the purchase of a 112-bed skilled nursing center in Michigan. The incremental funding bears interest at 8.7%, fixed for five years, and escalating by 2.25% thereafter.

Investment in Unconsolidated Joint Ventures

	Type	Type	Total	Currently	Number							Received
	of	of	Preferred	Paid in	of	Investment		Carrying		Capital	Recognized	Cash
State	Properties	Investment	Return	Cash	Beds/ Units	Commitment		Value		Contribution	Income	Interest
Arizona	ALF/MC/ILF	Preferred Equity	15%	7%	585	$25,650		$23,859		$497	$951	$1,062
Florida	ALF/IL/MC	Mezzanine	15%	12%	99	2,900	(1)	3,138	(1)	—	255	194
Florida	UDP-ALF/MC	Mezzanine	15%	10%	127	3,400		3,400		—	151	—	(2)
					811	$31,950		$30,397		$497	$1,357	$1,256

(1)

Since interest payments were deferred and no interest was recorded for the first twelve months of the loan, we used the effective interest method in accordance with GAAP to recognize interest income and recorded the difference between the effective interest income and cash interest income to the loan principal balance.

(2)	We withheld $653 at the time of loan origination which is being applied to interest. As of June 30, 2018, we still hold $336 which will be applied to future interest.

Notes Receivable

Principal payments received under notes receivable	$(2,352)

Debt Obligations

During the three months ended June 30, 2018, we amended and restated our unsecured credit agreement to replace the previous unsecured credit agreement, prior to its expiration on October 14, 2018. The amended credit agreement maintains the $600.0 million aggregate commitment of the lenders under the prior agreement and provides for the opportunity to increase the commitment size of the credit agreement up to a total of $1.0 billion. The amended credit agreement extends the maturity of the credit agreement to June 27, 2022 and provides for a one-year extension option at our discretion, subject to customary conditions. Additionally, the amended credit agreement decreases the interest rate margins and converts from the payment of unused commitment fees to a facility fee.

Health Care Regulatory Climate

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

On April 27, 2018, CMS released its proposed update to Medicare skilled nursing facility rates for fiscal year 2019, which CMS projected would increase overall payments to skilled nursing facilities by $850 million in fiscal year 2019 relative to fiscal year 2018 levels. The proposed rate update for fiscal year 2019 is 2.4%, as mandated by the Bipartisan Budget Act of 2018. Furthermore, CMS proposed replacing the existing Resource Utilization Groups, Version IV (“RUG–IV”) case mix classification system with a new model beginning in fiscal year 2020. The new case mix classification system, called the “Patient-Driven Payment Model,” would base Medicare payment on resident needs rather than the amount of therapy a resident receives.

On July 31, 2018, CMS released a final rule updating skilled nursing facility rates and policies for fiscal year 2019. The final rule maintains the 2.4% payment increase, which CMS projects will increase overall payments to skilled nursing facilities by $820 million in fiscal year 2019 as compared to fiscal year 2018 levels ($30 million less than projected in the proposed rule). CMS also finalized the Patient-Driven Payment Model, effective for fiscal year 2020. Finally, CMS confirm that, as required by statute, beginning October 1, 2018, the SNF Value-Based Purchasing (“VBP”) Program will go into effect. Under the VBP Program, CMS will reduce Medicare payments to skilled nursing facilities by 2%. CMS will then return approximately 60% of the withheld amount to skilled nursing facilities based on their relative performance on a readmission measure. The remaining portion of the withheld amount will be retained in the Medicare Trust Fund.

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

Congress periodically considers legislation revising Medicare and Medicaid policies, including legislation that could have the impact of reducing Medicare reimbursement for skilled nursing facilities and other Medicare providers, limiting state Medicaid funding allotments, encouraging home and community-based long-term care services as an alternative to institutional settings, or otherwise reforming payment policy for post-acute care services. On February 9, 2018, President Trump signed into law the Bipartisan Budget Act of 2018, which, as noted, establishes a 2.4% increase to fiscal year 2019 Medicare skilled nursing facility rates; the update otherwise would have been based on the change in the skilled nursing facility market basket index, reduced by a productivity adjustment. There can be no assurances that enacted or future legislation will not have an adverse impact on the financial condition of our borrowers and lessees, which subsequently could materially adversely impact our company.

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

The following table reflects our recent historical trends of concentration risk (gross investment, in thousands):

	6/30/18	3/31/18	12/31/17	9/30/17	6/30/17
Asset mix:
Real property	$1,401,303	$1,401,506	$1,392,122	$1,359,586	$1,354,369
Loans receivable	236,178	235,734	226,162	224,095	222,604
Investment mix:
Skilled nursing centers	$814,208	$813,542	$803,691	$803,853	$802,361
Assisted living communities (1)	787,373	795,036	789,520	759,896	756,390
Under development (1)	25,077	17,922	14,465	9,716	8,006
Other (2)	10,823	10,740	10,608	10,216	10,216
Operator mix:
Prestige Healthcare (2)	$249,311	$247,769	$238,184	$236,105	$234,601
Senior Lifestyle Corporation	189,945	189,226	189,226	189,025	189,025
Senior Care Centers	138,109	138,109	138,109	138,109	138,109
Anthem Memory Care	135,342	131,527	126,120	121,138	117,807
Brookdale Senior Living	126,991	126,991	126,991	126,991	126,991
Remaining operators	797,783	803,618	799,654	772,313	770,440
Geographic mix:
Texas	$292,317	$267,051	$267,051	$269,279	$269,168
Michigan	237,121	235,579	225,994	223,916	222,412
Wisconsin	133,794	130,941	129,398	126,313	126,314
Colorado	114,923	114,923	114,923	114,923	114,923
California (3)	102,254	102,254	102,254	102,254	101,891
Remaining states (3)	757,072	786,492	778,664	746,996	742,265

(1)

During the three months ended June 30, 2018, we completed the construction of a 66-unit memory care community in Illinois. Accordingly, the property was reclassified from “Under development” to “Assisted living communities” for all periods presented.

(2)	We have three parcels of land as of June 30, 2018. These parcels are located adjacent to properties securing the Prestige Healthcare mortgage loan and are managed by Prestige.

(3)

During the three months ended June 30, 2018, we sold a portfolio of six ALFs located in Ohio and Pennsylvania. As a result of this transaction, Ohio is no longer a top five state under our geographic mix and is replaced by California. Accordingly, our “California” properties were reclassified from “Remaining states” and our “Ohio” properties were reclassified back to “Remaining States” for all periods presented.

Credit Strength. We measure our credit strength both in terms of leverage ratios and coverage ratios. Our leverage ratios include debt to gross asset value and debt to market capitalization. The leverage ratios indicate how much of our consolidated balance sheet capitalization is related to long-term obligations. Our coverage ratios include interest coverage ratio and fixed charge coverage ratio. The coverage ratios indicate our ability to service interest and fixed charges (interest). The coverage ratios are based on adjusted earnings before gain or loss on sale of real estate, interest, taxes, depreciation and amortization (“Adjusted EBITDA”). Leverage ratios and coverage ratios are widely used by investors, analysts and rating agencies in the valuation, comparison, rating and investment recommendations of companies. The following table reflects the recent historical trends for our credit strength measures:

Balance Sheet Metrics

	Year to Date		Quarter Ended
	6/30/18		6/30/18			3/31/18			12/31/17			9/30/17			6/30/17
Debt to gross asset value	36.1%		36.1%		(1)	38.3%		(3)	37.6%		(3)	36.8%		(6)	37.1%
Debt to market capitalization ratio	27.8%		27.8%		(2)	31.4%		(4)	27.9%		(4)	25.5%		(7)	24.0%
Interest coverage ratio (9)	4.7	x	4.7	x		4.7	x	(5)	4.8	x		4.8	x	(8)	5.3	x
Fixed charge coverage ratio (9)	4.7	x	4.7	x		4.7	x	(5)	4.8	x		4.8	x	(8)	5.3	x

(1)	Decreased due to decrease in outstanding debt and increase in gross asset value from acquisitions partially offset by sold properties and loan payoffs.

(2)	Decreased due to decrease in outstanding debt and increase in market capitalization.

(3)	Increased primarily due to increase in outstanding debt partially offset by the increase in gross asset value from acquisitions, additional development and capital improvement funding.

(4)	Increased primarily due to increase in outstanding debt and decrease in market capitalization.

(5)	Decreased primarily due to increase in interest expense resulting from increase in average outstanding debt.

(6)	Decreased due to decrease in outstanding debt partially offset by decrease in gross asset value.

(7)	Increased primarily due to decrease in market capitalization.

(8)

Decreased due to decrease in net income primarily related to a defaulted master lease, as previously discussed, that was placed on cash basis and the reduction of rent related to the properties sold in the second quarter of 2017, partially offset by acquisitions and capital improvement investments and increase in interest expense resulting from increase in outstanding debt.

(9)

In calculating our interest coverage and fixed charge coverage ratios above, we use Adjusted EBITDA, which is a financial measure not derived in accordance with U.S. generally accepted accounting principles (“GAAP”) (non-GAAP financial measure). Adjusted EBITDA is not an alternative to net income, operating income or cash flows from operating activities as calculated and presented in accordance with GAAP. You should not rely on Adjusted EBITDA as a substitute for any such GAAP financial measures or consider it in isolation, for the purpose of analyzing our financial performance, financial position or cash flows. Net income is the most directly comparable GAAP measure to Adjusted EBITDA.

	Year to Date		Quarter Ended
	6/30/18		6/30/18		3/31/18		12/31/17		9/30/17		6/30/17
Net income	$89,295		$68,936		$20,359		$19,834		$20,616		$25,377
(Less) add: (Gain) loss on sale	(48,345)		(48,345)		—		1,240		—		(5,054)
Add: Impairment charges	—		—		—		—		—		1,880
Add: Interest expense	15,484		7,655		7,829		7,683		7,644		7,151
Add: Depreciation and amortization	18,712		9,268		9,444		9,424		9,519		9,308
Total adjusted EBITDA	$75,146		$37,514		$37,632		$38,181		$37,779		$38,662

Interest expense	$15,484		$7,655		$7,829		$7,683		$7,644		$7,151
Add: Capitalized interest	552		293		259		281		256		201
Interest incurred	$16,036		$7,948		$8,088		$7,964		$7,900		$7,352

Interest coverage ratio	4.7	x	4.7	x	4.7	x	4.8	x	4.8	x	5.3	x

Interest incurred	$16,036		$7,948		$8,088		$7,964		$7,900		$7,352
Total fixed charges	$16,036		$7,948		$8,088		$7,964		$7,900		$7,352

Fixed charge coverage ratio	4.7	x	4.7	x	4.7	x	4.8	x	4.8	x	5.3	x

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

Operating Results (unaudited, in thousands)

	Three Months Ended
	June 30,
	2018	2017	Difference
Revenues:
Rental income	$33,930	$35,265	$(1,335)	(1)
Interest income from mortgage loans	7,007	6,625	382	(2)
Interest and other income	535	578	(43)
Total revenues	41,472	42,468	(996)

Expenses:
Interest expense	7,655	7,151	(504)	(3)
Depreciation and amortization	9,268	9,308	40
Impairment charges	—	1,880	1,880	(4)
Recovery for doubtful accounts	(38)	(5)	33
Transaction costs	6	—	(6)
General and administrative expenses	4,716	4,386	(330)	(5)
Total expenses	21,607	22,720	1,113

Operating income	19,865	19,748	117
Income from unconsolidated joint ventures	726	575	151	(6)
Gain on sale of real estate, net	48,345	5,054	43,291	(7)
Net income	68,936	25,377	43,559
Income allocated to participating securities	(278)	(104)	(174)
Net income available to common stockholders	$68,658	$25,273	$43,385

(1)

Decreased due to a defaulted master lease, as previously discussed, that was placed on cash basis and the reduction of rent related to properties sold during 2017 and 2018, partially offset by acquisitions and capital improvement investments.

(2)	Increased primarily due to mortgage originations and capital improvement funding partially offset by payoffs.

(3)

Increased primarily due to a higher average outstanding balance on our line of credit, higher short-term interest rates and a decrease in capitalized interest related to development projects during the second quarter of 2018.

(4)

Represents the write-off of straight-line rent and other receivables in 2017 related to two properties due to negotiations to transition these properties to another operator in our portfolio that never materialized.

(5)	Increased primarily due to lower incentive compensation in the prior year due to a previously disclosed defaulted master lease.

(6)

Increased primarily due to income generated from additional funding under a preferred capital contribution commitment and income from a mezzanine loan accounted for as an unconsolidated joint venture in accordance with GAAP which was previously deferred.

(7)

Represents the net gain on sale of six assisted living communities in Ohio and Pennsylvania during the second quarter of 2018 partially offset by net gain on sale of four assisted living communities in Indiana and Iowa during the second quarter of 2017.

	Six Months Ended
	June 30,
	2018	2017	Difference
Revenues:
Rental income	$68,435	$70,300	$(1,865)	(1)
Interest income from mortgage loans	13,823	13,373	450	(2)
Interest and other income	1,024	1,417	(393)	(3)
Total revenues	83,282	85,090	(1,808)

Expenses:
Interest expense	15,484	14,622	(862)	(4)
Depreciation and amortization	18,712	18,667	(45)
Impairment charges	—	1,880	1,880	(5)
Recovery for doubtful accounts	(30)	(43)	(13)
Transaction costs	10	22	12
General and administrative expenses	9,513	9,126	(387)	(6)
Total expenses	43,689	44,274	585

Operating income	39,593	40,816	(1,223)
Income from unconsolidated joint ventures	1,357	1,020	337	(7)
Gain on sale of real estate, net	48,345	5,054	43,291	(8)
Net income	89,295	46,890	42,405
Income allocated to participating securities	(366)	(201)	(165)
Net income available to common stockholders	$88,929	$46,689	$42,240

(1)

Decreased due to a defaulted master lease, as previously discussed, that was placed on cash basis and the reduction of rent related to properties sold during 2017 and 2018, partially offset by acquisitions and capital improvement investments.

(2)	Increased primarily due to mortgage originations, capital improvement funding and increase in effective interest income on certain mortgage loans partially offset by payoffs.

(3)	Decreased due to non-accrual of interest under certain notes receivable and prepayment premium income received during first quarter of 2017 partially offset by interest income from mezzanine loans.

(4)

Increased primarily due to a higher average outstanding balance on our line of credit, higher short-term interest rates and a decrease in capitalized interest related to development projects during 2018.

(5)

Represents the write-off of straight-line rent and other receivables in 2017 related to two properties due to negotiations to transition these properties to another operator in our portfolio that never materialized.

(6)	Increased primarily due to lower incentive compensation in the prior year due to a previously disclosed defaulted master lease.

(7)

Increased primarily due to income generated from additional funding under a preferred capital contribution commitment and income from a mezzanine loan accounted for as an unconsolidated joint venture in accordance with GAAP which was previously deferred.

(8)

Represents the net gain on sale of six assisted living communities in Ohio and Pennsylvania during the second quarter of 2018 partially offset by net gain on sale of four assisted living communities in Indiana and Iowa during the second quarter of 2017.

Funds From Operations Available to Common Stockholders

Funds from Operations (“FFO”) available to common stockholders, basic FFO available to common stockholders per share and diluted FFO available to common stockholders per share are supplemental measures of a REIT’s financial performance that are not defined by GAAP. Real estate values historically rise and fall with market conditions, but cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate assets diminishes predictably over time.  We believe that by excluding the effect of historical cost depreciation, which may be of limited relevance in evaluating current performance, FFO facilitates comparisons of operating performance between periods.

We use FFO as a supplemental performance measurement of our cash flow generated by operations. FFO does not represent cash generated from operating activities in accordance with GAAP,

and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to net income available to common stockholders.

We calculate and report FFO in accordance with the definition and interpretive guidelines issued by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO, as defined by NAREIT, means net income available to common stockholders (computed in accordance with GAAP) excluding gains or losses on the sale of real estate and impairment write-downs of depreciable real estate plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Our calculation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that have a different interpretation of the current NAREIT definition from us; therefore, caution should be exercised when comparing our FFO to that of other REITs.

The following table reconciles GAAP net income available to common stockholders to NAREIT FFO available to common stockholders (unaudited, amounts in thousands, except per share amounts):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2018		2017		2018		2017
GAAP net income available to common stockholders	$68,658		$25,273		$88,929		$46,689
Add: Depreciation and amortization	9,268		9,308		18,712		18,667
Add: Impairment charges	—		1,880		—		1,880
Less: Gain on sale of real estate, net	(48,345)		(5,054)		(48,345)		(5,054)
NAREIT FFO attributable to common stockholders	$29,581		$31,407		$59,296		$62,182
NAREIT FFO attributable to common stockholders per share:
Basic	$0.75		$0.80		$1.50		$1.58
Diluted	$0.75		$0.79	(1)	$1.50	(1)	$1.57	(1)
Weighted average shares used to calculate NAREIT FFO per share:
Basic	39,471		39,414		39,461		39,390
Diluted	39,605	(2)	39,794	(3)	39,750	(3)	39,769	(3)

(1)	Includes the effect of the participating securities.

(2)	Diluted weighted average shares used to calculate FFO per share for the three months ended June 30, 2018 includes the effect of stock option equivalents and performance-based stock units.

(3)

Diluted weighted average shares used to calculate FFO per share for the six months ended June 30, 2018 and three and six months ended June 30, 2017 includes the effect of stock option equivalents, participating securities and performance-based stock units.

Liquidity and Capital Resources

Sources and Uses of Cash

As of June 30, 2018, we had a total of $4.3 million of cash and cash equivalents, $514.5 million available under our unsecured revolving line of credit, $67.8 million available under our senior unsecured note shelf agreement and the potential ability to access the capital markets through the issuance of $185.2 million of common stock under our equity distribution agreement. Subsequent to June 30, 2018, we borrowed $14.5 million under our unsecured revolving line of credit. Accordingly, we have $500.0 million available under our unsecured line of credit. Furthermore, we have the ability to access the capital markets through the issuance of debt and/ or equity securities under an automatic shelf registration statement.

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

Our investments, principally our investments in mortgage loans and owned properties, are subject to the possibility of loss of their carrying values as a result of changes in market prices, interest rates and inflationary expectations. The effects on interest rates may affect our costs of financing our operations and the fair market value of our financial assets. Generally, our loans have predetermined increases in interest rates and our leases have agreed upon annual increases. Inasmuch as we may initially fund some of our investments with variable interest rate debt, we would be at risk of net interest margin deterioration if medium and long-term rates were to increase.

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

	Six months ended June 30,		Change
Cash provided by (used in):	2018	2017	$
Operating activities	$55,471	$47,338	$8,133
Investing activities	9,383	(46,993)	56,376
Financing activities	(63,361)	963	(64,324)
Increase in cash and cash equivalents	1,493	1,308	185
Cash and cash equivalents, beginning of period	5,213	7,991	(2,778)
Cash and cash equivalents, end of period	$6,706	$9,299	$(2,593)

Operating Activities. Cash provided by operating activities for the six months ended June 30, 2018 increased to $55.5 million compared to $47.3 million for the six months ended June 30, 2017 primarily due to higher lease incentive payments during 2017 as well as increased operating cash flow during 2018 from acquisitions, originations, completed developments and capital improvement projects partially offset by a decrease in rent related to a defaulted master lease placed on cash basis, as previously discussed, and the reduction of rent and interest related to the properties sold and mortgage loan payoffs in 2017 and 2018.

Investing Activities. Cash provided by investing activities was $9.4 million for the six months ended June 30, 2018, compared to the cash used of $47.0 million for the comparable 2017 period. Cash provided by investing activities in 2018 resulted primarily from properties sold in the second quarter of 2018. Cash used in investing activities in 2017 was primarily due to acquisition, development and loan originations.

Financing Activities. Cash used by financing activities increased to $63.4 million for the six months ended June 30, 2018, compared to the cash provided by financing activities of $0.1 million for the comparable 2017 period primarily due to paydown of our unsecured line of credit during 2018 and proceeds from shares of common stock sold under our equity distribution agreement in 2017 partially offset by bank borrowings during 2018.

Debt Obligations

Bank Borrowings. During the three months ended June 30, 2018, we amended and restated our unsecured credit agreement to replace the previous unsecured credit agreement, prior to its expiration on October 14, 2018. The amended credit agreement maintains the $600.0 million aggregate commitment of the lenders under the prior agreement and provides for the opportunity to increase the commitment size of the credit agreement up to a total of $1.0 billion. The amended credit agreement extends the maturity of the credit agreement to June 27, 2022 and provides for a one-year extension option at our discretion, subject to customary conditions. Additionally, the amended credit agreement decreases the interest rate margins and converts from the payment of unused commitment fees to a facility fee. Based on our leverage at June 30, 2018, the facility provides for interest annually at LIBOR plus 115 basis points and a facility fee of 20 basis points. At June 30, 2018, we were in compliance with all covenants.

Senior Unsecured Notes. We have a $337.5 million shelf agreement with affiliates and managed accounts of Prudential Investment Management, Inc. (“Prudential”) with $67.8 million available for borrowing.

The debt obligations by component as of June 30, 2018 are as follows (dollar amounts in thousands):

	Applicable		Available
	Interest	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing
Bank borrowings (2)	3.26%	$85,500	$514,500
Senior unsecured notes, net of debt issue costs (3)	4.49%	566,940	67,833
Total	4.33%	$652,440	$582,333

(1)	Represents weighted average of interest rate as of June 30, 2018.

(2)

Subsequent to June 30, 2018, we borrowed $14,500 under our unsecured revolving line of credit. Accordingly, we have $100,000 outstanding under our unsecured revolving line of credit with $500,000 available for borrowing.

(3)

Subsequent to June 30, 2018, we paid $14,000 in regular scheduled principal payments. Accordingly, we have $552, 940 outstanding, net of debt issue costs and $77,833 available under our agreement with Prudential.

Our debt borrowings and repayments during the six months ended June 30, 2018 are as follows (in thousands):

Debt Obligations	Borrowings	Repayments
Bank borrowings	$54,000	$(65,000)
Senior unsecured notes	—	(4,166)
Total	$54,000	$(69,166)

Equity

At June 30, 2018, we had 39,634,980 shares of common stock outstanding, equity on our balance sheet totaled $805.7 million and our equity securities had a market value of $1.7 billion. During the six months ended June 30, 2018, we declared and paid $45.2 million of cash dividends.

Subsequent to June 30, 2018, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of July, August and September 2018, payable on July 31, August 31, and September 28, 2018, respectively, to stockholders of record on July 23, August 23, and September 20, 2018, respectively.

At-The-Market Program. We have entered into an equity distribution agreement with sales agents to issue and sell, from time to time, up to $200.0 million in aggregate offering price of our common shares. The equity distribution agreement provides that sales of common shares are to be made by means of ordinary brokers’ transactions, which may include block trades, or transactions that are deemed to be “at the market” offerings. During the six months ended June 30, 2018, we did not sell any shares of common stock under our equity distribution agreement. At June 30, 2018, we had $185.2 million available under our equity distribution agreement.

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

Stock-Based Compensation. During the six months ended June 30, 2018, we granted restricted stock and performance-based stock units under the 2015 Plan as follows:

No. of	Price per
Shares	Share	Vesting Period
81,819	$38.18	ratably over 3 years
66,171	$38.18	TSR targets (1)
8,728	$41.25	May 30, 2019
156,718

(1)	Vesting is based on achieving certain total shareholder return (“TSR”) targets in 4 years with acceleration opportunity in 3 years.

Critical Accounting Policies

There have been no material changes from the critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the six months ended June 30, 2018. For additional information, refer to Item 7A as presented in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2018, we did not make any unregistered sales of equity securities.

During the three months ended June 30, 2018, we acquired shares of common stock held by employees who tendered shares to satisfy tax withholding obligations. Specifically, the number of shares of common stock acquired from employees and the average prices paid per share for each month in the quarter ended June 30, 2018 are as follows:

Total Number
			of Shares	Maximum
			Purchased as	Number of
		Average	Part of	Shares that May
	Total Number	Price	Publicly	Yet Be
	of Shares	Paid per	Announced	Purchased
Period	Purchased	Share	Plan	Under the Plan
April 1- April 30, 2018	—	$—	—	—
May 1 - May 31, 2018	—	$—	—	—
June 1 - June 30, 2018	2,583	$41.86	—	—
Total	2,583		—	—

Item 6. Exhibits

3.1	LTC Properties, Inc. Articles of Restatement (incorporated by reference to Exhibit 3.1.2 to LTC Properties Inc.’s Current Report on Form 8‑K (File No. 1‑11314) filed June 6, 2016)

3.2	Bylaws of LTC Properties, Inc., as restated June 2, 2015 (incorporated by reference to Exhibit 3.2 to LTC Properties Inc.’s Current Report on Form 8-K (File No. 1-11314) filed June 5, 2015)

10.1

Second Amended and Restated Credit Agreement dated June 27, 2018 among LTC Properties, Inc. and Bank of Montreal, as Administrative Agent, BMO Capital Markets Corp., as Co Lead Arranger and Joint Book Runner, KeyBank National Association, as Syndication Agent, KeyBanc Capital Markets, Inc. as Co-Lead Arranger and Joint Book Runner, Wells Fargo Bank, National Association as Documentation Agent, Wells Fargo Securities LLC as Co-Lead Arranger and Joint Book Runner and Royal Bank of Canada, MUFG Union Bank, N.A., Citizens Bank, N.A, Credit Agricole CIB and Mizuho Bank, Ltd. as lenders (incorporated by reference to Exhibit 10.1 to LTC Properties Inc.’s Current Report on Form 8-K filed June 28, 2018)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from LTC Properties, Inc.’s Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2018 and December 31, 2017; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017; and (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC.
Registrant

Dated: August 8, 2018	By:	/s/ Pamela Kessler
Pamela Kessler
Executive Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)