Form 10-Q
period 2018-09-30
LTC PROPERTIES INC
filed 2018-11-05
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of common stock outstanding on November 1, 2018 was 39,656,737.

LTC PROPERTIES, INC.

FORM 10-Q

September 30, 2018

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share)

	September 30, 2018	December 31, 2017
	(unaudited)	(audited)
ASSETS
Investments:
Land	$125,533	$124,041
Buildings and improvements	1,280,491	1,262,335
Accumulated depreciation and amortization	(304,337)	(304,117)
Operating real estate property, net	1,101,687	1,082,259
Properties held-for-sale, net of accumulated depreciation: 2018—$2,887; 2017—$1,916	5,356	3,830
Real property investments, net	1,107,043	1,086,089

Mortgage loans receivable, net of loan loss reserve: 2018—$2,444; 2017—$2,255	242,609	223,907
Real estate investments, net	1,349,652	1,309,996
Notes receivable, net of loan loss reserve: 2018—$128; 2017—$166	12,642	16,402
Investments in unconsolidated joint ventures	30,511	29,898
Investments, net	1,392,805	1,356,296

Other assets:
Cash and cash equivalents	20,408	5,213
Restricted cash	2,163	—
Debt issue costs related to bank borrowings	3,202	810
Interest receivable	19,290	15,050
Straight-line rent receivable, net of allowance for doubtful accounts: 2018—$739; 2017—$814	73,114	64,490
Lease incentives	21,102	21,481
Prepaid expenses and other assets	3,767	2,230
Total assets	$1,535,851	$1,465,570
LIABILITIES
Bank borrowings	$120,000	$96,500
Senior unsecured notes, net of debt issue costs: 2018—$981; 2017—$1,131	550,986	571,002
Accrued interest	3,468	5,276
Accrued incentives and earn-outs	9,292	8,916
Accrued expenses and other liabilities	28,812	25,228
Total liabilities	712,558	706,922
EQUITY
Stockholders’ equity:
Common stock: $0.01 par value; 60,000 shares authorized; shares issued and outstanding: 2018—39,657; 2017—39,570	397	396
Capital in excess of par value	861,226	856,992
Cumulative net income	1,224,998	1,100,783
Cumulative distributions	(1,270,779)	(1,203,011)
Total LTC Properties, Inc. stockholders’ equity	815,842	755,160
Non-controlling interests	7,451	3,488
Total equity	823,293	758,648
Total liabilities and equity	$1,535,851	$1,465,570

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(amounts in thousands, except per share, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Rental income	$34,211	$33,233	$102,646	$103,533
Interest income from mortgage loans	7,087	6,677	20,910	20,050
Interest and other income	478	1,336	1,502	2,753
Total revenues	41,776	41,246	125,058	126,336
Expenses:
Interest expense	7,497	7,644	22,981	22,266
Depreciation and amortization	9,447	9,519	28,159	28,186
Impairment charges	—	—	—	1,880
Provision (recovery) for doubtful accounts	106	(96)	76	(139)
Transaction costs	9	34	19	56
General and administrative expenses	4,879	4,144	14,392	13,270
Total expenses	21,938	21,245	65,627	65,519
Operating income	19,838	20,001	59,431	60,817
Income from unconsolidated joint ventures	746	615	2,103	1,635
Gain on sale of real estate, net	14,353	—	62,698	5,054
Net income	34,937	20,616	124,232	67,506
Income allocated to non-controlling interests	(17)	—	(17)	—
Net income attributable to LTC Properties, Inc.	34,920	20,616	124,215	67,506
Income allocated to participating securities	(138)	(80)	(504)	(281)
Net income available to common stockholders	$34,782	$20,536	$123,711	$67,225

Earnings per common share:
Basic	$0.88	$0.52	$3.13	$1.71
Diluted	$0.88	$0.52	$3.12	$1.70

Weighted average shares used to calculate earnings per common share:
Basic	39,487	39,428	39,470	39,403
Diluted	39,865	39,748	39,845	39,738

Dividends declared and paid per common share	$0.57	$0.57	$1.71	$1.71

Comprehensive Income:
Net income	$34,937	$20,616	$124,232	$67,506
Comprehensive income	$34,937	$20,616	$124,232	$67,506

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

			Capital in	Cumulative		Total	Non-
	Common Stock		Excess of	Net	Cumulative	Stockholder's	Controlling	Total
	Shares	Amount	Par Value	Income	Distributions	Equity	Interests	Equity
Balance—December 31, 2016	39,221	$392	$839,005	$1,013,443	$(1,112,792)	$740,048	$—	$740,048
Common Stock cash distributions ($0.57 per share)	—	—	—	—	(22,552)	(22,552)	—	(22,552)
Proceeds from common stock issued, net of issuance costs	313	3	14,526	—	—	14,529	—	14,529
Issuance of restricted stock	75	1	(7)	—	—	(6)	—	(6)
Stock-based compensation expense	—	—	1,259	—	—	1,259	—	1,259
Net income	—	—	—	21,513	—	21,513	—	21,513
Other	(36)	—	(1,651)	—	—	(1,651)	—	(1,651)
Balance—March 31, 2017	39,573	$396	$853,132	$1,034,956	$(1,135,344)	$753,140	$—	$753,140
Common Stock cash distributions ($0.57 per share)	—	—	—	—	(22,558)	(22,558)	—	(22,558)
Issuance of restricted stock	8	—	—	—	—	—	—	—
Cancelation of restricted stock	(14)	—	—	—	—	—	—	—
Stock option exercises	3	—	79	—	—	79	—	79
Stock-based compensation expense	—	—	1,425	—	—	1,425	—	1,425
Net income	—	—	—	25,377	—	25,377	—	25,377
Other	(6)	—	(296)	—	—	(296)	—	(296)
Balance—June 30, 2017	39,564	$396	$854,340	$1,060,333	$(1,157,902)	$757,167	$—	$757,167
Common Stock cash distributions ($0.57 per share)	—	—	—	—	(22,554)	(22,554)	—	(22,554)
Issuance of restricted stock	3	—	—	—	—	—	—	—
Cancelation of restricted stock	(1)	—	—	—	—	—	—	—
Stock option exercises	5	—	123	—	—	123	—	123
Stock-based compensation expense	—	—	1,283	—	—	1,283	—	1,283
Net income	—	—	—	20,616	—	20,616	—	20,616
Balance—September 30, 2017	39,571	$396	$855,746	$1,080,949	$(1,180,456)	$756,635	$—	$756,635
Common Stock cash distributions ($0.57 per share)	—	—	—	—	(22,555)	(22,555)	—	(22,555)
Issuance of restricted stock	—	—	(14)	—	—	(14)	—	(14)
Stock-based compensation expense	—	—	1,282	—	—	1,282	—	1,282
Net income	—	—	—	19,834	—	19,834	—	19,834
Non-controlling interest contributions	—	—	—	—	—	—	3,488	3,488
Other	(1)	—	(22)	—	—	(22)	—	(22)
Balance—December 31, 2017	39,570	$396	$856,992	$1,100,783	$(1,203,011)	$755,160	$3,488	$758,648
Common Stock cash distributions ($0.57 per share)	—	—	—	—	(22,578)	(22,578)	—	(22,578)
Issuance of restricted stock	82	—	—	—	—	—	—	—
Stock option exercises	5	—	123	—	—	123	—	123
Stock-based compensation expense	—	—	1,376	—	—	1,376	—	1,376
Net income	—	—	—	20,359	—	20,359	—	20,359
Other	(28)	—	(1,065)	—	—	(1,065)	—	(1,065)
Balance—March 31, 2018	39,629	$396	$857,426	$1,121,142	$(1,225,589)	$753,375	$3,488	$756,863
Common Stock cash distributions ($0.57 per share)	—	—	—	—	(22,590)	(22,590)	—	(22,590)
Issuance of restricted stock	9	—	(8)	—	—	(8)	—	(8)
Stock-based compensation expense	—	—	1,521	—	—	1,521	—	1,521
Net income	—	—	—	68,936	—	68,936	—	68,936
Non-controlling interest contributions	—	—	—	—	—	—	1,081	1,081
Other	(3)	—	(107)	—	—	(107)	—	(107)
Balance—June 30, 2018	39,635	$396	$858,832	$1,190,078	$(1,248,179)	$801,127	$4,569	$805,696
Common Stock cash distributions ($0.57 per share)	—	—	—	—	(22,600)	(22,600)	—	(22,600)
Proceeds from common stock issued, net of issuance costs	22	1	928	—	—	929	—	929
Stock-based compensation expense	—	—	1,487	—	—	1,487	—	1,487
Net income	—	—	—	34,920	—	34,920	17	34,937
Non-controlling interest contributions	—	—	—	—	—	—	2,882	2,882
Non-controlling interest distributions	—	—	—	—	—	—	(17)	(17)
Other	—	—	(21)	—	—	(21)	—	(21)
Balance—September 30, 2018	39,657	$397	$861,226	$1,224,998	$(1,270,779)	$815,842	$7,451	$823,293

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, unaudited)

	Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES:
Net income	$124,232	$67,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,159	28,186
Stock-based compensation expense	4,384	3,967
Impairment charges	—	1,880
Gain on sale of real estate, net	(62,698)	(5,054)
Income from unconsolidated joint ventures	(2,103)	(1,635)
Income distributions from unconsolidated joint ventures	1,727	1,236
Insurance proceeds for damaged property	2,619	—
Payment for remediation of damaged property	(455)	—
Straight-line rental income	(8,629)	(7,362)
Lease incentives funded	(1,272)	(5,713)
Amortization of lease incentives	1,651	1,681
Provision for doubtful accounts	76	(139)
Non-cash interest related to contingent liabilities	377	476
Non-cash income related to earn-out and related lease inducement write-off	—	(842)
Other non-cash items, net	923	958
Increase in interest receivable	(4,240)	(3,967)
Decrease in accrued interest payable	(1,808)	(567)
Net change in other assets and liabilities	495	(4,477)
Net cash provided by operating activities	83,438	76,134
INVESTING ACTIVITIES:
Investment in real estate properties	(40,408)	(54,804)
Investment in real estate developments	(25,717)	(13,939)
Investment in real estate capital improvements	(2,063)	(2,308)
Capitalized interest	(850)	(627)
Proceeds from sale of real estate, net	82,340	14,106
Investment in real estate mortgage loans receivable	(20,530)	(9,333)
Principal payments received on mortgage loans receivable	1,636	17,351
Investments in unconsolidated joint ventures	(580)	(3,847)
Payment of working capital reserve	—	(439)
Advances and originations under notes receivable	(50)	—
Principal payments received on notes receivable	3,848	25
Net cash used in investing activities	(2,374)	(53,815)
FINANCING ACTIVITIES:
Bank borrowings	96,500	64,500
Repayment of bank borrowings	(73,000)	(116,600)
Proceeds from issuance of senior unsecured notes	—	100,000
Principal payments on senior unsecured notes	(20,166)	(19,167)
Proceeds from common stock issued	1,005	14,578
Stock option exercises	123	202
Distributions paid to stockholders	(67,768)	(67,664)
Contribution from non-controlling interests	3,963	—
Financing costs paid	(3,162)	(363)
Other	(1,201)	(1,954)
Net cash used in financing activities	(63,706)	(26,468)
Increase (decrease) in cash, cash equivalents and restricted cash	17,358	(4,149)
Cash, cash equivalents and restricted cash, beginning of period	5,213	7,991
Cash, cash equivalents and restricted cash, end of period	$22,571	$3,842

Supplemental disclosure of cash flow information:
Interest paid	$23,869	$21,877

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

We have prepared consolidated financial statements included herein without audit and in the opinion of management have included all adjustments necessary for a fair presentation of the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to rules and regulations governing the presentation of interim financial statements. The accompanying consolidated financial statements include the accounts of our company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2018 and 2017 are not necessarily indicative of the results for a full year.

No provision has been made for federal or state income taxes. Our company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As such, we generally are not taxed on income that is distributed to our stockholders.

Restricted Cash

During the third quarter of 2017, a 170-bed skilled nursing center in our portfolio was evacuated due to damages caused by Hurricane Harvey. This property is located in Texas and operated under a triple net master lease agreement. We periodically evaluate properties for impairment when events or changes in circumstances indicate that the asset may be impaired or the carrying amount of the asset may not be recoverable through future undiscounted cash flows. Based upon a quarterly assessment of this property using the recoverability test, we concluded the property has not been impaired.

As of September 30, 2018, the gross value and the carrying value of the property were $2,021,000 and $1,146,000, respectively.

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

Additionally, in July 2018, the FASB issued ASU No. 2018-11, Leases - Targeted Improvements (“ASU 2018-11”), which provides lessors with the option to elect a practical expedient allowing them to not separate lease and non-lease components and instead, to account for those components as a single lease component. This practical expedient is limited to circumstances in which: (i) the timing and pattern of transfer are the same for the non-lease component and the related lease component and (ii) the lease

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

component, if accounted for separately, would be classified as an operating lease. This practical expedient causes an entity to assess whether a contract is predominantly lease-based or service-based and recognize the entire contract under the relevant accounting guidance (i.e., predominantly lease-based would be accounted for under ASU 2016-02 and predominantly service-based would be accounted for under the Revenue ASUs). This practical expedient option is available as a single election that must be consistently applied to all existing leases at the date of adoption. ASU 2018-11 also provides a practical expedient that allows companies to use an optional transition method. Under the optional transition method, a cumulative adjustment to retained earnings during the period of adoption is recorded and prior periods would not require restatement. Consequently, entities that elect both the practical expedient and the optional transitional method will apply the new lease ASU prospectively to leases commencing or modified after January 1, 2019, and will not be required to apply the disclosures under the new lease ASU to comparative periods.

Consistent with present standards, we will continue to account for lease revenue on a straight-line basis when applicable. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements from both the lessee and lessor perspective. As a result of the adoption of this guidance, we may be required to increase our revenue and expense for lessor costs paid directly by lessees under triple-net leases, if the amount paid is readily determinable (i.e. real estate taxes). Additionally, we have begun our process for implementing this guidance, including identifying any non-lease components in our lease arrangements. We plan to finalize our assessment during the fourth quarter of 2018.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this ASU did not have a material impact on the consolidated financial statements and related notes.

In 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This standard requires a new forward looking “expected loss” model to be used for receivables, held-to-maturity debt, loans, and other instruments. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, and early adoption is permitted for fiscal years beginning after December 15, 2018. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

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

Owned Properties. The following table summarizes our investments in owned properties at September 30, 2018 (dollar amounts in thousands):

						Average
		Percentage	Number	Number of		Investment
	Gross	of	of	SNF	ALF	per
Type of Property	Investment	Investment	Properties (1)	Beds	Units	Bed/Unit
Assisted Living	$802,484	56.8%	103	—	5,885	$136.36
Skilled Nursing	569,141	40.2%	73	8,919	261	$62.00
Under Development (2)	31,602	2.2%	—	—	—	—
Other (3)	11,040	0.8%	1	118	—	—
Total	$1,414,267	100.0%	177	9,037	6,146

(1)	We own properties in 28 states that are leased to 29 different operators.

(2)	Represents three development projects, consisting of a 143-bed SNF in Kentucky, a 78-unit ALF/MC located in Oregon and a 110-unit ILF/ALF/MC in Wisconsin.

(3)	Includes three parcels of land held-for-use, and one behavioral health care hospital.

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
(iii)	as a percentage of facility net patient revenues in excess of base amounts; or

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

(iv)	specific dollar increases.

Acquisitions and Developments: The following table summarizes our acquisitions for the nine months ended September 30, 2018 and 2017 (dollar amounts in thousands):

				Total	Number	Number
		Purchase	Transaction	Acquisition	of	of
Year	Type of Property	Price	Costs (1)	Costs	Properties	Beds/Units
2018	Assisted Living (2) (3)	$39,600	$65	$39,665	3	177
	Land (3)	695	48	743	—	—
Total		$40,295	$113	$40,408	3	177

2017	Assisted Living (4)	$54,463	$341	$54,804	3	240
Total		$54,463	$341	$54,804	3	240

(1)

Represents cost associated with our acquisitions; however, upon adoption of ASU 2017-01, our acquisitions meet the definition of an asset acquisition resulting in capitalization of transaction costs to the properties’ basis. For our land purchases with forward development commitments, transaction costs are capitalized as part of construction in progress. Transaction costs per our consolidated statements of income and comprehensive income represents current and prior year transaction costs due to timing and terminated transactions.

(2)	We acquired two MC in Texas.

(3)

We entered into a joint venture (“JV”) to develop, purchase and own senior housing properties. During the second quarter of 2018, the JV purchased land for the development of a 78-unit ALF/MC in Oregon for a total anticipated project cost of $18,108. The non-controlling partner contributed $1,081 of cash and we committed to fund the remaining $17,027 project cost. During the third quarter of 2018, in a sale-leaseback transaction, the JV purchased an existing operational 89-unit ILF adjacent to the 78-unit ALF/MC we are developing for $14,400. The non-controlling partner contributed $2,857 of equity and we contributed $11,543 in cash. Upon completion of the development project, our combined economic interest in the JV will be approximately 88%. We account for the JV on a consolidated basis. See Note 7. Equity for further discussion related to our partnerships and non-controlling interests.

(4)	We acquired an ALF and a MC in California. Additionally, we acquired a MC in Ohio.

During the nine months ended September 30, 2018 and 2017, we invested the following in development and improvement projects (in thousands):

	Nine months ended September 30, 2018		Nine months ended September 30, 2017
Type of Property	Developments	Improvements	Developments	Improvements
Assisted Living Communities	$19,251	$1,131	$10,366	$951
Skilled Nursing Centers	6,466	500	3,573	1,357
Other	—	432	—	—
Total	$25,717	$2,063	$13,939	$2,308

Completed Developments. The following table summarizes our completed developments during the nine months ended September 30, 2018 (dollar amounts in thousands):

	Number	Type	Number
	of	of	of		Total
Type of Project	Properties	Property	Beds/Units	State	Investment
Development	1	MC	66	Illinois	$13,974

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Properties held-for-sale. The following table summarizes our properties held-for-sale as of September 30, 2018 (dollar amounts in thousands):

	Type	Number			Number
	of	of	Gross	Accumulated	of
State	Property	Properties	Investment	Depreciation	Beds/units
Florida (1)	SNF	1	$2,497	$971	60
Texas	ILF	1	5,746	1,916	140
Totals		2	$8,243	$2,887	200

(1)	Subsequent to September 30, 2018, we sold this 60-bed SNF for $5,000 and will recognize a gain of approximately $3,400.

Properties sold. The following table summarizes property sales during the nine months ended September 30, 2018 and 2017(dollar amounts in thousands):

		Type		Number	Number
		of		of	of	Sales	Carrying	Net
Year	State	Properties		Properties	Beds	Price	Value	Gain
2018	Alabama	SNF		2	285	$17,525	$3,272	$14,253
	Kansas	ALF	(1)	—	—	350	346	—
	Ohio and Pennsylvania	ALF		6	320	67,500	16,352	48,445
Total 2018				8	605	$85,375	$19,970	$62,698

2017	Indiana and Iowa	ALF		4	175	$14,250	$8,726	$5,054
Total 2017				4	175	$14,250	$8,726	$5,054

(1)	We sold land adjacent to an existing ALF community in Kansas.

Mortgage Loans. The following table summarizes our investments in mortgage loans secured by first mortgages at September 30, 2018 (dollar amounts in thousands):

			Type	Percentage	Number of			Investment
		Gross	of	of			SNF	per
Interest Rate (1)	Maturity	Investment	Property	Investment	Loans (2)	Properties (3)	Beds	Bed/Unit
9.5%	2043	$186,495	SNF	76.1%	1	15	2,029	$91.91
9.2%	2045	33,028	SNF	13.5%	1	4	501	$65.92
9.4%	2045	14,797	SNF	6.0%	1	1	157	$94.25
9.5%	2020	10,733	SNF	4.4%	1	2	205	$52.36
Total		$245,053		100.0%	4	22	2,892	$84.73

(1)	The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 2.25%.

(2)	Some loans contain certain guarantees, provide for certain facility fees and the majority of the mortgage loans have a 30-year term.

(3)	We have investments in properties located in one state that includes mortgages to one operator.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table summarizes our mortgage loan activity for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine months ended September 30,
	2018		2017
Originations and funding under mortgage loans receivable	$20,530	(1)	$9,333
Pay-offs received	(1,086)		(16,665)
Scheduled principal payments received	(550)		(686)
Net increase (decrease) in mortgage loans receivable	$18,894		$(8,018)

(1)

During 2018, we funded an additional $7,400 under an existing mortgage loan for the purchase of a 112-bed skilled nursing center in Michigan. The incremental funding bears interest at 8.7%, fixed for five years, and escalating by 2.25% thereafter. Also, we funded additional loan proceeds of $7,125 under an existing mortgage loan for the purchase of a 126-bed skilled nursing center in Michigan. This incremental funding bears interest at 9.41%, fixed for five years, and escalating by 2.25% thereafter.

3.Investment in Unconsolidated Joint Ventures

Our investment in unconsolidated joint ventures consists of a preferred equity investment and two mezzanine loans which are accounted for as unconsolidated joint ventures in accordance with GAAP. The following table summarizes our investment in unconsolidated joint ventures (dollar amounts in thousands):

	Type	Type		Total	Currently	Number
	of	of		Preferred	Paid in	of	Investment		Carrying
State	Properties	Investment		Return	Cash	Beds/ Units	Commitment		Value
Arizona	ALF/MC/ILF	Preferred Equity	(1)	15%	7%	585	$25,650		$23,942
Florida	ALF/IL/MC	Mezzanine	(2)	15%	12%	99	2,900	(3)	3,169	(3)
Florida	UDP-ALF/MC	Mezzanine	(2)	15%	10%	127	3,400		3,400
Total						811	$31,950		$30,511

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table summarizes our capital contributions, income recognized, and cash interest received related to our investments in unconsolidated joint ventures (in thousands):

	Nine Months Ended September 30,
Type	2018				2017
of	Capital	Income	Cash Interest		Capital	Income	Cash Interest
Properties	Contribution	Recognized	Received		Contribution	Recognized	Received
ALF/MC/ILF	$580	$1,490	$1,436		$1,100	$1,134	$1,020
ALF/IL/MC	—	383	291		—	383	216
UDP-ALF/MC	—	230	—	(1)	2,747	118	—	(1)
Total	$580	$2,103	$1,727		$3,847	$1,635	$1,236

(1)   We withheld $653 at the time of loan origination which is being applied to interest. As of September 30, 2018, we still hold $257 which will be applied to future interest.

4.Notes Receivable

Notes receivable consists of mezzanine loans and other loan arrangements. The following table is a summary of our notes receivable components as of September 30, 2018 and December 31, 2017 (in thousands):

	At September 30, 2018	At December 31, 2017
Mezzanine loans	$9,869	$13,700
Other loans	2,901	2,868
Notes receivable reserve	(128)	(166)
Total	$12,642	$16,402

The following tables summarizes our notes receivable activity for the nine months ended September 30, 2018 and 2017 (dollar amounts in thousands):

	Nine months ended September 30,
	2018	2017
Advances under notes receivable	$50	$—
Principal payments received under notes receivable	(3,848)	(25)
Total	$(3,798)	$(25)

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

5.Lease Incentives

The following summarizes lease incentives by component as of September 30, 2018 and December 31, 2017 (in thousands):

	At September 30, 2018	At December 31, 2017
Non-contingent lease incentives	$14,883	$14,904
Contingent lease incentives	6,219	6,577
Total	$21,102	$21,481

The following table summarizes our lease incentive activity for the nine months ended September 30, 2018 and 2017(in thousands):

	Nine months ended September 30,
	2018		2017
	Funding	Amortization	Funding	Amortization	Write off
Non-contingent lease incentives	$1,272	$(1,292)	$5,713	$(1,181)	$(1,205)	(1)
Contingent lease incentives (3)	—	(359)	—	(500)	(2,634)	(2)
Total	$1,272	$(1,651)	$5,713	$(1,681)	$(3,839)

(1)	Represents the write-off of lease incentives related to two MC communities due to negotiations to transition these properties to another operator in our portfolio.

(2)

Represents the write-off of lease incentive related to an ALF community due to change to the business model at the property that resulted in lower net operating income and the improbability of paying the earn-out.

(3)

Subsequent to September 30, 2018, we entered into an amended master lease agreement with Senior Lifestyle Management, LLC (“Senior Lifestyle”). Among the provisions of the amendment, the contingent lease incentive payable to Senior Lifestyle was removed. Therefore, subsequent to September 30, 2018, we will write-off the Senior Lifestyle contingent lease incentive of $6,219 and the related earn-out liability of $9,292 which will result in income of approximately $3,000.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

6.Debt Obligations

Bank Borrowings.  During 2018, we amended and restated our unsecured credit agreement to replace the previous unsecured credit agreement, prior to its expiration on October 14, 2018. The amended credit agreement maintains the $600,000,000 aggregate commitment of the lenders under the prior agreement and provides for the opportunity to increase the commitment size of the credit agreement up to a total of $1,000,000,000. The amended credit agreement extends the maturity of the credit agreement to June 27, 2022 and provides for a one-year extension option at our discretion, subject to customary conditions. Additionally, the amended credit agreement decreases the interest rate margins and converts from the payment of unused commitment fees to a facility fee. Based on our leverage at September 30, 2018, the facility provides for interest annually at LIBOR plus 115 basis points and a facility fee of 20 basis points. At September 30, 2018, we were in compliance with all covenants.

Senior Unsecured Notes. During 2017, we amended our shelf agreement with affiliates and managed accounts of Prudential Investment Management, Inc. (“Prudential”) to increase our shelf commitment to $337,500,000.

The debt obligations by component as of September 30, 2018 and December 31, 2017 are as follows (dollar amounts in thousands):

		At September 30, 2018		At December 31, 2017
	Applicable		Available		Available
	Interest	Outstanding	for	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing	Balance	Borrowing
Bank borrowings (2)	3.38%	$120,000	$480,000	$96,500	$503,500
Senior unsecured notes, net of debt issue costs	4.49%	550,986	79,833	571,002	63,667
Total	4.29%	$670,986	$559,833	$667,502	$567,167

(1)	Represents weighted average of interest rate as of September 30, 2018.

(2)

Subsequent to September 30, 2018, we paid down $20,000 under our unsecured revolving line of credit. Accordingly, we have $100,000 outstanding under our unsecured revolving line of credit with $500,000 available for borrowing.

Our borrowings and repayments are as follows (in thousands):

	Nine months ended September 30,
	2018		2017
Debt Obligations	Borrowings	Repayments	Borrowings		Repayments
Bank borrowings	$96,500	$(73,000)	$64,500		$(116,600)
Senior unsecured notes	—	(20,166)	100,000	(1)	(19,167)
Total	$96,500	$(93,166)	$164,500		$(135,767)

(1)

During 2017, we sold 15-year senior unsecured notes in the aggregate amount of $100,000 to a group of investors, which included Prudential, in a private placement transaction. The notes bear interest at an annual rate of 4.5%, have scheduled principal payments and mature on February 16, 2032.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

7.Equity

Common Stock. We have an equity distribution agreement to issue and sell, from time to time, up to $200,000,000 in aggregate offering price of our company common shares. During the nine months ended September 30, 2018 and 2017, under our equity distribution agreement, we sold 22,244 shares of common stock for $1,005,000 in net proceeds and 312,881 shares of common stock for $14,578,000 in net proceeds, respectively. In conjunction with the sale of common stock, during the nine months ended September 30, 2018 and 2017, we paid $18,000 and $260,000, respectively, as compensation to our sales agents and we reclassified $76,000 and $49,000, respectively, of accumulated costs associated with this agreement to capital in excess of par value. At September 30, 2018, and 2017, we had $184,139,000 and $185,162,000, respectively, available under our equity distribution agreement.

During the nine months ended September 30, 2018 and 2017, we acquired 31,326 shares and 41,592 shares, respectively, of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

Non-controlling Interests. During 2018 and 2017, we entered into partnerships to develop and/or own real estate. Given that our limited members do not have the substantive kick-out rights, liquidation rights, or participation rights, we have concluded that the partnerships are VIEs. And since we exercise power over and receive benefits from the VIEs, we are considered the primary beneficiary. Accordingly, we consolidate the VIEs and record the non-controlling interests at cost.

As of September 30, 2018, we have the following consolidated VIEs (dollar amounts in thousands):

				Gross
Investment		Property		Consolidated		Non-Controlling
Year	Purpose	Type	State	Assets		Interests
2018	Owned real estate	ILF	OR	$14,400	(1)	$2,857	(1)
2018	Owned real estate and development	UDP	OR	2,881	(1)	1,081	(1)
2017	Owned real estate and development	UDP	WI	10,316	(2)	2,272	(2)
2017	Owned real estate	ALF	SC	10,571		1,241
Total				$38,168		$7,451

(1)

We entered into a joint venture (“JV”) to develop, purchase and own senior housing properties. During the second quarter of 2018, the JV purchased land for the development of a 78-unit ALF/MC for a total anticipated project cost of $18,108. The non-controlling partner contributed $1,081 of cash and we committed to fund the remaining $17,027 project cost. During the third quarter of 2018, in a sale-leaseback transaction, the JV purchased an existing operational 89-unit ILF adjacent to the 78-unit ALF/MC we are developing for $14,400. The non-controlling partner contributed $2,857 of equity and we contributed $11,543 in cash. Upon completion of the development project, our combined economic interest in the JV will be approximately 88%. We account for the JV on a consolidated basis.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Distributions. We declared and paid the following cash dividends (in thousands):

	Nine Months Ended September 30,
	2018				2017
	Declared		Paid		Declared		Paid
Common Stock	$67,768	(1)	$67,768	(1)	$67,664	(1)	$67,664	(1)

(1)	Represents $0.19 per share per month for the nine months ended September 30, 2018 and 2017.

In October 2018, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of October, November and December 2018, payable on October 31, November 30, and December 31, 2018, respectively, to stockholders of record on October 23, November 21, and December 21, 2018, respectively.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the nine months ended September 30, 2018 and 2017, no stock options were granted. The stock options exercised during the nine months ended September 30, 2018 and 2017 were as follows:

		Weighted
		Average
	Options	Exercise	Option	Market
	Exercised	Price	Value	Value (1)
2018	5,000	$24.65	$123,000	$205,000
2017	8,334	$24.31	$202,566	$410,797

(1)	As of exercise date.

At September 30, 2018, we had 20,000 stock options outstanding and exercisable. Compensation expense related to the vesting of stock options was $0 and $2,000 for the nine months ended September 30, 2018 and 2017, respectively.

The following table summarizes our restricted stock and performance-based stock units activity for the nine months ended September 30, 2018 and 2017:

	Nine months ended September 30,
	2018	2017
Outstanding, January 1	244,181	210,573
Granted	156,718	143,057
Vested	(75,149)	(84,363)
Cancelled	—	(24,106)
Outstanding, September 30	325,750	245,161

During the nine months ended September 30, 2018 and 2017, we granted restricted stock and performance-based stock units under the 2015 Plan as follows:

	No. of	Price per
Year	Shares/Units	Share	Vesting Period
2018	81,819	$38.18	ratably over 3 years
	66,171	$38.18	TSR targets (1)
	8,728	$41.25	ratably over 1 year
	156,718

2017	74,760	$45.76	ratably over 3 years
	57,881	$45.76	TSR targets (1)
	7,416	$48.55	ratably over 1 year
	3,000	$50.55	ratably over 3 years
	143,057

(1)	Vesting is based on achieving certain total shareholder return (“TSR”) targets in 4 years with acceleration opportunity in 3 years.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Compensation expense recognized related to the vesting of restricted common stock and performance-based stock units for the nine months ended September 30, 2018 and 2017 were $4,384,000 and $3,965,000, respectively. At September 30, 2018, the remaining compensation expense to be recognized related to the future service period of unvested outstanding restricted common stock and performance-based stock units are as follows:

Remaining
Compensation
Vesting Date	Expense
2018	$1,486,000
2019	4,250,000
2020	2,210,000
2021	238,000
Total	$8,184,000

8.Commitments and Contingencies

At September 30, 2018, we had commitments as follows (in thousands):

				Total
	Investment		2018	Commitment	Remaining
	Commitment		Funding	Funded	Commitment
Real estate properties (Note 2. Real Estate Investments)	$77,882	(1)	$17,973	$35,417	$42,465
Accrued incentives and earn-out liabilities	23,000	(3)	—	—	23,000
Mortgage loans (Note 2. Real Estate Investments)	65,700	(2)	6,005	23,256	42,444
Joint venture investments (Note 3. Investments in Unconsolidated Joint Ventures)	25,650		580	23,594	2,056
Notes receivable (Note 4. Notes Receivable)	700		50	50	650
Total	$192,932		$24,608	$82,317	$110,615

(1)	Represents commitments to purchase land and improvements, if applicable, and to develop, re-develop, renovate or expand seniors housing and health care properties.

(2)

$39,700 represents commitments to expand and renovate the seniors housing and health care properties securing the mortgage loans and $26,000 represents contingent funding upon the borrower achieving certain coverage ratios.

(3)

Subsequent to September 30, 2018, we entered into an amended master lease agreement with Senior Lifestyle. Among the provisions of the amendment, the contingent lease incentive payable to Senior Lifestyle was removed. Therefore, subsequent to September 30, 2018, we wrote-off the Senior Lifestyle contingent lease incentive of $6,219 and the related earn-out liability of $9,292 which will result in income of approximately $3,000.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

9.Major Operators

We have four operators from each of which we derive approximately 10% or more of our combined rental revenue and interest income from mortgage loans. The following table sets forth information regarding our major operators as of September 30, 2018:

	Number of		Number of		Percentage of
			SNF	ALF	Total	Total
Operator	SNF	ALF	Beds	Units	Revenue (1)	Assets
Prestige Healthcare	24	—	3,010	93	18.0%	16.4%
Senior Lifestyle Corporation	—	23	—	1,457	11.9%	10.4%
Brookdale Senior Living	—	37	—	1,702	10.1%	4.6%
Senior Care Centers	11	—	1,444	—	9.8%	7.1%
Total	35	60	4,454	3,252	49.8%	38.5%

(1)	Includes rental income and interest income from mortgage loans and excludes income from properties sold and mortgage loans paid off during 2018.

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

10.Earnings per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$34,937	$20,616	$124,232	$67,506
Less net income allocated to non-controlling interests	(17)	—	(17)	—
Less net income allocated to participating securities:
Non-forfeitable dividends on participating securities	(89)	(80)	(268)	(269)
Income allocated to participating securities	(49)	—	(236)	(12)
Total net income allocated to participating securities	(138)	(80)	(504)	(281)
Net income available to common stockholders	34,782	20,536	123,711	67,225
Effect of dilutive securities:
Participating securities	138	80	504	281
Net income for diluted net income per share	$34,920	$20,616	$124,215	$67,506

Shares for basic net income per share	39,487	39,428	39,470	39,403
Effect of dilutive securities:
Stock options	4	9	3	11
Performance-based stock units	217	170	217	170
Participating securities	157	141	155	154
Total effect of dilutive securities	378	320	375	335
Shares for diluted net income per share	39,865	39,748	39,845	39,738

Basic net income per share	$0.88	$0.52	$3.13	$1.71
Diluted net income per share	$0.88	$0.52	$3.12	$1.70

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

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments. We do not invest our cash in auction rate securities. The carrying value and fair value of our financial instruments as of September 30, 2018 and December 31, 2017 assuming election of fair value for our financial assets and financial liabilities were as follows (in thousands):

	At September 30, 2018			At December 31, 2017
	Carrying	Fair		Carrying	Fair
	Value	Value		Value	Value
Mortgage loans receivable	$242,609	$274,698	(1)	$223,907	$278,224	(1)
Bank borrowings	120,000	120,000	(2)	96,500	96,500	(2)
Senior unsecured notes, net of debt issue costs	550,986	529,805	(3)	571,002	577,126	(3)
Accrued incentives and earn-outs	9,292	9,292	(4)	8,916	8,916	(4)

(1)

Our investment in mortgage loans receivable is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash inflows of the mortgage loans receivable at September 30, 2018 and December 31, 2017 was 9.7% and 8.7%, respectively.

(2)

Our bank borrowings bear interest at a variable interest rate. The estimated fair value of our bank borrowings approximated their carrying values at September 30, 2018 and December 31, 2017 based upon prevailing market interest rates for similar debt arrangements.

(3)

Our obligation under our senior unsecured notes is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is measured based upon management’s estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities. At September 30, 2018, the discount rate used to value our future cash outflow of our senior unsecured notes was 5.00% for those maturing before year 2026 and 5.25% for those maturing at or beyond year 2026. At December 31, 2017, the discount rate used to value our future cash outflow of our senior unsecured notes was 4.10% for those maturing before year 2026 and 4.30% for those maturing at or beyond year 2026.

(4)

Our accrued incentives and earn-outs are classified as Level 3. We estimated the fair value of the accrued incentives and earn‑out payments using a discounted cash flow analysis. The discount rate that we use consists of a risk‑free U.S. Treasury rate plus a company specific credit spread which we believe is acceptable by willing market participants. The discount rate used to value our accrued incentives and earn-outs was 6.0% at September 30, 2018 and 6.2% at December 31, 2017.

12.Subsequent Events

Subsequent to September 30, 2018 the following events occurred:

Real Estate:   We sold a 60-bed SNF in Florida for $5,000,000 with a net book value of $1,526,000 and will recognize a gain of approximately $3,400,000 in the fourth quarter.

Lease Incentives: We entered into an amended master lease agreement with Senior Lifestyle. Among the provisions of the amendment, the contingent lease incentive payable to Senior Lifestyle was

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

removed. Therefore, subsequent to September 30, 2018, we will write-off the Senior Lifestyle contingent lease incentive of $6,219,000 and the related earn-out liability of $9,292,000 which will result in income of approximately $3,000,000.

Debt:  We paid down $20,000,000 under our unsecured revolving line of credit.  Accordingly, we have $100,000,000 outstanding under our unsecured revolving line of credit with $500,000,000 available for borrowing.

Equity: We declared a monthly cash dividend of $0.19 per share on our common stock for the months of October, November and December 2018, payable on October 31, November 30, and December 31, 2018, respectively to stockholders of record on October 23, November 21, and December 21, 2018, respectively.

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

The below graph summarizes our gross investments as of September 30, 2018:

Our seniors housing and health care property classifications include skilled nursing centers (“SNF”), assisted living communities (“ALF”), independent living communities (“ILF”), memory care communities (“MC”) and combinations thereof. ALF, ILF, MC, and combinations thereof are included in the ALF property classification. As of September 30, 2018, seniors housing and long-term health care properties comprised approximately 99.4% of our real estate investment portfolio. We have been operating since August 1992.

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

Real Estate Portfolio Overview

The following tables summarize our real estate investment portfolio by owned properties and mortgage loans and by type, as of September 30, 2018 (dollar amounts in thousands):

			Nine Months Ended
		Percentage	September 30, 2018		Percentage	Number	Number of
	Gross	of	Rental	Interest	of	of	SNF	ALF
Owned Properties	Investments	Investments	Income (5)	Income (6)	Revenues	Properties (1)	Beds (2)	Units (2)
Assisted Living	$802,484	48.4%	$49,053	$—	40.6%	103	—	5,885
Skilled Nursing	569,141	34.3%	50,111	—	41.5%	73	8,919	261
Under Development (3)	31,602	1.9%	—	—	—%	—	—	—
Other (4)	11,040	0.6%	689	—	0.6%	1	118	—
Total Owned Properties	1,414,267	85.2%	99,853	—	82.7%	177	9,037	6,146

Mortgage Loans
Skilled Nursing	245,053	14.8%	—	20,853	17.3%	22	2,892	—
Total Mortgage Loans	245,053	14.8%	—	20,853	17.3%	22	2,892	—

Total Portfolio	$1,659,320	100.0%	$99,853	$20,853	100.0%	199	11,929	6,146

			Nine Months Ended
		Percentage	September 30, 2018		Percentage	Number	Number of
	Gross	of	Rental	Interest	of	of	SNF	ALF
Summary of Properties by Type	Investments	Investments	Income (5)	Income (6)	Revenues	Properties (1)	Beds (2)	Units (2)
Skilled Nursing	$814,194	49.1%	$50,111	$20,853	58.8%	95	11,811	261
Assisted Living	802,484	48.4%	49,053	—	40.6%	103	—	5,885
Under Development (3)	31,602	1.9%	—	—	—%	—	—	—
Other (4)	11,040	0.6%	689	—	0.6%	1	118	—
Total Portfolio	$1,659,320	100.0%	$99,853	$20,853	100.0%	199	11,929	6,146

(1)	We have investments in 28 states leased or mortgaged to 29 different operators.

(2)	See Item 1. Financial Statements – Note 2. Real Estate Investments for discussion of bed/unit count.

(3)	Represents three development projects consisting of a 143-bed SNF located in Kentucky, a 78-unit ALF/MC located in Oregon and a 110-unit ILF/ALF/MC located in Wisconsin.

(4)	Includes three parcels of land held-for-use and one behavioral health care hospital.

(5)	Excludes rental income from properties sold.

(6)	Represents interest income from mortgage loans and excludes interest income from paid-off mortgage loans.

As of September 30, 2018, we had $1.3 billion in carrying value of net real estate investments, consisting of $1.1 billion or 82.0% invested in owned and leased properties and $0.2 billion or 18.0% invested in mortgage loans secured by first mortgages. Our investment in mortgage loans contain interest rates between 9.2% and 9.5%. Approximately 76.1% of those mortgage loans mature in 2043 and have an interest rate of 9.5%.

For the nine months ended September 30, 2018, rental income and interest income from mortgage loans represented 82.1% and 16.7%, respectively, of total gross revenues. In most instances, our lease structure contains fixed annual rental escalations, which are generally recognized on a straight-line basis over the minimum lease period. Certain leases have annual rental escalations that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property.  For those certain leases, the revenue is not recognized until the appropriate contingencies have been resolved.

During the nine months ended September 30, 2018, there were no lease renewals. During 2018, we transitioned two operating skilled nursing centers to another operator in our portfolio. This transition had no economic impact on us. For the nine months ended September 30, 2018, we recorded $8.6 million in straight-line rental income and recovered a net of $0.1 million in straight-line rent receivable reserve. During the nine months ended September 30, 2018, we received $95.7 million of cash rental revenue and recorded amortization of lease incentives cost of $1.7 million. At September 30, 2018, the straight-line rent receivable balance, net of reserves, on the balance sheet was $73.1 million.

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

Also, during 2017, Preferred Care, Inc. (“Preferred Care”) and several affiliated entities filed for Chapter 11 bankruptcy as a result of a multi-million dollar judgement in a lawsuit in Kentucky against Preferred Care and certain affiliated entities. The affiliated entities named in the lawsuit operate properties in Kentucky and New Mexico. According to Preferred Care, it is subject to the judgement because it was included in the lawsuit. Preferred Care leases 24 properties under two master leases from us and none of the 24 properties are located in Kentucky or New Mexico. Those 24 properties are in Arizona, Colorado, Iowa, Kansas, Texas and Virginia. Additionally, the Preferred Care operating entities that sublease those properties did not file for bankruptcy. Our annual rental revenue from Preferred Care represented 6.5% of total rental and interest income as of September 30, 2018. Preferred Care is current on its rent due to us and provides us updates on the bankruptcy proceedings.

2018 Activities Overview

The following tables summarize our transactions during the nine months ended September 30, 2018 (dollar amounts in thousands):

Investment in Owned Properties

	Number		Type	Number	Initial		Total	Total
	of		of	of	Cash	Purchase	Transaction	Acquisition
State	Properties		Properties	Beds/Units	Yield	Price	Costs	Costs
Oregon	1	(1)	ILF	89	6.75%	$14,400	$—	$14,400
Oregon	—	(1)	UDP	—	—%	600	36	636
Texas	2		MC	88	7.25%	25,200	66	25,266
Wisconsin	—		UDP	—	—%	95	11	106
Total	3			177		$40,295	$113	$40,408

(1)

During the second quarter of 2018, we entered into a partnership to develop and own real estate. Under the partnership agreement, we acquired a parcel of land to develop a 78-unit assisted living and memory care community in Medford, OR for a total commitment of $18,108, and an existing operational 89-unit independent living community in Oregon for $14,400, during the second and third quarter of 2018, respectively.

Investment in Development and Improvement projects

	Developments	Improvements
Assisted Living Communities	$19,251	$1,131
Skilled Nursing Centers	6,466	500
Other	—	432
Total	$25,717	$2,063

Completed Developments

	Number	Type	Number
	of	of	of		Total
Type of Project	Properties	Property	Beds/Units	State	Investment
Development	1	MC	66	Illinois	$13,974

Properties Sold

	Type		Number	Number
	of		of	of	Sales	Carrying	Net
State	Properties		Properties	Beds/Units	Price	Value	Gain
Alabama	SNF		2	285	$17,525	$3,272	$14,253
Kansas	ALF	(1)	—	—	350	346	—
Ohio and Pennsylvania	ALF		6	320	67,500	16,352	48,445
Total			8	605	$85,375	$19,970	$62,698

(1)	We sold land adjacent to an existing ALF community in Kansas.

Investment in Mortgage Loans

Originations and funding under mortgage loans receivable	$20,530	(1)
Pay-offs received	(1,086)
Scheduled principal payments received	(550)
Net increase in mortgage loans receivable	$18,894

(1)

During 2018, we funded an additional $7,400 under an existing mortgage loan for the purchase of a 112-bed skilled nursing center in Michigan. The incremental funding bears interest at 8.7%, fixed for five years, and escalating by 2.25% thereafter. Also, we funded additional loan proceeds of $7,125 under an existing mortgage loan for the purchase of a 126-bed skilled nursing center in Michigan. This incremental funding bears interest at 9.41%, fixed for five years, and escalating by 2.25% thereafter.

Investment in Unconsolidated Joint Ventures

	Type	Type	Total	Currently	Number							Cash
	of	of	Preferred	Paid in	of	Investment		Carrying		Capital	Income	Interest
State	Properties	Investment	Return	Cash	Beds/ Units	Commitment		Value		Contribution	Recognized	Received
Arizona	ALF/MC/ILF	Preferred Equity	15%	7%	585	$25,650		$23,942		$580	$1,490	$1,436
Florida	ALF/IL/MC	Mezzanine	15%	12%	99	2,900	(1)	3,169	(1)	—	383	291
Florida	UDP-ALF/MC	Mezzanine	15%	10%	127	3,400		3,400		—	230	—	(2)
					811	$31,950		$30,511		$580	$2,103	$1,727

(1)

Since interest payments were deferred and no interest was recorded for the first twelve months of the loan, we used the effective interest method in accordance with GAAP to recognize interest income and recorded the difference between the effective interest income and cash interest income to the loan principal balance.

(2)	We withheld $653 at the time of loan origination which is being applied to interest. As of September 30, 2018, we still hold $257 which will be applied to future interest.

Notes Receivable

Advances under notes receivable	$50
Principal payments received under notes receivable	(3,848)
Total	$(3,798)

Debt Obligations

During 2018, we amended and restated our unsecured credit agreement to replace the previous unsecured credit agreement, prior to its expiration on October 14, 2018. The amended credit agreement maintains the $600.0 million aggregate commitment of the lenders under the prior agreement and provides for the opportunity to increase the commitment size of the credit agreement up to a total of $1.0 billion. The amended credit agreement extends the maturity of the credit agreement to June 27, 2022 and provides for a one-year extension option at our discretion, subject to customary conditions. Additionally, the amended credit agreement decreases the interest rate margins and converts from the payment of unused commitment fees to a facility fee.

Health Care Regulatory Climate

The Centers for Medicare & Medicaid Services (“CMS”) annually updates Medicare skilled nursing facility prospective payment system rates and other policies. On July 31, 2017, CMS released a final rule updating Medicare skilled nursing facility rates and policies for fiscal year 2018, which began on October 1, 2017. CMS expected the rule to increase overall payments to SNFs by $370 million in fiscal year 2018, or 1.0%, compared to fiscal year 2017 levels. The 1% update for fiscal year 2018 was set by Congress in 2015 legislation.

On April 27, 2018, CMS released its proposed update to Medicare skilled nursing facility rates for fiscal year 2019, which CMS projected would increase overall payments to skilled nursing facilities by $850 million in fiscal year 2019 relative to fiscal year 2018 levels. The proposed rate update for fiscal year 2019 was 2.4%, as mandated by the Bipartisan Budget Act of 2018. Furthermore, CMS proposed replacing the existing Resource Utilization Groups, Version IV (“RUG–IV”) case mix classification system with a new model beginning in fiscal year 2020. The new case mix classification system, called the “Patient-Driven Payment Model,” would base Medicare payment on resident needs rather than the amount of therapy a resident receives.

On July 31, 2018, CMS released a final rule updating skilled nursing facility rates and policies for fiscal year 2019. The final rule adopts the proposed 2.4% payment increase, which CMS projects will increase overall payments to skilled nursing facilities by $820 million in fiscal year 2019 as compared to fiscal year 2018 levels ($30 million less than projected in the proposed rule). CMS also finalized the Patient-Driven Payment Model, effective for fiscal year 2020. Finally, CMS confirm that, as required by statute, beginning October 1, 2018, the SNF Value-Based Purchasing (“VBP”) Program will go into effect. Under the VBP Program, CMS will reduce Medicare payments to skilled nursing facilities by 2%. CMS will then return approximately 60% of the withheld amount to skilled nursing facilities based on their relative performance on a readmission measure. The remaining portion of the withheld amount will be retained in the Medicare Trust Fund.

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

Additional reforms affecting the payment for and availability of health care services have been proposed at the federal and state level and adopted by certain states. Increasingly, state Medicaid programs are providing coverage through managed care programs under contracts with private health plans, which is intended to decrease state Medicaid costs. Congress and state legislatures can be expected to continue to review and assess alternative health care delivery systems and payment methodologies. Changes in the law, new interpretations of existing laws, or changes in payment methodologies may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by the government and other third-party payors.

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

The following table reflects our recent historical trends of concentration risk (gross investment, in thousands):

	9/30/18	6/30/18	3/31/18	12/31/17	9/30/17
Asset mix:
Real property	$1,414,267	$1,401,303	$1,401,506	$1,392,122	$1,359,586
Loans receivable	245,053	236,178	235,734	226,162	224,095
Investment mix:
Skilled nursing centers	$814,194	$814,208	$813,542	$803,691	$803,853
Assisted living communities	802,484	787,373	795,036	789,520	759,896
Under development	31,602	25,077	17,922	14,465	9,716
Other (1)	11,040	10,823	10,740	10,608	10,216
Operator mix:
Prestige Healthcare (1)	$258,186	$249,311	$247,769	$238,184	$236,105
Senior Lifestyle Corporation	189,945	189,945	189,226	189,226	189,025
Senior Care Centers	138,109	138,109	138,109	138,109	138,109
Anthem Memory Care	135,946	135,342	131,527	126,120	121,138
Brookdale Senior Living	126,991	126,991	126,991	126,991	126,991
Remaining operators	810,143	797,783	803,618	799,654	772,313
Geographic mix:
Texas	$292,317	$292,317	$267,051	$267,051	$269,279
Michigan	245,996	237,121	235,579	225,994	223,916
Wisconsin	137,056	133,794	130,941	129,398	126,313
Colorado	114,923	114,923	114,923	114,923	114,923
California	102,254	102,254	102,254	102,254	102,254
Remaining states	766,774	757,072	786,492	778,664	746,996

(1)	We have three parcels of land as of September 30, 2018. These parcels are located adjacent to properties securing the Prestige Healthcare mortgage loan and are managed by Prestige.

Credit Strength. We measure our credit strength both in terms of leverage ratios and coverage ratios. Our leverage ratios include debt to gross asset value and debt to market capitalization. The leverage ratios indicate how much of our consolidated balance sheet capitalization is related to long-term obligations. Our coverage ratios include interest coverage ratio and fixed charge coverage ratio. The coverage ratios indicate our ability to service interest and fixed charges (interest). The coverage ratios are based on earnings before interest, taxes, depreciation and amortization for real estate (“EBITDAre”) as defined by National Association of Real Estate Investment Trusts (“NAREIT”). EBITDAre is calculated as net income available to common stockholders (computed in accordance with GAAP) excluding (i) interest expense, (ii) income tax expense, (iii) real estate depreciation and amortization, (iv) impairment write-downs of depreciable real estate, (v) gains or losses on the sale of depreciable real estate, and (vi) adjustments for unconsolidated partnerships and joint ventures. Leverage ratios and coverage ratios are widely used by investors, analysts and rating agencies in the valuation, comparison, rating and investment recommendations of companies. The following table reflects the recent historical trends for our credit strength measures:

Balance Sheet Metrics

	Year to Date		Quarter Ended
	9/30/18		9/30/18		6/30/18			3/31/18			12/31/17			9/30/17
Debt to gross asset value	36.4%		36.4%		36.1%		(1)	38.3%		(3)	37.6%		(3)	36.8%
Debt to market capitalization ratio	27.7%		27.7%		27.8%		(2)	31.4%		(4)	27.9%		(4)	25.5%
Interest coverage ratio (5)	4.7	x	4.8	x	4.7	x		4.7	x		4.8	x		4.8	x
Fixed charge coverage ratio (5)	4.7	x	4.8	x	4.7	x		4.7	x		4.8	x		4.8	x

(1)	Decreased due to decrease in outstanding debt and increase in gross asset value from acquisitions partially offset by sold properties and loan payoffs.

(2)	Decreased due to decrease in outstanding debt and increase in market capitalization.

(3)	Increased primarily due to increase in outstanding debt partially offset by the increase in gross asset value from acquisitions, additional development and capital improvement funding.

(4)	Increased primarily due to increase in outstanding debt and decrease in market capitalization.

(5)

In calculating our interest coverage and fixed charge coverage ratios above, we use EBITDAre, which is a financial measure not derived in accordance with U.S. generally accepted accounting principles (“GAAP”) (non-GAAP financial measure). EBITDAre is not an alternative to net income, operating income or cash flows from operating activities as calculated and presented in accordance with GAAP. You should not rely on EBITDAre as a substitute for any such GAAP financial measures or consider it in isolation, for the purpose of analyzing our financial performance, financial position or cash flows. Net income is the most directly comparable GAAP measure to EBITDAre.

	Year to Date		Quarter Ended
	9/30/18		9/30/18		6/30/18		3/31/18		12/31/17		9/30/17
Net income	$124,232		$34,937		$68,936		$20,359		$19,834		$20,616
(Less): gain on sale |Add: loss on sale	(62,698)		(14,353)		(48,345)		—		1,240		—
Add: Impairment charges	—		—		—		—		—		—
Add: Interest expense	22,981		7,497		7,655		7,829		7,683		7,644
Add: Depreciation and amortization	28,159		9,447		9,268		9,444		9,424		9,519
Total EBITDAre	$112,674		$37,528		$37,514		$37,632		$38,181		$37,779

Interest expense	$22,981		$7,497		$7,655		$7,829		$7,683		$7,644
Add: Capitalized interest	850		298		293		259		281		256
Interest incurred	$23,831		$7,795		$7,948		$8,088		$7,964		$7,900

Interest coverage ratio	4.7	x	4.8	x	4.7	x	4.7	x	4.8	x	4.8	x

Interest incurred	$23,831		$7,795		$7,948		$8,088		$7,964		$7,900
Total fixed charges	$23,831		$7,795		$7,948		$8,088		$7,964		$7,900

Fixed charge coverage ratio	4.7	x	4.8	x	4.7	x	4.7	x	4.8	x	4.8	x

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

Operating Results (unaudited, in thousands)

	Three Months Ended
	September 30,
	2018	2017	Difference
Revenues:
Rental income	$34,211	$33,233	$978	(1)
Interest income from mortgage loans	7,087	6,677	410	(2)
Interest and other income	478	1,336	(858)	(3)
Total revenues	41,776	41,246	530

Expenses:
Interest expense	7,497	7,644	147	(4)
Depreciation and amortization	9,447	9,519	72
Provision (recovery) for doubtful accounts	106	(96)	(202)	(5)
Transaction costs	9	34	25
General and administrative expenses	4,879	4,144	(735)	(6)
Total expenses	21,938	21,245	(693)

Operating income	19,838	20,001	(163)
Income from unconsolidated joint ventures	746	615	131	(7)
Gain on sale of real estate, net	14,353	—	14,353	(8)
Net income	34,937	20,616	14,321
Income allocated to non-controlling interests	(17)	—	(17)
Net income attributable to LTC Properties, Inc.	34,920	20,616	14,304
Income allocated to participating securities	(138)	(80)	(58)
Net income available to common stockholders	$34,782	$20,536	$14,246

(1)	Increased due to acquisitions, capital improvement investments and higher cash rental income from Anthem partially offset by a reduction related to properties sold during 2017 and 2018.

(2)	Increased primarily due to mortgage originations and capital improvement funding partially offset by payoffs.

(3)

Decreased due to the net write-off of an earn-out liability and the related lease incentive asset during the third quarter of 2017 resulting from the lessee’s business model change, which negatively impacted the lessee’s operating results and caused the payment of the earn-out within the exercisable window improbable.

(4)

Decreased due to scheduled principal payments under our senior unsecured notes and an increase in capitalized interest related to development projects partially offset by a higher average outstanding balance on our line of credit and an increase in LIBOR rates.

(5)	Increased primarily due to (2) above and the reversal of straight-line rent reserve in 2017.

(6)	Increased primarily due to lower incentive compensation in the prior year related to a previously disclosed defaulted master lease.

(7)

Increased primarily due to income generated from additional funding under a preferred capital contribution commitment and income from a mezzanine loan accounted for as an unconsolidated joint venture in accordance with GAAP which was previously deferred.

(8)	Represents the net gain on sale of two senior living centers in Alabama during the third quarter of 2018.

	Nine Months Ended
	September 30,
	2018	2017	Difference
Revenues:
Rental income	$102,646	$103,533	$(887)	(1)
Interest income from mortgage loans	20,910	20,050	860	(2)
Interest and other income	1,502	2,753	(1,251)	(3)
Total revenues	125,058	126,336	(1,278)

Expenses:
Interest expense	22,981	22,266	(715)	(4)
Depreciation and amortization	28,159	28,186	27
Impairment charges	—	1,880	1,880	(5)
Provision (recovery) for doubtful accounts	76	(139)	(215)	(6)
Transaction costs	19	56	37
General and administrative expenses	14,392	13,270	(1,122)	(7)
Total expenses	65,627	65,519	(108)

Operating income	59,431	60,817	(1,386)
Income from unconsolidated joint ventures	2,103	1,635	468	(8)
Gain on sale of real estate, net	62,698	5,054	57,644	(9)
Net income	124,232	67,506	56,726
Income allocated to non-controlling interests	(17)	—	(17)
Net income attributable to LTC Properties, Inc.	124,215	67,506	56,709
Income allocated to participating securities	(504)	(281)	(223)
Net income available to common stockholders	$123,711	$67,225	$56,486

(1)

Decreased due to Anthem’s default, as previously discussed, and the reduction of rent related to properties sold during 2017 and 2018, partially offset by acquisitions and capital improvement investments.

(2)	Increased primarily due to mortgage originations and capital improvement funding partially offset by payoffs.

(3)

Decreased due to non-accrual of interest on a loan to Anthem and the net write-off of an earn-out liability and the related lease incentive asset during the third quarter of 2017 resulting from the lessee’s business model change, which negatively impacted the lessee’s operating results and caused the payment of the earn-out within the exercisable window improbable, partially offset by interest income from mezzanine loans.

(4)

Increased primarily due to a higher average outstanding balance on our line of credit and an increase in LIBOR rates , partially offset by scheduled principal payments under our senior unsecured notes and an increase in capitalized interest related to development projects.

(5)	Represents the write-off of straight-line rent and other receivables in 2017 related to two properties due to negotiations to transition these properties to another operator in our portfolio.

(6)	Increased primarily due to (2) above and the reversal of straight-line rent reserve in 2017.

(7)	Increased primarily due to lower incentive compensation in the prior year related to a previously disclosed defaulted master lease.

(8)

Increased primarily due to income generated from additional funding under a preferred capital contribution commitment and income from a mezzanine loan accounted for as an unconsolidated joint venture in accordance with GAAP which was previously deferred.

(9)

Represents the net gain on sale of six assisted living communities in Ohio and Pennsylvania and net gain on sale of two skilled nursing centers in Alabama during 2018 partially offset by a net gain on sale of four assisted living communities in Indiana and Iowa during 2017.

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

We calculate and report FFO in accordance with the definition and interpretive guidelines issued by NAREIT. FFO, as defined by NAREIT, means net income available to common stockholders (computed in accordance with GAAP) excluding gains or losses on the sale of real estate and impairment write-downs of depreciable real estate plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Our calculation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that have a different interpretation of the current NAREIT definition from us; therefore, caution should be exercised when comparing our FFO to that of other REITs.

The following table reconciles GAAP net income available to common stockholders to NAREIT FFO available to common stockholders (unaudited, amounts in thousands, except per share amounts):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2018		2017		2018		2017
GAAP net income available to common stockholders	$34,782		$20,536		$123,711		$67,225
Add: Depreciation and amortization	9,447		9,519		28,159		28,186
Add: Impairment charges	—		—		—		1,880
Less: Gain on sale of real estate, net	(14,353)		—		(62,698)		(5,054)
NAREIT FFO attributable to common stockholders	$29,876		$30,055		$89,172		$92,237
NAREIT FFO attributable to common stockholders per share:
Basic	$0.76		$0.76		$2.26		$2.34
Diluted	$0.75	(1)	$0.76	(1)	$2.25	(1)	$2.33	(1)
Weighted average shares used to calculate NAREIT FFO per share:
Basic	39,487		39,428		39,470		39,403
Diluted	39,865	(2)	39,748	(2)	39,845	(2)	39,738	(2)

(1)	Includes the effect of the participating securities.

(2)	Includes the effect of stock option equivalents, participating securities and performance-based stock units.

Liquidity and Capital Resources

Sources and Uses of Cash

As of September 30, 2018, we had a total of $20.4 million of cash and cash equivalents, $480.0 million available under our unsecured revolving line of credit, $79.8 million available under our senior unsecured note shelf agreement and the potential ability to access the capital markets through the issuance of $184.1 million of common stock under our equity distribution agreement. Subsequent to September 30, 2018, we paid down $20.0 million under our unsecured revolving line of credit. Accordingly, we have $500.0 million available under our unsecured line of credit. Furthermore, we have the ability to access the capital markets through the issuance of debt and/ or equity securities under an automatic shelf registration statement.

We believe that our current cash balance, cash flow from operations available for distribution or reinvestment, our borrowing capacity and our potential ability to access the capital markets are sufficient to provide for payment of our current operating costs, meet debt obligations and pay common dividends at least sufficient to maintain our REIT status and repay borrowings at, or prior to, their maturity. The timing, source and amount of cash flows used in financing and investing activities are sensitive to the capital markets environment, especially to changes in interest rates. We continuously evaluate the availability of cost-effective capital and believe we have sufficient liquidity for additional capital investments in 2018 and 2019.

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

	Nine months ended September 30,		Change
Cash provided by (used in):	2018	2017	$
Operating activities	$83,438	$76,134	$7,304
Investing activities	(2,374)	(53,815)	51,441
Financing activities	(63,706)	(26,468)	(37,238)
Increase in cash and cash equivalents	17,358	(4,149)	21,507
Cash and cash equivalents, beginning of period	5,213	7,991	(2,778)
Cash and cash equivalents, end of period	$22,571	$3,842	$18,729

Debt Obligations

Bank Borrowings. During 2018, we amended and restated our unsecured credit agreement to replace the previous unsecured credit agreement, prior to its expiration on October 14, 2018. The amended credit agreement maintains the $600.0 million aggregate commitment of the lenders under the prior agreement and provides for the opportunity to increase the commitment size of the credit agreement up to a total of $1.0 billion. The amended credit agreement extends the maturity of the credit agreement to June 27, 2022 and provides for a one-year extension option at our discretion, subject to customary conditions. Additionally, the amended credit agreement decreases the interest rate margins and converts from the payment of unused commitment fees to a facility fee. Based on our leverage at September 30, 2018, the facility provides for interest annually at LIBOR plus 115 basis points and a facility fee of 20 basis points. At September 30, 2018, we were in compliance with all covenants.

Senior Unsecured Notes. We have a $337.5 million shelf agreement with affiliates and managed accounts of Prudential Investment Management, Inc. (“Prudential”) with $79.8 million available for borrowing.

The debt obligations by component as of September 30, 2018 are as follows (dollar amounts in thousands):

	Applicable		Available
	Interest	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing
Bank borrowings (2)	3.38%	$120,000	$480,000
Senior unsecured notes, net of debt issue costs	4.49%	550,986	79,833
Total	4.29%	$670,986	$559,833

(1)	Represents weighted average of interest rate as of September 30, 2018.

(2)

Subsequent to September 30, 2018, we paid down $20,000 under our unsecured revolving line of credit. Accordingly, we have $100,000 outstanding under our unsecured revolving line of credit with $500,000 available for borrowing.

Our debt borrowings and repayments during the nine months ended September 30, 2018 are as follows (in thousands):

Debt Obligations	Borrowings	Repayments
Bank borrowings	$96,500	$(73,000)
Senior unsecured notes	—	(20,167)
Total	$96,500	$(93,167)

Equity

At September 30, 2018, we had 39,656,737 shares of common stock outstanding, equity on our balance sheet totaled $823.3 million and our equity securities had a market value of $1.7 billion. During the nine months ended September 30, 2018, we declared and paid $67.8 million of cash dividends.

Subsequent to September 30, 2018, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of October, November and December 2018, payable on October 31, November 30, and December 31, 2018, respectively, to stockholders of record on October 23, November 21, and December 21, 2018, respectively.

At-The-Market Program. We have an equity distribution agreement with sales agents to issue and sell, from time to time, up to $200.0 million in aggregate offering price of our common shares. The equity distribution agreement provides that sales of common shares are to be made by means of ordinary brokers’ transactions, which may include block trades, or transactions that are deemed to be “at the market” offerings. During the nine months ended September 30, 2018, we sold 22,244 shares of common stock for $1.0 million in net proceeds under our equity distribution agreement. In conjunction with the sale of common stock, we paid $18,000 as compensation to our sales agents and we reclassified $76,000 of accumulated costs associated with this agreement to additional paid in capital. At September 30, 2018, we had $184.1 million available under our equity distribution agreement.

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

Stock-Based Compensation. During the nine months ended September 30, 2018, we granted restricted stock and performance-based stock units under the 2015 Plan as follows:

No. of	Price per
Shares	Share	Vesting Period
81,819	$38.18	ratably over 3 years
66,171	$38.18	TSR targets (1)
8,728	$41.25	ratably over 1 year
156,718

(1)	Vesting is based on achieving certain total shareholder return (“TSR”) targets in 4 years with acceleration opportunity in 3 years.

Critical Accounting Policies

There have been no material changes from the critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the nine months ended September 30, 2018. For additional information, refer to Item 7A as presented in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2018, we did not make any unregistered sales of equity securities.

During the three months ended September 30, 2018, we acquired shares of common stock held by employees who tendered shares to satisfy tax withholding obligations. Specifically, the number of shares of common stock acquired from employees and the average prices paid per share for each month in the quarter ended September 30, 2018 are as follows:

Total Number
			of Shares	Maximum
			Purchased as	Number of
		Average	Part of	Shares that May
	Total Number	Price	Publicly	Yet Be
	of Shares	Paid per	Announced	Purchased
Period	Purchased	Share	Plan	Under the Plan
July 1- July 31, 2018	—	$—	—	—
August 1 - August 31, 2018	487	$42.91	—	—
September 1 - September 30, 2018	—	$—	—	—
Total	487		—	—

Item 6. Exhibits

3.1	LTC Properties, Inc. Articles of Restatement (incorporated by reference to Exhibit 3.1.2 to LTC Properties Inc.’s Current Report on Form 8‑K (File No. 1‑11314) filed June 6, 2016)

3.2	Bylaws of LTC Properties, Inc., as restated June 2, 2015 (incorporated by reference to Exhibit 3.2 to LTC Properties Inc.’s Current Report on Form 8-K (File No. 1-11314) filed June 5, 2015)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from LTC Properties, Inc.’s Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2018 and December 31, 2017; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017; (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017; and (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC.
Registrant

Dated: November 5, 2018	By:	/s/ Pamela Kessler
Pamela Kessler
Executive Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)