Form 10-K
period 2018-12-31
LTC PROPERTIES INC
filed 2019-02-28
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.:

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

The aggregate market value of voting and non‑voting common equity held by non‑affiliates of the Registrant was approximately $1,667,067,000 as of June 30, 2018 (the last business day of the Registrant’s most recently completed second fiscal quarter).

The number of shares of common stock outstanding as of February 25, 2019 was 39,713,946.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10‑K where indicated.

CAUTIONARY STATEMENT

This Annual Report on Form 10-K contains forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward‑looking. You can identify some of the forward‑looking statements by their use of forward‑looking words, such as “believes,” “expects,” “may,” “will,” “could,” “would,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or the negative of those words or similar words. Forward‑looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward‑ looking statements, including, but not limited to, the status of the economy; the status of capital markets (including prevailing interest rates) and our access to capital; the income and returns available from investments in health care related real estate (including our ability to re‑lease properties upon expiration of a lease term); the ability of our borrowers and lessees to meet their obligations to us; our reliance on a few major operators; our dependence on operators for revenue and cash flow; the bankruptcy, insolvency or financial deterioration of our lessees; potential limitations on our remedies when mortgage loans default; competition faced by our borrowers and lessees within the health care industry; regulation of the health care industry by federal, state and local governments; changes in Medicare and Medicaid reimbursement amounts (including due to federal and state budget constraints); compliance with and changes to regulations and payment policies within the health care industry; debt that we may incur and changes in financing terms; our ability to continue to qualify as a real estate investment trust; the relative illiquidity of our real estate investments; and risks and liabilities in connection with properties owned through limited liability companies and partnerships. For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward‑looking statements, please see the discussion under “Risk Factors” contained in this report and in other information contained in this report and our publicly available filings with the Securities and Exchange Commission. We do not undertake any responsibility to update or revise any of these factors or to announce publicly any revisions to forward‑looking statements, whether as a result of new information, future events or otherwise.

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

We primarily invest in the following type of properties:

•

Skilled nursing centers (“SNF”) provide restorative, rehabilitative and nursing care for people not requiring the more extensive and sophisticated treatment available at acute care hospitals. Many skilled nursing facilities provide ancillary services that include occupational, speech, physical, respiratory and IV therapies, as well as sub‑acute care services which are paid either by the patient, the patient’s family, private health insurance, or through the federal Medicare or state Medicaid programs.

•

Assisted living communities (“ALF”) serve people who require assistance with activities of daily living, but do not require the constant supervision that skilled nursing facilities provide. Services are usually available 24 hours a day and include personal supervision and assistance with eating, bathing, grooming and administering medication. The facilities provide a combination of housing, supportive services, personalized assistance and health care designed to respond to individual needs.

•

Independent living communities (“ILF”), also known as retirement communities or senior apartments, offer a sense of community and numerous levels of service, such as laundry, housekeeping, dining options/meal plans, exercise and wellness programs, transportation, social, cultural and recreational activities, on‑site security and emergency response programs. Many offer on‑site conveniences like beauty/barber shops, fitness facilities, game rooms, libraries and activity centers.

•

Memory care communities (“MC”) offer specialized options for people with Alzheimer’s disease and other forms of dementia. Purpose built, free‑standing memory care facilities offer an attractive alternative for private‑pay residents affected by memory loss in comparison to other accommodations that typically have been provided within a secured unit of an assisted living or skilled nursing facility. These facilities offer dedicated care and specialized programming for various conditions relating to memory loss in a secured environment that is typically smaller in scale and more residential in nature than traditional assisted living facilities. Residents require a higher level of care and more assistance with activities of daily living than in assisted living facilities. Therefore, these facilities have staff available 24 hours a day to respond to the unique needs of their residents.

We conduct and manage our business as one operating segment, rather than multiple operating segments, for internal reporting and internal decision making purposes. We include ALF, ILF, MC, and combinations thereof in the ALF property classification.

Portfolio

The following table summarizes our real estate investment portfolio as of December 31, 2018 (dollar amounts in thousands):

			Twelve Months Ended
		Percentage	December 31, 2018		Percentage	Number	Number of
	Gross	of	Rental	Interest	of	of	SNF	ALF
Owned Properties	Investments	Investments	Income (1)	Income (2)	Revenues	Properties (3)	Beds (4)	Units (4)
Assisted Living (5)	$804,021	48.2%	$66,305	$—	41.4%	103	—	5,885
Skilled Nursing	565,184	33.9%	64,911	—	40.5%	71	8,750	261
Under Development (6)	41,186	2.5%	—	—	—%	—	—	—
Other (7)	11,065	0.7%	924	—	0.6%	1	118	—
Total Owned Properties	1,421,456	85.3%	132,140	—	82.5%	175	8,868	6,146

Mortgage Loans
Skilled Nursing	245,386	14.7%	—	28,143	17.5%	22	2,892	—
Total Mortgage Loans	245,386	14.7%	—	28,143	17.5%	22	2,892	—

Total Portfolio	$1,666,842	100.0%	$132,140	$28,143	100.0%	197	11,760	6,146

			Twelve Months Ended
		Percentage	December 31, 2018		Percentage	Number	Number of
	Gross	of	Rental	Interest	of	of	SNF	ALF
Summary of Properties by Type	Investments	Investments	Income (1)	Income (2)	Revenues	Properties (3)	Beds (4)	Units (4)
Skilled Nursing	$810,570	48.6%	$64,911	$28,143	58.0%	93	11,642	261
Assisted Living (5)	804,021	48.2%	66,305	—	41.4%	103	—	5,885
Under Development (6)	41,186	2.5%	—	—	—%	—	—	—
Other (7)	11,065	0.7%	924	—	0.6%	1	118	—
Total Portfolio	$1,666,842	100.0%	$132,140	$28,143	100.0%	197	11,760	6,146

(1)	Excludes rental income from properties sold during 2018.

(2)	Excludes interest income from mortgage loans paid off during 2018.

(3)	We have investments in 28 states leased or mortgaged to 28 different operators.

(4)	See Item 2. Properties for discussion of bed/unit count.

(5)	Includes ALF, ILF, MC, and combinations thereof.

(6)	Represents three development projects, consisting of a 143-bed SNF in Kentucky, a 78-unit ALF/MC located in Oregon and a 110-unit ILF/ALF/MC in Wisconsin.

(7)	Includes three parcels of land held-for-use and one behavioral health care hospital.

In addition to the information in the table above, see Item 2. Properties for more information about our portfolio.

As of December 31, 2018 we had $1.3 billion in carrying value of net real estate investments, consisting of $1.1 billion or 82.0% invested in owned and leased properties and $0.2 billion or 18.0% invested in mortgage loans secured by first mortgages.

Owned Properties.  The following table summarizes our investment in owned properties at December 31, 2018 (dollar amounts in thousands):

						Average
		Percentage	Number	Number of		Investment
	Gross	of	of	SNF	ALF	per
Type of Property	Investment	Investment	Properties (1)	Beds (3)	Units (3)	Bed/Unit
Assisted Living (2)	$804,021	56.5%	103	—	5,885	$136.62
Skilled Nursing	565,184	39.8%	71	8,750	261	$62.72
Under Development (4)	41,186	2.9%	—	—	—	—
Other (5)	11,065	0.8%	1	118	—	—
Total	$1,421,456	100.0%	175	8,868	6,146

(1)	We have investments in 28 states leased to 28 different operators.

(2)	Includes ALF, ILF, MC, and combinations thereof.

(3)	See Item 2. Properties for discussion of bed/unit count.

(4)	Represents three development projects, consisting of a 143-bed SNF in Kentucky, a 78-unit ALF/MC located in Oregon and a 110-unit ILF/ALF/MC in Wisconsin.

(5)	Includes three parcels of land held-for-use and one behavioral health care hospital.

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

Each lease is a triple net lease which requires the lessee to pay all taxes, insurance, maintenance and repairs, capital and non‑capital expenditures and other costs necessary in the operations of the facilities. Generally our leases provide for one or more of the following: security deposits, property tax impounds, and credit enhancements such as corporate or personal guarantees or letters of credit. In addition, our leases are typically structured as master leases and multiple master leases with one operator, and are generally cross defaulted. The following table summarizes the concentration of our top ten operators of owned properties for 2018 and percentage of rental revenue, excluding rental income from properties sold, for those operators for 2018 and 2017:

		Percent of
		Rental Revenue
Lessee	Property Type	2018	2017
Senior Lifestyle	ALF/ILF/MC/SNF	14.6%	13.8%
Brookdale Senior Living Communities, Inc.	ALF/ILF/MC	12.3%	11.7%
Senior Care Centers, LLC	ALF/ILF/MC/SNF	10.9%	11.5%
Preferred Care, Inc.	SNF/ALF/ILF	7.9%	8.2%
Fundamental Long Term Care Company	SNF/MC	6.3%	6.1%
Genesis Healthcare	SNF/ALF	6.2%	6.2%
Traditions Senior Management, Inc.	SNF/ALF/ILF	6.0%	5.2%
Carespring Healthcare Management, LLC	SNF/ALF/ILF	5.8%	5.6%
Juniper Communities, LLC	ALF/MC	5.0%	4.9%
Thrive Senior Living, LLC	ALF	5.0%	3.4%

Mortgage Loans.  As part of our strategy of making long-term investments in properties used in the provision of long-term health care services, we provide mortgage financing on such properties based on our established investment underwriting criteria. We have also provided construction loans that by their terms convert into purchase/lease transactions or permanent financing mortgage loans upon completion of construction. Substantially all of our mortgage loan investments currently relate to skilled nursing facilities. The following table summarizes our investments in mortgage loans secured by first mortgages at December 31, 2018 (dollar amounts in thousands):

			Type	Percentage	Number of			Investment
		Gross	of	of			SNF	per
Interest Rate (1)	Maturity	Investment	Property	Investment	Loans (2)	Properties (3)	Beds	Bed/Unit
9.7%	2043	$186,013	SNF	75.8%	1	15	2,029	$91.68
9.2%	2045	33,317	SNF	13.6%	1	4	501	$66.50
9.4%	2045	14,975	SNF	6.1%	1	1	157	$95.38
9.4%	2020	11,081	SNF	4.5%	1	2	205	$54.05
Total		$245,386		100.0%	4	22	2,892	$84.85

(1)	The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 2.25%.

(2)	Some loans contain certain guarantees, provide for certain facility fees and the majority of the mortgage loans have a 30-year term.

(3)	Our mortgage loans are secured by properties located in one state and are with one borrower.

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

Investment Policies and Strategies

Our investment policy is to invest primarily in income‑producing seniors housing and health care properties. Over the past three years, we have underwritten SNF, ALF, ILF, MC and combinations thereof and 4 parcels of land for a total of approximately $325.0 million.

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

Prior to an investment, we conduct a property site review to assess the general physical condition of the property and the potential of additional services. In addition, we review third-party environmental reports, land surveys, and market studies (if applicable) as well as conduct a financial due diligence review of the property before the investment is made.

We believe skilled nursing centers are the lowest cost provider for certain levels of acuity; therefore, such facilities play a vital role in our nation’s health care delivery system. Our investments include direct ownership, development, first and second mortgages secured by skilled nursing centers and mezzanine loans. We prefer to invest in a property that has a significant market presence in its community and where state certificate of need and/or licensing procedures limit the entry of competing properties.

We believe that assisted living, independent living and memory care communities are an important sector in the seniors housing and health care industry and our investments include direct ownership, development, real estate joint ventures, mezzanine loans and mortgages secured by assisted living, independent living and/or memory care communities.

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

We have attempted to diversify our portfolio by operator, by property type, and geographically. Our primary marketing and business development strategy is to increase awareness of our presence and build long-term relationships in the seniors housing and health care industry by supporting targeted industry trade organizations, attending industry specific conferences and events attended by seniors housing and care providers, and seeking out speaking engagements at industry related events as well as interviews in industry publications. We believe this targeted marketing and business development effort has provided deal flow opportunities and will continue to provide opportunities for new investments in 2019. Since competition from investors as well as other capital providers for large transactions consisting of fully-marketed, multi-property portfolios generally result in valuations above our targeted investment criteria, our marketing and business development efforts focus on sourcing relationships with regionally based operating companies to execute on single property transactions (for acquisition, mortgage financing or development), or smaller multi-property portfolios that are not broadly marketed by third-party intermediaries which complement our historic investment execution and are priced at yields that are accretive to our stockholders.

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

REIT Tax Status

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code. To maintain our qualification as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our shareholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains. As a REIT, we generally are not subject to U.S. federal income tax on the taxable income we distribute to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax at the generally applicable corporate tax rate. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income, property or net worth and U.S. federal income and excise taxes on our undistributed income.

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

Health Care Reform and Other Legislative Developments

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended (the “Affordable Care Act”). The Affordable Care Act is designed to expand access to affordable health insurance, contain health care costs, and institute a variety of health policy reforms. This sweeping law expanded the insured population, but also reduced federal health care spending and imposed additional requirements on our lessees and borrowers. Among other things, the Affordable Care Act: reduced Medicare skilled nursing facility reimbursement by a so-called “productivity adjustment” based on economy-wide productivity gains; required the development of a value-

based purchasing program for Medicare skilled nursing facility services; authorized bundled payment programs, which can include post-acute services; and provided incentives to state Medicaid programs to promote community-based care as an alternative to institutional long-term care services. In addition, the Affordable Care Act impacts both us and our lessees and borrowers as employers, including requirements related to the health insurance we offer to our respective employees. Many aspects of the Affordable Care Act have been implemented through regulations and subregulatory guidance, as discussed further below. President Trump and some members of Congress have called for repeal of the Affordable Care Act and replacement with alternative reforms. In December 2017, the President signed into law a tax reform bill that repeals the Affordable Care Act’s penalty for individuals who fail to maintain health coverage meeting certain minimum standards. Additional revisions of the Affordable Care Act could be made in future, although the details and timing of any such actions are unknown at this time. There can be no assurance that the implementation of the Affordable Care Act or any subsequent modifications will not adversely impact the operations, cash flows or financial condition of our lessees and borrowers, which subsequently could materially adversely impact our revenue and operations.

Under the sequestration provisions of the Budget Control Act of 2011, as amended, a 2% cut to Medicare payments to providers and health plans cuts generally has applied to Medicare fee-for-service claims on or after April 1, 2013. As further amended by subsequent legislation, the Medicare sequestration cuts are currently scheduled to be applied through fiscal year 2025, although Congress and the Administration could enact legislation to extend or modify sequestration at any time. There can be no assurances that enacted or future budget control mechanisms will not have an adverse impact on the financial condition of our borrowers and lessees, which subsequently could materially adversely impact our company.

The Protecting Access to Medicare Act of 2014 required the Secretary of the Department of Health and Human Services to develop a skilled nursing facility “value-based purchasing program” tying Medicare payments to skilled nursing facilities to their performance on certain new readmissions measures, applicable to services furnished beginning October 1, 2018. The Medicare Access and CHIP Reauthorization Act of 2015 set the annual skilled nursing facility prospective payment system update for fiscal year 2018 at 1%, and the Bipartisan Budget Act of 2018 established an update of 2.4% for fiscal year 2019. Additional reforms affecting the payment for and availability of health care services have been proposed at the state level and adopted by certain states.

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

A significant portion of the revenue of our skilled nursing center borrowers and lessees is derived from governmentally-funded reimbursement programs, such as Medicare and Medicaid. Because of significant health care costs paid by such government programs, both federal and state governments have adopted and continue to consider various health care reform proposals to control health care costs. In many instances, revenues from Medicaid programs are insufficient to cover the actual costs incurred in providing care to Medicaid patients. In addition, all states have been making changes to their long-term care delivery systems that emphasize home and community-based long-term care services, in some cases coupled with cost-controls for institutional providers. Increasingly, state Medicaid programs are providing coverage through managed care programs under contracts with private health plans, which is intended to decrease state Medicaid costs. The federal government also has adopted various policies to promote community-based alternatives to institutional services. The Trump Administration and Congress are also considering revising federal payments to state Medicaid programs to establish block grants or impose per capita limits on federal Medicaid payments to states. As states and the federal government continue to respond to budget pressures, future reduction in Medicaid payments for skilled nursing facility services could have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us.

With regard to the Medicare program, over the years there have been efforts to contain Medicare fee-for-service spending, promote Medicare managed care, and, more recently, tie reimbursement to quality of care. CMS annually updates Medicare skilled nursing facility prospective payment system rates and other policies. On July 31, 2017, CMS released a final rule updating Medicare skilled nursing facility rates and policies for fiscal year 2018, which began on October 1, 2017. CMS expected the rule to increase overall payments to skilled nursing facilities by $370 million in fiscal year 2018, or 1%, compared to fiscal year 2017 levels. The 1% update for fiscal year 2018 was set by Congress in 2015 legislation. On July 31, 2018, CMS issued a final rule updating skilled nursing facility rates and policies for fiscal year 2019. The final rule includes a 2.4% payment increase, which CMS projects will increase overall payments to skilled nursing facilities by $820 million in fiscal year 2019 compared with fiscal year 2018 levels. The final rule also replaces the existing Resource Utilization Groups, Version IV (“RUG–IV”) case mix classification system with a new model beginning in fiscal year 2020. The new case mix classification system, called the “Patient-Driven Payment Model,” will base Medicare payment on resident needs rather than the amount of therapy a resident receives.  Additionally, the SNF Value-Based Purchasing (“VBP”) Program went into effect October 1, 2018. Under the VBP Program, CMS reduces Medicare payments to skilled nursing facilities by 2%. CMS will then return approximately 60% of the withheld amount to skilled nursing facilities based on their relative performance on a readmission measure. The remaining portion of the withheld amount will be retained in the Medicare Trust Fund. There can be no assurance that any future reductions in Medicare skilled nursing facility payment rates or other policy changes impacting long-term care facilities would not have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us.

CMS also has implemented a variety of Medicare bundled payment programs that seek to promote greater care coordination and more efficient use of resources. Certain of these models, such as the Medicare Comprehensive Care for Joint Replacement and Bundled Payments for Care Improvement Advanced models, have impacted post-acute care, including skilled nursing facility services. There can be no assurances that new Medicare payment models will not adversely affect revenues of our skilled nursing center borrowers and lessees and thereby adversely affect those borrowers’ and lessees’ abilities to make their debt or lease payments to us.

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

Fraud and Abuse Enforcement

Various federal and state laws govern financial and other arrangements between health care providers that participate in, receive payments from, or make or receive referrals for work in connection with government funded health care programs, including Medicare and Medicaid. These laws, known as the fraud and abuse laws, include the federal anti-kickback statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration directly or indirectly in return for, or to induce, the referral, or arrange for the referral, of an individual to a person for the furnishing of an item or service for which payment may be made under federal health care programs. In addition, the federal physician self-referral law, commonly known as the Stark Law, prohibits physicians and certain other types of practitioners from making referrals for certain designated health services paid in whole or in part by Medicare and Medicaid to entities with which the practitioner or a member of the practitioner’s immediate family has a financial relationship, unless the financial relationship fits within an applicable exception to the Stark Law. The Stark Law also prohibits the entity receiving the referral from seeking payment under the Medicare program for services rendered pursuant to a prohibited referral. Sanctions for violating the Stark Law include civil monetary penalties of up to $24,748 per prohibited service provided, assessments equal to three times the dollar value of each such service provided and exclusion from the Medicare and Medicaid programs. Many states have enacted similar fraud and abuse laws which are not necessarily limited to items and services for which payment is made by federal health care programs. Violations of these laws may result in fines, imprisonment, denial of payment for services, and exclusion from federal and/or other state-funded programs. Other federal and state laws authorize the imposition of penalties, including criminal and civil fines and exclusion from participation in federal health care programs for submitting false claims, improper billing and other offenses. Federal and state government agencies have continued rigorous enforcement of criminal and civil fraud and abuse laws in the health care arena. Our borrowers and lessees are subject to many of these laws, and some of them could in the future become the subject of a governmental enforcement action.

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

Employees

At December 31, 2018, we employed 21 people. Our employees are not members of any labor union, and we consider our relations with our employees to be excellent.

Investor Information

We make available to the public free of charge through our internet website our Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the Securities and Exchange Commission (“SEC”). Our internet website address is www.LTCreit.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10‑K.

The SEC also maintains an internet website that contains reports, proxy statements and other information we file. The internet address of the SEC website is www.sec.gov.

You may contact our Investor Relations Department at:

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

We May Have Limited Access to Capital At Times, Which Could Cause Our Growth to Slow. A REIT is required to make dividend distributions and retains little cash flow for growth. As a result, growth for a REIT is generally through the steady investment of new capital in real estate assets. At December 31, 2018, we had $2.7 million of cash on hand, $488.0 million available under our unsecured revolving line of credit and $93.8 million available under our shelf agreement with Prudential Investment Management, Inc. We also have the potential ability to access the capital markets through the issuance of $184.1 million of common stock under our equity distribution agreement and an indeterminate amount through the issuance of debt and/or equity securities under an automatic shelf registration statement. As a result, we currently believe our liquidity and various sources of available capital are sufficient to fund operations and development commitments, meet debt service obligations (both principal and interest), make dividend distributions and finance future investments should we determine such future investments are financially feasible. However, there may be times when we will have limited access to capital from the equity and/or debt markets. During such periods, virtually all of our available capital would be required to meet existing commitments and to reduce existing debt. We may not be able, during such periods, to obtain additional equity and/or debt capital or dispose of assets on favorable terms, if at all, at the time we require additional capital to acquire health care properties on a competitive basis or meet our obligations.

Income and Returns from Health Care Facilities Can be Volatile.  There is a possibility that the health care properties in which we invest will not generate income sufficient to meet operating expenses, will generate income and capital appreciation, if any, at rates lower than those anticipated or will yield returns lower than those available through investments in comparable real estate or other investments are additional risks of investing in health care related real estate. Income from properties and yields from investments in our properties may be affected by many factors, including changes in governmental regulation (such as zoning laws and government payment), general or local economic conditions (such as fluctuations in interest rates and employment conditions), the available local supply of and demand for improved real estate, a reduction in rental income as the result of an inability to maintain occupancy levels, natural disasters (such as hurricanes, earthquakes and floods) or similar factors.

We Depend on Lease Income and Mortgage Payments from Real Property.  Approximately 97.0% of our revenue for the year ended December 31, 2018, was derived from lease income and mortgage payments from real property. Our revenue would be adversely affected if a significant number of our borrowers or lessees were unable to meet their obligations to us or if we were unable to lease our properties or make mortgage loans on economically favorable terms. There can be no assurance that any lessee will exercise its option to renew its lease upon the expiration of the initial term. There can be no assurance that if such failure to renew were to occur, or if we did not re‑lease a property to a current lessee, we could lease the property to others on favorable terms, at the same rent as the current rent, or on a timely basis.

We Rely on a Few Major Operators. During the year ended December 31, 2018, approximately 37.8% of our revenues from leases were generated from three operators. The failure, inability or unwillingness of these operators to meet their obligations to us could materially reduce our cash flow as well as our results of operations, which could in turn reduce the amount of dividends we pay, cause our stock price to decline and have other material adverse effects on our business, results of operations and financial condition.

We Depend on our Operators For Revenue and Cash Flow.  Substantially all of our revenues and sources of cash flows from operations are derived from operating lease rentals and interest earned on outstanding loans receivable. Our investments in owned properties and mortgage loans represent our primary source of liquidity to fund distributions and are dependent upon the performance of the operators on their lease and loan obligations and the rates earned thereon. Our financial position and ability to make distributions may be adversely affected by financial difficulties experienced by any of our lessees or borrowers, or in the event any such operator does not renew and/or extend its relationship with us or our borrowers when it expires.

The Bankruptcy, Insolvency or Financial Deterioration of our Lessees Could Delay or Prevent Us From Collecting Unpaid Rents or Require Us to Find New Tenants to Operate our Properties. We have limited control over the success or failure of our operators’ businesses. If an operator experiences financial or legal difficulties, the operator may fail to make its rent payments when due or declare bankruptcy, either of which could result in the termination of the operator’s lease and adversely affect us. In the case of a master lease, this risk is magnified, as an operator default could reduce or eliminate rental revenue from several properties. If an operator is unable to comply with the terms of its leases, we may be forced to modify the leases in ways that are unfavorable to us. Alternatively, the failure of an operator to perform its obligations under its lease or other agreements with us could force us to declare a default, terminate the lease and transition or sell the property. We cannot provide any assurances that we would be able to find a suitable replacement operator, re-lease the property on substantially equivalent or better terms than the prior lease, or at all, successfully reposition the property for other uses, or sell the property on terms that are favorable to us. If a lessee seeks bankruptcy protection, the Bankruptcy Court may impose an automatic stay that would preclude us from collecting pre-bankruptcy obligations from that operator or seizing its property. An operator bankruptcy could also delay our efforts to collect past due amounts owed to us under the applicable lease and ultimately preclude collection of all or a portion of those amounts. In such a case, we may recover substantially less than the full value of any secured or unsecured claims we hold.

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

Our Borrowers and Lessees Face Competition in the Health Care Industry. The long-term care industry is highly competitive and we expect that it may become more competitive in the future. Our borrowers and lessees are competing with numerous other companies providing similar long-term care services or alternatives such as home health agencies, hospices, life care at home, community-based service programs, retirement communities and convalescent centers. Additionally, our borrowers and lessees are employers who compete for labor. Accordingly, our borrowers and lessees are sensitive to changes in the labor market and wages and benefits offered to their employees, which can impact their ability to remain competitive. There can be no assurance that our borrowers and lessees will not encounter increased competition in the future which could limit their ability to attract residents or expand their businesses and therefore affect their ability to make their debt or lease payments to us.

The Health Care Industry is Heavily Regulated by the Government. Our borrowers and lessees who operate health care facilities are subject to extensive regulation by federal, state and local governments. These laws and regulations are subject to frequent and substantial changes resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law. These changes may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by both government and other third-party payors. These changes may be applied retroactively. The ultimate timing or effect of these changes cannot be predicted. For instance, the Patient Protection and Affordable Care Act, as amended (the “Affordable Care Act”) may be subject to revision, replacement, or repeal. In addition, CMS has adopted regulations that impose new standards for long-term care facilities participating in the Medicare and Medicaid programs. See Item 1. Business—Health Care Regulation.  The failure of any borrower of funds from us or lessee of any of our properties to comply with such laws, requirements and regulations could affect its ability to operate its facility or facilities and could adversely affect such lessee’s or borrower’s ability to make lease or debt payments to us.

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

The health care industry continues to face increased government and private payor pressure on health care providers to control costs. Federal legislative and regulatory policies have been adopted and may continue to be proposed that would reduce Medicare and/or Medicaid payments to nursing facilities. Moreover, state budget pressures continue to result in adoption of Medicaid provider payment reductions in some states. Increasingly, state Medicaid programs are providing coverage through managed care programs under contracts with private health plans, which is intended to decrease state Medicaid costs. The Trump Administration and Congress are also considering revising federal payments to state Medicaid programs to establish block grants or impose per capita limits on federal Medicaid payments to states. See Item 1. Business—Health Care Regulation. In light of continuing federal and state Medicaid program reforms, budget cuts, and regulatory initiatives, no assurance can be given that the implementation of such regulations and reforms will not have a material adverse effect on the financial condition or results of operations of our lessees and/or borrowers which, in turn, could affect their ability to meet their contractual obligations to us.

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

We Could Fail to Collect Amounts Due Under Our Straight‑line Rent Receivable Asset.  U.S. generally accepted accounting principles (“GAAP”) requires us to calculate the total rent we will receive as a fixed amount over the life of the lease and recognize that revenue evenly over that life. In a situation where a lease calls for fixed rental increases during the life of the lease, rental income recorded in the early years of a lease is higher than the actual cash rent received which creates an asset on the consolidated balance sheet called straight‑line rent receivable. At some point during the lease, depending on the rent levels and terms, this reverses and the cash rent payments received during the later years of the lease are higher than the rental income recognized which reduces the straight‑line rent receivable balance to zero by the end of the lease. We periodically assess the collectability of the straight‑line rent receivable. If during our assessment we determined that we were unlikely to collect a portion or the entire straight‑line rent receivable asset, we may provide a reserve against the previously recognized straight‑line rent receivable asset for a portion or up to its full value that we estimate may not be recoverable.

Our Assets May be Subject to Impairment Charges.  We periodically but not less than quarterly evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, operator performance and legal structure. If we determine that an impairment has occurred, we would be required to make an adjustment to the net carrying value of the asset which could have a material adverse effect on our results of operations in the period in which the write‑off occurs.

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

Our Failure to Qualify as a REIT Would Have Serious Adverse Consequences to Our Stockholders.  We intend to operate so as to qualify as a REIT under the Internal Revenue Code of 1986, as amended, or the Code. We believe that we have been organized and have operated in a manner which would allow us to qualify as a REIT under the Code beginning with our taxable year ended December 31, 1992. However, it is possible that we have been organized or have operated in a manner which would not allow us to qualify as a REIT, or that our future operations could cause us to fail to qualify. Qualification as a REIT requires us to satisfy numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. For example, in order to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources, and we must pay dividends to stockholders aggregating annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding capital gains). Legislation, new regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification.

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

Owned Properties.  The following table sets forth certain information regarding our owned properties as of December 31, 2018 (dollars amounts in thousands):

							Remaining
	No. of	No. of	No. of		No. of		Lease	Gross
Location	SNFs	ALFs	Others		Beds/Units	Encumbrances	Term(1)	Investments
Alabama	1	—	—		174	$—	88	$9,734
Arizona	5	—	—		967	—	16	40,764
California	2	5	—		754	—	101	102,254
Colorado	3	13	—		980	—	98	114,923
Florida	4	7	—		823	—	85	72,152
Georgia	1	1	—		218	—	150	17,782
Illinois	—	5	—		418	—	152	87,484
Iowa	7	—	—		544	—	36	14,610
Kansas	3	8	—		681	—	101	71,418
Kentucky	1	1	—		203	—	83	57,639	(2)
Michigan	—	—	—	(3)	—	—	—	943
Mississippi	—	1	—		62	—	72	9,430
Missouri	—	1	—		73	—	106	16,624
Nebraska	—	4	—		159	—	153	9,877
Nevada	—	—	1		118	—	74	10,121
New Jersey	—	4	—		205	—	110	62,106
New Mexico	7	—	—		843	—	85	50,912
N. Carolina	—	5	—		210	—	24	13,096
Ohio	2	7	—		580	—	120	86,223
Oklahoma	—	6	—		219	—	24	12,315
Oregon	1	1	—		188	—	81	24,183	(4)
Pennsylvania	—	2	—		129	—	153	9,714
S. Carolina	2	5	—		515	—	94	47,670
Tennessee	2	—	—		141	—	60	5,275
Texas	24	18	—		4,343	—	105	292,317
Virginia	4	—	—		500	—	85	30,209
Washington	1	—	—		123	—	31	8,024
Wisconsin	1	9	—		844	—	128	143,657	(5)
TOTAL	71	103	1		15,014	$—	102	$1,421,456

(1)	Weighted average remaining months in lease term as of December 31, 2018.

(2)	Includes amounts relating to the development cost of a 143-bed SNF.

(3)	Includes three parcels of land held‑for‑use.

(4)	Includes amounts relating to the development cost of a 78-unit ALF/MC.

(5)	Includes amounts relating to the development cost of a 110-unit ILF/ALF/MC.

The following table sets forth certain information regarding our lease expirations for our owned properties as of December 31, 2018 (dollars amounts in thousands):

								Annualized	% of Annualized
	No. of	No. of		No. of	No. of		No. of	Rental	Rental Income
Year	SNFs	ALFs		Others	Beds/Units		Operators	Income(1)	Expiring
2019	—	2		—	231		1	$2,100	1.6%
2020	1	35		—	1,637		1	14,295	10.6%
2021	27	—		—	3,171		3	12,336	9.1%
2022	1	—		—	121		1	771	0.6%
2023	5	—		—	456		3	3,332	2.5%
2024	3	10		—	1,084		2	4,201	3.1%
2025	6	1		1	981		2	9,060	6.7%
2026	14	—		—	1,826		2	16,417	12.1%
2027	3	9		—	1,042		4	18,854	13.9%
2028	—	3		—	177		2	2,873	2.1%
Thereafter	11	42		—	4,148		5	50,992	37.7%
TOTAL	71	102	(2)	1	14,874	(2)		$135,231	100.0%

(1)	Annualized rental income is the total rent, over the life of the lease recognized evenly over that lease term as of December 31, 2018.

(2)	Excludes one property classified as held-for-sale.

Mortgage Loans.  The following table sets forth certain information regarding our mortgage loans as of December 31, 2018 (dollars amounts in thousands):

						Average	Original		Current
	No. of	No. of	No. of	No. of	Interest	Months to	Face Amount	Gross	Annual Debt
Location	SNFs	ALFs	OTHs	Beds/ Units	Rate	Maturity	of Mortgage Loans	Investments	Service (1)
Michigan (2)	22	—	—	2,892	9.2%-9.7%	290	$247,252	$245,386	$23,566
TOTAL	22	—	—	2,892		290	$247,252	$245,386	$23,566

(1)	Includes principal and interest payments.

(2)	Consists of four mortgage loans with one borrower that contain cross collateral and cross default provisions.

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

Holders

As of February 25, 2019, we had approximately 392 holders of our common stock, as determined by counting our record holders and the number of participants reflected in a security position listing provided to us by the Depository Trust Company. Because such “DTC participants” are brokers and other institutions holding shares of our common stock on behalf of their customers, we do not know the actual number of unique stockholders represented by these record holders.

Dividend

We declared and paid total cash distributions on common stock as set forth below:

	Declared		Paid
	2018	2017	2018	2017
First quarter	$0.57	$0.57	$0.57	$0.57
Second quarter	$0.57	$0.57	$0.57	$0.57
Third quarter	$0.57	$0.57	$0.57	$0.57
Fourth quarter	$0.57	$0.57	$0.57	$0.57
	$2.28	$2.28	$2.28	$2.28

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

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The National Association of Real Estate Investment Trusts (“NAREIT”), an organization representing U.S. REITs and publicly traded real estate companies, classifies a company with 50% or more of assets directly or indirectly in the equity ownership of real estate as an equity REIT. Our equity ownership of real estate assets was more than 75% during 2018.

This graph compares the cumulative total stockholder return on our common stock from December 31, 2013 to December 31, 2018 with the cumulative stockholder total return of (1) the Standard & Poor’s 500 Stock Index and (2) the NAREIT Equity REIT Index. The comparison assumes $100 was invested on December 31, 2013 in our common stock and in each of the foregoing indices and assumes the reinvestment of dividends.

	Period Ending
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
LTC Properties, Inc.	$100.00	$128.53	$134.70	$153.62	$149.38	$151.08
NAREIT Equity	100.00	130.14	134.30	145.74	153.36	146.27
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33

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

	2018		2017		2016		2015		2014
	(In thousands, except per share amounts)
Operating information:
Total revenues	$168,645		$168,065		$161,583		$136,203		$118,961
Net income	155,076		87,340		85,115		73,081		73,399
Income allocated to non-controlling interests	95		—		—		—		—
Income allocated to participating securities	625		362		385		484		481
Income allocated to preferred stockholders	—		—		—		2,454		3,273
Net income available to common stockholders	154,356		86,978		84,730		70,143		69,645
Per share information:
Earnings per common share :
Basic	$3.91	(1)	$2.21		$2.21		$1.97	(2)	$2.01
Diluted	$3.89	(1)	$2.20		$2.21		$1.94	(2)	$1.99

Common stock distributions declared	$2.28		$2.28		$2.19		$2.07		$2.04
Common stock distributions paid	$2.28		$2.28		$2.19		$2.07		$2.04
Balance sheet information:
Real estate investments, net	$1,106,581		$1,309,996		$1,255,503		$1,164,950		$892,179
Total assets	1,513,620		1,465,570		1,394,896		1,275,424		964,770
Total debt (3)	645,029		667,502	(4)	609,391	(4)	571,872		280,584

(1)	Increased primarily due to gain on sale of six ALF and four SNF properties during 2018.

(2)	Decreased primarily as a result of an impairment charge related to a contingent agreement to sell an ALF in 2016, partially offset by a gain related to the sale of a SNF in 2015.

(3)	Includes bank borrowings and senior unsecured notes (net of debt issue costs).

(4)	Increase primarily due to the sale of senior unsecured term notes.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Business and Investment Strategy

We are a self-administered health care real estate investment trust (“REIT”) that invests primarily in seniors housing and health care properties through sale-leaseback transactions, mortgage financing, joint ventures and structured finance solutions including mezzanine lending. We conduct and manage our business as one operating segment, rather than multiple operating segments, for internal reporting and internal decision making purposes. Our primary objectives are to create, sustain and enhance stockholder equity value and provide current income for distribution to stockholders through real estate investments in seniors housing and health care properties managed by experienced operators. Our primary seniors housing and health care property classifications include skilled nursing centers (“SNF”), assisted living communities (“ALF”), independent living communities (“ILF”), memory care communities (“MC”) and combinations thereof. ALF, ILF, MC, and combinations thereof are included in the ALF communities classification. We have been operating since August 1992.

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

Portfolio Overview

The following tables summarizes our real estate investment portfolio as of December 31, 2018 (dollar amounts in thousands):

			Twelve Months Ended
		Percentage	December 31, 2018		Percentage	Number	Number of
	Gross	of	Rental	Interest	of	of	SNF	ALF
Owned Properties	Investments	Investments	Income (1)	Income (2)	Revenues	Properties (3)	Beds (4)	Units (4)
Assisted Living (5)	$804,021	48.2%	$66,305	$—	41.4%	103	—	5,885
Skilled Nursing	565,184	33.9%	64,911	—	40.5%	71	8,750	261
Under Development (6)	41,186	2.5%	—	—	—%	—	—	—
Other (7)	11,065	0.7%	924	—	0.6%	1	118	—
Total Owned Properties	1,421,456	85.3%	132,140	—	82.5%	175	8,868	6,146

Mortgage Loans
Skilled Nursing	245,386	14.7%	—	28,143	17.5%	22	2,892	—
Total Mortgage Loans	245,386	14.7%	—	28,143	17.5%	22	2,892	—

Total Portfolio	$1,666,842	100.0%	$132,140	$28,143	100.0%	197	11,760	6,146

			Twelve Months Ended
		Percentage	December 31, 2018		Percentage	Number	Number of
	Gross	of	Rental	Interest	of	of	SNF	ALF
Summary of Properties by Type	Investments	Investments	Income (1)	Income (2)	Revenues	Properties (3)	Beds (4)	Units (4)
Skilled Nursing	$810,570	48.6%	$64,911	$28,143	58.0%	93	11,642	261
Assisted Living (5)	804,021	48.2%	66,305	—	41.4%	103	—	5,885
Under Development (6)	41,186	2.5%	—	—	—%	—	—	—
Other (7)	11,065	0.7%	924	—	0.6%	1	118	—
Total Portfolio	$1,666,842	100.0%	$132,140	$28,143	100.0%	197	11,760	6,146

(1)	Excludes rental income from properties sold during 2018.

(2)	Excludes interest income from mortgage loans paid off during 2018.

(3)	We have investments in 28 states leased or mortgaged to 28 different operators.

(4)	See Item 2. Properties for discussion of bed/unit count.

(5)	Includes ALF, ILF, MC, and combinations thereof.

(6)	Represents three development projects, consisting of a 143-bed SNF in Kentucky, a 78-unit ALF/MC located in Oregon and a 110-unit ILF/ALF/MC in Wisconsin.

(7)	Includes three parcels of land held-for-use and one behavioral health care hospital.

As of December 31, 2018, we had $1.3 billion in carrying value of net real estate investments, consisting of $1.1 billion or 82.0% invested in owned and leased properties and $0.2 billion or 18.0% invested in mortgage loans secured by first mortgages.

For the year ended December 31, 2018, rental income and interest income from mortgage loans represented 80.3% and 16.7%, respectively, of total gross revenues. In most instances, our lease structure contains fixed or estimable annual rental escalations, which are generally recognized on a straight‑line basis over the minimum lease period. Certain leases have annual rental escalations that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property. This revenue is not recognized until the appropriate contingencies have been resolved. During the years ended December 31, 2018,  2017 and 2016, we received $470,000, $457,000 and $517,000, respectively, of contingent rental income. For the year ended December 31, 2018, we recognized $9.6 million in straight‑line rental income and recorded $0.1 million of straight‑line rent receivable reserve. For the remaining leases in place at December 31, 2018, assuming no modification or replacement of existing leases and no new leased investments are added to our portfolio, except for the lease extensions and completed developments in 2019 and the lease reported below under Update on Certain Operators, we currently expect that straight‑line rental income will decrease from $9.6 million in 2018 to $4.1 million for projected annual 2019. Our cash rental income is projected to increase from $127.9 million in 2018 to $133.7 million for projected annual 2019. During the year ended December 31, 2018, we recorded $2.1 million of lease incentives. At December 31, 2018, the straight‑line rent receivable balance, net of reserves, on the consolidated balance sheet was $73.9 million.

Many of our existing leases contain renewal options that, if exercised, could result in the amount of rent payable upon renewal being greater or less than that currently being paid. During the year ended December 31, 2018, two existing leases were amended to extend the term of the master lease. The first amendment extended the master lease term for an additional five years with no impact on rent and the second amendment extended the term of the master lease for an additional year with an incremental decrease in rent. During the year ended December 31, 2018, there were no lease renewals. During 2018, we transitioned two operating skilled nursing centers to another operator in our portfolio. This transition had no economic impact on us. Some of our lease agreements provide purchase options allowing the lessees to purchase the properties they currently lease from us. The following table summarizes information about purchase options included in our lease agreements:

	Type	Number
	of	of	Gross	Carrying	Option
State	Property	Properties	Investments	Value	Window
Kansas	MC	2	$25,692	$23,906	2019-2021
Texas	MC	2	25,265	24,955	2025-2027
Total			$50,957	$48,861

Update on Certain Operators

During 2017, we issued a notice of default to Anthem Memory Care (“Anthem”) resulting from Anthem’s partial payment of minimum rent. Anthem operates 11 operational memory care communities under a master lease. We are currently not pursuing enforcement of the guarantees and our rights and remedies pertaining to known events of default under the master lease, with the stipulation that Anthem achieve sufficient performance and pay an agreed upon cash rent for these 11 properties. During 2018, Anthem paid the agreed upon minimum cash rent of $5.2 million. Subsequent to December 31, 2018, Anthem agreed to pay a minimum of $7.5 million of annual cash rent throughout December 31, 2019. We receive regular financial performance updates from Anthem and continue to monitor Anthem’s performance obligations under the master lease agreement.

During 2017, Preferred Care, Inc. (“Preferred Care”) and affiliated entities filed for Chapter 11 bankruptcy as a result of a multi-million-dollar judgment in a lawsuit in Kentucky against Preferred Care and certain affiliated entities. The affiliated entities named in the lawsuit operate properties in Kentucky and New Mexico. Preferred Care leases 24 properties under two master leases from us and none of the 24 properties are located in Kentucky or New Mexico. Those 24 properties are in Arizona, Colorado, Iowa, Kansas and Texas. The Preferred Care operating entities that sublease those properties did not file for bankruptcy. Our annual rental revenue from Preferred Care represented 6.4% of total rental and interest income as of December 31, 2018. The court ordered deadline for affirmation or rejection of the lease has passed without action by Preferred Care, but they continue to pay rent to us in a timely manner.

On December 4, 2018, Senior Care Centers, LLC. and affiliates and subsidiaries (“Senior Care”) filed for Chapter 11 bankruptcy as a result of lease terminations from certain landlords and on-going operational challenges. Pursuant to the U.S. Bankruptcy Code, Senior Care has an initial period of 120 days from the petition date to assume or reject the lease. As security under the lease, we hold a letter of credit in the amount of approximately $2.0 million, maintenance and repair escrows of approximately $2.2 million and property tax escrows of approximately $1.8 million. Senior Care did not pay us December 2018 rent, but has paid us January and February 2019 rent.

Subsequent to December 31, 2018, we placed Thrive Senior Living, LLC. on a cash basis due to short-payment of contractual rent in November 2018 and non-payment of rent in December 2018 totaling $0.7 million. This rent has been accrued and recorded in 2018 and we currently estimate it is collectible. Thrive has not paid January or February 2019 rent. As a result, we have issued a reservation of rights letter to Thrive. We are working with Thrive and exploring our options to maximize the value of these real estate assets.

2018 Transactions Overview

The following tables summarizes our transactions in 2018 (dollar amounts in thousand):

Investment in Owned Properties

	Number		Type	Number	Initial		Total	Total
	of		of	of	Cash	Purchase	Transaction	Acquisition
State	Properties		Properties	Beds/Units	Yield	Price	Costs	Costs
Oregon	1	(1)	ILF	89	6.75%	$14,400	$—	$14,400
Oregon	—	(1)	UDP	—	—%	600	36	636
Texas	2		MC	88	7.25%	25,200	66	25,266
Wisconsin	—	(2)	UDP	—	—%	95	11	106
Total	3			177		$40,295	$113	$40,408

(1)

During 2018, we entered into a partnership to develop and own real estate. Under the partnership agreement, we acquired a parcel of land to develop a 78-unit ALF and MC in Medford, OR for a total commitment of $18,108, and an existing operational 89-unit ILF in Oregon for $14,400.

(2)	We acquired a parcel of land adjacent to an existing UDP.

Sold Properties

	Type		Number	Number
	of		of	of	Sales	Carrying	Net
State	Properties		Properties	Beds/Units	Price	Value	Gain
Alabama, Florida and Georgia	SNF		4	454	$27,975	$5,695	$21,987
Kansas	ALF	(1)	—	—	350	346	—
Ohio and Pennsylvania	ALF		6	320	67,500	16,352	48,695
Total			10	774	$95,825	$22,393	$70,682

(1)	We sold land adjacent to an existing ALF community in Kansas.

Development Projects

	Developments	Improvements
Assisted Living Communities	$27,505	$2,292
Skilled Nursing Centers	7,774	500
Other	—	457
Total	$35,279	$3,249

Completed Developments

	Number	Type	Number
	of	of	of		Total
Type of Project	Properties	Property	Beds/Units	State	Investment
Development	1	MC	66	Illinois	$14,998
	1		66		$14,998

Investment in Mortgage Loans

Originations and funding under mortgage loans receivable	$21,364	(1)
Pay-offs received	(1,086)
Scheduled principal payments received	(1,050)
Net increase in mortgage loans receivable	$19,228

(1)

During 2018, we funded an additional $7,400 under an existing mortgage loan for the purchase of a 112-bed SNF in Michigan. The incremental funding bears interest at 8.7%, fixed for five years, and escalating by 2.25% thereafter. Also, we funded additional loan proceeds of $7,125 under an existing mortgage loan for the purchase of a 126-bed SNF in Michigan. This incremental funding bears interest at 9.41%, fixed for five years, and escalating by 2.25% thereafter.

Investment in Unconsolidated Joint Ventures

	Type	Type	Total	Currently	Number							Received
	of	of	Preferred	Paid in	of	Investment		Carrying		Capital	Recognized	Cash
State	Properties	Investment	Return	Cash	Beds/ Units	Commitment		Value		Contribution	Income	Interest
Arizona	ALF/MC/ILF	Preferred Equity	15%	7%	585	$25,650		$24,032		$670	$2,041	$1,975
Florida	ALF/IL/MC	Mezzanine	15%	12%	99	2,900	(1)	3,183	(1)	—	511	396
Florida	UDP-ALF/MC	Mezzanine	15%	10%	127	3,400		3,400		—	312	—	(2)
					811	$31,950		$30,615		$670	$2,864	$2,371

(1)

Since interest payments were deferred and no interest was recorded for the first twelve months of the loan, we used the effective interest method in accordance with GAAP to recognize interest income and recorded the difference between the effective interest income and cash interest income to the loan principal balance.

(2)	We withheld $653 at the time of loan origination which is being applied to interest. As of December 31, 2018, we still hold $177 which will be applied to future interest.

Investment in Notes Receivable

During the fourth quarter of 2018, we entered into a $6.8 million mezzanine loan commitment for the development of a 204-unit ILF/ALF/MC in Georgia which will be funded during the first quarter of 2019. The mezzanine loan has a five-year term and bears interest at 12%, with 8% current-pay during the first 46 months of the loan, and the balance accruing to the note and 12% current-pay thereafter.

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

Concentration Risk.  We evaluate by gross real estate investment our concentration risk in terms of asset mix, real estate investment mix, operator mix and geographic mix. Concentration risk is valuable to understand what portion of our real estate investments could be at risk if certain sectors were to experience downturns. Asset mix measures the portion of our real estate investments that are real property or mortgage loans. In order to qualify as an equity REIT, at least 50 percent of our total assets must be represented by real estate assets, cash, cash items and government securities. Investment mix measures the portion of our investments that relate to our various property types. Operator mix measures the portion of our real estate investments that relate to our top five operators. Geographic mix measures the portion of our real estate investment that relate to our top five states.

The following table reflects our recent historical trends of concentration risk (gross investment, in thousands):

	12/31/18	9/30/18	6/30/18	3/31/18	12/31/17
Asset mix:
Real property	$1,421,456	$1,414,267	$1,401,303	$1,401,506	$1,392,122
Loans receivable	245,386	245,053	236,178	235,734	226,162
Real estate investment mix:
Skilled nursing centers	$810,570	$814,194	$814,208	$813,542	$803,691
Assisted living communities	804,021	802,484	787,373	795,036	789,520
Under development	41,186	31,602	25,077	17,922	14,465
Other (1)	11,065	11,040	10,823	10,740	10,608
Operator mix:
Prestige Healthcare (1)	$258,519	$258,186	$249,311	$247,769	$238,184
Senior Lifestyle Corporation	190,368	189,945	189,945	189,226	189,226
Senior Care Centers	138,109	138,109	138,109	138,109	138,109
Anthem Memory Care	136,397	135,946	135,342	131,527	126,120
Brookdale Senior Living	126,991	126,991	126,991	126,991	126,991
Remaining operators	816,458	810,143	797,783	803,618	799,654
Geographic mix:
Texas	$292,317	$292,317	$292,317	$267,051	$267,051
Michigan	246,329	245,996	237,121	235,579	225,994
Wisconsin	143,657	137,056	133,794	130,941	129,398
Colorado	114,923	114,923	114,923	114,923	114,923
California	102,254	102,254	102,254	102,254	102,254
Remaining states	767,362	766,774	757,072	786,492	778,664

(1)	We have three parcels of land as of December 31, 2018. These parcels are located adjacent to properties securing the Prestige Healthcare mortgage loan and are managed by Prestige.

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

Balance Sheet Metrics

	Year Ended		Quarter Ended
	12/31/18		12/31/18			9/30/18		6/30/18			3/31/18			12/31/17
Debt to gross asset value	35.2%		35.2%		(1)	36.4%		36.1%		(4)	38.3%		(6)	37.6%
Debt to market capitalization ratio	28.1%		28.1%		(2)	27.7%		27.8%		(5)	31.4%		(7)	27.9%
Interest coverage ratio (8)	4.8	x	5.2	x	(3)	4.8	x	4.7	x		4.7	x		4.8	x
Fixed charge coverage ratio (8)	4.8	x	5.2	x	(3)	4.8	x	4.7	x		4.7	x		4.8	x

(1)	Decreased due to decrease in outstanding debt partially offset by decrease in gross asset value.

(2)	Increased due to decrease in market capitalization, partially offset by decrease in outstanding debt.

(3)	Increased due to decrease in interest expense and increase in other income from the net write-off of Senior Lifestyle contingent lease incentive and the related earn-out liability.

(4)	Decreased due to decrease in outstanding debt and increase in gross asset value from acquisitions partially offset by sold properties and loan payoffs.

(5)	Decreased due to decrease in outstanding debt and increase in market capitalization.

(6)	Increased primarily due to increase in outstanding debt partially offset by the increase in gross asset value from acquisitions, additional development and capital improvement funding.

(7)	Increased primarily due to increase in outstanding debt and decrease in market capitalization.

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

	Year to Date		Quarter Ended
	12/31/18		12/31/18		9/30/18		6/30/18		3/31/18		12/31/17
Net income	$155,076		$30,844		$34,937		$68,936		$20,359		$19,834
(Less) add: (Gain) loss on sale	(70,682)		(7,984)		(14,353)		(48,345)		—		1,240
Add: Impairment charges	—		—		—		—		—		—
Add: Interest expense	30,196		7,215		7,497		7,655		7,829		7,683
Add: Depreciation and amortization	37,555		9,396		9,447		9,268		9,444		9,424
Total EBITDAre	$152,145		$39,471		$37,528		$37,514		$37,632		$38,181

Interest expense	$30,196		$7,215		$7,497		$7,655		$7,829		$7,683
Add: Capitalized interest	1,248		398		298		293		259		281
Interest incurred	$31,444		$7,613		$7,795		$7,948		$8,088		$7,964

Interest coverage ratio	4.8	x	5.2	x	4.8	x	4.7	x	4.7	x	4.8	x

Interest incurred	$31,444		$7,613		$7,795		$7,948		$8,088		$7,964
Total fixed charges	$31,444		$7,613		$7,795		$7,948		$8,088		$7,964

Fixed charge coverage ratio	4.8	x	5.2	x	4.8	x	4.7	x	4.7	x	4.8	x

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

Operating Results

Year ended December 31, 2018 compared to year ended December 31, 2017 (in thousands):

	Years ended December 31,
	2018	2017	Difference
Revenues:
Rental income	$135,405	$137,657	$(2,252)	(1)
Interest income from mortgage loans	28,200	26,769	1,431	(2)
Interest and other income	5,040	3,639	1,401	(3)
Total revenues	168,645	168,065	580

Expenses:
Interest expense	30,196	29,949	(247)	(4)
Depreciation and amortization	37,555	37,610	55
Impairment charges	—	1,880	1,880	(5)
Provision (recovery) for doubtful accounts	87	(206)	(293)
Transaction costs	84	56	(28)
General and administrative expenses	19,193	17,513	(1,680)	(6)
Total expenses	87,115	86,802	(313)

Other operating income:
Gain on sale of real estate, net	70,682	3,814	66,868	(7)
Operating income	152,212	85,077	67,135
Income from unconsolidated joint ventures	2,864	2,263	601	(8)
Net income	155,076	87,340	67,736
Income allocated to non-controlling interests	(95)	—	(95)
Net income attributable to LTC Properties, Inc.	154,981	87,340	67,641
Income allocated to participating securities	(625)	(362)	(263)
Net income available to common stockholders	$154,356	$86,978	$67,378

(1)

Decreased due the reduction of rent related to the properties sold during 2018 and Senior Care Centers non-payment of December rent as a result of the bankruptcy filing, partially offset by acquisitions and capital improvements.

(2)	Increased primarily due to mortgage originations and capital improvement funding partially offset by payoffs.

(3)

Increased primarily due to the net impact of the write-off of an earn-out liability and the related lease incentive asset during 2018 partially offset by decrease in interest income due to mezzanine loan payoffs and write-off of an earn-out liability and related lease incentive asset during 2017.

(4)

Increased primarily due to a higher average outstanding balance on our line of credit and an increase in LIBOR rates, partially offset by scheduled principal payments under our senior unsecured notes and an increase in capitalized interest related to development projects.

(5)	Represents the write-off of straight-line rent and other receivables in 2017 related to two properties due to negotiations to transition these properties to another operator in our portfolio.

(6)	Increased primarily due to lower incentive compensation in the prior year related to a previously disclosed defaulted master lease.

(7)	Represents the net gain on sale of six ALF and four SNF properties during 2018, partially offset by a net gain on sale of five ALF and a donation of a SNF during 2017.

(8)

Increased primarily due to income generated from additional funding under a preferred capital contribution commitment and income from a mezzanine loan accounted for as an unconsolidated joint venture in accordance with GAAP which was previously deferred.

Year ended December 31, 2017 compared to year ended December 31, 2016 (in thousands)

	Years ended December 31,
	2017		2016		Difference
Revenues:
Rental income	$137,657		$133,527		$4,130	(1)
Interest income from mortgage loans	26,769		27,321		(552)	(2)
Interest and other income	3,639		735		2,904	(3)
Total revenues	168,065		161,583		6,482

Expenses:
Interest expense	29,949		26,442		(3,507)	(4)
Depreciation and amortization	37,610		35,932		(1,678)	(1)
Impairment on real estate for sale	1,880		766		(1,114)	(5)
Provision for doubtful accounts	(206)		457		663	(6)
Transaction costs	56		179		123
General and administrative expenses	17,513		17,412		(101)
Total expenses	86,802		81,188		(5,614)

Other operating income:
Gain on sale of real estate, net	3,814	(7)	3,582	(8)	232
Operating income	85,077		83,977		1,100
Income from unconsolidated joint ventures	2,263		1,138		1,125	(9)
Net income	87,340		85,115		2,225
Income allocated to participating securities	(362)		(385)		23
Net income available to common stockholders	$86,978		$84,730		$2,248

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

(6)	Decreased due to mortgage loan payoffs and reversal of straight-line rent reserve.

(7)	Consists of a net gain on sale of five ALF partially offset by the donation of a SNF to a nonprofit health care provider.

(8)	Consists of a net gain on sale of two SNF and an ALF, partially offset by the net loss from the sale of a school.

(9)

Increased primarily due to income generated from additional funding under a preferred capital contribution commitment and income from a mezzanine loan accounted for as an unconsolidated joint venture in accordance with GAAP which was previously deferred.

Funds From Operations

Funds from Operations (“FFO”) attributable to common stockholders, basic FFO attributable to common stockholders per share and diluted FFO attributable to common stockholders per share are supplemental measures of a REIT’s financial performance that are not defined by GAAP. Real estate values historically rise and fall with market conditions, but cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate assets diminishes predictably over time. We believe that by excluding the effect of historical cost depreciation, which may be of limited relevance in evaluating current performance, FFO facilitates comparisons of operating performance between periods.

We use FFO as a supplemental performance measurement of our cash flow generated by operations. FFO does not represent cash generated from operating activities in accordance with GAAP, and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to net income available to common stockholders.

We calculate and report FFO in accordance with the definition and interpretive guidelines issued by the NAREIT. FFO, as defined by NAREIT, means net income available to common stockholders (computed in accordance with GAAP) excluding gains or losses on the sale of real estate and impairment write‑downs of depreciable real estate plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Our calculation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that have a different interpretation of the current NAREIT definition from us; therefore, caution should be exercised when comparing our FFO to that of other REITs.

The following table reconciles net income available to common stockholders to FFO attributable to common stockholders (unaudited, amounts in thousands, except per share amounts):

	For the year ended December 31,
	2018		2017		2016
GAAP net income available to common stockholders	$154,356		$86,978		$84,730
Add: Depreciation and amortization	37,555		37,610		35,932
Add: Impairment charges	—		1,880		766
Less: (Gain) loss on sale of real estate, net	(70,682)		(3,814)		(3,582)
NAREIT FFO attributable to common stockholders	$121,229		$122,654		$117,846
NAREIT FFO attributable to common stockholders per share:
Basic	$3.07		$3.11		$3.07
Diluted	$3.06	(1)	$3.10	(1)	$3.06	(1)
Weighted average shares used to calculate NAREIT FFO per share:
Basic	39,477		39,409		38,388
Diluted	39,839	(2)	39,637	(2)	38,597	(2)

(1)	Includes the effect of participating securities.

(2)	Diluted weighted average shares used to calculate FFO per share includes the effect of stock option equivalents, participating securities and performance-based stock units.

Critical Accounting Policies

See Item 8. FINANCIAL STATEMENTS—Note 2.  Summary of Significant Accounting Policies.

Liquidity and Capital Resources

Sources and Uses of Cash

As of December 31, 2018, we had a total of $2.7 million of cash and cash equivalents, $488.0 million available under our unsecured revolving line of credit and $93.8 million available under our senior unsecured note shelf agreement. Subsequent to December 31, 2018, we borrowed $26.4 million, net, under our unsecured revolving line of credit. Accordingly, we have $138.4 million outstanding under our unsecured revolving line of credit and $461.6 million available for borrowing. Additionally, subsequent to year-end, we paid down $4.2 million in regular scheduled principal payments under our senior unsecured notes. Accordingly, we have $528.9 million outstanding and $98.0 million available under our senior unsecured note shelf agreement. See Debt Obligations below for further discussion.

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

We believe that our current cash balance, cash flow from operations available for distribution or reinvestment, our borrowing capacity and our potential ability to access the capital markets are sufficient to provide for payment of our current operating costs, meet debt obligations and pay common dividends at least sufficient to maintain our REIT status and repay borrowings at, or prior to, their maturity. The timing, source and amount of cash flows used by financing and investing activities are sensitive to the capital markets’ environment, especially to changes in interest rates. We continuously evaluate the availability of cost-effective capital and believe we have sufficient liquidity for additional capital investments in 2019.

We expect our future income and ability to make distributions from cash flows provided by operating activities to depend on the collectability of our rents and mortgage loans receivable. The collection of these loans and rents will be dependent, in large part, upon the successful operation by the operators of the seniors housing and health care properties we own or that are pledged to us. The operating results of the facilities may be impacted by various factors over which the operators/owners may have no control. Those factors include, without limitation, the status of the economy, changes in supply of or demand for competing seniors housing and health care facilities, ability to control rising operating costs, and the potential for significant reforms in the health care industry. In addition, our future growth in net income and cash flow may be adversely impacted by various proposals for changes in the governmental regulations and financing of the health care industry. We cannot presently predict what impact these proposals may have, if any. We believe that an adequate provision has been made for the possibility of loans proving uncollectible but we will continually evaluate the financial status of the operations of the seniors housing and health care properties. In addition, we will monitor our borrowers and the underlying collateral for mortgage loans and will make future revisions to the provision, if considered necessary.

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

Our primary sources of cash include rent and interest receipts, borrowings under our primary unsecured credit facility and proceeds from investment dispositions. Our primary uses of cash include dividend distributions, debt service payments (including principal and interest), real property investments (including acquisitions, capital expenditures and construction advances), loan advances and general and administrative expenses. These sources and uses of cash are reflected in our Consolidated Statements of Cash Flows as summarized below (in thousands):

	Year Ended December 31,		Change
Cash provided by (used in):	2018	2017	$
Operating activities	$115,535	$105,305	$10,230
Investing activities	(3,609)	(92,012)	88,403
Financing activities	(112,375)	(16,071)	(96,304)
(Decrease) increase in cash, cash equivalents and restricted cash	(449)	(2,778)	2,329
Cash, cash equivalents and restricted cash, beginning of period	5,213	7,991	(2,778)
Cash, cash equivalents and restricted cash, end of period	$4,764	$5,213	$(449)

Debt Obligations

Bank Borrowings. During 2018, we amended and restated our unsecured credit agreement to replace the previous unsecured credit agreement, prior to its expiration on October 14, 2018. The amended credit agreement maintains the $600.0 million aggregate commitment of the lenders under the prior agreement and provides for the opportunity to increase the commitment size of the credit agreement up to a total of $1.0 billion. The amended credit agreement extends the maturity of the credit agreement to June 27, 2022 and provides for a one-year extension option at our discretion, subject to customary conditions. Additionally, the amended credit agreement decreases the interest rate margins and converts from the payment of unused commitment fees to a facility fee. Based on our leverage at December 31, 2018, the facility provides for interest annually at LIBOR plus 115 basis points and a facility fee of 20 basis points. At December 31, 2018, we were in compliance with all covenants.

Senior Unsecured Notes. We have a $337.5 million shelf agreement with affiliates and managed accounts of Prudential Investment Management, Inc. (“Prudential”) with $93.8 million available for borrowing.

The debt obligations by component as of December 31, 2018 are as follows (dollar amounts in thousands):

	Applicable		Available
	Interest	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing
Bank borrowings (2)	3.69%	$112,000	$488,000
Senior unsecured notes, net of debt issue costs (3)	4.50%	533,029	93,833
Total	4.36%	$645,029	$581,833

(1)	Represents weighted average of interest rate as of December 31, 2018.

(2)	Subsequent to December 31, 2018, we borrowed $26,400, net under our unsecured revolving line of credit, accordingly we have $138,400 outstanding and $461,600 available for borrowing.

(3)

Subsequent to December 31, 2018, we paid down $4.2 million in regular scheduled principal payments. Accordingly, we have $528.9 million outstanding and $98.0 million available under our senior unsecured notes.

Our debt borrowings and repayments during the year ended December 31, 2018, are as follows (in thousands):

Debt Obligations	Borrowings	Repayments
Bank borrowings	$116,200	$(100,700)
Senior unsecured notes	—	(38,166)
Total	$116,200	$(138,866)

Equity

At December 31, 2018, we had 39,656,737 shares of common stock outstanding, equity on our balance sheet totaled $833.0 million and our equity securities had a market value of $1.7 billion. During the year ended December 31, 2018, we declared and paid $90.4 million of cash dividends.

Common Stock.  We have an equity distribution agreement with sales agents to issue and sell, from time to time, up to $200.0 million in aggregate offering price of our common shares. The equity distribution agreement provides for sales of common shares to be made by means of ordinary brokers’ transactions, which may include block trades, or transactions that are deemed to be “at the market” offerings. During the year ended December 31, 2018, we sold 22,244 shares of common stock for $1.0 million in net proceeds under our equity distribution agreement. In conjunction with the sale of common stock, we paid $18,000 as compensation to our sales agents and we reclassified $76,000 of accumulated costs associated with this agreement to additional paid in capital. At December 31, 2018, we had $184.1 million available under our equity distribution agreement.

During 2018, we acquired 31,326 shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations. Subsequent to December 31, 2018, we acquired 20,345 shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations. Subsequent to December 31, 2018, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of January, February and March 2019, payable on January 31, February 28 and March 29, 2019, respectively, to stockholders of record on January 23, February 20 and March 21, 2019, respectively.

Non-controlling Interests.  During 2018, we entered into partnerships to develop and/or own real estate. Given that our limited members do not have substantive kick-out rights, liquidation rights, or participation rights, we have concluded that the partnerships are VIEs. Since we exercise power over and receive benefits from the VIEs, we are considered the primary beneficiary. Accordingly, we consolidate the VIEs and record the non-controlling interests at cost. During 2018, we invested in the following consolidated VIEs (in thousands):

				Gross
Investment		Property		Consolidated		Non-Controlling
Year	Purpose	Type	State	Assets		Interests
2018	Owned real estate	ILF	OR	$14,400	(1)	$2,857	(1)
2018	Owned real estate and development	UDP	OR	2,881	(1)	1,081	(1)
Total				$17,281		$3,938

(1)

We entered into a joint venture (“JV”) to develop, purchase and own senior housing properties. During 2018, the JV purchased land for the development of a 78-unit ALF/MC for a total anticipated project cost of $18,108. The non-controlling partner contributed $1,081 of cash and we committed to fund the remaining $17,027 project cost. Additionally during 2018, in a sale-leaseback transaction, the JV purchased an existing operational 89-unit ILF adjacent to the 78-unit ALF/MC we are developing for $14,400. The non-controlling partner contributed $2,857 of equity and we contributed $11,543 in cash. Upon completion of the development project, our combined economic interest in the JV will be approximately 88%.

Stock Based Compensation Plans.  During 2015, we adopted, and our stockholders approved the 2015 Equity Participation Plan (the “2015 Plan”) which 1,400,000 shares of common stock have been reserved for awards, including nonqualified stock option grants and restricted stock grants to officers, employees, non-employee directors and consultants. The terms of the awards granted under the 2015 Plan are set by our compensation committee at its discretion.

Restricted Stock and Performance-based Stock Units.  During 2018, we granted 156,718 shares of restricted common stock and performance-based stock units under the 2015 Plan as follows:

No. of	Price per
Shares	Share	Vesting Period
81,819	$38.18	ratably over 3 years
66,171	$38.18	TSR targets (1)
8,728	$41.25	ratably over 1 year
156,718

(1)	Vesting is based on achieving certain total shareholder return (“TSR”) targets in 4 years with acceleration opportunity in 3 years.

Subsequent to December 31, 2018, we granted 139,112 shares of restricted common stock and performance-based stock units at $46.54 per share. Out of these shares, 78,276 vest ratably from the grant date over a three-year period and 60,836 vest based on achieving certain TSR targets in 4 years with acceleration opportunity in 3 years.

At December 31, 2018, the total number of restricted common stock and performance-based stock units that are scheduled to vest and remaining compensation expense to be recognized related to the future service period of unvested outstanding restricted common stock and performance-based stock units are as follows:

	Number		Remaining
	of		Compensation
Vesting Date	Awards		Expense
2019	128,214	(1)	4,250,000
2020	104,085	(2)	2,210,000
2021	93,451	(3)	238,000
Total	325,750		$6,698,000

(1)

Includes 49,728 performance-based stock units. The performance-based stock units are valued utilizing a lattice-binomial option pricing model based on Monte Carlo simulations. The company recognizes the fair value of the awards over the applicable vesting period as compensation expense.

(2)	Includes 53,554 performance-based stock units. See (1) above for valuation methodology.

(3)	Includes 66,171 performance-based stock units. See (1) above for valuation methodology.

Stock Options.  We did not issue any stock options during the year ended December 31, 2018. During 2018, a total of 5,000 stock options were exercised at a total option value of $123,000 and a total market value on the date of exercise of $205,000. At December 31, 2018, we have 20,000 stock options outstanding and exercisable.

Contractual Obligations

We monitor our contractual obligations and commitments detailed above to ensure funds are available to meet obligations when due. The following table represents our long-term contractual obligations (scheduled principal payments and amounts due at maturity) as of December 31, 2018, excluding the effects of interest and debt issue costs (in thousands):

	Total		2019	2020	2021	2022	2023	Thereafter
Bank borrowings	$112,000	(1)	$—	$—	$—	$112,000	$—	$—
Senior unsecured notes (2)	533,967		33,667	40,160	47,160	48,160	49,160	315,660
Total	$645,967		$33,667	$40,160	$47,160	$160,160	$49,160	$315,660

(1)

Subsequent to December 31, 2018, we borrowed $26,400, net, under our unsecured revolving line of credit. Accordingly, we have $138,400 outstanding and $461,600 available under our unsecured revolving line of credit.

(2)	Subsequent to December 31, 2018, we paid down $4,167 in regular scheduled principal payments. Accordingly, we have $528,862 outstanding and $98,000 available under our senior unsecured notes.

The following table represents our projected interest expense, excluding capitalized interest, amortization of debt issue costs, bank fees and earn-out accretion, as of December 31, 2018 (in thousands):

	Total	2019	2020	2021	2022	2023	Thereafter
Bank borrowings	$14,667	$4,192	$4,204	$4,192	$2,079	$—	$—
Senior unsecured notes	144,645	23,377	21,808	19,715	17,431	15,153	47,161
Total	$159,312	$27,569	$26,012	$23,907	$19,510	$15,153	$47,161

Off‑Balance Sheet Arrangements:

We had no off‑balance sheet arrangements as of December 31, 2018.

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

We do not utilize interest rate swaps, forward or option contracts, or foreign currencies or commodities, or other types of derivative financial instruments nor do we engage in “off‑balance sheet” transactions. The purpose of the following disclosure is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of December 31, 2018.

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

At December 31, 2018, the fair value of our mortgage loans receivable using an 9.0% discount rate was approximately $295.5 million. A 1% increase in such rate would decrease the estimated fair value of our mortgage loans by approximately $25.1 million while a 1% decrease in such rate would increase their estimated fair value by approximately $29.4 million. At December 31, 2018, the fair value of our senior unsecured notes using a 5.15% discount rate for those maturing before year 2026 and 5.40% discount rate for those maturing at or beyond year 2026 was approximately $508.6 million. A 1% increase in such rate would decrease the estimated fair value of our senior unsecured notes by approximately $24.9 million while a 1% decrease in such rate would increase their estimated fair value by approximately $26.7 million. These discount rates were measured based upon management’s estimates of rates currently prevailing for comparable loans available to us and instruments of comparable maturities.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of LTC Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LTC Properties, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2019, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1992

Los Angeles, California

February 28, 2019

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(In thousands, except per share amounts)
	December 31,
	2018	2017
ASSETS
Investments:
Land	$125,358	$124,041
Buildings and improvements	1,290,352	1,262,335
Accumulated depreciation and amortization	(312,959)	(304,117)
Operating real estate property, net	1,102,751	1,082,259
Properties held-for-sale, net of accumulated depreciation: 2018—$1,916; 2017—$1,916	3,830	3,830
Real property investments, net	1,106,581	1,086,089

Mortgage loans receivable, net of loan loss reserve: 2018—$2,447; 2017—$2,255	242,939	223,907
Real estate investments, net	1,349,520	1,309,996
Notes receivable, net of loan loss reserve: 2018—$128; 2017—$166	12,715	16,402
Investments in unconsolidated joint ventures	30,615	29,898
Investments, net	1,392,850	1,356,296

Other assets:
Cash and cash equivalents	2,656	5,213
Restricted cash	2,108	—
Debt issue costs related to bank borrowings	2,989	810
Interest receivable	20,732	15,050
Straight-line rent receivable, net of allowance for doubtful accounts: 2018—$746; 2017—$814	73,857	64,490
Lease incentives	14,443	21,481
Prepaid expenses and other assets	3,985	2,230
Total assets	$1,513,620	$1,465,570
LIABILITIES
Bank borrowings	$112,000	$96,500
Senior unsecured notes, net of debt issue costs: 2018—$938; 2017—$1,131	533,029	571,002
Accrued interest	4,180	5,276
Accrued incentives and earn-outs	—	8,916
Accrued expenses and other liabilities	31,440	25,228
Total liabilities	680,649	706,922
EQUITY
Stockholders’ equity:
Common stock: $0.01 par value; 60,000 shares authorized; shares issued and outstanding: 2018—39,657; 2017—39,570	397	396
Capital in excess of par value	862,712	856,992
Cumulative net income	1,255,764	1,100,783
Cumulative distributions	(1,293,383)	(1,203,011)
Total LTC Properties, Inc. stockholders’ equity	825,490	755,160
Non-controlling interests	7,481	3,488
Total equity	832,971	758,648
Total liabilities and equity	$1,513,620	$1,465,570

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Rental income	$135,405	$137,657	$133,527
Interest income from mortgage loans	28,200	26,769	27,321
Interest and other income	5,040	3,639	735
Total revenues	168,645	168,065	161,583
Expenses:
Interest expense	30,196	29,949	26,442
Depreciation and amortization	37,555	37,610	35,932
Impairment charges	—	1,880	766
Provision (recovery) for doubtful accounts	87	(206)	457
Transaction costs	84	56	179
General and administrative expenses	19,193	17,513	17,412
Total expenses	87,115	86,802	81,188
Other operating income:
Gain on sale of real estate, net	70,682	3,814	3,582
Operating income	152,212	85,077	83,977
Income from unconsolidated joint ventures	2,864	2,263	1,138
Net income	155,076	87,340	85,115
Income allocated to non-controlling interests	(95)	—	—
Net income attributable to LTC Properties, Inc.	154,981	87,340	85,115
Income allocated to participating securities	(625)	(362)	(385)
Net income available to common stockholders	$154,356	$86,978	$84,730

Earnings per common share:
Basic	$3.91	$2.21	$2.21
Diluted	$3.89	$2.20	$2.21

Weighted average shares used to calculate earnings per common share:
Basic	39,477	39,409	38,388
Diluted	39,839	39,637	38,597

Comprehensive Income:
Net income	$155,076	$87,340	$85,115
Reclassification adjustment (Note 10)	—	—	(47)
Comprehensive income	$155,076	$87,340	$85,068

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per share amounts)

			Capital in	Cumulative			Total	Non-
	Common	Common	Excess of	Net	Accumulated	Cumulative	Stockholders’	controlling	Total
	Stock	Stock	Par Value	Income	OCI	Distributions	Equity	Interests	Equity
Balance—December 31, 2015	37,548	$375	$758,676	$928,328	$47	$(1,028,224)	$659,202	$—	$659,202
Reclassification adjustment	—	—	—	—	(47)	—	(47)	—	(47)
Issuance of common stock	1,643	16	78,120	—	—	—	78,136	—	78,136
Issuance of restricted stock	73	1	(42)	—	—	—	(41)	—	(41)
Net income	—	—	—	85,115	—	—	85,115	—	85,115
Vesting of restricted stock	—	—	4,265	—	—	—	4,265	—	4,265
Vesting of stock options	—	—	15	—	—	—	15	—	15
Stock option exercises	7	—	159	—	—	—	159	—	159
Common stock cash distributions ($2.19 per share)	—	—	—	—	—	(84,568)	(84,568)	—	(84,568)
Other	(50)	—	(2,188)	—	—	—	(2,188)	—	(2,188)
Balance—December 31, 2016	39,221	392	839,005	1,013,443	—	(1,112,792)	740,048	—	740,048
Issuance of common stock	313	3	14,526	—	—	—	14,529	—	14,529
Issuance of restricted stock	85	1	(21)	—	—	—	(20)	—	(20)
Net income	—	—	—	87,340	—	—	87,340	—	87,340
Vesting of restricted stock	—	—	5,247	—	—	—	5,247	—	5,247
Vesting of stock options	—	—	2	—	—	—	2	—	2
Stock option exercises	8	—	202	—	—	—	202	—	202
Non-controlling interests contribution	—	—	—	—	—	—	—	3,488	3,488
Common stock cash distributions ($2.28 per share)	—	—	—	—	—	(90,219)	(90,219)	—	(90,219)
Other	(57)	—	(1,969)	—	—	—	(1,969)	—	(1,969)
Balance—December 31, 2017	39,570	396	856,992	1,100,783	—	(1,203,011)	755,160	3,488	758,648
Issuance of common stock	22	—	929	—	—	—	929	—	929
Issuance of restricted stock	91	1	(9)	—	—	—	(8)	—	(8)
Net income	—	—	—	154,981	—	—	154,981	95	155,076
Vesting of restricted stock	—	—	5,870	—	—	—	5,870	—	5,870
Stock option exercises	5	—	123	—	—	—	123	—	123
Non-controlling interests contribution	—	—	—	—	—	—	—	3,963	3,963
Non-controlling interest distributions	—	—	—	—	—	—	—	(65)	(65)
Common stock cash distributions ($2.28 per share)	—	—	—	—	—	(90,372)	(90,372)	—	(90,372)
Other	(31)	—	(1,193)	—	—	—	(1,193)	—	(1,193)
Balance—December 31, 2018	39,657	$397	$862,712	$1,255,764	$—	$(1,293,383)	$825,490	$7,481	$832,971

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2018	2017	2016
OPERATING ACTIVITIES:
Net income	$155,076	$87,340	$85,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,555	37,610	35,932
Stock-based compensation expense	5,870	5,249	4,280
Impairment charges	—	1,880	766
Gain on sale of real estate, net	(70,682)	(3,814)	(3,582)
Income from unconsolidated joint ventures	(2,864)	(2,263)	(1,138)
Income distributions from unconsolidated joint ventures	2,371	1,738	1,695
Insurance proceeds for damaged property	2,619	—	—
Payment for remediation of damaged property	(508)	—	—
Straight-line rental income	(9,550)	(10,694)	(13,477)
Lease incentives funded	(1,272)	(6,544)	(4,827)
Amortization of lease incentives	2,092	2,209	1,955
Provision for doubtful accounts	87	(206)	457
Non-cash interest related to contingent liabilities	377	602	684
Non-cash income related to earn-out and related lease incentive write-off	(3,074)	(842)	(16)
Other non-cash items, net	1,180	1,282	1,216
Increase in interest receivable	(5,682)	(5,367)	(5,147)
(Decrease) increase in accrued interest payable	(1,096)	601	701
Net change in other assets and liabilities	3,036	(3,476)	1,094
Net cash provided by operating activities	115,535	105,305	105,708
INVESTING ACTIVITIES:
Investment in real estate properties	(40,408)	(82,405)	(74,923)
Investment in real estate developments	(35,279)	(22,901)	(42,342)
Investment in real estate capital improvements	(3,249)	(2,899)	(6,792)
Capitalized interest	(1,248)	(908)	(1,408)
Proceeds from sale of real estate, net	92,749	15,413	17,369
Investment in real estate mortgage loans receivable	(21,364)	(11,913)	(20,685)
Principal payments received on mortgage loans receivable	2,136	17,863	8,278
Investments in unconsolidated joint ventures	(670)	(3,848)	(1,770)
Payment of working capital reserve	—	(439)	(2,756)
Advances and originations under notes receivable	(124)	—	(14,969)
Principal payments received on notes receivable	3,848	25	100
Net cash used in investing activities	(3,609)	(92,012)	(139,898)
FINANCING ACTIVITIES:
Bank borrowings	116,200	113,000	123,600
Repayment of bank borrowings	(100,700)	(123,600)	(137,000)
Proceeds from issuance of senior unsecured notes	—	100,000	77,500
Principal payments on senior unsecured notes	(38,166)	(31,167)	(26,667)
Proceeds from common stock issued	1,005	14,578	78,592
Stock option exercises	123	202	159
Distributions paid to stockholders	(90,372)	(90,219)	(84,568)
Contribution from non-controlling interests	3,963	3,488	—
Distributions paid to non-controlling interests	(65)	—	—
Financing costs paid	(3,162)	(363)	(147)
Other	(1,201)	(1,990)	(2,230)
Net cash (used in) provided by financing activities	(112,375)	(16,071)	29,239
Decrease in cash, cash equivalents and restricted cash	(449)	(2,778)	(4,951)
Cash, cash equivalents and restricted cash, beginning of period	5,213	7,991	12,942
Cash, cash equivalents and restricted cash, end of period	$4,764	$5,213	$7,991

Supplemental disclosure of cash flow information:
Interest paid	$30,116	$28,070	$24,490

See accompanying notes.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. The Company

LTC Properties, Inc. (“LTC”), a Maryland corporation, commenced operations on August 25, 1992. LTC is a real estate investment trust (“REIT”) that invests primarily in seniors housing and health care properties through sale-leaseback transactions, mortgage financing and structured finance solutions including mezzanine lending. We conduct and manage our business as one operating segment, rather than multiple operating segments, for internal reporting and internal decision making purposes. Our primary objectives are to create, sustain and enhance stockholder equity value and provide current income for distribution to stockholders through real estate investments in seniors housing and health care properties managed by experienced operators. Our primary seniors housing and health care property classifications include skilled nursing centers (“SNF”), assisted living communities (“ALF”), independent living communities (“ILF”), memory care communities (“MC”) and combinations thereof. ALF, ILF, MC and combinations thereof are included in the ALF classification.

2. Summary of Significant Accounting Policies

Basis of Presentation.  The accompanying consolidated financial statements include the accounts of LTC, our wholly‑owned subsidiaries, and our consolidated companies. All intercompany investments, accounts and transactions have been eliminated.

Consolidation of entities is based on determination of the primary beneficiary. In order to be considered the primary beneficiary, the member should be able to exercise power over and receive benefits from the entity. Power over the company is based on the provisions of the operating agreement that provides us with a controlling financial interest in the entity. Under the terms of the operating agreement, we, as the general member, are responsible for the management of the company’s assets, business and affairs. Our rights and duties in management of the company include making all operating decisions, setting the capital budget, executing all contracts, making all employment decisions, and handling the purchase and disposition of assets, among others. We, as the general member, are responsible for the ongoing, major, and central operations of the company and make all management decisions. In addition, we, as the general member, assume the risk for all operating losses, capital losses, and are entitled to substantially all capital gains (appreciation) and accordingly, receive substantial benefits from the company.

The Financial Accounting Standards Board (“FASB”) created a framework for evaluating whether a general partner or a group of general partners controls a limited partnership or a managing member or a group of managing members exercise power over a limited liability company and therefore should consolidate the entity. The guidance states that the presumption of general partner or managing member control would be overcome only when the limited partners or non-managing members have certain specific rights as described in the guidance. The limited members have virtually no rights and are precluded from taking part in the operation, management or control of the company. The limited members are also precluded from transferring their interests without the expressed permission of the general member.  However, we could transfer our interest without consultation or permission of the limited members.  We consolidated the companies in accordance with the guidance.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accounting firm’s audit of our consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board.

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation, including changes in presentation of Gain on sale of real estate, net on the consolidated statement of income and comprehensive income. The Company has included Gain on sale of real estate, net as a component of Operating Income to present gain and losses on sales of properties in accordance with ASC 360-10-45-5. The change was made for the prior periods as the Securities and Exchange Commission has eliminated Rule 3-15(a) of Regulation S-X as part of Release No. 33-10532; 34-83875; IC-33203, which had required REITs to present gain and losses on sale of properties outside of continuing operations in the income statement. These adjustments are normal and recurring in nature.

Going Concern.  In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements— Going Concern (Subtopic 205-40):  Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this update define management’s responsibility under U.S. generally accepted accounting principles (“GAAP”) to evaluate when and how substantial doubt about the organization’s ability to continue as a going concern should be disclosed in the financial statement footnotes. This ASU expands disclosure requirements about principal conditions or events that raise substantial doubt. It also requires disclosing management’s evaluation of the significance of those conditions or events in relationship to the organization’s ability to meet its obligations, and management’s plans that are intended to either alleviate substantial doubt or to mitigate conditions or events that raise substantial doubt. ASU No. 2014-15 is effective for annual periods ending after December 15, 2016. We adopted this ASU in 2017. The adoption of this ASU did not have a material impact on our financial statements or disclosures.

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

Restricted Cash.  In November 2016, the FASB issued ASU No 2016-18 (“ASU 2016-18”), Restricted Cash. ASU 2016-18 requires an entity to reconcile and explain the period over period change in total cash, cash equivalent and restricted cash within its consolidated statement of cash flows.

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

As of December 31, 2018, the gross value and the carrying value of the property were $2,021,000 and $1,133,000, respectively.

The provisions of our triple net lease agreements impose certain obligations on our operators including:

•	Acquire property insurance, subject to certain criteria;
•	Continue paying rent in the event of any property damage or destruction; and

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Owned Properties.  We make estimates as part of our allocation of the purchase price of acquisitions to the various components of the acquisition based upon the fair value of each component. In determining fair value, we use current appraisals or other third-party opinions of value. The most significant components of our allocations are typically the allocation of fair value to land and buildings and, for certain of our acquisitions, in‑place leases and other intangible assets. In the case of the fair value of buildings and the allocation of value to land and other intangibles, the estimates of the values of these components will affect the amount of depreciation and amortization we record over the estimated useful life of the property acquired or the remaining lease term. In the case of the value of in‑place leases, we make best estimates based on the evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease‑up periods, market conditions and costs to execute similar leases. These assumptions affect the amount of future revenue that we will recognize over the remaining lease term for the acquired in‑place leases. We evaluate each purchase transaction to determine whether the acquired assets meet the definition of an asset acquisition or a business combination. Transaction costs related to acquisitions that are not deemed to be businesses are included in the cost basis of the acquired assets, while transaction costs related to acquisitions that are deemed to be businesses are expensed as incurred.

In January 2017, the FASB issued ASU No. 2017-01(“ASU 2017-01”), Business Combinations (Topic 805): Clarifying Definition of a Business. ASU 2017-01 clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework establishes a screen for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. ASU 2017-01 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. We early adopted this standard in 2017. As a result of adopting ASU 2017-01, most of our acquisitions of investment properties will qualify as asset acquisitions.

In February 2017, the FASB issued ASU No. 2017-05 (“ASU 2017-05”), Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets. ASU 2017-05 defines an in-substance nonfinancial asset and clarifies guidance related to partial sales of nonfinancial assets. This standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. We adopted this standard in 2018. The adoption of this ASU did not have a material impact on the consolidated financial statements and related notes.

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

Depreciation is computed principally by the straight‑line method for financial reporting purposes over the

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

estimated useful lives of the assets, which range from 3 to 5 years for computers, 5 to 15 years for furniture and equipment, 35 to 50 years for buildings, 10 to 15 years for site improvements, 10 to 20 years for building improvements and the respective lease term for acquired lease intangibles.

Consolidation.  At inception, and on an ongoing basis, as circumstances indicate the need for reconsideration, we evaluate each legal entity that is not wholly-owned by us for consolidation, first under the variable interest entity (“VIE”), then under the voting model. Our evaluation considers all of our variable interests, including common or preferred equity ownership, loans, and other participating instruments. The variable interest model applies to entities that meet both of the following criteria:

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Investment in unconsolidated joint ventures. From time to time, we provide funding to third-party operators for the acquisition, development and construction (“ADC”) of a property. Under an ADC arrangement, we may participate in the residual profits of the project through the sale or refinancing of the property. These ADC arrangements can have characteristics similar to a loan or similar to a joint venture or partnership such as participating in the risks and rewards of the project as an owner or an investment partner. If the ADC arrangement characteristics are more similar to a jointly-owned investment or partnership, we account for the ADC arrangement as an investment in an unconsolidated joint venture under the equity method of accounting or a direct investment (consolidated basis of accounting) instead of applying loan accounting.

We evaluate our ADC arrangements first pursuant to ASC 805, Consolidation, to determine whether the ADC arrangement meets the definition of a VIE, as explained above, and whether we are the primary beneficiary. If the ADC arrangement is deemed to be a VIE but we are not the primary beneficiary, or if it is deemed to be a voting interest entity but we do not have a controlling financial interest, we account for our investment in the ADC arrangement using the equity method. Under the equity method, we initially record our investment at cost and subsequently recognize our share of net earnings or losses and other comprehensive income or loss, cash contributions made and distributions received, and other adjustments, as appropriate. Allocations of net income or loss may be subject to preferred returns or allocation formulas defined in operating agreements and may not be according to percentage ownership interests. In certain circumstances where we have a substantive profit-sharing arrangement which provides a priority return on our investment, a portion of our equity in earnings may consist of a change in our claim on the net assets of the underlying joint venture. Distributions of operating profit from the joint ventures are reported as part of operating cash flows, while distributions related to a capital transaction, such as a refinancing transaction or sale, are reported as investing activities.

We periodically perform evaluation of our investment in unconsolidated joint ventures to determine whether the fair value of each investment is less than the carrying value, and, if such decrease in value is deemed to be other-than-temporary, write the investment down to its estimated fair value as of the measurement date.

In March 2016, FASB issued ASU No. 2016-07 (“ASU 2016-07”), Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. ASU 2016-07 eliminates retroactive adjustment of an investment upon an investment qualifying for the equity method of accounting and requires the equity method investor to adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting.

Allowance for Doubtful Accounts.  We maintain an allowance for doubtful accounts. The allowance for doubtful accounts depends on the expected collectability of our receivables which is based on considerations including

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Debt Issuance Cost. In April 2015, FASB issued ASU No. 2015-03 (“ASU 2015-03”), Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of the debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting) (“ASU 2015-15”). ASU 2015-15 allows debt issuance costs related to line of credit agreements to be presented in the balance sheet as an asset. Upon adoption of ASU 2015-15, we elected to present debt issuance costs related to our unsecured revolving line of credit as an asset on our consolidated balance sheets.

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

Impairments.  Assets that are classified as held-for-use are periodically evaluated for impairment when events or changes in circumstances indicate that the asset may be impaired or the carrying amount of the asset may not be recoverable through future undiscounted cash flows. Management assesses the impairment of properties and impairment losses are calculated as the excess of the carrying amount over the estimated fair value of assets as of the measurement date. In determining fair value, we use current appraisals or other third-party opinions of value and other estimates of fair value such as estimated discounted future cash flows. Based on our assessment, during the years ended December 31, 2018, 2017 and 2016, we recognized impairment charges of $0, $1,880,000 and $766,000, respectively.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The FASB does not provide for the recognition of contingent revenue until all possible contingencies have been eliminated. We consider the operating history of the lessee and the general condition of the industry when evaluating whether all possible contingencies have been eliminated and have historically, and expect in the future, to not include contingent rents as income until received. During the years ended December 31, 2018, 2017 and 2016, we received $470,000, $457,000 and $517,000, respectively, of contingent rental income. We follow a policy related to rental income whereby we consider a lease to be non‑performing after 60 days of non‑payment of past due amounts and do not recognize unpaid rental income from that lease until the amounts have been received.

Rental revenues relating to non‑contingent leases that contain specified rental increases over the life of the lease are recognized on the straight‑line basis. Recognizing income on a straight‑line basis requires us to calculate the total

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Interest income on mortgage loans is recognized using the effective interest method. We follow a policy related to mortgage interest whereby we consider a loan to be non‑performing after 60 days of non‑payment of amounts due and do not recognize unpaid interest income from that loan until the past due amounts have been received. Effective interest method, as required by GAAP, is a technique for calculating the actual interest rate for the term of a mortgage loan based on the initial origination value. Similar to the accounting methodology of straight-line rent, the actual interest rate is higher than the stated interest rate in the early years of the mortgage loan thus creating an effective interest receivable asset included in the interest receivable line item in our consolidated balance sheet and reduces down to zero when, at some point during the mortgage loan, the stated interest rate is higher than the actual interest rate.

Payments made to or on behalf of our lessees represent incentives that are deferred and amortized as a yield adjustment over the term of the lease on a straight-line basis. Net loan fee income and commitment fee income are amortized over the life of the related loan.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers: Topic 606. ASU 2014-09 provides for a single comprehensive principles based standard for the recognition of revenue across all industries through the application of the following five-step process:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” In doing so, companies may need to use more judgment and make more estimates. While this ASU specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate. Additionally, the FASB has issued targeted updates to clarify specific implementation issues of ASU 2014-09. These updates include ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Identifying Performance Obligations and Licensing, and ASU 2016-12, Narrow-Scope Improvements and Practical Expedients. The new standard and its amendments are effective on January 1, 2018, and permit reporting entities to apply the standard using either a modified retrospective approach, by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or full retrospective approach. We have adopted this standard using the modified retrospective adoption method on January 1, 2018. Accordingly, we concluded that this standard did not have a material impact on our results of operations or financial condition, as a substantial portion of our revenues consists of rental income from leasing arrangements and interest income from loan arrangements, both of which are specifically excluded from ASU 2014-09.

Leases.  In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases (Topic 842). The objective of this ASU is to establish the principles that lessees and lessors shall apply to report useful information to

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. ASC 842 represents a significant overhaul of the accounting treatment for leases governing substantially all leases, real estate leases included, with the most significant change being that most leases, including most operating leases, will now be capitalized on the balance sheet.

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

ASU 2016-02 will govern the recognition of revenue for lease components. Revenue related to non-lease components under lease agreements will be subject to the revenue recognition standard, upon adoption of this ASU. Additionally, in July 2018, the FASB issued ASU No. 2018-11, Leases - Targeted Improvements (“ASU 2018-11”), which provides lessors with the option to elect a practical expedient allowing them to not separate lease and non-lease components and instead, to account for those components as a single lease component. This practical expedient is limited to circumstances in which: (i) the timing and pattern of transfer are the same for the non-lease component and the related lease component and (ii) the lease component, if accounted for separately, would be classified as an operating lease. This practical expedient causes an entity to assess whether a contract is predominantly lease-based or service-based and recognize the entire contract under the relevant accounting guidance (i.e., predominantly lease-based would be accounted for under ASU 2016-02 and predominantly service-based would be accounted for under the Revenue ASUs). This practical expedient option is available as a single election that must be consistently applied to all existing leases at the date of adoption. ASU 2018-11 also provides a practical expedient that allows companies to use an optional transition method. Under the optional transition method, a cumulative adjustment to retained earnings during the period of adoption is recorded and prior periods would not require restatement. Consequently, entities that elect both the practical expedient and the optional transitional method will apply the new lease ASU prospectively to leases commencing or modified after January 1, 2019 and will not be required to apply the disclosures under the new lease ASU to comparative periods.

ASC 842 has subsequently been amended by other issued ASUs to clarify and improve the standard as well as to provide certain practical expedients. In December 2018, the FASB issued ASU 2018-20 (“ ASU 2018-20”), Narrow-Scope Improvements for Lessors, which amends ASC 842 to require the lessors to exclude the lessor costs that are directly paid by the lessee to third parties on lessor’s behalf from variable payments. However, the lessor costs that are paid by the lessor and reimbursed by the lessee are required to be included in variable payments. Accordingly, we will begin reporting revenues and expenses within our leased properties, which are subject to non-cancelable triple-net leases, for certain real estate taxes that are reimbursed by our lessees in accordance with their respective leases with us. Furthermore, ASC 842 allows for several practical expedients which permit the following: no reassessment of lease classification or initial direct costs and use of the standard’s effective date as the date of initial application.

ASU 2016-02 and its amendments, which now have formally entered into the FASB codification as ASC 842, are now effective on January 1, 2019. We expect to elect these practical expedients and adopt ASC 842 on January 1, 2019 using the effective date as our date of initial application. Therefore, financial information and disclosures under ASC 842 will not be provided for periods prior to January 1, 2019.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For Federal tax purposes, depreciation is generally calculated using the straight‑line method over a period of 27.5 years. Earnings and profits, which determine the taxability of distributions to stockholders, use the straight‑line method over 40 years. Both Federal taxable income and earnings and profits differ from net income for financial statement purposes principally due to the treatment of certain interest income, rental income, other expense items, impairment charges and the depreciable lives and basis of assets. At December 31, 2018, the tax basis of our net depreciable assets exceeds our book basis by approximately $25,639,000 (unaudited), primarily due to an investment recorded as an acquisition for tax and a mortgage loan for GAAP, and to differences previously mentioned above.

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

Concentrations of Credit Risk.    In 2016, the FASB issued ASU No. 2016-13 (“ASU 2016-13”), Measurement of Credit Losses on Financial Instruments (Topic 326). This standard requires a new forward looking “expected loss” model to be used for receivables, held-to-maturity debt, loans, and other instruments. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, and early adoption is permitted for fiscal years beginning after December 15, 2018. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

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

Properties held-for-sale.  Properties classified as held‑for‑sale on the consolidated balance sheet include only those properties available for immediate sale in their present condition and for which management believes that it is probable that a sale of the property will be completed within one year. Properties held‑for‑sale are carried at the lower of cost or fair value less estimated selling costs. No depreciation expense is recognized on properties held‑for‑sale once they have been classified as such. Under ASU No. 2014-08 (“ASU 2014-08”), Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. We have not reclassified results of operations for properties disposed as discontinued operations as these disposals do not represent strategic shifts in our operations.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

3. Major Operators

We have four operators from each of which we derive approximately 10% or more of our combined rental revenue and interest income from mortgage loans. The following table sets forth information regarding our major operators as of December 31, 2018:

	Number of		Number of		Percentage of
			SNF	ALF	Total	Total
Operator	SNF	ALF	Beds	Units	Revenue (1)	Assets
Prestige Healthcare	24	—	3,010	93	18.0%	16.7%
Senior Lifestyle Corporation	—	23	—	1,457	11.8%	10.5%
Brookdale Senior Living	—	37	—	1,702	9.9%	4.6%
Senior Care Centers	11	—	1,444	—	8.8%	7.1%
Total	35	60	4,454	3,252	48.5%	38.9%

(1)	Includes rental income from owned properties and interest income from mortgage loans as of December 31, 2018.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On December 4, 2018, Senior Care Centers, LLC. and affiliates and subsidiaries (“Senior Care”) filed for Chapter 11 bankruptcy as a result of lease terminations from certain landlords and on-going operational challenges. Pursuant to the U.S. Bankruptcy Code, Senior Care has an initial period of 120 days from the petition date to assume or reject the lease. As security under the lease, we hold a letter of credit in the amount of approximately $2,000,000, maintenance and repair escrows of approximately $2,200,000 and property tax escrows of approximately $1,800,000. Senior Care did not pay us December 2018 rent, but has paid us January and February 2019 rent.

4. Supplemental Cash Flow Information

	For the year ended December 31,
	2018	2017	2016
	(in thousands)
Non-cash investing and financing transactions:
Contingent liabilities related to real estate investments ( Note 5)	$—	$—	$1,847
Reclassification of pre-development loans ( Note 7)	—	—	237
Restricted stock issued, net of cancellations (Note 10)	1	1	1

5. Real Estate Investments

Owned Properties. As of December 31, 2018, we owned 175 health care real estate properties located in 28 states and consisting of 103 ALFs, 71 SNFs and 1 behavioral health care hospital. These properties are operated by 28 operators.

Assisted living communities, independent living communities, memory care communities and combinations thereof are included in the assisted living property classification (collectively “ALF”). Any reference to the number of properties, number of units, number of beds, and yield on investments in real estate are unaudited and outside the scope of our independent registered public accounting firm’s review of our consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board.

Depreciation expense on buildings and improvements, including properties classified as held‑for‑sale, was $37,416,000, $37,492,000, and $35,809,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

Future minimum base rents receivable under the remaining non‑cancelable terms of operating leases excluding the effects of straight‑line rent, amortization of lease inducement and renewal options are as follows (in thousands):

Annual Cash
Rent (1)
2019	$133,666
2020	140,353
2021	131,284
2022	121,235
2023	124,897
Thereafter	760,163

(1)	Represents contractual annual cash rent, except for two master leases which are based on agreed upon cash rents. See below for more information.

During 2017, we issued a notice of default to Anthem Memory Care (“Anthem”) resulting from Anthem’s partial payment of minimum rent. Anthem operates 11 operational memory care communities under a master lease. We

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

are currently not pursuing enforcement of the guarantees and our rights and remedies pertaining to known events of default under the master lease, with the stipulation that Anthem achieve sufficient performance and pay an agreed upon cash rent for these 11 properties. During 2018, Anthem paid the agreed upon minimum cash rent of $5,200,000. We receive regular financial performance updates from Anthem and continue to monitor Anthem’s performance obligations under the master lease agreement.

On December 4, 2018, Senior Care Centers, LLC. and affiliates and subsidiaries (“Senior Care”) filed for Chapter 11 bankruptcy as a result of lease terminations from certain landlords and on-going operational challenges. Pursuant to the U.S. Bankruptcy Code, Senior Care has an initial period of 120 days from the petition date to assume or reject the lease. As security under the lease, we hold a letter of credit in the amount of approximately $2,000,000, maintenance and repair escrows of approximately $2,200,000 and property tax escrows of approximately $1,800,000. Senior Care did not pay us December 2018 rent, but has paid us January and February 2019 rent.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Acquisitions. The following table summarizes our acquisitions for the years ended December 31, 2018 through 2016 (dollar amounts in thousands):

				Total	Number	Number
		Purchase	Transaction	Acquisition	of	of
Year	Type of Property	Price	Costs (1)	Costs	Properties	Beds/Units
2018 (2)	Assisted Living (3) (4)	$39,600	$65	$39,665	3	177
	Land (4)	695	48	743	—	—
Total		$40,295	$113	$40,408	3	177

2017	Assisted Living (5)	$81,018	$569	$81,587	5	400
	Land (6)	800	18	818	—	—
Total		$81,818	$587	$82,405	5	400

2016	Skilled Nursing (7)	$16,000	$45	$16,045	1	126
	Assisted Living (8)	53,550	423	53,973	4	250
	Land (9)	6,891	108	6,999	—	—
Total		$76,441	$576	$77,017	5	376

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

(2)

Subsequent to December 31, 2018, we entered into a joint venture (“JV”) to purchase an existing operational 74-unit ALF/MC community. The non-controlling partner contributed $919 of equity and we contributed $15,950 in cash. Our economic interest in the real estate JV will be approximately 95%.

(3)	We acquired two MC in Texas.

(4)

We entered into a JV to develop, purchase and own seniors housing properties. During 2018, the JV purchased land for the development of a 78-unit ALF/MC in Oregon for a total anticipated project cost of $18,108. The non-controlling partner contributed $1,081 of cash and we committed to fund the remaining $17,027 project cost. Additionally, during 2018, in a sale-leaseback transaction, the JV purchased an existing operational 89-unit ILF adjacent to the 78-unit ALF/MC we are developing for $14,400. The non-controlling partner contributed $2,857 of equity and we contributed $11,543 in cash. Upon completion of the development project, our combined economic interest in the JV will be approximately 88%. We account for the JV on a consolidated basis. See Note 10. Equity for further discussion related to our partnerships and non-controlling interests.

(5)

We acquired an ALF and a MC in California, a MC in Ohio and an ALF/MC in Missouri. Furthermore, we entered into a JV and acquired an ALF/MC community. See Note 10. Equity for further discussion related to our partnerships and non-controlling interest.

(6)

We entered into a JV for the acquisition of land and development of an ALF/MC/ILF community in Wisconsin. See Note 10. Equity for further discussion related to our partnerships and non-controlling interest.

(7)	We acquired a newly constructed SNF in Texas.

(8)	We acquired a newly constructed MC in Kentucky, a newly constructed ALF/MC in Georgia and two MCs in Kansas.

(9)

We acquired a parcel of land and improvement and entered into a development commitment for the development of a SNF. Also, we purchased a parcel of land in Illinois and entered into a development commitment to construct a MC.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Developments and Improvements. The following table summarizes our investment in development and improvement projects for the years 2018, 2017 and 2016 (in thousands):

	2018		2017		2016
Type of Property	Developments	Improvements	Developments	Improvements	Developments	Improvements
Assisted Living Communities	$27,505	$2,292	$17,667	$1,152	$41,859	$3,034
Skilled Nursing Centers	7,774	500	5,234	1,356	483	3,758
Other	—	457	—	391	—	—
Total	$35,279	$3,249	$22,901	$2,899	$42,342	$6,792

Completed Projects. The following table summarizes our completed projects during the years ended December 31, 2018, 2017 and 2016 (dollar amounts in thousands):

		Number	Type	Number
		of	of	of		Total
Year	Type of Project	Properties	Property	Beds/Units	State	Investment
2018	Development	1	MC	66	Illinois	$14,998
Total		1		66		$14,998

2017	Development	1	MC	66	Illinois	$13,498
Total		1		66		$13,498

2016	Development	1	MC	66	Illinois	$12,248
	Development	1	MC	56	Texas	11,776
	Development	1	MC	66	Illinois	11,962
	Development	1	MC	66	California	12,400
	Development	1	ALF/MC	89	South Carolina	15,080
	Development	1	ILF	108	Kansas	13,423
	Improvement	1	SNF	160	Arizona	4,672
Total		7		611		$81,561

Properties held-for-sale.  The following table summarizes our properties held-for-sale at December 31, 2018 (dollar amounts in thousands):

	Type	Number			Number
	of	of	Gross	Accumulated	of
State	Property	Properties	Investment	Depreciation	Beds/units
Texas	ILF	1	5,746	1,916	140
Totals		1	$5,746	$1,916	140

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property Sales. The following table summarizes property sales during the years ended December 31, 2018 through 2016 (dollar amounts in thousands):

		Type		Number	Number			Net
		of		of	of	Sales	Carrying	Gain
Year	State	Properties		Properties	Beds	Price	Value	(Loss)
2018	Alabama, Florida and Georgia	SNF		4	454	$27,975	$5,695	$21,987
	Kansas	ALF	(1)	—	—	350	346	—
	Ohio and Pennsylvania	ALF		6	320	67,500	16,352	48,695
Total 2018				10	774	$95,825	$22,393	$70,682

2017	Indiana, Iowa and Oregon	ALF		5	211	$15,650	$10,107	$4,985
	Texas	SNF	(2)	1	85	—	1,170	(1,171)
Total 2017				6	296	$15,650	$11,277	$3,814

2016	Florida	ALF		2	174	$6,850	$4,869	$1,973
	Texas	SNF		2	235	6,750	4,923	1,802
	New Jersey	OTH		1	—	3,850	3,997	(193)
Total 2016				5	409	$17,450	$13,789	$3,582

(1)	We sold land adjacent to an existing ALF community in Kansas.

(2)	We donated a SNF with a carrying value of $1,170 to a nonprofit health care provider.

Mortgage Loans.  At December 31, 2018, the mortgage loans had interest rates ranging from 9.2% to 9.7% and maturities ranging from 2020 to 2045. In addition, some loans contain certain guarantees, provide for certain facility fees and the majority of the mortgage loans have a 30‑year term. The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 2.25%. Please see Item 1. Business. Portfolio for a table that summarizes our loaned properties as of December 31, 2018.

The following table summarizes our mortgage loan activity for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018		2017	2016
Originations and funding under mortgage loans receivable	$21,364	(1)	$11,913	$20,685
Pay-offs received	(1,086)		(16,665)	(6,036)
Scheduled principal payments received	(1,050)		(1,198)	(2,242)
Mortgage loan (premiums)	(4)		(4)	(10)
(Provision for)/ recovery of loan loss reserve	(192)		60	(125)
Net increase (decrease) in mortgage loans receivable	$19,032		$(5,894)	$12,272

(1)

During 2018, we funded an additional $7,400 under an existing mortgage loan for the purchase of a 112-bed SNF in Michigan. The incremental funding bears interest at 8.7%, fixed for five years, and escalating by 2.25% thereafter. Also, we funded additional loan proceeds of $7,125 under an existing mortgage loan for the purchase of a 126-bed SNF in Michigan. This incremental funding bears interest at 9.41%, fixed for five years, and escalating by 2.25% thereafter.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2018 and 2017 the carrying values of the mortgage loans were $242,939,000 and $223,907,000, respectively. Scheduled principal payments on mortgage loan receivables are as follows (in thousands):

Scheduled
Principal
2019	$1,065
2020	8,815
2021	1,175
2022	1,175
2023	1,175
Thereafter	231,981
Total	$245,386

The following table summarizes our early mortgage loan payoffs during the years 2018, 2017 and 2016 (dollar amounts in thousands):

	Early	Number
	Principal	of
	Payoff	Loans	State
2018	$1,086	1	UT
2017	$10,795	4	AZ/MO/TX
2016	$6,036	9	MO/TX/WA

6. Investment in Unconsolidated Joint Ventures

Our investment in unconsolidated joint ventures consists of a preferred equity investment and two mezzanine loans which are accounted for as unconsolidated joint ventures in accordance with GAAP. The following table summarizes our investment in unconsolidated joint ventures (dollar amounts in thousands):

	Type	Type		Total	Currently	Number
	of	of		Preferred	Paid in	of	Investment		Carrying
State	Properties	Investment		Return	Cash	Beds/ Units	Commitment		Value
Arizona	ALF/MC/ILF	Preferred Equity	(1)	15%	7%	585	$25,650		$24,032
Florida	ALF/IL/MC	Mezzanine	(2)	15%	12%	99	2,900	(3)	3,183	(3)
Florida	UDP-ALF/MC	Mezzanine	(2)	15%	10%	127	3,400		3,400
Total						811	$31,950		$30,615

(1)

We have concluded that the JV is a VIE in accordance with GAAP. However, because we do not control the entity, nor do we have any role in the day-to-day management, we are not the primary beneficiary of the JV. Therefore, we account for the JV investment using the equity method.

(2)

We evaluated these ADC arrangements and determined that the characteristics are similar to jointly-owned investments or partnerships, and accordingly, these investments are accounted for as unconsolidated joint ventures under the equity method of accounting instead of loan accounting.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes our capital contributions, income recognized, and cash interest received related to our investments in unconsolidated joint ventures during the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Type
	of	Capital	Income		Cash Interest
Year	Properties	Contribution	Recognized		Received
2018	ALF/MC/ILF	$670	$2,041		$1,975
	ALF/IL/MC	—	511		396
	UDP-ALF/MC	—	312	(1)	—	(1)
Total 2018		$670	$2,864		$2,371

2017	ALF/MC/ILF	1,101	1,560		1,436
	ALF/IL/MC	—	511		302
	UDP-ALF/MC	2,747	192	(1)	—	(1)
Total 2017		$3,848	$2,263		$1,738

2016	ALF/MC/ILF	$1,770	$1,138		$1,695
	ALF/IL/MC	—	—		—
	UDP-ALF/MC	—	—		—
Total 2016		$1,770	$1,138		$1,695

(1)	We withheld $653 at the time of loan origination which is being applied to interest. As of December 31, 2018, we still hold $177 which will be applied to future interest.

7. Notes Receivable

Notes receivable consists of mezzanine loans and other loan arrangements. The following table is a summary of our notes receivable components at December 31, 2018 and 2017 (in thousands):

	At December 31,
	2018	2017
Mezzanine loans	$9,868	$13,700
Other loans	2,975	2,868
Notes receivable reserve	(128)	(166)
Total	$12,715	$16,402

The following table summarizes our notes receivable activity for the years ended December 31, 2018 through 2016 (in thousands):

	Year ended December 31,
	2018	2017	2016
Advances under notes receivable	$124	$—	$14,969
Principal payments received under notes receivable	(3,848)	(25)	(100)
Reclassified to real estate under development (1)	—	—	(237)
Notes receivable reserve	37	—	(166)
Net (decrease) increase in notes receivable	$(3,687)	$(25)	$14,466

(1)	Represents pre-development loans which matured due to land acquisitions and commencement of development projects.

During the fourth quarter of 2018, we entered into a $6,828,000 mezzanine loan commitment for the development of a 204-unit ILF/ALF/MC in Georgia which will be funded during the first quarter of 2019. The

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

mezzanine loan has a five-year term and bears interest at 12%, with 8% current-pay during the first 46 months of the loan, and the balance accruing to the note and 12% current-pay thereafter.

8. Lease Incentives

The following table summarizes lease incentives by component as of December 31, 2018 and 2017 (in thousands):

	At December 31,
	2018	2017
Non-contingent lease incentives	$14,443	$14,904
Contingent lease incentives	—	6,577
Total	$14,443	$21,481

The following table summarizes our lease incentive activity for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018				2017				2016
	Funding	Amortization	Write-off		Funding	Amortization	Write-off		Funding	Amortization	Write-off
Non-contingent lease incentives	$1,272	$(1,733)	$—		$6,544	$(1,590)	$(1,205)	(2)	$4,559	$(1,207)	$—
Contingent lease incentives	—	(359)	(6,219)	(1)	—	(619)	(2,634)	(3)	268	(748)	(514)	(4)
Net increase (decrease) in lease incentives	$1,272	$(2,092)	$(6,219)		$6,544	$(2,209)	$(3,839)		$4,827	$(1,955)	$(514)

(1)

We entered into an amended master lease agreement with Senior Lifestyle Management, LLC (“Senior Lifestyle”). Among the provisions of the amendment, the contingent lease incentive payable to Senior Lifestyle was removed. Therefore, we wrote-off the Senior Lifestyle contingent lease incentive.

(2)	Represents the write-off of lease incentives related to two MC communities due to negotiations to transition these properties to another operator in our portfolio that never materialized.

(3)

Represents the write-off of lease incentive related to an ALF due to a change to the business model at the property that resulted in lower net operating income and the improbability of paying the earn-out.

(4)	Represents the write-off of lease incentive related to two MC due to transitioning these properties to another operator in our portfolio.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Debt Obligations

Bank Borrowings.  During 2018, we amended and restated our unsecured credit agreement to replace the previous unsecured credit agreement, prior to its expiration on October 14, 2018. The amended credit agreement maintains the $600,000,000 aggregate commitment of the lenders under the prior agreement and provides for the opportunity to increase the commitment size of the credit agreement up to a total of $1,000,000,000. The amended credit agreement extends the maturity of the credit agreement to June 27, 2022 and provides for a one-year extension option at our discretion, subject to customary conditions. Additionally, the amended credit agreement decreases the interest rate margins and converts from the payment of unused commitment fees to a facility fee. Based on our leverage at December 31, 2018, the facility provides for interest annually at LIBOR plus 115 basis points and a facility fee of 20 basis points. At December 31, 2018 and 2017 we were in compliance with all covenants.

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

The following table sets forth information regarding debt obligations by component as of December 31, 2018 and 2017 (dollar amounts in thousands):

	Applicable		Available		Available
	Interest	Outstanding	for	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing	Balance	Borrowing
Bank borrowings (2)	3.69%	$112,000	$488,000	$96,500	$503,500
Senior unsecured notes, net of debt issue costs (3)	4.50%	533,029	93,833	571,002	63,667
Total	4.36%	$645,029	$581,833	$667,502	$567,167

(1)	Represents weighted average of interest rate as of December 31, 2018.

(2)	Subsequent to December 31, 2018, we borrowed $26,400, net, under our unsecured revolving line of credit, accordingly we have $138,400 outstanding balance and $461,600 available for borrowing.

(3)	Subsequent to December 31, 2018, we paid $4,167 in regular scheduled principal payments, accordingly we have $528,862 outstanding and $98,000 available under our senior unsecured notes.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our borrowings and repayments for the years ended December 31, 2018, 2017 and 2016 are as follows (in thousands):

	2018		2017			2016
Debt Obligations	Borrowings	Repayments	Borrowings		Repayments	Borrowings		Repayments
Bank borrowings	$116,200	$(100,700)	$113,000		$(123,600)	$123,600		$(137,000)
Senior unsecured notes	—	(38,166)	100,000	(1)	(31,167)	77,500	(2)	(26,667)
Total	$116,200	$(138,866)	$213,000		$(154,767)	$201,100		$(163,667)

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

Scheduled Principal Payments.  The following table represents our long-term contractual obligations (scheduled principal payments and amounts due at maturity) as of December 31, 2018, and excludes the effects of interest and debt issue costs (in thousands):

	Total		2019	2020	2021	2022	2023	Thereafter
Bank borrowings	$112,000	(1)	$—	$—	$—	$112,000	$—	$—
Senior unsecured notes	533,967	(2)	33,667	40,160	47,160	48,160	49,160	315,660
Total	$645,967		$33,667	$40,160	$47,160	$160,160	$49,160	$315,660

(1)

Subsequent to December 31, 2018, we borrowed $26,400, net under our unsecured revolving line of credit. Accordingly, we have $138,400 outstanding and $461,600 available under our unsecured revolving line of credit.

(2)	Subsequent to December 31, 2018, we paid $4,167 in regular scheduled principal payments, accordingly we have $528,862 outstanding and $98,000 available under our senior unsecured notes.

.

10. Equity

Common Stock.  We have an equity distribution agreement to issue and sell, from time to time, up to $200,000,000 in aggregate offering price of our company common shares. Sales of common shares will be made by means of ordinary brokers’ transactions, which may include block trades or transactions that are deemed to be “at the market” offerings.

During the year ended December 31, 2018, we sold 22,244 shares of common stock for $1,005,000 in net proceeds under our equity distribution agreement. In conjunction with the sale of common stock, we paid $18,000 as compensation to our sales agents and we reclassified $76,000 of accumulated costs associated with this agreement to additional paid in capital. Accordingly, at December 31, 2018, we had $184,139,000 available under our equity distribution agreement.

During the year ended December 31, 2017, we sold 312,881 shares of common stock for $14,600,000 in net proceeds under our equity distribution agreement. In conjunction with the sale of common stock, we paid $260,000 as compensation to our sales agents and we reclassified $49,000 of accumulated costs associated with this agreement to additional paid in capital.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the years 2018, 2017 and 2016, we acquired 31,326 shares, 42,089 shares and 49,405 shares, respectively, of common stock held by employees who tendered owned shares to satisfy tax withholding obligations. Subsequent to December 31, 2018, we acquired 20,345 shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

Non-controlling Interests. During 2018 and 2017, we entered into partnerships to develop and/or own real estate. Given that our limited members do not have the substantive kick-out rights, liquidation rights, or participation rights, we have concluded that the partnerships are VIEs. Since we exercise power over and receive benefits from the VIEs, we are considered the primary beneficiary. Accordingly, we consolidate the VIEs and record the non-controlling interests at cost. As of December 31, 2018, we have the following consolidated VIEs (in thousands):

				Gross
Investment		Property		Consolidated		Non-Controlling
Year (1)	Purpose	Type	State	Assets		Interests
2018	Owned real estate	ILF	OR	$14,400	(2)	$2,857	(2)
2018	Owned real estate and development	UDP	OR	4,606	(2)	1,081	(2)
2017	Owned real estate and development	UDP	WI	16,665	(3)	2,272	(3)
2017	Owned real estate	ALF	SC	11,195		1,271
Total				$46,866		$7,481

(1)

Subsequent to December 31, 2018, we entered into a JV to purchase an existing operational 74-unit ALF/MC community. The non-controlling partner contributed $919 of equity and we contributed $15,950 in cash. Our economic interest in the real estate JV will be approximately 95%. We account for the JV on a consolidated basis.

(2)

We entered into a JV to develop, purchase and own seniors housing properties. During 2018, the JV purchased land for the development of a 78-unit ALF/MC for a total anticipated project cost of $18,108. The non-controlling partner contributed $1,081 of cash and we committed to fund the remaining $17,027 project cost. Additionally, during 2018, in a sale-leaseback transaction, the JV purchased an existing operational 89-unit ILF adjacent to the 78-unit ALF/MC we are developing for $14,400. The non-controlling partner contributed $2,857 of equity and we contributed $11,543 in cash. Upon completion of the development project, our combined economic interest in the JV will be approximately 88%. We account for the JV on a consolidated basis.

(3)	We entered into a JV to own the real estate and develop a 110-unit ILF/ALF/MC community in Wisconsin. The commitment totals approximately $22,471.

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

Distributions.  We declared and paid the following cash dividends (in thousands):

	Year Ended December 31,
	2018				2017				2016
	Declared		Paid		Declared		Paid		Declared		Paid
Common Stock	$90,372	(1)	$90,372	(1)	$90,219	(1)	$90,219	(1)	84,568	(2)	84,568	(2)

(1)	Represents $0.19 per share per month for the years ended December 31, 2018, and 2017.

(2)	Represents $0.18 per share per month for January through September 2016 and $0.19 per share per month for October through December 2016.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In January 2019, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of January, February and March 2019 payable on January 31, February 28 and March 29, 2019, respectively, to stockholders of record on January 23, February 20 and March 21, 2019, respectively.

Stock Based Compensation Plans.  During 2015, we adopted, and our stockholders approved the 2015 Equity Participation Plan (the “2015 Plan”).  Under the 2015 Plan, 1,400,000 shares of common stock have been reserved for awards, including nonqualified stock option grants and restricted stock grants to officers, employees, non-employee directors and consultants. As of December 31, 2018, we have 825,457 shares of common stock reserved for awards under the 2015 Plan. The terms of the awards granted under the 2015 Plan are set by our compensation committee at its discretion.

Restricted Stock and Performance-Based Stock Units.  Restricted stock and performance-based stock units activity for the years ended December 31, 2018, 2017 and 2016 was as follows:

	2018	2017	2016
Outstanding, January 1	244,181	210,573	187,347
Granted	156,718	143,057	127,087
Vested	(75,149)	(85,343)	(103,861)
Cancelled	—	(24,106)	—
Outstanding, December 31	325,750	244,181	210,573

Compensation expense related to restricted stock and performance based stock units for the year	$5,870,000	$5,247,000	$4,265,000

During 2018, 2017 and 2016, we granted 156,718, 143,057 and 127,087 shares of restricted common stock and performance-based stock units, respectively, under the 2015 plan as follows:

	No. of	Price per
Year	Shares/Units	Share	Vesting Period
2018	81,819	$38.18	ratably over 3 years
	66,171	$38.18	TSR targets (1)
	8,728	$41.25	ratably over 1 year
	156,718

2017	74,760	$45.76	ratably over 3 years
	57,881	$45.76	TSR targets (1)
	7,416	$48.55	ratably over 1 year
	3,000	$50.50	ratably over 3 years
	143,057

2016	65,300	$43.24	ratably over 3 years
	54,107	$46.87	TSR targets (2)
	7,680	$46.87	ratably over 1 year
	127,087

(1)	Vesting is based on achieving certain total shareholder return (“TSR”) targets in 4 years with acceleration opportunity in 3 years.

(2)	Vesting is based on achieving certain total TSR targets in 3.7 years with acceleration opportunity in 2.7 years.

Subsequent to December 31, 2018, we granted 139,112 shares of restricted common stock and performance-based stock units at $46.54 per share. Out of these shares, 78,276 vest ratably from the grant date over a three-year period and 60,836 vest based on achieving certain TSR targets in 4 years with acceleration opportunity in 3 years.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2018, the total number of restricted common stock and performance-based stock units that are scheduled to vest and remaining compensation expense to be recognized related to the future service period of unvested outstanding restricted common stock and performance-based stock units are as follows:

	Number		Remaining
	of		Compensation
Vesting Date	Awards		Expense
2019	128,214	(1)	4,250,000
2020	104,085	(2)	2,210,000
2021	93,451	(3)	238,000
Total	325,750		$6,698,000

(1)

Includes 49,728 performance-based stock units. The performance-based stock units are valued utilizing a lattice-binomial option pricing model based on Monte Carlo simulations. The company recognizes the fair value of the awards over the applicable vesting period as compensation expense.

(2)	Includes 53,554 performance-based stock units. See (1) above for valuation methodology.

(3)	Includes 66,171 performance-based stock units. See (1) above for valuation methodology.

Stock Options.  During 2018, 2017 and 2016, we did not issue any stock options. Nonqualified stock option activity for the years ended December 31, 2018, 2017 and 2016, was as follows:

				Weighted Average
	Shares			Price
	2018	2017	2016	2018	2017	2016
Outstanding, January 1	25,000	33,334	40,001	$32.92	$30.76	$29.60
Granted	—	—	—	n.a	n.a	n.a
Exercised	(5,000)	(8,334)	(6,667)	$24.65	$24.31	$23.79
Canceled	—	—	—	n.a	n.a	n.a
Outstanding, December 31	20,000	25,000	33,334	$34.99	$32.92	$30.76

Exercisable, December 31(1)	20,000	25,000	28,334	$34.99	$32.92	$45.45

(1)

The aggregate intrinsic value of exercisable options at December 31, 2018, based upon the closing price of our common shares at December 31, 2018, the last trading day of 2018, was approximately $134,000. Options exercisable at December 31, 2018, 2017 and 2016 have a weighted average remaining contractual life of approximately 3.3 years, 3.5 years, and 2.9 years, respectively.

The options exercised during 2018, 2017 and 2016 were as follows:

		Weighted
		Average
	Options	Exercise	Option	Market
	Exercised	Price	Value	Value (1)
2018	5,000	$24.65	$123,000	$205,000
2017	8,334	$24.31	$202,000	$410,797
2016	6,667	$23.79	$159,000	$311,000

(1)	As of the exercise dates.

We use the Black‑Scholes‑Merton formula to estimate the value of stock options granted to employees. This model requires management to make certain estimates including stock volatility, expected dividend yield and the expected term. Compensation expense related to the vesting of stock options for the years ended December 31, 2018, 2017 and 2016 was $0, $2,000 and $15,000, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies

At December 31, 2018, we had commitments as follows (in thousands):

				Total
	Investment		2018	Commitment	Remaining
	Commitment		Funding	Funded	Commitment
Real estate properties (Note 5. Real Estate Investments)	$77,882	(1)	$28,343	$45,787	$32,095
Accrued incentives and earn-out liabilities	9,000	(2)	—	—	9,000
Mortgage loans (Note 5. Real Estate Investments)	64,200	(3)	4,330	18,591	45,609
Joint venture investments (Note 6. Investments in Unconsolidated Joint Ventures)	25,650		670	23,684	1,966
Notes receivable (Note 7. Notes Receivable)	7,828	(4)	124	124	7,704
Total	$184,560		$33,467	$88,186	$96,374

(1)

Represents commitments to purchase land and improvements, if applicable, and to develop, re-develop, renovate or expand seniors housing and health care properties. Additionally, we have certain master leases that provide for additional capital expenditure allowance upon pre-approval of projects.

(2)

During the twelve months ended December 31, 2018, we recorded non-cash interest expense of $377 related to these contingent liabilities. During the fourth quarter of 2018, we entered into an amended master lease agreement with Senior Lifestyle. Among the provisions of the amendment, the contingent lease incentive payable to Senior Lifestyle was removed. Therefore, we wrote-off the Senior Lifestyle contingent lease incentive of $6,219 and the related earn-out liability of $9,292 which resulted in income of approximately $3,000.

(3)

$35,700 represents commitments to expand and renovate the seniors housing and health care properties securing the mortgage loans and $28,500 represents contingent funding upon the borrower achieving certain coverage ratios.

(4)

During the fourth quarter of 2018, we entered into a $6,800 mezzanine loan commitment for the development of a 204-unit ILF/ALF/MC in Georgia which will be funded during the first quarter of 2019. The mezzanine loan has a five-year term and bears interest at 12%, with 8% current-pay during the first 46 months of the loan, and the balance accruing to the note and 12% current-pay thereafter.

Also, some of our lease agreements provide purchase options allowing the lessees to purchase the properties they currently lease from us. The following table summarizes information about purchase options included in our lease agreements:

	Type	Number
	of	of	Gross	Carrying	Option
State	Property	Properties	Investments	Value	Window
Kansas	MC	2	$25,692	$23,906	2019-2021
Texas	MC	2	25,265	24,955	2025-2027
Total			$50,957	$48,861

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

For federal tax purposes, distributions to stockholders are treated as ordinary income, capital gains, return of capital or a combination thereof. Distributions for 2018, 2017 and 2016 were cash distributions. The federal income tax classification of the per share common stock distributions are as follows (unaudited):

	Year Ended December 31,
	2018	2017	2016
Ordinary taxable distribution	$0.349	$1.607	$1.485
Return of capital	—	0.444	0.556
Unrecaptured Section 1250 gain	0.636	0.163	0.149
Long-term capital gain	1.295	0.066	—
Total	$2.280	$2.280	$2.190

13. Net Income Per Common Share

Basic and diluted net income per share was as follows (in thousands except per share amounts):

	For the year ended December 31,
	2018	2017	2016
Net income	$155,076	$87,340	$85,115
Less income allocated to non-controlling interests	(95)	—	—
Less income allocated to participating securities:
Non-forfeitable dividends on participating securities	(357)	(350)	(373)
Income allocated to participating securities	(268)	(12)	(12)
Total net income allocated to participating securities	(625)	(362)	(385)
Net income available to common stockholders	154,356	86,978	84,730
Effect of dilutive securities:
Participating securities	625	362	385
Net income for diluted net income per share	$154,981	$87,340	$85,115

Shares for basic net income per share	39,477	39,409	38,388
Effect of dilutive securities:
Stock options	3	10	13
Performance-based stock units	203	67	27
Participating securities	156	151	169
Total effect of dilutive securities	362	228	209
Shares for diluted net income per share	39,839	39,637	38,597

Basic net income per share	$3.91	$2.21	$2.21
Diluted net income per share	$3.89	$2.20	$2.21

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Quarterly Financial Information

	For the quarter ended
	March 31,	June 30,	September 30,	December 31,
	(unaudited, in thousands except per share amounts)
2018
Revenues	$41,810	$41,472	$41,776	$43,587
Net income available to common stockholders	$20,271	$68,658	$34,782	$30,645
Net income per common share available to common stockholders:
Basic	$0.51	$1.74	$0.88	$0.78
Diluted	$0.51	$1.73	$0.88	$0.77
Dividends per share declared	$0.57	$0.57	$0.57	$0.57
Dividends per share paid	$0.57	$0.57	$0.57	$0.57
2017
Revenues	$42,622	$42,468	$41,246	$41,729
Net income available to common stockholders	$21,416	$25,273	$20,536	$19,753
Net income per common share available to common stockholders:
Basic	$0.54	$0.64	$0.52	$0.50
Diluted	$0.54	$0.64	$0.52	$0.50
Dividends per share declared	$0.57	$0.57	$0.57	$0.57
Dividends per share paid	$0.57	$0.57	$0.57	$0.57

NOTE:	Quarterly and year‑to‑date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year.

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

The carrying amount of cash and cash equivalents approximates fair value because of the short‑term maturity of these instruments. We do not invest our cash in auction rate securities. The carrying value and fair value of our financial instruments as of December 31, 2018 and 2017 assuming election of fair value for our financial assets and financial liabilities were as follows (in thousands):

	At December 31, 2018			At December 31, 2017
	Carrying	Fair		Carrying	Fair
	Value	Value		Value	Value
Mortgage loans receivable	$242,939	$295,492	(1)	$223,907	$278,224	(1)
Bank borrowings	112,000	112,000	(2)	96,500	96,500	(2)
Senior unsecured notes, net of debt issue costs	533,029	508,613	(3)	571,002	577,126	(3)
Accrued incentives and earn-outs	—	—	(4)	8,916	8,916	(4)

(1)

Our investment in mortgage loans receivable is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash inflows of the mortgage loans receivable at December 31, 2018 and 2017 was 9.0% and 8.7%, respectively.

(2)

Our bank borrowings bear interest at a variable interest rate. The estimated fair value of our bank borrowings approximated their carrying values at December 31, 2018 and 2017 based upon prevailing market interest rates for similar debt arrangements.

(3)

Our obligation under our senior unsecured notes is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is measured based upon management’s estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities. At December 31, 2018, the discount rate used to value our future cash outflow of our senior unsecured notes was 5.15% for those maturing before year 2026 and 5.40% for those maturing at or beyond year 2026. At December 31, 2017, the discount rate used to value our future cash outflow of our senior unsecured notes was 4.10% for those maturing before year 2026 and 4.30% for those maturing beyond year 2026.

(4)

Our contingent obligations under the accrued incentives and earn‑out liabilities are classified as Level 3. We estimated the fair value of the contingent earn‑out payments using a discounted cash flow analysis. The discount rate that we use consists of a risk‑free U.S. Treasury rate plus a company specific credit spread which we believe is acceptable by willing market participants. At December 31, 2017 the discount rate used to value our future cash outflow of the earn-out liability was 6.2%. Furthermore, during the fourth quarter of 2018, we entered into an amended master lease agreement with Senior Lifestyle. Among the provisions of the amendment, the contingent lease incentive payable to Senior Lifestyle was removed. Therefore, we wrote-off the Senior Lifestyle contingent earn-out liability of $9,292.

.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Subsequent Events

The following events occurred subsequent to the balance sheet date.

Real Estate.  We entered into a JV to purchase an existing operational 74-unit ALF/MC community. The non-controlling partner contributed $919,000 of equity and we contributed $15,950,000 in cash. Our economic interest in the real estate JV will be approximately 95%.

Debt:  We borrowed $26,400,000, net under our unsecured revolving line of credit. Accordingly, we have $138,400,000 outstanding and $461,600,000 available for borrowing under our unsecured revolving line of credit. Additionally, we paid $4,167,000 in regular scheduled principal payments, accordingly we have $528,862,000 outstanding and $98,000,000 available under our senior unsecured notes.

 Equity:  We declared a monthly cash dividend of $0.19 per share on our common stock for the months of January, February and March 2019, payable on January 31, February 28, and March 29, 2019, respectively, to stockholders of record on January 23, February 20, and March 21, 2019, respectively. Also, we acquired 20,345 shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations and we granted 139,112 shares of restricted common stock and performance-based stock units at $46.54 per share. Out of these shares, 78,276 vest ratably from the grant date over a three-year period and 60,836 vest based on achieving certain TSR targets in 4 years with acceleration opportunity in 3 years.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LTC PROPERTIES, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions
		(Recovered)
	Balance at	charged to
	beginning of	costs and	Charged to		Balance at end
Account Description	period	expenses	other accounts	Deductions (1)	of period
Year ended December 31, 2016
Loan loss reserves	$2,190	$125	$—	$—	$2,315
Other notes receivable allowance	—	166	—	—	166
Straight-line rent receivable allowance	833	166	—	(39)	960
	$3,023	$457	$—	$(39)	$3,441
Year ended December 31, 2017
Loan loss reserves	$2,315	$(60)	$—	$—	$2,255
Other notes receivable allowance	166	—	—	—	166
Straight-line rent receivable allowance	960	(146)	—	—	814
	$3,441	$(206)	$—	$—	$3,235
Year ended December 31, 2018
Loan loss reserves	$2,255	$192	$—	$—	$2,447
Other notes receivable allowance	166	(38)	—	—	128
Straight-line rent receivable allowance	814	(68)	—	—	746
	$3,235	$86	$—	$—	$3,321

(1)	Deductions represent uncollectible accounts written off.

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

				Costs
				capitalized	Gross amount at which carried at
		Initial cost to company		subsequent	December 31, 2018
			Building and	to		Building and		Accum	Construction/	Acquisition
	Encumbrances	Land	improvements	acquisition	Land	improvements	Total(1)	deprec.	renovation date	date
Skilled Nursing Properties:
134 Alamogordo, NM	$—	$210	$2,593	$641	$210	$3,234	$3,444	$1,408	1985	2001
218 Albuquerque, NM	—	1,696	3,891	530	1,696	4,421	6,117	1,841	2008	2005
219 Albuquerque, NM	—	1,950	8,910	207	1,950	9,117	11,067	3,670	1982	2005
220 Albuquerque, NM	—	2,463	7,647	9	2,463	7,656	10,119	3,062	1970	2005
042 Altoona, IA	—	105	2,309	444	105	2,753	2,858	1,920	1973	1996
252 Amarillo, TX	—	844	—	7,925	844	7,925	8,769	1,871	2013	2011
214 Aransas Pass, TX	—	154	1,276	589	154	1,865	2,019	888	2008	2004
247 Arlington, TX	—	1,016	13,649	—	1,016	13,649	14,665	3,801	2007	2011
221 Beaumont, TX	—	370	1,141	106	370	1,247	1,617	541	1950	2005
213 Beeville, TX	—	186	1,197	70	186	1,267	1,453	493	1974	2004
007 Bradenton, FL	—	330	2,720	160	330	2,880	3,210	2,112	2012	1993
256 Brownwood, TX	—	164	6,336	—	164	6,336	6,500	1,354	2011	2012
043 Carroll, IA	—	47	1,033	213	47	1,246	1,293	867	1969	1996
177 Chesapeake, VA	—	388	3,469	2,777	388	6,246	6,634	3,395	2017	1995
257 Cincinnati, OH	—	1,890	25,110	—	1,890	25,110	27,000	3,694	2009	2012
125 Clovis, NM	—	561	5,539	307	561	5,846	6,407	2,588	2006	2001
129 Clovis, NM	—	598	5,902	59	598	5,961	6,559	2,662	1995	2001
268 Coldspring, KY	—	2,050	21,496	—	2,050	21,496	23,546	4,091	2014	2012
253 Colton, CA	—	2,342	15,158	—	2,342	15,158	17,500	3,082	1990	2011
211 Commerce City, CO	—	236	3,217	167	236	3,384	3,620	1,529	1964	2004
212 Commerce City, CO	—	161	2,160	95	161	2,255	2,416	999	1967	2004
246 Crowley, TX	—	2,247	14,276	—	2,247	14,276	16,523	3,841	2007	2011
235 Daleville, VA	—	279	8,382	—	279	8,382	8,661	2,421	2005	2010
258 Dayton, OH	—	373	26,627	—	373	26,627	27,000	3,945	2010	2012
168 Des Moines, IA	—	115	2,096	1,433	115	3,529	3,644	2,114	1972	1999
196 Dresden, TN	—	31	1,529	1,073	31	2,602	2,633	1,095	2014	2000
298 Forth Worth, TX	—	2,785	7,546	—	2,785	7,546	10,331	1,341	1998	2015
026 Gardendale, AL	—	100	7,550	2,084	100	9,634	9,734	5,863	2011	1996
185 Gardner, KS	—	896	4,478	4,150	896	8,628	9,524	3,773	2011	1999
248 Granbury, TX	—	836	6,693	—	836	6,693	7,529	2,473	2008	2011
044 Granger, IA	—	62	1,356	221	62	1,577	1,639	1,072	1979	1996
205 Grapevine, TX	—	431	1,449	188	431	1,637	2,068	912	1974	2002
172 Griffin, GA	—	500	2,900	—	500	2,900	3,400	1,711	1969	1999
250 Hewitt, TX	—	1,780	8,220	99	1,780	8,319	10,099	1,815	2008	2011
194 Holyoke, CO	—	211	1,513	283	211	1,796	2,007	1,085	1963	2000
051 Houston, TX	—	365	3,769	1,598	365	5,367	5,732	3,508	1968	1996
054 Houston, TX	—	202	4,458	1,426	202	5,884	6,086	3,996	2007	1996
055 Houston, TX	—	202	4,458	1,359	202	5,817	6,019	3,880	2008	1996
045 Jefferson, IA	—	86	1,883	296	86	2,179	2,265	1,464	1972	1996
008 Lecanto, FL	—	351	2,665	2,737	351	5,402	5,753	3,735	2012	1993
300 Mansfield, TX	—	2,890	13,110	—	2,890	13,110	16,000	1,424	2015	2016
053 Mesa, AZ	—	305	6,909	1,876	305	8,785	9,090	5,632	1996	1996
226 Mesa, AZ	—	1,095	2,330	4,673	1,095	7,003	8,098	1,407	2016	2006
242 Mission, TX	—	1,111	16,602	—	1,111	16,602	17,713	4,014	2004	2010
115 Nacogdoches, TX	—	100	1,738	168	100	1,906	2,006	1,164	1973	1997
233 Nacogdoches, TX	—	394	7,456	268	394	7,724	8,118	2,077	1991	2010
249 Nacogdoches, TX	—	1,015	11,109	—	1,015	11,109	12,124	3,451	2007	2011
245 Newberry, SC	—	439	4,639	608	439	5,247	5,686	1,744	1995	2011
244 Newberry, SC	—	919	5,454	131	919	5,585	6,504	1,634	2001	2011
046 Norwalk, IA	—	47	1,033	239	47	1,272	1,319	895	1975	1996
176 Olathe, KS	—	520	1,872	313	520	2,185	2,705	1,393	1968	1999
251 Pasadena, TX	—	1,155	14,345	522	1,155	14,867	16,022	3,012	2005	2011
210 Phoenix, AZ	—	334	3,383	456	334	3,839	4,173	1,844	1982	2004
193 Phoenix, AZ	—	300	9,703	92	300	9,795	10,095	5,601	1985	2000
047 Polk City, IA	—	63	1,376	153	63	1,529	1,592	1,046	1976	1996
094 Portland, OR	—	100	1,925	3,152	100	5,077	5,177	3,166	2007	1997
254 Red Oak, TX	—	1,427	17,173	—	1,427	17,173	18,600	3,479	2002	2012
124 Richland Hills, TX	—	144	1,656	427	144	2,083	2,227	1,155	1976	2001
197 Ripley, TN	—	20	985	1,638	20	2,623	2,643	1,101	2014	2000

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

				Costs
				capitalized	Gross amount at which carried at
		Initial cost to company		subsequent	December 31, 2018
			Building and	to		Building and		Accum	Construction/	Acquisition
	Encumbrances	Land	improvements	acquisition	Land	improvements	Total(1)	deprec.	renovation date	date
133 Roswell, NM	$—	$568	$5,235	$1,396	$568	$6,631	$7,199	$2,782	1975	2001
081 Sacramento, CA	—	220	2,929	1,481	220	4,410	4,630	2,330	2015	1997
085 Salina, KS	—	100	1,153	628	100	1,781	1,881	1,201	1985	1997
281 Slinger, WI	—	464	13,482	—	464	13,482	13,946	2,040	2014	2015
234 St. Petersburg, FL	—	1,070	7,930	500	1,070	8,430	9,500	2,084	1988	2010
243 Stephenville, TX	—	670	10,117	500	670	10,617	11,287	2,627	2009	2010
225 Tacoma, WA	—	723	6,401	901	723	7,302	8,025	3,105	2009	2006
178 Tappahannock, VA	—	375	1,327	397	375	1,724	2,099	1,487	1978	1995
270 Trinity, FL	—	1,653	12,748	—	1,653	12,748	14,401	2,131	2008	2013
192 Tucson, AZ	—	276	8,924	112	276	9,036	9,312	5,162	1992	2000
299 Weatherford, TX	—	836	11,902	—	836	11,902	12,738	1,726	1996	2015
236 Wytheville, VA	—	647	12,167	—	647	12,167	12,814	4,370	1996	2010
Skilled Nursing Properties	$—	$49,593	$463,714	$51,877	$49,593	$515,591	$565,184	$172,196
Assisted Living Properties:
077 Ada, OK	—	100	1,650	—	100	1,650	1,750	926	1996	1996
105 Arvada, CO	—	100	2,810	6,960	100	9,770	9,870	2,955	2014	1997
304 Athens, GA	—	1,056	13,326	—	1,056	13,326	14,382	948	2016	2016
063 Athens, TX	—	96	1,510	104	96	1,614	1,710	929	1995	1996
269 Aurora, CO	—	850	8,583	—	850	8,583	9,433	1,548	2014	2013
260 Aurora, CO	—	831	10,071	—	831	10,071	10,902	1,819	1999	2012
203 Bakersfield, CA	—	834	11,986	812	834	12,798	13,632	6,115	2002	2001
117 Beatrice, NE	—	100	2,173	183	100	2,356	2,456	1,211	1997	1997
277 Burr Ridge, IL	—	1,400	11,102	—	1,400	11,102	12,502	1,229	2016	2014
278 Castle Rock, CO	—	759	9,041	—	759	9,041	9,800	823	2012	2014
160 Central, SC	—	100	2,321	—	100	2,321	2,421	1,050	1998	1999
263 Chatham, NJ	—	5,365	36,399	—	5,365	36,399	41,764	6,297	2002	2012
307 Clovis, CA	—	2,542	19,126	—	2,542	19,126	21,668	824	2014	2017
308 Clovis, CA	—	3,054	14,172	—	3,054	14,172	17,226	587	2016	2017
279 Corpus Christi, TX	—	880	11,440	—	880	11,440	12,320	1,166	2016	2015
292 De Forest, WI	—	485	5,568	8	485	5,576	6,061	594	2006	2015
057 Dodge City, KS	—	84	1,666	4	84	1,670	1,754	994	1995	1995
083 Durant, OK	—	100	1,769	—	100	1,769	1,869	977	1997	1997
107 Edmond, OK	—	100	1,365	526	100	1,891	1,991	1,024	1996	1997
163 Ft. Collins, CO	—	100	2,961	3,405	100	6,366	6,466	2,258	2014	1999
170 Ft. Collins, CO	—	100	3,400	4,622	100	8,022	8,122	2,510	2014	1999
132 Ft. Meyers, FL	—	100	2,728	9	100	2,737	2,837	1,440	1998	1998
229 Ft. Worth, TX	—	333	4,385	1,028	333	5,413	5,746	1,916	2009	2008
315 Ft. Worth, TX	—	1,534	11,099	—	1,534	11,099	12,633	158	2014	2018
100 Fremont ,OH	—	100	2,435	106	100	2,541	2,641	1,363	1997	1997
267 Frisco, TX	—	1,000	5,154	—	1,000	5,154	6,154	977	2014	2012
314 Frisco, TX	—	2,216	10,417	—	2,216	10,417	12,633	152	2015	2018
296 Glenview, IL		2,800	14,248	—	2,800	14,248	17,048	568	2017	2015
167 Goldsboro, NC	—	100	2,385	1	100	2,386	2,486	1,006	1998	1999
056 Great Bend, KS	—	80	1,570	21	80	1,591	1,671	1,052	1995	1995
102 Greeley, CO	—	100	2,310	270	100	2,580	2,680	1,395	1997	1997
284 Green Bay, WI	—	1,660	19,079	356	1,660	19,435	21,095	2,015	2004	2015
164 Greenville, NC	—	100	2,478	2	100	2,480	2,580	1,175	1998	1999
062 Greenville, TX	—	42	1,565	84	42	1,649	1,691	947	1995	1996
161 Greenwood, SC	—	100	2,638	—	100	2,638	2,738	1,278	1998	1999
241 Gulf Breeze, FL	—	720	3,780	261	720	4,041	4,761	1,093	2000	2010
295 Jacksonville, FL	—	1,389	12,756	39	1,389	12,795	14,184	1,098	2015	2015
066 Jacksonville, TX	—	100	1,900	77	100	1,977	2,077	1,137	1996	1996
310 Kansas City, MO		1,072	15,552	—	1,072	15,552	16,624	448	2017	2017
285 Kenosha, WI	—	936	12,361	165	936	12,526	13,462	1,155	2008	2015
255 Littleton, CO	—	1,882	8,248	—	1,882	8,248	10,130	1,548	2013	2012
268 Littleton, CO	—	1,200	8,688	—	1,200	8,688	9,888	1,690	2014	2013
148 Longmont, CO	—	100	2,640	—	100	2,640	2,740	1,378	1998	1998
060 Longview, TX	—	38	1,568	127	38	1,695	1,733	978	1995	1995
261 Louisville, CO	—	911	11,703	—	911	11,703	12,614	2,069	2000	2012

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

				Costs
				capitalized	Gross amount at which carried at
		Initial cost to company		subsequent	December 31, 2018
			Building and	to		Building and		Accum	Construction/	Acquisition
	Encumbrances	Land	improvements	acquisition	Land	improvements	Total(1)	deprec.	renovation date	date
301 Louisville, KY	$—	$1,021	$13,157	$—	$1,021	$13,157	$14,178	937	2016	2016
114 Loveland, CO	—	100	2,865	270	100	3,135	3,235	1,681	1997	1997
068 Lufkin, TX	—	100	1,950	94	100	2,044	2,144	1,167	1996	1996
061 Marshall, TX	—	38	1,568	534	38	2,102	2,140	1,235	1995	1995
293 McHenry, IL	—	1,289	28,976	123	1,289	29,099	30,388	2,978	2005	2015
058 McPherson, KS	—	79	1,571	4	79	1,575	1,654	1,041	1994	1995
316 Medford, OR	—	750	13,650	—	750	13,650	14,400	144	1984	2018
239 Merritt Island, FL	—	550	8,150	100	550	8,250	8,800	2,107	2004	2010
104 Millville, NJ	—	100	2,825	708	100	3,533	3,633	1,631	1997	1997
286 Milwaukee, WI	—	818	8,014	56	818	8,070	8,888	861	2007	2015
231 Monroeville, PA	—	526	5,334	435	526	5,769	6,295	1,714	1997	2009
280 Murrells Inlet, SC	—	2,490	14,185	—	2,490	14,185	16,675	1,207	2016	2015
294 Murrieta, CA	—	2,022	11,136	—	2,022	11,136	13,158	993	2016	2015
289 Neenah, WI	—	694	20,839	212	694	21,051	21,745	2,028	1991	2015
166 New Bern, NC	—	100	2,427	1	100	2,428	2,528	1,044	1998	1999
118 Newark, OH	—	100	2,435	275	100	2,710	2,810	1,351	1997	1997
143 Niceville, FL	—	100	2,680	—	100	2,680	2,780	1,399	1998	1998
095 Norfolk, NE	—	100	2,123	165	100	2,288	2,388	1,191	1997	1997
306 Oak Lawn, IL	—	1,591	13,772	—	1,591	13,772	15,363	281	2018	2016
290 Oshkosh, WI	—	1,525	9,192	108	1,525	9,300	10,825	1,930	2009	2015
291 Oshkosh, WI	—	475	7,364	40	475	7,404	7,879	776	2005	2015
302 Overland Park, KS	—	1,951	11,882	259	1,951	12,141	14,092	958	2013	2016
232 Pittsburgh, PA	—	470	2,615	333	470	2,948	3,418	972	1994	2009
165 Rocky Mount, NC	—	100	2,494	1	100	2,495	2,595	1,103	1998	1999
059 Salina, KS	—	79	1,571	4	79	1,575	1,654	1,041	1994	1995
084 San Antonio, TX	—	100	1,900	—	100	1,900	2,000	1,048	1997	1997
092 San Antonio, TX	—	100	2,055	—	100	2,055	2,155	1,128	1997	1997
288 Sheboygan, WI	—	1,168	5,382	180	1,168	5,562	6,730	660	2006	2015
149 Shelby, NC	—	100	2,805	2	100	2,807	2,907	1,464	1998	1998
312 Spartanburg, SC	—	254	9,906	1,035	254	10,941	11,195	407	1999	2017
150 Spring Hill, FL	—	100	2,650	—	100	2,650	2,750	1,383	1998	1998
103 Springfield, OH	—	100	2,035	270	100	2,305	2,405	1,244	1997	1997
162 Sumter, SC	—	100	2,351	—	100	2,351	2,451	1,091	1998	1999
140 Tallahassee, FL	—	100	3,075	—	100	3,075	3,175	1,608	1998	1998
098 Tiffin, OH	—	100	2,435	94	100	2,529	2,629	1,346	1997	1997
282 Tinley Park, IL	—	702	11,481	—	702	11,481	12,183	1,076	2016	2015
088 Troy, OH	—	100	2,435	593	100	3,028	3,128	1,548	1997	1997
080 Tulsa, OK	—	200	1,650	—	200	1,650	1,850	919	1997	1997
093 Tulsa, OK	—	100	2,395	—	100	2,395	2,495	1,311	1997	1997
238 Tupelo, MS	—	1,170	8,230	30	1,170	8,260	9,430	2,203	2000	2010
075 Tyler, TX	—	100	1,800	—	100	1,800	1,900	1,008	1996	1996
202 Vacaville, CA	—	1,662	11,634	1,141	1,662	12,775	14,437	6,098	2002	2001
091 Waco, TX	—	100	2,235	—	100	2,235	2,335	1,225	1997	1997
096 Wahoo, NE	—	100	2,318	119	100	2,437	2,537	1,293	1997	1997
108 Watauga, TX	—	100	1,668	—	100	1,668	1,768	908	1996	1997
287 Waukesha, WI	—	992	15,183	187	992	15,370	16,362	1,435	2009	2015
109 Weatherford, OK	—	100	1,669	592	100	2,261	2,361	1,222	1996	1997
309 West Chester, OH	—	2,355	13,553	—	2,355	13,553	15,908	587	2017	2017
276 Westminster, CO	—	1,425	9,575	—	1,425	9,575	11,000	1,480	2015	2013
110 Wheelersburg, OH	—	29	2,435	239	29	2,674	2,703	1,344	1997	1997
303 Wichita, KS	—	1,422	9,957	221	1,422	10,178	11,600	828	2011	2016
259 Wichita, KS	—	730	—	9,682	730	9,682	10,412	2,057	2013	2012
283 Wichita, KS	—	624	13,846	—	624	13,846	14,470	837	2016	2015
076 Wichita Falls, TX	—	100	1,850	—	100	1,850	1,950	1,036	1996	1996
120 Wichita Falls, TX	—	100	2,750	131	100	2,881	2,981	1,526	1997	1997
265 Williamstown, NJ	—	711	6,637	—	711	6,637	7,348	1,287	2000	2012
264 Williamstown, NJ	—	711	8,649	—	711	8,649	9,360	1,516	2000	2012
099 York, NE	—	100	2,318	78	100	2,396	2,496	1,289	1997	1997
Assisted Living Properties	$—	$70,772	$695,763	$37,486	$70,772	$733,249	$804,021	142,002

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

				Costs
				capitalized	Gross amount at which carried at
		Initial cost to company		subsequent	December 31, 2018
			Building and	to		Building and			Accum	Construction/	Acquisition
	Encumbrances	Land	improvements	acquisition	Land	improvements	Total(1)		deprec.	renovation date	date
Other:
Properties:
297 Las Vegas, NV	—	1,965	7,308	849	1,965	8,157	10,122		677	1990/1994	2015
Properties	—	1,965	7,308	849	1,965	8,157	10,122		677
Land:
271 Howell, MI	—	420	—	—	420	—	420		—	N/A	2013
272 Milford, MI	—	450	—	—	450	—	450		—	N/A	2014
275 Yale, MI	—	73	—	—	73	—	73		—	N/A	2013
Land	—	943	—	—	943	—	943		—
Other Properties	—	2,908	7,308	849	2,908	8,157	11,065		677
Properties Under Development:
305 Union, KY	—	858	19,057	—	858	19,057	19,915		—	N/A	2016
311 Cedarburg, WI	—	924	15,741	—	924	15,741	16,665		—	N/A	2017
313 Medford, OR	—	636	3,970	—	636	3,970	4,606		—	N/A	2018
Properties Under Development	—	2,418	38,768	—	2,418	38,768	41,186		—
	$—	$125,691	$1,205,553	$90,212	$125,691	$1,295,765	$1,421,456	(2)	$314,875

(1)

Depreciation is computed principally by the straight‑line method for financial reporting purposes which generally range of a life from 5 to 15 years for furniture and equipment, 35 to 50 years for buildings, 10 to 15 years for site improvements, 10 to 20 years for building improvements and the respective lease term for acquired lease intangibles.

(2)	As of December 31, 2018, our aggregate cost for Federal income tax purposes was $1,435,334.

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

Activity for the years ended December 31, 2018, 2017 and 2016 is as follows:

	For the Year Ended December 31,
	2018	2017	2016
Reconciliation of real estate:
Carrying cost:
Balance at beginning of period	$1,392,122	$1,301,563	$1,198,686
Acquisitions	40,408	82,405	74,923
Improvements	38,528	25,800	49,134
Capitalized interest	1,248	908	1,408
Other non-cash items (See Note 4)	—	—	2,460
Cost of real estate sold	(50,850)	(18,554)	(24,282)
Impairment on real estate for sale	—	—	(766)
Ending balance	$1,421,456	$1,392,122	$1,301,563
Accumulated depreciation:
Balance at beginning of period	$306,033	$275,861	$251,265
Depreciation expense	37,416	37,492	35,809
Cost of real estate sold	(28,574)	(7,320)	(11,213)
Ending balance	$314,875	$306,033	$275,861

LTC PROPERTIES, INC.

SCHEDULE IV

MORTGAGE LOANS RECEIVABLE ON REAL ESTATE

(in thousands)

										Principal
										Amount of
									Carrying	Loans
							Current		Amount of	Subject to
	(Unaudited)						Monthly	Face	Mortgages	Delinquent
	Number of				Final	Balloon	Debt	Amount of	December 31,	Principal or
State	Properties		Units/Beds(3)	Interest Rate(1)	Maturity Date	Amount(2)	Service	Mortgages	2018	Interest
MI	15		2,029	9.71%	2043	$160,855	$1,500	$187,855	$184,160	$—
MI	4		501	9.22%	2045	29,487	257	33,317	32,984	—
MI	1		157	9.41%	2045	14,325	117	15,000	14,825	—
MI	2		205	9.41%	2020	11,081	89	11,081	10,970	—
	22	(4)	2,892			$215,748	$1,963	$247,253	$242,939	$—

(1)

Represents current stated interest rate. Generally, the loans have a 30‑year amortization with principal and interest payable at varying amounts over the life to maturity with annual interest adjustments through specified fixed rate increases effective either on the first anniversary or calendar year of the loan.

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

(4)	Includes 4 first‑lien mortgage loans as follows:

Number of Loans	Original loan amounts
0	$ 500 - $2,000
0	$2,001 - $3,000
0	$3,001 - $4,000
0	$4,001 - $5,000
0	$5,001 - $6,000
0	$6,001 - $7,000
4	$7,001 +

Mortgage loans receivable activity for the years ended December 31, 2018, 2017 and 2016 is as follows:

Balance— December 31, 2015	$217,529
New mortgage loans	13,250
Other additions	7,435
Land conveyance	—
Amortization of mortgage premium	(10)
Collections of principal	(8,278)
Foreclosures	—
Loan loss reserve	(125)
Other deductions	—
Balance— December 31, 2016	229,801
New mortgage loans	—
Other additions	11,913
Land conveyance	(4)
Amortization of mortgage premium	(17,863)
Collections of principal	—
Foreclosures	60
Loan loss reserve	—
Other deductions	—
Balance— December 31, 2017	223,907
New mortgage loans	14,525
Other additions	6,839
Land conveyance	—
Amortization of mortgage premium	(4)
Collections of principal	(2,136)
Foreclosures	—
Loan loss reserve	(192)
Other deductions	—
Balance— December 31, 2018	$242,939

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control— Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of the end of the fiscal year ended December 31, 2018, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by Ernst &Young LLP, independent registered public accounting firm. Ernst & Young LLP’s report on our internal control over financial reporting appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of LTC Properties, Inc.

Opinion on Internal Control over Financial Reporting

We have audited LTC Properties, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, LTC Properties, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of income and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2018,and the related notes and the financial statement schedules listed in the Index at Item 15(a) and our report dated February 28, 2019 expressed an unqualified opinion thereon.

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

February 28, 2019

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our definitive proxy statement for the 2019 Annual Meeting of Stockholders (to be filed with the SEC within 120 days of our December 31, 2018 fiscal year end) under the headings “Proposal 1 Election of Directors,”  “Corporate Governance Principles and Board Matters,” and “Executive Officers.”

Item 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our definitive proxy statement for the 2019 Annual Meeting of Stockholders (to be filed with the SEC within 120 days of our December 31, 2018 fiscal year end) under the headings “Executive Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Director Compensation,” and “Compensation Committee Report.”

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our definitive proxy statement for the 2019 Annual Meeting of Stockholders (to be filed with the SEC within 120 days of our December 31, 2018 fiscal year end) under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our definitive proxy statement for the 2019 Annual Meeting of Stockholders (to be filed with the SEC within 120 days of our December 31, 2018 fiscal year end) under the heading “Certain Relationships and Related Transactions, and Director Independence.”

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our definitive proxy statement for the 2019 Annual Meeting of Stockholders (to be filed with the SEC within 120 days of our December 31, 2018 fiscal year end) under the heading “Independent Registered Public Accounting Firm Fees and Services.”

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements of LTC Properties, Inc. are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2018 and 2017
Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Equity for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016
Notes to Consolidated Financial Statements
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

10.2

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

10.4	Note Purchase Agreement dated February 16, 2017 (incorporated by reference to Exhibit 10.7 to LTC Properties, Inc.’s Annual Report on Form 10-K (File No. 1-11314) for the year ended December 31, 2016)
10.5

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

Exhibit Number	Description
10.7

Equity Distribution Agreement, dated August 1, 2016, by and between LTC Properties, Inc. and JMP Securities LLC (incorporated by reference to Exhibit 1.1 to LTC Properties Inc.’s Current Report on Form 8‑K (File No. 1‑11314) dated August 1, 2016)

10.8

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

10.11	Second Amended and Restated Credit Agreement dated June 27, 2018 (incorporated by reference to Exhibit 10.1 to LTC Properties Inc.’s Current Report on Form 8-K dated June 27, 2018)
10.12

Employment Agreement of Wendy Simpson dated November 12, 2014 (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.’s Current Report on Form 8‑K (File No. 1‑11314) dated November 12, 2014)

10.13

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

10.16+	The 2015 Equity Participation Plan of LTC Properties, Inc. (incorporated by reference to Exhibit 4.3 to LTC Properties, Inc.’s Registration Statement on Form S-8 (File No. 333‑205115)
10.17+

Form of Stock Option Agreement under the 2015 Equity Participation Plan (incorporated by reference to Exhibit 10.20 to LTC Properties, Inc.’s Annual Report on Form 10‑K (File No. 1‑11314) for the year ended December 31, 2015)

10.18

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

10.20

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
101

The following materials from LTC Properties, Inc.’s Form Annual Report on 10‑K for the fiscal year ended December 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income and Comprehensive Income; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

+Management contract or compensatory plan or arrangement in which an executive officer or director of the Company participates

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC. Registrant
Dated: February 28, 2019
	By:	/s/ Pamela J. Kessler PAMELA J. KESSLER Executive Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Wendy L. Simpson WENDY L. SIMPSON	Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)	February 28, 2019

/s/ Pamela J. Kessler PAMELA J. KESSLER	Executive Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)	February 28, 2019

/s/ Boyd Hendrickson BOYD HENDRICKSON	Director	February 28, 2019

/s/ Devra G. Shapiro DEVRA G. SHAPIRO	Director	February 28, 2019

/s/ JAMES J. PIECZYNSKI JAMES J. PIECZYNSKI	Director	February 28, 2019

/s/ Timothy J. Triche TIMOTHY J. TRICHE	Director	February 28, 2019