Form 10-Q
period 2019-03-31
LTC PROPERTIES INC
filed 2019-05-09
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $.01 par value	LTC	New York Stock Exchange

The number of shares of common stock outstanding on May 2, 2019 was 39,738,695.

LTC PROPERTIES, INC.

FORM 10-Q

March 31, 2019

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share)

	March 31, 2019	December 31, 2018
	(unaudited)	(audited)
ASSETS
Investments:
Land	$125,898	$125,358
Buildings and improvements	1,313,952	1,290,352
Accumulated depreciation and amortization	(322,535)	(312,959)
Operating real estate property, net	1,117,315	1,102,751
Properties held-for-sale, net of accumulated depreciation: 2019—$1,916; 2018—$1,916	3,830	3,830
Real property investments, net	1,121,145	1,106,581

Mortgage loans receivable, net of loan loss reserve: 2019—$2,461; 2018—$2,447	244,314	242,939
Real estate investments, net	1,365,459	1,349,520
Notes receivable, net of loan loss reserve: 2019—$198; 2018—$128	19,558	12,715
Investments in unconsolidated joint ventures	27,515	30,615
Investments, net	1,412,532	1,392,850

Other assets:
Cash and cash equivalents	6,715	2,656
Restricted cash	2,108	2,108
Debt issue costs related to bank borrowings	2,775	2,989
Interest receivable	22,176	20,732
Straight-line rent receivable, net of allowance for doubtful accounts: 2019—$0; 2018—$746	42,455	73,857
Lease incentives	2,263	14,443
Prepaid expenses and other assets	5,342	3,985
Total assets	$1,496,366	$1,513,620
LIABILITIES
Bank borrowings	$146,900	$112,000
Senior unsecured notes, net of debt issue costs: 2019—$900; 2018—$938	528,900	533,029
Accrued interest	4,193	4,180
Accrued expenses and other liabilities	28,220	31,440
Total liabilities	708,213	680,649
EQUITY
Stockholders’ equity:
Common stock: $0.01 par value; 60,000 shares authorized; shares issued and outstanding: 2019—39,739; 2018—39,657	397	397
Capital in excess of par value	862,376	862,712
Cumulative net income	1,233,302	1,255,764
Cumulative distributions	(1,316,314)	(1,293,383)
Total LTC Properties, Inc. stockholders’ equity	779,761	825,490
Non-controlling interests	8,392	7,481
Total equity	788,153	832,971
Total liabilities and equity	$1,496,366	$1,513,620

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(amounts in thousands, except per share, unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Rental income	$28,024	$34,505
Interest income from mortgage loans	7,311	6,816
Interest and other income	521	489
Total revenues	35,856	41,810
Expenses:
Recovery of written-off straight-line rent receivable	(9,600)	—
Interest expense	7,467	7,829
Depreciation and amortization	9,607	9,444
Provision for doubtful accounts	83	8
Transaction costs	—	4
Property tax expense	4,386	—
General and administrative expenses	4,571	4,797
Total expenses	16,514	22,082
Operating income	19,342	19,728
Income from unconsolidated joint ventures	1,085	631
Net income	20,427	20,359
Income allocated to non-controlling interests	(81)	—
Net income attributable to LTC Properties, Inc.	20,346	20,359
Income allocated to participating securities	(92)	(88)
Net income available to common stockholders	$20,254	$20,271

Earnings per common share:
Basic	$0.51	$0.51
Diluted	$0.51	$0.51

Weighted average shares used to calculate earnings per common share:
Basic	39,532	39,451
Diluted	39,874	39,454

Dividends declared and paid per common share	$0.57	$0.57

Comprehensive Income:
Net income	$20,427	$20,359
Comprehensive income	$20,427	$20,359

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

			Capital in	Cumulative		Total	Non-
	Common Stock		Excess of	Net	Cumulative	Stockholder's	Controlling	Total
	Shares	Amount	Par Value	Income	Distributions	Equity	Interests	Equity
Balance—December 31, 2017	39,570	$396	$856,992	$1,100,783	$(1,203,011)	$755,160	$3,488	$758,648
Common Stock cash distributions ($0.57 per share)	—	—	—	—	(22,578)	(22,578)	—	(22,578)
Issuance of restricted stock	82	—	—	—	—	—	—	—
Stock option exercises	5	—	123	—	—	123	—	123
Stock-based compensation expense	—	—	1,376	—	—	1,376	—	1,376
Net income	—	—	—	20,359	—	20,359	—	20,359
Other	(28)	—	(1,065)	—	—	(1,065)	—	(1,065)
Balance—March 31, 2018	39,629	$396	$857,426	$1,121,142	$(1,225,589)	$753,375	$3,488	$756,863
Common Stock cash distributions ($0.57 per share)	—	—	—	—	(22,590)	(22,590)	—	(22,590)
Issuance of restricted stock	9	—	(8)	—	—	(8)	—	(8)
Stock-based compensation expense	—	—	1,521	—	—	1,521	—	1,521
Net income	—	—	—	68,936	—	68,936	—	68,936
Non-controlling interest contributions	—	—	—	—	—	—	1,081	1,081
Other	(3)	—	(107)	—	—	(107)	—	(107)
Balance—June 30, 2018	39,635	$396	$858,832	$1,190,078	$(1,248,179)	$801,127	$4,569	$805,696
Common Stock cash distributions ($0.57 per share)	—	—	—	—	(22,600)	(22,600)	—	(22,600)
Proceeds from common stock issued, net of issuance costs	22	1	928	—	—	929	—	929
Stock-based compensation expense	—	—	1,487	—	—	1,487	—	1,487
Net income	—	—	—	34,920	—	34,920	17	34,937
Non-controlling interest contributions	—	—	—	—	—	—	2,882	2,882
Non-controlling interest distributions	—	—	—	—	—	—	(17)	(17)
Other	—	—	(21)	—	—	(21)	—	(21)
Balance—September 30, 2018	39,657	$397	$861,226	$1,224,998	$(1,270,779)	$815,842	$7,451	$823,293
Common Stock cash distributions ($0.57 per share)	—	—	—	—	(22,604)	(22,604)	—	(22,604)
Stock-based compensation expense	—	—	1,486	—	—	1,486	—	1,486
Net income	—	—	—	30,766	—	30,766	78	30,844
Non-controlling interest distributions	—	—	—	—	—	—	(48)	(48)
Balance—December 31, 2018	39,657	$397	$862,712	$1,255,764	$(1,293,383)	$825,490	$7,481	$832,971
Cumulative effect of the adoption of the ASC 842	—	—	—	(42,808)	—	(42,808)	—	(42,808)
As Adjusted Balance at January 1, 2019	39,657	$397	$862,712	$1,212,956	$(1,293,383)	$782,682	$7,481	$790,163
Common Stock cash distributions ($0.57 per share)	48	—	—	—	(22,931)	(22,931)	—	(22,931)
Issuance of restricted stock	78		(1)			(1)		(1)
Stock-based compensation expense	—	—	1,689	—	—	1,689	—	1,689
Net income	—	—	—	20,346	—	20,346	81	20,427
Non-controlling interest contributions	—	—	—	—	—	—	919	919
Non-controlling interest distributions	—	—	—	—	—	—	(89)	(89)
Other	(44)	—	(2,024)	—	—	(2,024)	—	(2,024)
Balance—March 31, 2019	39,739	$397	$862,376	$1,233,302	$(1,316,314)	$779,761	$8,392	$788,153

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, unaudited)

	Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES:
Net income	$20,427	$20,359
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,607	9,444
Stock-based compensation expense	1,689	1,376
Income from unconsolidated joint ventures	(1,085)	(631)
Income distributions from unconsolidated joint ventures	1,105	543
Straight-line rental income	(1,238)	(3,440)
Adjustment for collectibility	1,926	—
Lease incentives funded	—	(380)
Amortization of lease incentives	87	540
Provision for doubtful accounts	83	8
Non-cash interest related to contingent liabilities	—	126
Other non-cash items, net	252	323
Increase in interest receivable	(1,444)	(1,406)
Increase (decrease) in accrued interest payable	13	(1,162)
Net change in other assets and liabilities	(4,635)	(4,107)
Net cash provided by operating activities	26,787	21,593
INVESTING ACTIVITIES:
Investment in real estate properties	(15,971)	—
Investment in real estate developments	(6,957)	(8,591)
Investment in real estate capital improvements	(259)	(534)
Capitalized interest	(260)	(259)
Proceeds from sale of real estate, net	225	—
Investment in real estate mortgage loans receivable	(1,454)	(9,610)
Principal payments received on mortgage loans receivable	65	37
Investments in unconsolidated joint ventures	(293)	(380)
Proceeds from payoff of joint venture agreements	3,400	—
Advances and originations under notes receivable	(6,953)	—
Principal payments received on notes receivable	41	—
Net cash used in investing activities	(28,416)	(19,337)
FINANCING ACTIVITIES:
Bank borrowings	36,900	24,000
Repayment of bank borrowings	(2,000)	—
Principal payments on senior unsecured notes	(4,167)	(4,166)
Stock option exercises	—	123
Distributions paid to stockholders	(22,931)	(22,578)
Distributions paid to non-controlling interests	(90)	—
Other	(2,024)	(1,064)
Net cash provided by (used in) financing activities	5,688	(3,685)
Increase (decrease) in cash, cash equivalents and restricted cash	4,059	(1,429)
Cash, cash equivalents and restricted cash, beginning of period	4,764	5,213
Cash, cash equivalents and restricted cash, end of period	$8,823	$3,784

Supplemental disclosure of cash flow information:
Interest paid	$7,202	$8,669
Non-cash investing and financing transactions:
Right of use asset	$1,445	$—
Lease liability	$1,445	$—
Contribution from non-controlling interests	$919	$—

See accompanying notes.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.General

LTC Properties, Inc., a health care real estate investment trust (“REIT”), was incorporated on May 12, 1992 in the State of Maryland and commenced operations on August 25, 1992. We invest primarily in seniors housing and health care properties primarily through sale-leaseback transactions, mortgage financing and structured finance solutions including mezzanine lending.  We conduct and manage our business as one operating segment, rather than multiple operating segments, for internal reporting and internal decision-making purposes. Our primary objectives are to create, sustain and enhance stockholder equity value and provide current income for distribution to stockholders through real estate investments in seniors housing and health care properties managed by experienced operators. Our primary seniors housing and health care property classifications include skilled nursing centers (“SNF”), assisted living communities (“ALF”), independent living communities (“ILF”), memory care communities (“MC”) and combinations thereof. To meet these objectives, we attempt to invest in properties that provide opportunity for additional value and current returns to our stockholders and diversify our investment portfolio by geographic location, operator, property classification and form of investment.

We have prepared consolidated financial statements included herein without audit and in the opinion of management have included all adjustments necessary for a fair presentation of the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to rules and regulations governing the presentation of interim financial statements. The accompanying consolidated financial statements include the accounts of our company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2019 and 2018 are not necessarily indicative of the results for a full year.

No provision has been made for federal or state income taxes. Our company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As such, we generally are not taxed on income that is distributed to our stockholders.

Restricted Cash.  During the third quarter of 2017, a 170-bed skilled nursing center in our portfolio was evacuated due to damages caused by Hurricane Harvey. This property is located in Texas and operated under a triple net master lease agreement. We periodically evaluate properties for impairment when events or changes in circumstances indicate that the asset may be impaired or the carrying amount of the asset may not be recoverable through future undiscounted cash flows. Based upon a quarterly assessment of this property using the recoverability test, we concluded the property has not been impaired.

As of March 31, 2019, the gross value and the carrying value of the property were $1,796,000 and $896,000 respectively.

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

New Accounting Pronouncements

New Accounting Standards Adopted by Our Company

In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-15 (“ASU 2016-15”), Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (A Consensus of the Emerging Issues Task Force). ASU 2016-15 provides guidance that reduces the diversity in practice of the classification of certain cash receipts and cash payments within the statement of cash flows. This guidance is effective for fiscal periods beginning after December 15, 2017. We adopted this standard on January 1, 2018. The adoption of this guidance did not have a material impact on our financial statements.

Revenue Recognition ASC Topic 606.  On January 1, 2018, we adopted Accounting Standard codification (“ASC”) Topic 606,  Revenue From Contracts With Customers (“ASC 606”) using the modified retrospective adoption method. ASC 606 outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. We evaluated the impact of this standard by assessing our revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition. We concluded that adoption of this standard did not have an impact on our results of operations or financial condition, as our revenue consists of rental income from leasing arrangements and interest income from loan arrangements, both of which are specifically excluded from ASC 606.

Leases ASC Topic 842.  In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02 (“ASU 2016-02”), Leases.  ASU 2016-02 and its amendments have now formally entered into the FASB codification as ASC Topic 842, Leases (“ASC 842”). The objective of ASC 842 is to establish the principles for lessees and lessors to apply for reporting useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease.

ASC 842 requires lessees to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance of operating leases.

ASC 842 requires the lessors to identify lease and non-lease components of a lease agreement. Revenue related to non-lease components under lease agreements will be subject to the revenue recognition standard, upon adoption of this standard. Also, the new standard narrows definition of initial direct costs. Accordingly, upon adoption of the new standard, certain costs (primarily legal costs related to lease negotiations) should be expensed rather than capitalized.

Further, per ASC 842 lessors are required to assess the probability of collecting substantially all of the lease payments. The standard defines collectibility as lessee’s ability and intent to pay. If collectibility of substantially all of the lease payments through maturity is not probable, the lease income recorded during the period would be limited to lesser of the income that would have been recognized if collection were probable, and the lease payments received. If the assessment of collectibility changes, any difference between the lease income that would have been recognized and the lease payments should be

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

recognized as an adjustment to lease income. At adoption, lessors are required to perform a lease-by-lease analysis for collectibility of all lease payments through maturity. If at adoption, it is not probable that substantially all of the lease obligations through maturity will be collected, a cumulative adjustment to equity should be made to reflect all of the lease obligations which are not probable to be collected. Under the new standard, collections of rent subsequent to the straight-line rent receivable write-off are considered recoveries of amounts previously written-off and are recognized as a contra-expense rather than rental revenue until the cumulative amount of the recovery recognized equals the amount of straight-line rent receivable written-off.

Additionally, ASC 842 provides lessors with the option to elect a practical expedient allowing them to not separate lease and non-lease components and instead, to account for those components as a single lease component. This practical expedient is limited to circumstances in which: (i) the timing and pattern of transfer are the same for the non-lease component and the related lease component and (ii) the lease component, if accounted for separately, would be classified as an operating lease. This practical expedient causes an entity to assess whether a contract is predominantly lease-based or service-based and recognize the entire contract under the relevant accounting guidance (i.e., predominantly lease-based would be accounted for under ASC 842 and predominantly service-based would be accounted for under the ASC 606). This practical expedient option is available as a single election that must be consistently applied to all existing leases at the date of adoption. Also, ASC 842 provides a practical expedient that allows companies to use an optional transition method. Under the optional transition method, a cumulative adjustment to equity during the period of adoption is recorded and prior periods would not require restatement. Consequently, entities that elect both the practical expedient and the optional transitional method will apply the new lease ASC prospectively to leases commencing or modified after January 1, 2019 and will not be required to apply the disclosures under the new lease standard to comparative periods.

ASC 842 has subsequently been amended by other issued Accounting Standards Update (“ASU”) to clarify and improve the standard as well as to provide certain practical expedients. In December 2018, the FASB issued ASU 2018-20 (“ASU 2018-20”), Narrow-Scope Improvements for Lessors, which amends ASC 842 to require the lessors to exclude the lessor costs that are directly paid by the lessee to third parties on lessor’s behalf from variable payments. However, the lessor costs that are paid by the lessor and reimbursed by the lessee are required to be included in variable payments. Furthermore, ASC 842 allows for several practical expedients which permit the following: no reassessment of lease classification or initial direct costs and use of the standard’s effective date as the date of initial application. In March 2019, the FASB issued ASU 2019-01 (“ASU 2019-01”), Leases (Topic 842), Codification Improvements which provides clarification regarding presentation and disclosures. ASC 842 and its amendments are effective January 1, 2019.

Adoption of ASC 842.  On January 1, 2019, we adopted ASC 842 using the modified retrospective approach as of the adoption date, whereby the cumulative effect of adoption was recognized on the adoption date and prior periods were not restated.

Upon adoption of the standard, we elected the practical expedients provided for in ASC 842, including:

•	No reassessment of whether any expired or existing contracts were or contained leases;
•	No reassessment of the lease classification for any expired or existing leases;

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

•	No reassessment of initial direct costs for any existing leases; and
•	No separation of lease and non-lease components.

As a lessee, we have an office lease agreement with a 5-year remaining term which was classified as an operating lease under ASC 840. Due to election of the package of practical expedients, upon adoption of ASC 842 this lease agreement will continue to be classified as operating lease. For the three months ended March 31, 2019, we recorded $75,000 of rent expense related to this lease agreement. Adoption of ASC 842 resulted in recording a right-of use asset and a lease liability of $1,445,000 which represents the present value of the remaining minimum lease payments using our incremental borrowing rate.

As a lessor, our properties are leased subject to non-cancelable operating leases. Each lease is a triple net lease which requires the lessee to pay all taxes, insurance, maintenance and repairs, capital and non-capital expenditures and other costs necessary in the operations of the facilities. Upon adoption of ASC 842, we recorded real estate taxes that are reimbursed by our operators as Rental Income with a corresponding Property tax expense in the Consolidated Statements of Income and Comprehensive Income. For the three months ended March 31, 2019, we have recognized $4,335,000 in Rental Income related to reimbursement of real estate taxes from our operators.

Furthermore, upon adoption of ASC 842, we assessed the probability of collecting substantially all of our lease payments through maturity. As previously reported, we have been monitoring Anthem Memory Care (“Anthem”), Thrive Senior Living, LLC (“Thrive”), Preferred Care, Inc. (“Preferred Care”) and Senior Care Centers, LLC. (“Senior Care”) due to cash flow concerns, performance concerns and/or bankruptcy filing. In conjunction with adoption of ASC 842, we evaluated our straight-line rent receivable and lease incentive balances related to the noted operators and determined that we do not have the level of collectibility certainty required by the standard to record the straight-line rent receivable. Accordingly, we wrote-off the straight-line rent receivable and lease incentive balances associated with these leases. Also, since the new guidance does not provide for general reserve for straight-line rent receivable, we wrote-off our 1% general straight-line rent receivable reserve. These balances totaled $42,808,000 and were written-off to equity effective January 1, 2019 as required by ASC 842.

During the three months ended March 31, 2019, we recognized $9,600,000 of cash rent received from Anthem, Thrive, Preferred Care and Senior Care as a contra-expense titled Recovery of written-off straight-line rent receivable on the consolidated statements of income and comprehensive income as required by ASC 842.

New Accounting Standards Not Yet Adopted by Our Company

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

Owned Properties. The following table summarizes our investments in owned properties at March 31, 2019 (dollar amounts in thousands):

						Average
		Percentage	Number	Number of		Investment
	Gross	of	of	SNF	ALF	per
Type of Property	Investment	Investment	Properties (1)	Beds	Units	Bed/Unit
Assisted Living	$821,167	56.8%	104	—	5,959	$137.80
Skilled Nursing	587,410	40.6%	72	8,893	261	$64.17
Under Development (2)	25,952	1.8%	—	—	—	—
Other (3)	11,067	0.8%	1	118	—	—
Total	$1,445,596	100.0%	177	9,011	6,220

(1)	We own properties in 28 states that are leased to 29 different operators.

(2)	Represents two development projects, consisting of a 78-unit ALF/MC located in Oregon and a 110-unit ILF/ALF/MC in Wisconsin.

(3)	Includes three parcels of land held-for-use, and one behavioral health care hospital.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the three months ended March 31, 2019, we terminated a lease agreement and transitioned two operating senior housing communities under the lease agreement to a new operator. As a result of the lease termination, we wrote-off $1,926,000 straight-line rent receivable to contra-revenue in accordance with the newly adopted ASC 842.

Future minimum base rents receivable under the remaining non-cancelable terms of operating leases excluding the effects of straight-line rent receivable, amortization of lease incentives and renewal options are as follows (in thousands):

Annual Cash
Rent (1)
2019	$101,223
2020	140,189
2021	131,128
2022	121,228
2023	124,492
Thereafter	729,390

(1)	Represents contractual annual cash rent, except for four master leases which are based on agreed upon cash rents. See below for more information.

During 2017, we issued a notice of default to Anthem Memory Care (“Anthem”) resulting from Anthem’s partial payment of minimum rent. Anthem operates 11 memory care communities under a master lease. We currently estimate that Anthem will pay $7,500,000 of annual cash rent during 2019. This amount represents approximately 50% of the contractual amount due under the lease in 2019. In accordance with the newly adopted ASC 842 lease accounting guidance, at January 1, 2019, we evaluated the collectibility of straight-line rent receivable and lease incentive balances related to Anthem and determined that it was not probable that we would collect substantially all of the contractual lease obligations through maturity. Accordingly, we wrote-off the balances to equity as required by the ASC 842 transition guidance.

During 2017, Preferred Care, Inc. (“Preferred Care”) and affiliated entities filed for Chapter 11 bankruptcy as a result of a multi-million-dollar judgment in a lawsuit in Kentucky against Preferred Care and certain affiliated entities. The affiliated entities named in the lawsuit operate properties in Kentucky and New Mexico. Preferred Care leases 24 properties under two master leases from us and none of the 24 properties are located in Kentucky or New Mexico. Those 24 properties are in Arizona, Colorado, Iowa, Kansas and Texas. The Preferred Care operating entities that sublease those properties did not file for bankruptcy. The court ordered deadline for affirmation or rejection of the lease has passed without action by Preferred Care, but they continue to pay rent to us in a timely manner. In accordance with the newly adopted ASC 842 lease accounting guidance, at January 1, 2019, we evaluated the collectibility of straight-line rent receivable and lease incentive balances related to Preferred Care and determined that it was not probable that we would collect substantially all of the contractual lease obligations through maturity. Accordingly, we wrote-off the balances to equity as required by the ASC 842 transition guidance. We are working with Preferred Care on options for the portfolio which may include re-leasing or selling some of the properties.

On December 4, 2018, Senior Care Centers, LLC. and affiliates and subsidiaries (“Senior Care”) filed for Chapter 11 bankruptcy as a result of lease terminations from certain landlords and on-going operational challenges. Pursuant to the U.S. Bankruptcy Code, Senior Care has an initial period of 120

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

days from the petition date to assume or reject the lease. However, the Bankruptcy Code also provides that the court may extend this initial 120-day period for an additional 90 days. Accordingly, Senior Care has requested, and the court has approved an additional 90 days, which ends on July 2, 2019, to assume or reject the lease. As security under the lease, we hold a letter of credit in the amount of approximately $2,000,000, maintenance and repair escrows of approximately $2,200,000 and property tax escrows of approximately $1,800,000. Senior Care did not pay us December 2018 rent, but has paid us January to April 2019 rent, real estate property tax and maintenance deposits. We have previously requested a consensual termination of the lease and have requested Senior Care to reject our lease in bankruptcy. In accordance with the newly adopted ASC 842 lease accounting guidance, at January 1, 2019, we evaluated the collectibility of straight-line rent receivable and lease incentive balances related to Senior Care and determined that it was not probable that we would collect substantially all of the contractual lease obligations through maturity. Accordingly, we wrote-off the balances to equity as required by the ASC 842 transition guidance. We are evaluating our options to transition or sell the properties under the lease with Senior Care.

During the three months ended March 31, 2019, we placed Thrive Senior Living, LLC. (“Thrive”) on a cash basis due to short-payment of contractual rent in November 2018 and non-payment of rent in December 2018 totaling $700,000. This rent was subsequently received in 2019. Thrive has not paid January to April 2019 rent. Subsequent to March 31, 2019, we issued a notice of default to Thrive. In accordance with the newly adopted ASC 842 lease accounting guidance, at January 1, 2019, we evaluated the collectibility of straight-line rent receivable and lease incentive balances related to Thrive and determined that it was not probable that we would collect substantially all of the contractual lease obligations through maturity. Accordingly, we wrote-off the balances to equity as required by the ASC 842 transition guidance. We are working with Thrive and exploring our options to maximize the value of these real estate assets.

Our lease structure contains fixed annual rental escalations, which are generally recognized on a straight-line basis over the minimum lease period. Certain leases have annual rental escalations that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table summarizes components of our rental income for the three months ended March 31, 2019 and 2018 (in thousands):

Rental Income	2019		2018
Base cash rental income	$24,314	(1)	$31,455
Variable cash rental income	4,485	(2)	150	(2)
Straight-line rent receivable	1,238	(3)	3,440
Adjustment for collectibility	(1,926)	(4)	—
Amortization of lease incentives	(87)		(540)
Total	$28,024		$34,505

(1)

Decreased due to recognition of $9,600 of cash rent received from Anthem, Preferred Care, Senior Care and Thrive as contra-expense titled Recovery of written-off straight-line rent receivable on the consolidated statements of income and comprehensive income and decreased rent from properties sold in 2018, partially offset due to increased rent from acquisitions, developments and capital improvement projects. See Note 1. General for further discussion.

(2)

The 2019 variable rental income includes $150 related to contingent rental income and $4,335 related to our real estate taxes which were reimbursed by our operators. Per the provisions of ASC 842, any lessor cost, paid by the lessor and reimbursed by the lessee, must be included as a lease payment. As discussed above, we adopted ASC 842 using a modified retrospective approach as of the adoption date of January 1, 2019. Accordingly, we are not required to report this revenue stream for periods prior to January 1, 2019.

(3)

In accordance with the newly adopted ASC 842 lease accounting guidance, we evaluated the collectibility of lease payments through maturity and determined that it was not probable that we would collect substantially all of the contractual obligations from Anthem, Thrive, Preferred Care and Senior Care leases through maturity. Decreased due to these leases are placed on cash-basis.

(4)	Represents write-off of straight-line rent receivable related to a terminated lease discussed above.

Some of our lease agreements provide purchase options allowing the lessees to purchase the properties they currently lease from us. The following table summarizes information about purchase options included in our lease agreements (dollar amount in thousands):

	Type	Number
	of	of	Gross	Carrying	Option
State	Property	Properties	Investments	Value	Window
California	ALF/MC	2	$38,895	$37,248	2024-2029
Kansas	MC	2	25,692	23,727	2019-2021
Texas	MC	2	25,265	24,800	2025-2027
Virginia	ALF/MC	1	16,890	16,822	2026-2029
Total			$106,742	$102,597

Acquisitions and Developments: The following table summarizes our acquisition for the three months ended March 31, 2019 (dollar amounts in thousands):

				Total	Number	Number
		Purchase	Transaction	Acquisition	of	of
Year	Type of Property	Price	Costs (1)	Costs	Properties	Beds/Units
2019	Assisted Living (2)	$16,719	$171	$16,890	1	74

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

(2)

We entered into a joint venture (“JV”) to purchase an existing operational 74-unit ALF/MC community. The non-controlling partner contributed $919 of equity and we contributed $15,971 in cash. Our economic interest in the real estate JV is approximately 95%.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the three months ended March 31, 2019 and 2018, we invested the following in development and improvement projects (in thousands):

	Three Months Ended March 31,
	2019		2018
Type of Property	Developments	Improvements	Developments	Improvements
Assisted Living Communities	$4,507	$256	$6,803	$122
Skilled Nursing Centers	2,450	—	1,788	279
Other	—	3	—	133
Total	$6,957	$259	$8,591	$534

Completed Developments. The following table summarizes our completed development during the three months ended March 31, 2019 (dollar amounts in thousands):

	Number	Type	Number
	of	of	of		Total
Type of Project	Properties	Property	Beds/Units	State	Investment
Development	1	SNF	143	Kentucky	$22,451

Properties held-for-sale. The following table summarizes our property held-for-sale as of March 31, 2019 (dollar amounts in thousands):

	Type	Number			Number
	of	of	Gross	Accumulated	of
State	Property	Properties	Investment	Depreciation	Beds/units
Texas	ILF	1	5,746	1,916	140

Mortgage Loans. The following table summarizes our investments in mortgage loans secured by first mortgages at March 31, 2019 (dollar amounts in thousands):

			Type	Percentage	Number of			Investment
		Gross	of	of			SNF	per
Interest Rate (1)	Maturity	Investment	Property	Investment	Loans (2)	Properties (3)	Beds	Bed/Unit
9.7%	2043	$186,369	SNF	75.5%	1	15	2,029	$91.85
9.2%	2045	34,038	SNF	13.8%	1	4	501	$67.94
9.4%	2045	14,950	SNF	6.1%	1	1	157	$95.22
9.4%	2020	11,418	SNF	4.6%	1	2	205	$55.70
Total		$246,775		100.0%	4	22	2,892	$85.33

(1)	The majority of the mortgage loans provide for annual increases in the interest rate after a certain time period based upon a specified increase of 2.25%.

(2)	Some loans contain certain guarantees, provide for certain facility fees and the majority of the mortgage loans have a 30-year term.

(3)	The properties securing these mortgage loans are located in one state and are operated by one operator.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table summarizes our mortgage loan activity for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Originations and funding under mortgage loans receivable	$1,454	$9,610	(1)
Scheduled principal payments received	(65)	(37)
Mortgage loan (premiums)	—	(1)
Provision for loan loss reserve	(14)	(96)
Net increase in mortgage loans receivable	$1,375	$9,476

(1)

During 2018, we funded an additional $7,400 under an existing mortgage loan for the purchase of a 112-bed skilled nursing center in Michigan. The incremental funding bears interest at 8.7%, fixed for five years, and escalating by 2.25% thereafter.

3.Investment in Unconsolidated Joint Ventures

Our investments in unconsolidated joint ventures consists of a preferred equity investment and a mezzanine loan which is accounted for as unconsolidated joint ventures in accordance with GAAP. The following table summarizes our investments in unconsolidated joint ventures (dollar amounts in thousands):

	Type	Type		Total	Currently	Number
	of	of		Preferred	Paid in	of	Investment		Carrying
State	Properties	Investment		Return	Cash	Beds/ Units	Commitment		Value
Arizona	ALF/MC/ILF	Preferred Equity	(1)	15%	7%	585	$25,650		$24,325
Florida	ALF/IL/MC	Mezzanine	(2)	15%	15%	99	2,900	(3)	3,190	(3)
Total						684	$28,550		$27,515

(1)

We have concluded that the JV is a variable interest entity (“VIE”) in accordance with GAAP. However, because we do not control the entity, nor do we have any role in the day-to-day management, we are not the primary beneficiary of the JV. Therefore, we account for the JV investment using the equity method.

(2)

We evaluated this acquisition, development and construction (“ADC”) arrangement and determined that the characteristics are similar to jointly-owned investments or partnerships, and accordingly, this investment is accounted for as unconsolidated joint venture under the equity method of accounting instead of loan accounting.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table summarizes our capital contributions, income recognized, and cash interest received related to our investments in unconsolidated joint ventures (in thousands):

	Type
	of		Capital		Income		Cash Interest
Year	Properties		Contribution		Recognized		Received
2019	ALF/MC/ILF		$293		$553		$552
	ALF/IL/MC		—		128		121
	ALF/MC	(1)	—	(1)	404	(1)	432	(1)
Total 2019			$293		$1,085		$1,105

2018	ALF/MC/ILF		380		429		446
	ALF/IL/MC		—		128		97
	ALF/MC	(1)	—	(1)	74	(1)	—	(1)
Total 2018			$380		$631		$543

(1)   We had a $3,400 mezzanine loan commitment for the development of a 127-unit seniors housing community in Florida with a total preferred return of 15%. The mezzanine loan was an ADC arrangement which we determined it to have characteristics similar to a jointly-owned arrangement and recorded it as an unconsolidated joint venture. During the first quarter of 2019, the mezzanine loan was paid off.

4.Notes Receivable

Notes receivable consists of mezzanine loans and other loan arrangements. The following table is a summary of our notes receivable components as of March 31, 2019 and December 31, 2018 (in thousands):

	At March 31, 2019	At December 31, 2018
Mezzanine loans	$16,700	$9,868
Other loans	3,056	2,975
Notes receivable reserve	(198)	(128)
Total	$19,558	$12,715

The following tables summarizes our notes receivable activity for the three months ended March 31, 2019 and 2018 (dollar amounts in thousands):

	Three Months Ended March 31,
	2019	2018
Advances under notes receivable	$6,953	$—
Principal payments received under notes receivable	(41)	—
Notes receivable reserve	(69)	—
Total	$6,843	$—

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

5.Lease Incentives

The following summarizes lease incentives by component as of March 31, 2019 and December 31, 2018 (in thousands):

	At March 31, 2019	At December 31, 2018
Non-contingent lease incentives	$2,263	$14,443

The following table summarizes our lease incentive activity for the three months ended March 31, 2019 and 2018(in thousands):

	Three Months Ended March 31,
	2019				2018
	Funding	Amortization	Adjustment		Funding	Amortization
Non-contingent lease incentives	$—	$(87)	$(12,093)	(1)	$380	$(421)
Contingent lease incentives	—	—	—		—	(119)
Net increase (decrease) in lease incentives	$—	$(87)	$(12,093)		$380	$(540)

(1)

In accordance with the newly adopted ASC 842 lease standard adopted on January 1, 2019, we wrote-off lease incentives related to leases for which we determined it is not probable we will collect substantially all of the contractual lease obligation through maturity. See Note 1. General for further discussion.

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

6.Debt Obligations

Bank Borrowings.  During 2018, we amended and restated our unsecured credit agreement to replace the previous unsecured credit agreement, prior to its expiration on October 14, 2018. The amended credit agreement maintains the $600,000,000 aggregate commitment of the lenders under the prior agreement and provides for the opportunity to increase the commitment size of the credit agreement up to a total of $1,000,000,000. The amended credit agreement extends the maturity of the credit agreement to June 27, 2022 and provides for a one-year extension option at our discretion, subject to customary conditions. Additionally, the amended credit agreement decreases the interest rate margins and converts from the payment of unused commitment fees to a facility fee. Based on our leverage at March 31, 2019, the facility provides for interest annually at LIBOR plus 115 basis points and a facility fee of 20 basis points. At March 31, 2019, we were in compliance with all covenants.

Senior Unsecured Notes. We have a $337,500,000 shelf agreement with affiliates and managed accounts of Prudential Investment Management, Inc. (“Prudential”).

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The debt obligations by component as of March 31, 2019 and December 31, 2018 are as follows (dollar amounts in thousands):

		At March 31, 2019		At December 31, 2018
	Applicable		Available		Available
	Interest	Outstanding	for	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing	Balance	Borrowing
Bank borrowings	3.83%	$146,900	$453,100	$112,000	$488,000
Senior unsecured notes, net of debt issue costs	4.49%	528,900	98,000	533,029	93,833
Total	4.35%	$675,800	$551,100	$645,029	$581,833

(1)	Represents weighted average of interest rate as of March 31, 2019.

Our borrowings and repayments are as follows (in thousands):

	Three Months Ended March 31,
	2019		2018
Debt Obligations	Borrowings	Repayments	Borrowings	Repayments
Bank borrowings	$36,900	$(2,000)	$24,000	$—
Senior unsecured notes	—	(4,167)	—	(4,166)
Total	$36,900	$(6,167)	$24,000	$(4,166)

7.Equity

Common Stock. We have separate equity distribution agreements (collectively, “Equity Distribution Agreement”) to offer and sell, from time to time, up to $200,000,000 in aggregate offering price of shares of our common stock. As of March 31, 2019, no shares had been issued under the Equity Distribution Agreement. Accordingly, at March 31, 2019, we had $200,000,000 available under the Equity Distribution Agreement.

During the three months ended March 31, 2019 and 2018, we acquired 44,543 shares and 28,256 shares, respectively, of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

Non-controlling Interests. We have entered into partnerships to develop and/or own real estate. Given that our limited members do not have the substantive kick-out rights, liquidation rights, or participation rights, we have concluded that the partnerships are VIEs. As we exercise power over and receive benefits from the VIEs, we are considered the primary beneficiary. Accordingly, we consolidate the VIEs and record the non-controlling interests at cost.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

As of March 31, 2019, we have the following consolidated VIEs (dollar amounts in thousands):

				Gross
Investment		Property		Consolidated		Non-Controlling
Year	Purpose	Type	State	Assets		Interests
2019	Owned real estate	ALF/MC	VA	$16,890		$919
2018	Owned real estate	ILF	OR	14,400	(1)	2,857	(1)
2018	Owned real estate and development	UDP	OR	6,193	(1)	1,081	(1)
2017	Owned real estate and development	UDP	WI	19,759	(2)	2,272	(2)
2017	Owned real estate	ALF/MC	SC	11,451		1,263
Total				$68,693		$8,392

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

Available Shelf Registration. We have an automatic shelf registration statement on file with the SEC, and currently have the ability to file additional automatic shelf registration statements, to provide us with capacity to publicly offer an indeterminate amount of common stock, preferred stock, warrants, debt, depositary shares, or units. We may from time to time raise capital under our automatic shelf registration statement in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering.

Distributions. We declared and paid the following cash dividends (in thousands):

	Three Months Ended March 31,
	2019				2018
	Declared		Paid		Declared		Paid
Common Stock	$22,931	(1)	$22,931	(1)	$22,578	(1)	$22,578	(1)

(1)	Represents $0.19 per share per month for the three months ended March 31, 2019 and 2018.

In April 2019, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of April, May and June 2019, payable on April 30, May 31, and June 28, 2019, respectively, to stockholders of record on April 22, May 23, and June 20, 2019, respectively.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

At March 31, 2019, we had 20,000 stock options outstanding and exercisable. During the three months ended March 31, 2019 and 2018, no stock options were granted. The stock options exercised during the three months ended March 31, 2019 and 2018 were as follows:

Weighted
Average
	Options	Exercise	Option	Market
	Exercised	Price	Value	Value (1)
2019	—	$ n.a	$—	$—
2018	5,000	$24.65	$123,000	$205,000

(1)	As of exercise date.

The following table summarizes our restricted stock and performance-based stock units activity for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019		2018
Outstanding, January 1	325,750		244,181
Granted	139,112		147,990
Vested	(117,997)	(1)	(61,733)
Outstanding, March 31	346,865		330,438

(1)	Includes 48,225 performance-based stock units.

During the three months ended March 31, 2019 and 2018, we granted restricted stock and performance-based stock units under the 2015 Plan as follows:

	No. of	Price per
Year	Shares/Units	Share	Vesting Period
2019	78,276	$46.54	ratably over 3 years
	60,836	$46.54	TSR targets (1)
	139,112

2018	81,819	$38.18	ratably over 3 years
	66,171	$38.18	TSR targets (1)
	147,990

(1)	Vesting is based on achieving certain total shareholder return (“TSR”) targets in 4 years with acceleration opportunity in 3 years.

Compensation expense recognized related to the vesting of restricted common stock and performance-based stock units for the three months ended March 31, 2019 and 2018 were $1,689,000 and $1,376,000, respectively. At March 31, 2019, the remaining compensation expense to be recognized related to the future service period of unvested outstanding restricted common stock and performance-based stock units are as follows (in thousands):

Remaining
Compensation
Vesting Date	Expense
2019	$4,655
2020	4,461
2021	2,503
2022	189
Total	$11,808

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

8.Commitments and Contingencies

At March 31, 2019, we had commitments as follows (in thousands):

				Total
	Investment		2019	Commitment	Remaining
	Commitment		Funding	Funded	Commitment
Real estate properties (Note 2. Real Estate Investments)	$77,882	(1)	$7,216	$53,003	$24,879
Accrued incentives and earn-out liabilities	9,000		—	—	9,000
Mortgage loans (Note 2. Real Estate Investments)	64,200	(2)	1,454	20,045	44,155
Joint venture investments (Note 3. Investments in Unconsolidated Joint Ventures)	25,650		293	23,976	1,674
Notes receivable (Note 4. Notes Receivable)	300		14	39	261
Total	$177,032		$8,977	$97,063	$79,969

(1)	Represents commitments to purchase land and improvements, if applicable, and to develop, re-develop, renovate or expand seniors housing and health care properties.

(2)

Represents $35,700 of commitments to expand and renovate the seniors housing and health care properties securing the mortgage loans and $28,500 represents contingent funding upon the borrower achieving certain coverage ratios.

Also, some of our lease agreements provide purchase options allowing the lessee to purchase the properties they currently lease from us. See Note 2. Real Estate Investments for a table summarizing information about our purchase options.

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

9.Major Operators

We have three operators from each of which we derive approximately 10% or more of our combined rental revenue and interest income from mortgage loans. The following table sets forth information regarding our major operators as of March 31, 2019:

	Number of		Number of		Percentage of
			SNF	ALF	Total	Total
Operator	SNF	ALF	Beds	Units	Revenue (1)	Assets
Prestige Healthcare	24	—	3,010	93	17.9%	17.0%
Senior Lifestyle Corporation	—	23	—	1,457	11.6%	10.5%
Brookdale Senior Living	—	37	—	1,702	9.4%	4.6%
Total	24	60	3,010	3,252	38.9%	32.1%

(1)

Includes recovery of previously written-off straight-line rent receivable, rental income from owned properties and interest income from mortgage loans as of March 31, 2019 and excludes rental income due to lessee reimbursement of our real estate taxes and adjustment for collectibility.

Our financial position and ability to make distributions may be adversely affected if Prestige Healthcare, Senior Lifestyle Corporation, Brookdale Senior Living, or any of our lessees and borrowers face financial difficulties, including any bankruptcies, inability to emerge from bankruptcy, insolvency or

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

general downturn in business of any such operator, or in the event any such operator does not renew and/or extend its relationship with us.

10.Earnings per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	March 31,
	2019	2018
Net income	$20,427	$20,359
Less income allocated to non-controlling interests	(81)	—
Less income allocated to participating securities:
Non-forfeitable dividends on participating securities	(92)	(88)
Net income available to common stockholders	20,254	20,271
Effect of dilutive securities:
Participating securities	92	—	(1)
Net income for diluted net income per share	$20,346	$20,271

Shares for basic net income per share	39,532	39,451
Effect of dilutive securities:
Stock options	4	3
Performance-based stock units	181	—	(2)
Participating securities	157	—	(1)
Total effect of dilutive securities	342	3
Shares for diluted net income per share	39,874	39,454

Basic net income per share	$0.51	$0.51
Diluted net income per share	$0.51	$0.51

(1)	For the three months ended March 31, 2018, the participating securities have been excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.

(2)	At March 31, 2018, no performance-based stock units would be earned based on TSR targets.

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

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments. We do not invest our cash in auction rate securities. The carrying value and fair value of our financial instruments as of March 31, 2019 and December 31, 2018 assuming election of fair value for our financial assets and financial liabilities were as follows (in thousands):

	At March 31, 2019			At December 31, 2018
	Carrying	Fair		Carrying	Fair
	Value	Value		Value	Value
Mortgage loans receivable	$244,314	$297,355	(1)	$242,939	$295,492	(1)
Bank borrowings	146,900	146,900	(2)	112,000	112,000	(2)
Senior unsecured notes, net of debt issue costs	528,900	520,343	(3)	533,029	508,613	(3)

(1)

Our investment in mortgage loans receivable is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash inflows of the mortgage loans receivable at both March 31, 2019 and December 31, 2018 was 9.0%.

(2)

Our bank borrowings bear interest at a variable interest rate. The estimated fair value of our bank borrowings approximated their carrying values at March 31, 2019 and December 31, 2018 based upon prevailing market interest rates for similar debt arrangements.

(3)

Our obligation under our senior unsecured notes is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is measured based upon management’s estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities. At March 31, 2019, the discount rate used to value our future cash outflow of our senior unsecured notes was 4.60% for those maturing before year 2026 and 4.80% for those maturing at or beyond year 2026. At December 31, 2018, the discount rate used to value our future cash outflow of our senior unsecured notes was 5.15% for those maturing before year 2026 and 5.40% for those maturing at or beyond year 2026.

12.Subsequent Events

Subsequent to March 31, 2019 the following events occurred:

Equity: We declared a monthly cash dividend of $0.19 per share on our common stock for the months of April, May and June 2019, payable on April 30, May 31, and June 28, 2019, respectively to stockholders of record on April 22, May 23, and June 20, 2019, respectively.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward Looking Disclosure

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking. You can identify some of the forward-looking statements by their use of forward-looking words, such as “believes,” “expects,” “may,” “will,” “could,” “would,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or the negative of those words or similar words. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to, the status of the economy; the status of capital markets (including prevailing interest rates) and our access to capital; the income and returns available from investments in health care related real estate (including our ability to re-lease properties upon expiration of a lease term); the ability of our borrowers and lessees to meet their obligations to us; our reliance on a few major operators; our dependence on operators for revenue and cash flow; the bankruptcy, insolvency or financial deterioration of our lessees; potential limitations on our remedies when mortgage loans default; competition faced by our borrowers and lessees within the health care industry; regulation of the health care industry by federal, state and local governments; changes in Medicare and Medicaid reimbursement amounts (including due to federal and state budget constraints); compliance with and changes to regulations and payment policies within the health care industry; debt that we may incur and changes in financing terms; our ability to continue to qualify as a real estate investment trust; the relative illiquidity of our real estate investments; and risks and liabilities in connection with properties owned through limited liability companies and partnerships. For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and in our publicly available filings with the Securities and Exchange Commission. We do not undertake any responsibility to update or revise any of these factors or to announce publicly any revisions to forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Overview

Business and Investment Strategy

We are a self-administered health care real estate investment trust (“REIT”) that invests in seniors housing and health care properties through sale-leaseback transactions, mortgage financing and structured finance solutions including mezzanine lending. We conduct and manage our business as one operating segment, rather than multiple operating segments, for internal reporting and internal decision-making purposes. Our primary objectives are to create, sustain and enhance stockholder equity value and provide current income for distribution to stockholders through real estate investments in seniors housing and health care properties managed by experienced operators.

The following graph summarizes our gross investments as of March 31, 2019:

Our primary seniors housing and health care property classifications include skilled nursing centers (“SNF”), assisted living communities (“ALF”), independent living communities (“ILF”), memory care communities (“MC”) and combinations thereof. ALF, ILF, MC, and combinations thereof are included in the ALF communities classification. As of March 31, 2019, seniors housing and long-term health care properties comprised approximately 99.3% of our real estate investment portfolio. We have been operating since August 1992.

Substantially all of our revenues and sources of cash flows from operations are derived from operating lease rentals, interest earned on outstanding loans receivable an income from investments in unconsolidated joint ventures. Our investments in owned properties and mortgage loans represent our primary source of liquidity to fund distributions and are dependent upon the performance of the operators on their lease and loan obligations and the rates earned thereon. To the extent that the operators experience operating difficulties and are unable to generate sufficient cash to make payments to us, there could be a material adverse impact on our consolidated results of operations, liquidity and/or financial condition. To mitigate this risk, we monitor our investments through a variety of methods determined by property type and operator. Our monitoring process includes periodic review of financial statements for each facility, periodic review of operator credit, scheduled property inspections and review of covenant compliance.

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

Real Estate Portfolio Overview

The following tables summarize our real estate investment portfolio by owned properties and mortgage loans and by type, as of March 31, 2019 (dollar amounts in thousands):

			Three Months Ended
		Percentage	March 31, 2019		Percentage	Number	Number of
	Gross	of	Rental	Interest	of	of	SNF	ALF
Owned Properties	Investments	Investments	Income (1)	Income	Revenues	Properties (2)	Beds (3)	Units (3)
Assisted Living	$821,167	48.5%	$17,356	$—	40.8%	104	—	5,959
Skilled Nursing	587,410	34.7%	17,624	—	41.4%	72	8,893	261
Under Development (4)	25,952	1.5%	—	—	—%	—	—	—
Other (5)	11,067	0.7%	235	—	0.6%	1	118	—
Total Owned Properties	1,445,596	85.4%	35,215	—	82.8%	177	9,011	6,220

Mortgage Loans
Skilled Nursing	246,775	14.6%	—	7,311	17.2%	22	2,892	—
Total Mortgage Loans	246,775	14.6%	—	7,311	17.2%	22	2,892	—

Total Portfolio	$1,692,371	100.0%	$35,215	$7,311	100.0%	199	11,903	6,220

			Three Months Ended
		Percentage	March 31, 2019		Percentage	Number	Number of
	Gross	of	Rental	Interest	of	of	SNF	ALF
Summary of Properties by Type	Investments	Investments	Income (1)	Income	Revenues	Properties (2)	Beds (3)	Units (3)
Skilled Nursing	$834,185	49.3%	$17,624	$7,311	58.6%	94	11,785	261
Assisted Living	821,167	48.5%	17,356	—	40.8%	104	—	5,959
Under Development (4)	25,952	1.5%	—	—	—%	—	—	—
Other (5)	11,067	0.7%	235	—	0.6%	1	118	—
Total Portfolio	$1,692,371	100.0%	$35,215	$7,311	100.0%	199	11,903	6,220

(1)

Includes $9,600 recovery of written-off straight-line rent receivable and excludes variable rental income of $4,335 related to our real estate taxes which were reimbursed by our operators and adjustment for collectibility.

(2)	We have investments in 28 states leased or mortgaged to 29 different operators.

(3)	See Item 1. Financial Statements – Note 2. Real Estate Investments for discussion of bed/unit count.

(4)	Represents two development projects consisting of a 78-unit ALF/MC located in Oregon and a 110-unit ILF/ALF/MC located in Wisconsin.

(5)	Includes three parcels of land held-for-use and one behavioral health care hospital.

As of March 31, 2019, we had $1.4 billion in carrying value of net real estate investments, consisting of $1.1 billion or 82.1% invested in owned and leased properties and $0.2 billion or 17.9% invested in mortgage loans secured by first mortgages. Our investment in mortgage loans contain interest rates between 9.2% and 9.7%. Approximately 95.4% of those mortgage loans mature in 2043 and beyond.

For the three months ended March 31, 2019, rental income and interest income from mortgage loans represented 78.2% and 20.4%, respectively, of total gross revenues. In most instances, our lease structure contains fixed annual rental escalations, which are generally recognized on a straight-line basis over the minimum lease period. Certain leases have annual rental escalations that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property.  This revenue is not recognized until the appropriate contingencies have been resolved.

During the three months ended March 31, 2019, there were no lease renewals. During the three months ended March 31, 2019, we transitioned two senior housing communities to a new operator. This transition had no economic impact on our rental income. As a result of this transition, we wrote-off $1.9 million of straight-line rent receivable as a contra-revenue adjustment, in accordance with the newly adopted Accounting Standard Codification (“ASC”). For the three months ended March 31, 2019, we recorded $1.2 million in straight-line rental income and amortization of lease incentive cost of $0.1 million. During the three months ended March 31, 2019, we received $28.8 million of cash rental income, which includes $4.3 million of operator reimbursements for our real estate taxes and excludes $9.6 million of cash rent received and recognized as a contra-expense on the consolidated statements of income and comprehensive income titled Recovery of written-off straight-line rent receivable. See Note 1. General for further discussion. At March 31, 2019, the straight-line rent receivable balance, net of reserves, on the balance sheet was $42.5 million.

Update on Certain Operators

During 2017, we issued a notice of default to Anthem Memory Care (“Anthem”) resulting from Anthem’s partial payment of minimum rent. Anthem operates 11 memory care communities under a master lease. We currently estimate that Anthem will pay $7.5 million of annual cash rent during 2019. This amount represents approximately 50% of the contractual amount due under the lease in 2019. In accordance with the newly adopted ASC Topic 842, Leases (“ASC 842”) lease accounting guidance, at January 1, 2019, we evaluated the collectibility of straight-line rent receivable and lease incentive balances related to Anthem and determined that it was not probable that we would collect substantially all of the contractual lease obligations through maturity. Accordingly, we wrote-off the balances to equity as required by the ASC 842 transition guidance.

During 2017, Preferred Care, Inc. (“Preferred Care”) and affiliated entities filed for Chapter 11 bankruptcy as a result of a multi-million-dollar judgment in a lawsuit in Kentucky against Preferred Care and certain affiliated entities. The affiliated entities named in the lawsuit operate properties in Kentucky and New Mexico. Preferred Care leases 24 properties under two master leases from us and none of the 24 properties are located in Kentucky or New Mexico. Those 24 properties are in Arizona, Colorado, Iowa, Kansas and Texas. The Preferred Care operating entities that sublease those properties did not file for bankruptcy. The court ordered deadline for affirmation or rejection of the lease has passed without action by Preferred Care, but they continue to pay rent to us in a timely manner. In accordance with the newly adopted ASC 842 lease accounting guidance, at January 1, 2019, we evaluated the collectibility of straight-line rent receivable and lease incentive balances related to Preferred Care and determined that it was not probable that we would collect substantially all of the contractual lease obligations through maturity. Accordingly, we wrote-off the balances to equity as required by the ASC 842 transition guidance. Furthermore, we placed Preferred Care on a cash basis on January 1, 2019. We are working with Preferred Care on options for the portfolio which may include re-leasing or selling some of the properties.

On December 4, 2018, Senior Care Centers, LLC. and affiliates and subsidiaries (“Senior Care”) filed for Chapter 11 bankruptcy as a result of lease terminations from certain landlords and on-going operational challenges. Pursuant to the U.S. Bankruptcy Code, Senior Care has an initial period of 120 days from the petition date to assume or reject the lease. However, the Bankruptcy Code also provides that the court may extend this initial 120-day period for an additional 90 days. Accordingly, Senior Care has requested, and the court has approved an additional 90 days, which ends on July 2, 2019, to assume or reject the lease. In December 2018 we placed Senior Care on a cash basis. As security under the lease, we hold a letter of credit in the amount of approximately $2.0 million, maintenance and repair escrows of approximately $2.2 million and property tax escrows of approximately $1.8 million. Senior Care did not pay us December 2018 rent, but has paid us January to April 2019 rent, real estate property tax and maintenance deposits. We have previously requested a consensual termination of the lease and have requested Senior Care to reject our lease in bankruptcy. In accordance with the newly adopted ASC 842 lease accounting guidance, at January 1, 2019, we evaluated the collectibility of straight-line rent receivable and lease incentive balances related to Senior Care and determined that it was not probable that we would collect substantially all of the contractual lease obligations through maturity. Accordingly, we wrote-off the balances to equity as required by the ASC 842 transition guidance. We are evaluating our options to transition or sell the properties under the lease with Senior Care.

During the three months ended March 31, 2019, we placed Thrive Senior Living, LLC. (“Thrive”) on a cash basis due to short-payment of contractual rent in November 2018 and non-payment of rent in December 2018 totaling $0.7 million. This rent was subsequently received in 2019. Thrive has not paid January to April 2019 rent. Subsequent to March 31, 2019, we issued a notice of default to Thrive. In accordance with the newly adopted ASC 842 lease accounting guidance, at January 1, 2019, we evaluated the collectibility of straight-line rent receivable and lease incentive balances related to Thrive and determined that it was not probable that we would collect substantially all of the contractual lease obligations through maturity. Accordingly, we wrote-off the balances to equity as required by the ASC 842 transition guidance. We are working with Thrive and exploring our options to maximize the value of these real estate assets.

2019 Activities Overview

The following tables summarize our transactions during the three months ended March 31, 2019 (dollar amounts in thousands):

Investment in Owned Properties

	Number		Type	Number	Initial		Total	Total
	of		of	of	Cash	Purchase	Transaction	Acquisition
State	Properties		Properties	Beds/Units	Yield	Price	Costs	Costs
Virginia	1	(1)	ALF/MC	74	7.4%	$16,719	$171	$16,890

(1)

We entered into a joint venture (“JV”) to purchase an existing operational 74-unit ALF/MC community. The non-controlling partner contributed $919 of equity and we contributed $15,971 in cash. Our economic interest in the real estate JV is approximately 95%.

Investment in Development and Improvement projects

	Developments	Improvements
Assisted Living Communities	$4,507	$256
Skilled Nursing Centers	2,450	—
Other	—	3
Total	$6,957	$259

Completed Developments

	Number	Type	Number
	of	of	of		Total
Type of Project	Properties	Property	Beds/Units	State	Investment
Development	1	SNF	143	Kentucky	$22,451

Investment in Mortgage Loans

Originations and funding under mortgage loans receivable	$1,454
Scheduled principal payments received	(65)
Provision for loan loss reserve	(14)
Net increase in mortgage loans receivable	$1,375

Investment in Unconsolidated Joint Ventures

	Type	Type	Total	Currently	Number								Received
	of	of	Preferred	Paid in	of	Investment		Carrying		Capital	Recognized		Cash
State	Properties	Investment	Return	Cash	Beds/ Units	Commitment		Value		Contribution	Income		Interest
Arizona	ALF/MC/ILF	Preferred Equity	15%	7%	585	$25,650		$24,325		$293	$553		$552
Florida	ALF/IL/MC	Mezzanine	15%	15%	99	2,900	(1)	3,190	(1)	—	128		121
Florida (2)	UDP/ALF/MC	Mezzanine	n.a	n.a %	n.a	—		—		—	404	(2)	432	(2)
					684	$28,550		$27,515		$293	$1,085		$1,105

(1)

Since interest payments were deferred and no interest was recorded for the first twelve months of the loan, we used the effective interest method in accordance with GAAP to recognize interest income and recorded the difference between the effective interest income and cash interest income to the loan principal balance.

(2)

We had a $3,400 mezzanine loan commitment for the development of a 127-unit seniors housing community in Florida with a total preferred return of 15%. During the first quarter of 2019, the mezzanine loan was paid off.

Notes Receivable

Advances under notes receivable	$6,953
Principal payments received under notes receivable	(41)
Notes receivable reserve	(69)
Total	$6,843

Health Care Regulatory Climate

The Centers for Medicare & Medicaid Services (“CMS”) annually updates Medicare skilled nursing facility prospective payment system rates and other policies. On July 31, 2018, CMS released a final rule updating skilled nursing facility rates and policies for fiscal year 2019. The final rule adopts a 2.4% payment increase, as mandated by the Bipartisan Budget Act of 2018. CMS projects this update will increase overall payments to skilled nursing facilities by $820 million in fiscal year 2019 as compared to fiscal year 2018 levels. Furthermore, CMS finalized a plan to replace the existing Resource Utilization Groups, Version IV (“RUG–IV”) case mix classification system with a new model beginning in fiscal year 2020. The new case mix classification system, called the “Patient-Driven Payment Model,” will base Medicare payment on resident needs rather than the amount of therapy a resident receives. CMS also confirmed that the SNF Value-Based Purchasing (“VBP”) Program would go into effect beginning October 1, 2018, as required by statute. Under the VBP Program, CMS reduces Medicare payments to skilled nursing facilities by 2% and returns approximately 60% of the withheld amount to skilled nursing facilities based on their relative performance on a readmission measure. The remaining portion of the withheld amount will be retained in the Medicare Trust Fund. On April 19, 2019, CMS released a proposed rule to update skilled nursing facility rates and policies for fiscal year 2020, which starts October 1, 2019. CMS estimates that payments to skilled nursing facilities would rise by $887 million, or 2.5%, compared with fiscal year 2019 levels. CMS proposes to implement the Patient-Driven Payment Model in fiscal year 2020, as previously adopted, but CMS proposes to modify the definition of group therapy. CMS also proposes certain policy changes to the VBP and quality reporting program requirements that would affect Medicare payments to skilled nursing facilities.  CMS is expected to release the final rule by August 1, 2019.

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

Concentration Risk. We evaluate by gross investment our concentration risk in terms of asset mix, real estate investment mix, operator mix and geographic mix. Concentration risk is valuable to understand what portion of our real estate investments could be at risk if certain sectors were to experience downturns. Asset mix measures the portion of our investments that are real property or mortgage loans. The National Association of Real Estate Investment Trusts (“NAREIT”), an organization representing U.S. REITs and publicly traded real estate companies, classifies a company with 50% or more of assets directly or indirectly in the equity ownership of real estate as an equity REIT. Investment mix measures the portion of our investments that relate to our various property classifications. Operator mix measures the portion of our investments that relate to our top five operators. Geographic mix measures the portion of our real estate investment that relate to our top five states.

The following table reflects our recent historical trends of concentration risk (gross investment, in thousands):

	3/31/19	12/31/18	9/30/18	6/30/18	3/31/18
Asset mix:
Real property	$1,445,596	$1,421,456	$1,414,267	$1,401,303	$1,401,506
Loans receivable	246,775	245,386	245,053	236,178	235,734
Real estate investment mix:
Skilled nursing centers	$834,185	$810,570	$814,194	$814,208	$813,542
Assisted living communities	821,167	804,021	802,484	787,373	795,036
Under development	25,952	41,186	31,602	25,077	17,922
Other (1)	11,067	11,065	11,040	10,823	10,740
Operator mix:
Prestige Healthcare (1)	$259,907	$258,519	$258,186	$249,311	$247,769
Senior Lifestyle Corporation	190,368	190,368	189,945	189,945	189,226
Senior Care Centers	138,109	138,109	138,109	138,109	138,109
Anthem Memory Care	136,397	136,397	135,946	135,342	131,527
Brookdale Senior Living	126,991	126,991	126,991	126,991	126,991
Remaining operators	840,599	816,458	810,143	797,783	803,618
Geographic mix:
Texas	$292,091	$292,317	$292,317	$292,317	$267,051
Michigan	247,718	246,329	245,996	237,121	235,579
Wisconsin	146,750	143,657	137,056	133,794	130,941
Colorado	114,923	114,923	114,923	114,923	114,923
California	102,254	102,254	102,254	102,254	102,254
Remaining states	788,635	767,362	766,774	757,072	786,492

(1)	We have three parcels of land located adjacent to properties securing the Prestige Healthcare mortgage loan and are managed by Prestige.

Credit Strength. We measure our credit strength both in terms of leverage ratios and coverage ratios. Our leverage ratios include debt to gross asset value and debt to market capitalization. The leverage ratios indicate how much of our consolidated balance sheet capitalization is related to long-term obligations. Our coverage ratios include interest coverage ratio and fixed charge coverage ratio. The coverage ratios indicate our ability to service interest and fixed charges (interest). The coverage ratios are based on earnings before interest, taxes, depreciation and amortization for real estate (“EBITDAre”) as defined by NAREIT. EBITDAre is calculated as net income available to common stockholders (computed in accordance with GAAP) excluding (i) interest expense, (ii) income tax expense, (iii) real estate depreciation and amortization, (iv) impairment write-downs of depreciable real estate, (v) gains or losses on the sale of depreciable real estate, and (vi) adjustments for unconsolidated partnerships and joint ventures. Leverage ratios and coverage ratios are widely used by investors, analysts and rating agencies in the valuation, comparison, rating and investment recommendations of companies. The following table reflects the recent historical trends for our credit strength measures:

Balance Sheet Metrics

	Quarter Ended
	3/31/19			12/31/18			9/30/18		6/30/18			3/31/18
Debt to gross asset value	37.1%		(1)	35.2%		(4)	36.4%		36.1%		(7)	38.3%
Debt to market capitalization ratio	27.1%		(2)	28.1%		(5)	27.7%		27.8%		(8)	31.4%
Interest coverage ratio (9)	4.9	x	(3)	5.2	x	(6)	4.8	x	4.7	x		4.7	x
Fixed charge coverage ratio (9)	4.9	x	(3)	5.2	x	(6)	4.8	x	4.7	x		4.7	x

(1)

Increased due to increase in outstanding debt and decrease in gross asset value. The decrease in gross asset value was primarily due to adoption of ASC 842 during the three months ended March 31, 2019. ASC 842 requires a lease-by-lease collectibility analysis of receivables and related balances. Based on our assessment, we determined that it was not probable that we would collect substantially all of the contractual lease obligations for certain leases through maturity. Accordingly, we wrote-off the balance of straight-line rent receivable and lease incentives related to these leases as a cumulative adjustment to equity, as required by the transition guidance.

(2)	Decreased due to increase in market capitalization.

(3)	Decreased due to decrease in other income compared to the fourth quarter of 2018. See (6) below for explanation.

(4)	Decreased due to decrease in outstanding debt partially offset by decrease in gross asset value.

(5)	Increased due to decrease in market capitalization, partially offset by decrease in outstanding debt.

(6)	Increased due to decrease in interest expense and increase in other income from the net write-off of Senior Lifestyle contingent lease incentive and the related earn-out liability.

(7)	Decreased due to decrease in outstanding debt and increase in gross asset value from acquisitions partially offset by sold properties and loan payoffs.

(8)	Decreased due to decrease in outstanding debt and increase in market capitalization.

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

	Quarter Ended
	3/31/19		12/31/18		9/30/18		6/30/18		3/31/18
Net income	$20,427		$30,844		$34,937		$68,936		$20,359
Less: Gain loss on sale	—		(7,984)		(14,353)		(48,345)		—
Add: Interest expense	7,467		7,215		7,497		7,655		7,829
Add: Depreciation and amortization	9,607		9,396		9,447		9,268		9,444
Total EBITDAre	$37,501		$39,471		$37,528		$37,514		$37,632

Interest expense	$7,467		$7,215		$7,497		$7,655		$7,829
Add: Capitalized interest	260		398		298		293		259
Interest incurred	$7,727		$7,613		$7,795		$7,948		$8,088

Interest coverage ratio	4.9	x	5.2	x	4.8	x	4.7	x	4.7	x

Interest incurred	$7,727		$7,613		$7,795		$7,948		$8,088
Total fixed charges	$7,727		$7,613		$7,795		$7,948		$8,088

Fixed charge coverage ratio	4.9	x	5.2	x	4.8	x	4.7	x	4.7	x

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

Operating Results (unaudited, in thousands)

	Three Months Ended
	March 31,
	2019	2018	Difference
Revenues:
Rental income	$28,024	$34,505	$(6,481)	(1) (2)
Interest income from mortgage loans	7,311	6,816	495	(3)
Interest and other income	521	489	32
Total revenues	35,856	41,810	(5,954)

Expenses:
Recovery of written-off straight-line rent receivable	(9,600)	—	9,600	(1)
Interest expense	7,467	7,829	362	(4)
Depreciation and amortization	9,607	9,444	(163)
Provision for doubtful accounts	83	8	(75)
Transaction costs	—	4	4
Property tax expense	4,386	—	(4,386)	(2)
General and administrative expenses	4,571	4,797	226	(5)
Total expenses	16,514	22,082	5,568

Operating income	19,342	19,728	(386)
Income from unconsolidated joint ventures	1,085	631	454	(6)
Net income	20,427	20,359	68
Income allocated to non-controlling interests	(81)	—	(81)
Net income attributable to LTC Properties, Inc.	20,346	20,359	(13)
Income allocated to participating securities	(92)	(88)	(4)
Net income available to common stockholders	$20,254	$20,271	$(17)

(1)

Decreased due to recognition of $9,600 of cash rent received from Anthem, Preferred Care, Senior Care and Thrive as contra- expense, in accordance with the newly adopted ASC 842 and decreased rent from properties sold in 2018, partially offset by (2) below and increased rent from acquisitions, developments and capital improvement projects.

(2)

Increased due to recording $4,335 real estate taxes that are reimbursed by our operators as rental income with a corresponding property tax expense. We adopted ASC 842 using a modified retrospective approach as of the adoption date of January 1, 2019. Accordingly, we are not required to report the expense and revenue stream for periods prior to January 1, 2019.

(3)	Increased primarily due to mortgage originations and capital improvement funding.

(4)	Decreased due to a decrease in line of credit interest rate and lower debt outstanding under our senior unsecured notes.

(5)	Decreased primarily due to lower accrual of incentive compensation in 2019.

(6)	Increased primarily due to the additional interest related to a mezzanine loan which was paid off during the three months ended March 31, 2019.

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

The following table reconciles GAAP net income available to common stockholders to NAREIT FFO available to common stockholders (unaudited, amounts in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2019		2018
GAAP net income available to common stockholders	$20,254		$20,271
Add: Depreciation and amortization	9,607		9,444
NAREIT FFO attributable to common stockholders	$29,861		$29,715
NAREIT FFO attributable to common stockholders per share:
Basic	$0.76		$0.75
Diluted	$0.75	(1)	$0.75	(1)
Weighted average shares used to calculate NAREIT FFO per share:
Basic	39,532		39,451
Diluted	39,874	(2)	39,603	(3)

(1)	Includes the effect of the participating securities.

(2)	Includes the effect of stock option equivalents, participating securities and performance-based stock units.

(3)	Includes the effect of stock option equivalents and participating securities.

Liquidity and Capital Resources

Sources and Uses of Cash

As of March 31, 2019, we had a total of $6.7 million of cash and cash equivalents, $453.1 million available under our unsecured revolving line of credit, $98.0 million available under our senior unsecured note shelf agreement and the potential ability to access the capital markets through the issuance of $200.0 million of common stock under our Equity Distribution Agreement. Furthermore, we have the ability to access the capital markets through the issuance of debt and/ or equity securities under an automatic shelf registration statement.

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

	Three Months Ended March 31,		Change
Cash provided by (used in):	2019	2018	$
Operating activities	$26,787	$21,593	$5,194
Investing activities	(28,416)	(19,337)	(9,079)
Financing activities	5,688	(3,685)	9,373
Increase (decrease) in cash, cash equivalents and restricted cash	4,059	(1,429)	5,488
Cash, cash equivalents and restricted cash, beginning of period	4,764	5,213	(449)
Cash, cash equivalents and restricted cash, end of period	$8,823	$3,784	$5,039

Debt Obligations

Bank Borrowings. We have an Unsecured Credit Agreement that provides for a revolving line of credit up to $600.0 million in aggregate commitment of the lenders and the opportunity to increase the commitment size of the credit agreement up to a total of $1.0 billion. The Unsecured Credit Agreement matures on June 27, 2022 and provides for a one-year extension option at our discretion, subject to customary conditions. Based on our leverage at March 31, 2019, the facility provides for interest annually at LIBOR plus 115 basis points and a facility fee of 20 basis points. At March 31, 2019, we were in compliance with all covenants.

Senior Unsecured Notes. We have a $337.5 million shelf agreement with affiliates and managed accounts of Prudential Investment Management, Inc. (“Prudential”) with $98.0 million available for borrowing.

The debt obligations by component as of March 31, 2019 are as follows (dollar amounts in thousands):

	Applicable		Available
	Interest	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing
Bank borrowings	3.83%	$146,900	$453,100
Senior unsecured notes, net of debt issue costs	4.49%	528,900	98,000
Total	4.35%	$675,800	$551,100

(1)	Represents weighted average of interest rate as of March 31, 2019.

Our debt borrowings and repayments during the three months ended March 31, 2019 are as follows (in thousands):

Debt Obligations	Borrowings	Repayments
Bank borrowings	$36,900	$(2,000)
Senior unsecured notes	—	(4,167)
Total	$36,900	$(6,167)

Equity

At March 31, 2019, we had 39,738,695 shares of common stock outstanding, equity on our balance sheet totaled $788.2 million and our equity securities had a market value of $1.8 billion. During the three months ended March 31, 2019, we declared and paid $22.9 million of cash dividends.

Subsequent to March 31, 2019, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of April, May and June 2019, payable on April 30, May 31, and June 28, 2019, respectively, to stockholders of record on April 22, May 23, and June 20, 2019, respectively.

At-The-Market Program.  On March 1, 2019, we entered into new separate equity distribution agreements (collectively, “Equity Distribution Agreement”) with four sales agents, replacing prior equity distribution agreements dated August 1, 2016.  Under the terms of the new Equity Distribution Agreement, we may offer and sell, from time to time, up to $200.0 in aggregate offering price of shares of our common stock. As of March 31, 2019, no shares had been issued under the Equity Distribution Agreement. Accordingly, at March 31, 2019, we had $200.0 available under the Equity Distribution Agreement.

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

Stock-Based Compensation. During the three months ended March 31, 2019, we granted restricted stock and performance-based stock units under the 2015 Plan as follows:

No. of	Price per
Shares	Share	Vesting Period
78,276	$46.54	ratably over 3 years
60,836	$46.54	TSR targets (1)
139,112

(1)	Vesting is based on achieving certain total shareholder return (“TSR”) targets in 4 years with acceleration opportunity in 3 years.

Critical Accounting Policies

Our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q are prepared in conformity with U.S. generally accepted accounting principles for interim financial information set forth in the Accounting Standards Codification as published by the Financial Accounting Standards Board, which require us to make estimates and assumptions regarding future events that affect the amounts reported in our financial statements and accompanying footnotes. We base these estimates on our experience and assumptions regarding future events we believe to be reasonable under the circumstances. Actual results could differ from those estimates and such differences may be material to the consolidated financial statements. We have described our most critical accounting policies in our 2018 Annual Report on Form 10-K for the year ended December 31, 2018.

There have been no changes to our critical accounting policies or estimates since December 31, 2018, with exception of the adoption of ASC Topic 842, Leases. Please refer to Note 1. General of these unaudited consolidated financial statements under Part 1, Item 1 of this Quarterly Report on Form 10-Q for information regarding recently adopted standards.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the three months ended March 31, 2019. For additional information, refer to Item 7A as presented in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Item 1A. RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2019, we did not make any unregistered sales of equity securities.

During the three months ended March 31, 2019, we acquired shares of common stock held by employees who tendered shares to satisfy tax withholding obligations. Specifically, the number of shares of common stock acquired from employees and the average prices paid per share for each month in the quarter ended March 31, 2019 are as follows:

			Total Number
			of Shares	Maximum
			Purchased as	Number of
		Average	Part of	Shares that May
	Total Number	Price	Publicly	Yet Be
	of Shares	Paid per	Announced	Purchased
Period	Purchased	Share	Plan	Under the Plan
January 1- January 31, 2019	722	$43.25	—	—
February 1 - February 28, 2019	20,345	$46.70	—	—
March 1 -March 31, 2019	23,476	$44.42	—	—
Total	44,543		—	—

Item 6. Exhibits

3.1	LTC Properties, Inc. Articles of Restatement (incorporated by reference to Exhibit 3.1.2 to LTC Properties Inc.’s Current Report on Form 8‑K (File No. 1‑11314) filed June 6, 2016)

3.2	Bylaws of LTC Properties, Inc., as restated June 2, 2015 (incorporated by reference to Exhibit 3.2 to LTC Properties Inc.’s Current Report on Form 8-K (File No. 1-11314) filed June 5, 2015)

10.1

Equity Distribution Agreement, dated March 1, 2019, by and between LTC Properties, Inc.

and JMP Securities LLC. (incorporated by reference to Exhibit 1.1 to LTC Properties Inc.’s

Current Report on Form 8-K filed March 1, 2019)

10.2

Equity Distribution Agreement, dated March 1, 2019, by and between LTC Properties, Inc.

and Credit Agricole Securities (USA) Inc. (incorporated by reference to Exhibit 1.2 to LTC Properties Inc.’s Current Report on Form 8-K filed March 1, 2019)

10.3

Equity Distribution Agreement, dated March 1, 2019, by and between LTC Properties, Inc.

and KeyBanc Capital Markets Inc. (incorporated by reference to Exhibit 1.3 to LTC Properties Inc.’s Current Report on Form 8-K filed March 1, 2019)

10.4

Equity Distribution Agreement, dated March 1, 2019, by and between LTC Properties, Inc.

and Mizuho Securities USA Inc. (incorporated by reference to Exhibit 1.4 to LTC Properties Inc.’s Current Report on Form 8-K filed March 1, 2019)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from LTC Properties, Inc.’s Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2019 and December 31, 2018; (ii) Consolidated Statements of Income for the three months ended March 31, 2019 and 2018; (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018; and (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC.
Registrant

Dated: May 9, 2019	By:	/s/ Pamela Kessler
Pamela Kessler
Executive Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)