Form 10-Q
period 2019-06-30
LTC PROPERTIES INC
filed 2019-08-08
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ◻	Non-accelerated filer ◻	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

The number of shares of common stock outstanding on August 1, 2019 was 39,752,191.

LTC PROPERTIES, INC.

FORM 10-Q

June 30, 2019

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share)

	June 30, 2019	December 31, 2018
	(unaudited)	(audited)
ASSETS
Investments:
Land	$126,028	$125,358
Buildings and improvements	1,320,895	1,290,352
Accumulated depreciation and amortization	(332,364)	(312,959)
Operating real estate property, net	1,114,559	1,102,751
Properties held-for-sale, net of accumulated depreciation: 2019—$1,916; 2018—$1,916	3,830	3,830
Real property investments, net	1,118,389	1,106,581

Mortgage loans receivable, net of loan loss reserve: 2019—$2,539; 2018—$2,447	252,016	242,939
Real estate investments, net	1,370,405	1,349,520
Notes receivable, net of loan loss reserve: 2019—$204; 2018—$128	20,157	12,715
Investments in unconsolidated joint ventures	27,521	30,615
Investments, net	1,418,083	1,392,850

Other assets:
Cash and cash equivalents	3,207	2,656
Restricted cash	2,108	2,108
Debt issue costs related to bank borrowings	2,597	2,989
Interest receivable	23,640	20,732
Straight-line rent receivable, net of allowance for doubtful accounts: 2019—$0; 2018—$746	43,730	73,857
Lease incentives	2,652	14,443
Prepaid expenses and other assets	3,463	3,985
Total assets	$1,499,480	$1,513,620
LIABILITIES
Bank borrowings	$146,900	$112,000
Senior unsecured notes, net of debt issue costs: 2019—$862; 2018—$938	528,938	533,029
Accrued interest	5,290	4,180
Accrued expenses and other liabilities	30,742	31,440
Total liabilities	711,870	680,649
EQUITY
Stockholders’ equity:
Common stock: $0.01 par value; 60,000 shares authorized; shares issued and outstanding: 2019—39,747; 2018—39,657	397	397
Capital in excess of par value	863,993	862,712
Cumulative net income	1,253,748	1,255,764
Cumulative distributions	(1,338,967)	(1,293,383)
Total LTC Properties, Inc. stockholders’ equity	779,171	825,490
Non-controlling interests	8,439	7,481
Total equity	787,610	832,971
Total liabilities and equity	$1,499,480	$1,513,620

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(amounts in thousands, except per share, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Rental income	$38,277	$33,930	$75,901	$68,435
Interest income from mortgage loans	7,351	7,007	14,662	13,823
Interest and other income	638	535	1,159	1,024
Total revenues	46,266	41,472	91,722	83,282
Expenses:
Interest expense	7,710	7,655	15,177	15,484
Depreciation and amortization	9,860	9,268	19,467	18,712
Provision (recovery) for doubtful accounts	84	(38)	167	(30)
Transaction costs	200	6	200	10
Property tax expense	3,910	—	8,296	—
General and administrative expenses	4,596	4,716	9,167	9,513
Total expenses	26,360	21,607	52,474	43,689
Other operating income:
Gain on sale of real estate, net	500	48,345	500	48,345
Operating income	20,406	68,210	39,748	87,938
Income from unconsolidated joint ventures	128	726	1,213	1,357
Net income	20,534	68,936	40,961	89,295
Income allocated to non-controlling interests	(88)	—	(169)	—
Net income attributable to LTC Properties, Inc.	20,446	68,936	40,792	89,295
Income allocated to participating securities	(94)	(278)	(186)	(366)
Net income available to common stockholders	$20,352	$68,658	$40,606	$88,929

Earnings per common share:
Basic	$0.51	$1.74	$1.03	$2.25
Diluted	$0.51	$1.73	$1.02	$2.25

Weighted average shares used to calculate earnings per common share:
Basic	39,577	39,471	39,555	39,461
Diluted	39,769	39,765	39,747	39,750

Dividends declared and paid per common share	$0.57	$0.57	$1.14	$1.14

Comprehensive Income:
Net income	$20,534	$68,936	$40,961	$89,295
Comprehensive income	$20,534	$68,936	$40,961	$89,295

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

			Capital in	Cumulative		Total	Non-
	Common Stock		Excess of	Net	Cumulative	Stockholder's	Controlling	Total
	Shares	Amount	Par Value	Income	Distributions	Equity	Interests	Equity
Balance—December 31, 2017	39,570	$396	$856,992	$1,100,783	$(1,203,011)	$755,160	$3,488	$758,648
Common Stock cash distributions ($0.57 per share)	—	—	—	—	(22,578)	(22,578)	—	(22,578)
Issuance of restricted stock	82	—	—	—	—	—	—	—
Stock option exercises	5	—	123	—	—	123	—	123
Stock-based compensation expense	—	—	1,376	—	—	1,376	—	1,376
Net income	—	—	—	20,359	—	20,359	—	20,359
Other	(28)	—	(1,065)	—	—	(1,065)	—	(1,065)
Balance—March 31, 2018	39,629	$396	$857,426	$1,121,142	$(1,225,589)	$753,375	$3,488	$756,863
Common Stock cash distributions ($0.57 per share)	—	—	—	—	(22,590)	(22,590)	—	(22,590)
Issuance of restricted stock	9	—	(8)	—	—	(8)	—	(8)
Stock-based compensation expense	—	—	1,521	—	—	1,521	—	1,521
Net income	—	—	—	68,936	—	68,936	—	68,936
Non-controlling interest contributions	—	—	—	—	—	—	1,081	1,081
Other	(3)	—	(107)	—	—	(107)	—	(107)
Balance—June 30, 2018	39,635	$396	$858,832	$1,190,078	$(1,248,179)	$801,127	$4,569	$805,696
Common Stock cash distributions ($0.57 per share)	—	—	—	—	(22,600)	(22,600)	—	(22,600)
Proceeds from common stock issued, net of issuance costs	22	1	928	—	—	929	—	929
Stock-based compensation expense	—	—	1,487	—	—	1,487	—	1,487
Net income	—	—	—	34,920	—	34,920	17	34,937
Non-controlling interest contributions	—	—	—	—	—	—	2,882	2,882
Non-controlling interest distributions	—	—	—	—	—	—	(17)	(17)
Other	—	—	(21)	—	—	(21)	—	(21)
Balance—September 30, 2018	39,657	$397	$861,226	$1,224,998	$(1,270,779)	$815,842	$7,451	$823,293
Common Stock cash distributions ($0.57 per share)	—	—	—	—	(22,604)	(22,604)	—	(22,604)
Stock-based compensation expense	—	—	1,486	—	—	1,486	—	1,486
Net income	—	—	—	30,766	—	30,766	78	30,844
Non-controlling interest distributions	—	—	—	—	—	—	(48)	(48)
Balance—December 31, 2018	39,657	$397	$862,712	$1,255,764	$(1,293,383)	$825,490	$7,481	$832,971
Cumulative effect of the adoption of the ASC 842	—	—	—	(42,808)	—	(42,808)	—	(42,808)
As Adjusted Balance at January 1, 2019	39,657	$397	$862,712	$1,212,956	$(1,293,383)	$782,682	$7,481	$790,163
Common Stock cash distributions ($0.57 per share)	48	—	—	—	(22,931)	(22,931)	—	(22,931)
Issuance of restricted stock	78		(1)			(1)		(1)
Stock-based compensation expense	—	—	1,689	—	—	1,689	—	1,689
Net income	—	—	—	20,346	—	20,346	81	20,427
Non-controlling interest contributions	—	—	—	—	—	—	919	919
Non-controlling interest distributions	—	—	—	—	—	—	(89)	(89)
Other	(44)	—	(2,024)	—	—	(2,024)	—	(2,024)
Balance—March 31, 2019	39,739	$397	$862,376	$1,233,302	$(1,316,314)	$779,761	$8,392	$788,153
Common Stock cash distributions ($0.57 per share)	—	$—	$—	$—	$(22,653)	$(22,653)	$—	$(22,653)
Issuance of restricted stock	8	—	(6)	—	—	(6)	—	(6)
Stock-based compensation expense	—	—	1,623	—	—	1,623	—	1,623
Net income	—	—	—	20,446	—	20,446	88	20,534
Non-controlling interest contributions	—	—	—	—	—	—	46	46
Non-controlling interest distributions	—	—	—	—	—	—	(87)	(87)
Balance—June 30, 2019	39,747	$397	$863,993	$1,253,748	$(1,338,967)	$779,171	$8,439	$787,610

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, unaudited)

	Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES:
Net income	$40,961	$89,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,467	18,712
Stock-based compensation expense	3,312	2,897
Gain on sale of real estate, net	(500)	(48,345)
Income from unconsolidated joint ventures	(1,213)	(1,357)
Income distributions from unconsolidated joint ventures	1,402	1,256
Insurance proceeds for damaged property	—	2,619
Payment for remediation of damaged property	—	(173)
Straight-line rental income	(2,513)	(5,440)
Adjustment for collectibility of rental income	1,926	—
Lease incentives funded	(283)	(1,017)
Amortization of lease incentives	181	1,091
Provision (recovery) for doubtful accounts	167	(30)
Non-cash interest related to contingent liabilities	—	251
Other non-cash items, net	505	663
Increase in interest receivable	(2,908)	(2,814)
Increase (decrease) in accrued interest payable	1,110	(171)
Net change in other assets and liabilities	58	(1,966)
Net cash provided by operating activities	61,672	55,471
INVESTING ACTIVITIES:
Investment in real estate properties	(16,112)	(25,902)
Investment in real estate developments	(13,012)	(18,623)
Investment in real estate capital improvements	(1,068)	(1,763)
Capitalized interest	(333)	(552)
Proceeds from sale of real estate, net	231	64,386
Investment in real estate mortgage loans receivable	(9,736)	(11,654)
Principal payments received on mortgage loans receivable	565	1,636
Investments in unconsolidated joint ventures	(293)	(497)
Proceeds from dissolution of unconsolidated joint ventures	3,400	—
Advances and originations under notes receivable	(7,766)	—
Principal payments received on notes receivable	49	2,352
Net cash (used in) provided by investing activities	(44,075)	9,383
FINANCING ACTIVITIES:
Bank borrowings	36,900	54,000
Repayment of bank borrowings	(2,000)	(65,000)
Principal payments on senior unsecured notes	(4,167)	(4,166)
Stock option exercises	—	123
Distributions paid to stockholders	(45,583)	(45,168)
Contribution from non-controlling interests	46	1,081
Distributions paid to non-controlling interests	(177)	—
Financing costs paid	(35)	(3,051)
Other	(2,030)	(1,180)
Net cash used in financing activities	(17,046)	(63,361)
Increase in cash, cash equivalents and restricted cash	551	1,493
Cash, cash equivalents and restricted cash, beginning of period	4,764	5,213
Cash, cash equivalents and restricted cash, end of period	$5,315	$6,706

Supplemental disclosure of cash flow information:
Interest paid	$13,564	$14,994
Non-cash investing and financing transactions:
Reclassification of notes receivable to lease incentives	$200	$—
Contribution from non-controlling interests	$965	$—

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

We have prepared consolidated financial statements included herein without audit and in the opinion of management have included all adjustments necessary for a fair presentation of the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to rules and regulations governing the presentation of interim financial statements. The accompanying consolidated financial statements include the accounts of our company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the six months ended June 30, 2019 and 2018 are not necessarily indicative of the results for a full year.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

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

Further, per ASC 842, lessors are required to assess the probability of collecting substantially all of the lease payments. The standard defines collectibility as lessee’s ability and intent to pay. If collectibility of substantially all of the lease payments through maturity is not probable, the lease income recorded during the period would be limited to lesser of the income that would have been recognized if collection were probable, and the lease payments received. If the assessment of collectibility changes, any difference between the lease income that would have been recognized and the lease payments should be recognized as an adjustment to lease income. At adoption, lessors are required to perform a lease-by-lease analysis for collectibility of all lease payments through maturity. If at adoption, it is not probable that substantially all of the lease obligations through maturity will be collected, a cumulative adjustment to equity should be made to reflect all of the lease obligations which are not probable to be collected.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

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

Upon adoption of the standard, we elected the practical expedients provided for in ASC 842, including:

●	No reassessment of whether any expired or existing contracts were or contained leases;
●	No reassessment of the lease classification for any expired or existing leases;
●	No reassessment of initial direct costs for any existing leases; and
●	No separation of lease and non-lease components.

As a lessee, we have an office lease agreement with a 5-year remaining term which was classified as an operating lease under ASC 840. Due to election of the package of practical expedients, upon adoption of ASC 842 this lease agreement will continue to be classified as operating lease. For the six months ended June 30, 2019, we recorded $149,000 of rent expense related to this lease agreement. Adoption of ASC 842 resulted in recording a right-of use asset and a lease liability which represents the present value of the remaining minimum lease payments using our incremental borrowing rate. At June 30, 2019, the balance of the right-of use asset and the lease liability related to our office lease agreement were $1,393,000.

As a lessor, our properties are leased subject to non-cancelable operating leases. Each lease is a triple net lease which requires the lessee to pay all taxes, insurance, maintenance and repairs, capital and non-capital expenditures and other costs necessary in the operations of the facilities. Upon adoption of ASC 842, we recorded real estate taxes that are reimbursed by our operators as Rental Income with a corresponding Property tax expense in the Consolidated Statements of Income and Comprehensive Income. For the six months ended June 30, 2019, we have recognized $8,245,000 in Rental Income related to reimbursement of real estate taxes from our operators.

Furthermore, upon adoption of ASC 842, we assessed the probability of collecting substantially all of our lease payments through maturity. As previously reported, we have been monitoring Anthem Memory Care (“Anthem”), Thrive Senior Living, LLC (“Thrive”), Preferred Care, Inc. (“Preferred Care”) and Senior Care Centers, LLC. (“Senior Care”) due to cash flow concerns, performance concerns and/or bankruptcy filing. In conjunction with adoption of ASC 842, we evaluated our straight-line rent receivable and lease incentive balances related to the noted operators and determined that we do not have

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

the level of collectibility certainty required by the standard to record the straight-line rent receivable. Accordingly, we wrote-off the straight-line rent receivable and lease incentive balances associated with these leases. Also, we wrote-off our 1% general straight-line rent receivable reserve. These balances totaled $42,808,000 and were written-off to equity effective January 1, 2019 as required by ASC 842.

During the six months ended June 30, 2019, we received cash rent from Anthem, Thrive, Preferred Care and Senior Care. The total amount of rental income received from these operators was $18,000,000 and is included in Rental Income on the Consolidated Statements of Income and Comprehensive Income. Of the $18,000,000 received, $17,000,000 is comprised of cash payments received for amounts previously written-off in transition to ASC 842 (“Recoveries”) totaling $9,600,000 for the three months ended March 31, 2019 and $7,400,000 for the three months ended June 30, 2019. The $9,600,000 of cash rent received from Anthem, Thrive, Preferred Care and Senior Care for the three months ended March 31, 2019 represents a reclassification of Recoveries that were previously recorded as contra-expense in the Consolidated Statements of Income and Comprehensive Income. During the three months ended June 30, 2019, the $9,600,000 was reclassified from contra-expense to Rental Income to align with our classification of Recoveries associated with write-offs post the adoption of ASC 842 as Rental Income.

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

2.	Real Estate Investments

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

Owned Properties. Our Owned properties are leased pursuant to non-cancelable operating leases generally with an initial term of 10 to 15 years. Each lease is a triple net lease which requires the lessee to pay all taxes, insurance, maintenance and repairs, capital and non-capital expenditures and other costs necessary in the operations of the facilities. Many of the leases contain renewal options. The leases provide for fixed minimum base rent during the initial and renewal periods. The majority of our leases contain provisions for specified annual increases over the rents of the prior year that are generally computed in one of four ways depending on specific provisions of each lease:

(i)a specified percentage increase over the prior year’s rent, generally between 2.0% and 3.0%;
(ii)a calculation based on the Consumer Price Index;

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
(Unaudited)

(iii)as a percentage of facility net patient revenues in excess of base amounts; or
(iv)specific dollar increases.

Our leases that contain fixed annual rental escalations and/or have annual rental escalations that are contingent upon changes in the Consumer Price Index, are generally recognized on a straight-line basis over the minimum lease period. Certain leases have annual rental escalations that are contingent upon changes in the gross operating revenues of the property. This revenue is not recognized until the appropriate contingencies have been resolved.

The following table summarizes our investments in owned properties at June 30, 2019 (dollar amounts in thousands):

						Average
		Percentage	Number	Number of		Investment
	Gross	of	of	SNF	ALF	per
Type of Property	Investment	Investment	Properties (1)	Beds	Units	Bed/Unit
Assisted Living	$843,682	58.1%	105	—	6,070	$138.99
Skilled Nursing	589,581	40.5%	72	8,893	261	$64.41
Under Development (2)	8,167	0.6%	—	—	—	—
Other (3)	11,239	0.8%	1	118	—	—
Total	$1,452,669	100.0%	178	9,011	6,331
(1)	We own properties in 28 states that are leased to 30 different operators.

(2)	Represents a 78-unit ALF/MC located in Oregon.

(3)	Includes three parcels of land held-for-use, and one behavioral health care hospital.

Future minimum base rents receivable under the remaining non-cancelable terms of operating leases excluding the effects of straight-line rent receivable, amortization of lease incentives and renewal options are as follows (in thousands):

Annual Cash
Rent (1)
2019	$68,450
2020	143,029
2021	133,232
2022	120,952
2023	122,235
Thereafter	682,320
(1)	Represents contractual annual cash rent, except for four master leases which are based on agreed upon cash rents. See below for more information.

During 2017, we issued a notice of default to Anthem Memory Care (“Anthem”) resulting from Anthem’s partial payment of minimum rent. Anthem operates 11 memory care communities under a master lease. We currently estimate that Anthem will pay $7,500,000 of annual cash rent during 2019. This amount represents approximately 50% of the contractual amount due under the lease in 2019. In accordance with ASC 842 lease accounting guidance, at January 1, 2019, we evaluated the collectibility of straight-line rent receivable and lease incentive balances related to Anthem and determined that it was not probable that we would collect substantially all of the contractual lease obligations through maturity. Accordingly, we wrote-off the balances to equity as of January 1, 2019, as required by the ASC 842 transition guidance.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During 2017, Preferred Care, Inc. (“Preferred Care”) and affiliated entities filed for Chapter 11 bankruptcy as a result of a multi-million-dollar judgment in a lawsuit in Kentucky against Preferred Care and certain affiliated entities. The affiliated entities named in the lawsuit operate properties in Kentucky and New Mexico. Preferred Care leases 24 properties under two master leases from us and none of the 24 properties are located in Kentucky or New Mexico. Those 24 properties are in Arizona, Colorado, Iowa, Kansas and Texas. The Preferred Care operating entities that sublease those properties did not file for bankruptcy. The court ordered deadline for affirmation or rejection of the lease has passed without action by Preferred Care. In accordance with ASC 842 lease accounting guidance, at January 1, 2019, we evaluated the collectibility of straight-line rent receivable and lease incentive balances related to Preferred Care and determined that it was not probable that we would collect substantially all of the contractual lease obligations through maturity. Accordingly, we wrote-off the balances to equity as of January 1, 2019, as required by the ASC 842 transition guidance. We are working with Preferred Care on options for the portfolio which may include re-leasing or selling some or all of the properties.

On December 4, 2018, Senior Care Centers, LLC. and affiliates and subsidiaries (“Senior Care”) filed for Chapter 11 bankruptcy as a result of lease terminations from certain landlords and on-going operational challenges. Senior Care did not pay us December 2018 rent, but has paid us January to July 2019 rent, real estate property tax and maintenance deposits. In December 2018, we placed Senior Care on a cash basis. In accordance with ASC 842 lease accounting guidance, at January 1, 2019, we evaluated the collectibility of straight-line rent receivable and lease incentive balances related to Senior Care and determined that it was not probable that we would collect substantially all of the contractual lease obligations through maturity. Accordingly, we wrote-off the balances to equity as of January 1, 2019, as required by the ASC 842 transition guidance.

Pursuant to the U.S. Bankruptcy Code, Senior Care had an initial period of 120 days from the petition date to assume or reject the lease. However, the Bankruptcy Code also provides that the court may extend this initial 120-day period for an additional 90 days. Accordingly, Senior Care requested, and the court approved an additional 90 days, which ended on July 2, 2019, to assume or reject the lease. In July 2019, Senior Care filed a motion attempting to affirm the lease. We have subsequently filed an objection in opposition to Senior Care’s motion.

During the three months ended March 31, 2019, we placed Thrive Senior Living, LLC. (“Thrive”) on a cash basis due to short-payment of contractual rent in November 2018 and non-payment of rent in December 2018 totaling $700,000. This rent was subsequently received in 2019. Thrive did not pay January to July 2019 rent. In April 2019, we issued a notice of default to Thrive. In accordance with ASC 842 lease accounting guidance, at January 1, 2019, we evaluated the collectibility of straight-line rent receivable and lease incentive balances related to Thrive and determined that it was not probable that we would collect substantially all of the contractual lease obligations through maturity. Accordingly, we wrote-off the balances to equity as of January 1, 2019, as required by the ASC 842 transition guidance.

We completed the following for all of the properties in the Thrive portfolio:

●	Transitioned two memory care communities located in Ohio and Kentucky with a total of 120-units to a new operator during the second quarter of 2019. The memory care communities are under a 10-year lease term with initial cash rent of $1,250,000 in year one, $1,500,000 in year two, $1,975,000 in year three and $2,150,000 in year four. Rent may increase subject to a

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

contingent escalation formula commencing in year five and annually thereafter. The lease provides the lessee with a purchase option available between 2028-2029;
●	Transitioned a 56-unit memory care community located in Texas to an existing operator and added the memory care community to an existing master lease during the second quarter of 2019. As a result of this transition, annual cash rent under the existing master lease was increased by $400,000 effective June 1, 2019 and will increase by an additional $300,000 on June 1, 2020 and 2.5% annually thereafter. Additionally, LTC will be entitled to incremental rent calculated as a percentage of increase in gross revenues generated by the property above an established threshold;
●	Transitioned two memory care communities in Georgia and South Carolina with a total of 159-units to an existing operator subsequent to June 30, 2019. The new 2-year lease agreement has an initial annual cash rent of $1,762,000. The lease provides the lessee one month free rent and the option to defer up to 50% of contractual rent for the next 5 months. Rent increases 3.5% in year two; and
●	Transitioned the remaining 60-unit memory care community located in Florida to an existing operator effective August 1, 2019. The new 10-year lease provides the lessee twelve months free rent increasing to $450,000 in year two and $600,000 in year three and thereafter. In year two the lessee has the option to defer rent in an amount not to exceed $150,000. Rent may increase subject to a contingent escalation formula commencing in year three and annually thereafter. Additionally, the lease provides the lessee with a purchase option available in 2029.

The following table summarizes components of our rental income for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Rental Income	2019		2018		2019		2018
Base cash rental income	$33,019	(1)	$32,312		$66,933	(1)	$63,767
Variable cash rental income	4,077	(2)	169	(2)	8,562	(2)	319	(2)
Straight-line rent	1,275	(3)	2,000		2,513	(3)	5,440
Adjustment for collectibility of rental income	—		—		(1,926)	(4)	—
Amortization of lease incentives	(94)		(551)		(181)		(1,091)
Total	$38,277		$33,930		$75,901		$68,435
(1)	Increased due to acquisitions, developments and capital improvements partially offset due to reduced rent from properties sold in 2018.

(2)	The three months ended June 30, 2019 variable rental income includes $167 related to contingent rental income and $3,910 related to our real estate taxes which were reimbursed by our operators. The six months ended June 30, 2019 variable rental income includes $317 related to contingent rental income and $8,245 related to our real estate taxes which were reimbursed by our operators. Per the provisions of ASC 842, any lessor cost, paid by the lessor and reimbursed by the lessee, must be included as a lease payment. As discussed above, we adopted ASC 842 using a modified retrospective approach as of the adoption date of January 1, 2019. Accordingly, we are not required to report this revenue stream for periods prior to January 1, 2019.

(3)	In accordance with ASC 842 lease accounting guidance, we evaluated the collectibility of lease payments through maturity and determined that it was not probable that we would collect substantially all of the contractual obligations from Anthem, Thrive, Preferred Care and Senior Care leases through maturity. Decreased due to these leases being accounted for on cash-basis as of January 1, 2019.

(4)	During the first quarter of 2019, we terminated a lease agreement and transitioned two operating seniors housing communities under the lease agreement to a new operator. As a result of the lease termination, we wrote-off $1,926 straight-line rent receivable to contra-revenue in accordance with ASC 842.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Some of our lease agreements provide purchase options allowing the lessees to purchase the properties they currently lease from us. The following table summarizes information about purchase options included in our lease agreements (dollar amount in thousands):

	Type	Number
	of	of	Gross	Carrying	Option
State	Property	Properties	Investments	Value (1)	Window
California	ALF/MC	2	$38,895	$37,013	2024-2029
California	ALF	2	28,099	15,565	2021-TBD	(2)
Kansas	MC	2	25,692	23,549	2019-2021
Kentucky and Ohio	MC	2	30,087	28,192	2028-2029
Texas	MC	2	25,265	24,645	2025-2027
Virginia	ALF/MC	1	16,895	16,723	2025-2029
Total			$164,933	$145,687
(1)	Subsequent to June 30, 2019, we entered into two master lease agreements that provide the lessees with purchase options. The purchase options are available in 2029.

(2)	The option window ending date will be either 24 months or 48 months after the option window commences, based on certain contingencies.

Acquisitions and Developments: The following table summarizes our acquisitions for the six months ended June 30, 2019 and 2018 (dollar amounts in thousands):

				Total	Number	Number
		Purchase	Transaction	Acquisition	of	of
Year (1)	Type of Property	Price	Costs (2)	Costs	Properties	Beds/Units
2019	Assisted Living (3)	$16,719	$176	$16,895	1	74
	Land (4)	110	26	136	—	—
Total		$16,829	$202	$17,031	1	74

2018	Assisted Living (5)	$25,200	$66	$25,266	2	88
	Land (6)	600	36	636	—	—
Total		$25,800	$102	$25,902	2	88

(1)	Subsequent to June 30, 2019, we entered into a purchase and sale agreement for the acquisition of a newly constructed 90-bed skilled nursing center located in Missouri for approximately $19,500. Additionally, we entered into a separate purchase and sale agreement for the acquisition of a parcel of land and development of a 90-bed skilled nursing center in Missouri. The commitment totals approximately $18,400. These transactions are expected to close in the third quarter of 2019.

(2)	Represents cost associated with our acquisitions; however, upon adoption of ASU 2017-01, our acquisitions meet the definition of an asset acquisition resulting in capitalization of transaction costs to the properties’ basis. For our land purchases with forward development commitments, transaction costs are capitalized as part of construction in progress. Transaction costs per our Consolidated Statements of Income and Comprehensive Income represents current and prior year transaction costs due to timing and terminated transactions.

(3)	We entered into a joint venture (“JV”) and we consolidated the JV on our financial statements, to purchase an existing operational 74-unit ALF/MC community. The non-controlling partner contributed $919 of equity and we contributed $15,971 in cash. Our economic interest in the real estate JV is approximately 95%.

(4)	We acquired a parcel of land adjacent to an existing SNF in California.

(5)	We acquired MCs in Texas.

(6)	We entered into a JV and we consolidated the JV on our financial statements, to own the real estate and develop a 78-unit ALF/MC in Medford, OR for $18,108 and committed to purchase an existing operational 89-unit ILF in Oregon. The ILF was acquired in the third quarter of 2018.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the six months ended June 30, 2019 and 2018, we invested the following in development and improvement projects (in thousands):

	Six Months Ended June 30,
	2019		2018
Type of Property	Developments	Improvements	Developments	Improvements
Assisted Living Communities	$8,520	$893	$14,653	$1,048
Skilled Nursing Centers	4,492	—	3,970	500
Other	—	175	—	215
Total	$13,012	$1,068	$18,623	$1,763

Completed Developments. The following table summarizes our completed developments during the six months ended June 30, 2019 and 2018 (dollar amounts in thousands):

		Number	Type	Number
		of	of	of		Total
Year	Type of Project	Properties	Property	Beds/Units	State	Investment
2019	Development	1	SNF	143	Kentucky	$24,493
	Development	1	ILF/ALF/MC	110	Wisconsin	21,872
Total		2		253		$46,365

2018	Development	1	MC	66	Illinois	$13,974
Total		1		66		$13,974

Properties held-for-sale. The following table summarizes our property held-for-sale as of June 30, 2019 (dollar amounts in thousands):

	Type	Number			Number
	of	of	Gross	Accumulated	of
State	Property	Properties	Investment	Depreciation	Beds/units
Texas	ILF	1	$5,746	$1,916	140

Properties Sold. The following table summarizes property sales during the six months ended June 30, 2019 and 2018 (dollar amounts in thousands):

		Type	Number	Number			Net
		of	of	of	Sales	Carrying	Gain
Year	State	Properties	Properties	Beds	Price	Value	(Loss)
2019	n.a	n.a	—	—	$—	$—	$500	(1)
2018	Ohio and Pennsylvania	ALF	6	320	67,500	16,352	48,345
(1)	Gain recognized due to the receipt of funds held in escrow related to a portfolio of six ALFs sold during the second quarter of 2018.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Mortgage Loans. The following table summarizes our investments in mortgage loans secured by first mortgages at June 30, 2019 (dollar amounts in thousands):

			Type	Percentage	Number of			Investment
		Gross	of	of			SNF	per
Interest Rate (1)	Maturity	Investment	Property	Investment	Loans (2)	Properties (3)	Beds	Bed/Unit
9.7%	2043	$186,226	SNF	73.2%	1	15	2,029	$91.78
9.2%	2045	34,195	SNF	13.4%	1	4	501	$68.25
9.4%	2045	14,950	SNF	5.9%	1	1	157	$95.22
9.4%	2045	19,184	SNF	7.5%	1	2	205	$93.58
Total		$254,555		100.0%	4	22	2,892	$88.02
(1)	The majority of the mortgage loans provide for annual increases in the interest rate after a certain time period based upon a specified increase of 2.25%.

(2)	Some loans contain certain guarantees, provide for certain facility fees and the majority of the mortgage loans have a 30-year term.

(3)	The properties securing these mortgage loans are located in one state and are operated by one operator.

The following table summarizes our mortgage loan activity for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019		2018
Originations and funding under mortgage loans receivable	$9,736	(1)	$11,654	(2)
Pay-offs received	—		(1,086)
Scheduled principal payments received	(565)		(550)
Mortgage loan (premiums)	(2)		(2)
Provision for loan loss reserve	(92)		(100)
Net increase in mortgage loans receivable	$9,077		$9,916
(1)	During 2019, we funded an additional $7,500 under an existing mortgage loan. The incremental funding bears interest at 9.41%, fixed for two years, and escalating by 2.25% thereafter.

(2)	During 2018, we funded an additional $7,400 under an existing mortgage loan for the purchase of a 112-bed SNF in Michigan. The incremental funding bears interest at 8.7%, fixed for five years, and escalating by 2.25% thereafter.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

3.	Investment in Unconsolidated Joint Ventures

Our investment in unconsolidated joint ventures consists of a preferred equity investment and a mezzanine loan which is accounted for as unconsolidated joint ventures in accordance with GAAP. The following table summarizes our investment in unconsolidated joint ventures (dollar amounts in thousands):

	Type	Type		Total	Currently		Number
	of	of		Preferred	Paid in		of	Investment		Carrying
State	Properties	Investment		Return	Cash		Beds/ Units	Commitment		Value
Arizona	ALF/MC/ILF	Preferred Equity	(1)	15%	8%	(2)	585	$25,650		$24,324
Florida	ALF/ILF/MC	Mezzanine	(3)	15%	15%		99	2,900	(4)	3,197	(4)
Total							684	$28,550		$27,521
(1)	We have concluded that the JV is a variable interest entity (“VIE”) in accordance with GAAP. However, because we do not control the entity, nor do we have any role in the day-to-day management, we are not the primary beneficiary of the JV. Therefore, we account for the JV investment using the equity method.

(2)	Effective second quarter of 2019, this JV was placed on cash basis due to delinquency of our preferred return.

(3)	We evaluated this acquisition, development and construction (“ADC”) arrangement and determined that the characteristics are similar to jointly-owned investments or partnerships, and accordingly, this investment is accounted for as unconsolidated joint venture under the equity method of accounting instead of loan accounting.

(4)	Since interest payments were deferred and no interest was recorded for the first twelve months of the loan, we used the effective interest method in accordance with GAAP to recognize interest income and recorded the difference between the effective interest income and cash interest income to the loan principal balance.

The following table summarizes our capital contributions, income recognized, and cash interest received related to our investments in unconsolidated joint ventures (in thousands):

	Type
	of		Capital		Income		Cash Interest
Year	Properties		Contribution		Recognized		Received
2019	ALF/MC/ILF		$293		$553		$727
	ALF/ILF/MC		—		256		243
	ALF/MC	(1)	—	(1)	404	(1)	432	(1)
Total			$293		$1,213		$1,402

2018	ALF/MC/ILF		497		951		1,062
	ALF/ILF/MC		—		255		194
	ALF/MC	(1)	—	(1)	151	(1)	—	(1)
Total			$497		$1,357		$1,256
(1)	We had a $3,400 mezzanine loan commitment for the development of a 127-unit seniors housing community in Florida with a total preferred return of 15%. The mezzanine loan was an ADC arrangement which we determined it to have characteristics similar to a jointly-owned arrangement and recorded it as an unconsolidated joint venture. During the first quarter of 2019, the mezzanine loan was paid off.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

4.	Notes Receivable

Notes receivable consists of mezzanine loans and other loan arrangements. The following table is a summary of our notes receivable components as of June 30, 2019 and December 31, 2018 (in thousands):

	At June 30, 2019	At December 31, 2018
Mezzanine loans	$16,692	$9,868
Other loans	3,669	2,975
Notes receivable reserve	(204)	(128)
Total	$20,157	$12,715

The following tables summarizes our notes receivable activity for the six months ended June 30, 2019 and 2018 (dollar amounts in thousands):

	Six Months Ended June 30,
	2019		2018
Advances under notes receivable	$7,766	(1)	$—
Principal payments received under notes receivable	(49)		(2,352)
Reclassified to lease incentives (2)	(200)		—
Notes receivable reserve	(75)		24
Total	$7,442		$(2,328)

(1)	We originated a $6,800 mezzanine loan commitment for the development of a 204-unit ILF/ALF/MC in Georgia. The mezzanine loan has a five-year term and a 12.0% return, a portion of which is paid in cash, and the remaining portion of which is deferred during the first 46 months. Additionally, we originated a $1,400 note agreement, funding $582 with a commitment to fund $818. The note bears interest at 7.0%. Further, we originated a $550 note agreement, funding $200 with a commitment to fund $350. The note bears interest at 7.5%.

(2)	Represents an interim working capital loan related to a development project which matured upon completion of the development project and commencement of the lease.

5.	Lease Incentives

The following summarizes lease incentives by component as of June 30, 2019(in thousands):

	At June 30, 2019	At December 31, 2018
Non-contingent lease incentives	$2,652	$14,443

The following table summarizes our lease incentive activity for the six months ended June 30, 2019 and 2018(in thousands):

	Six Months Ended June 30,
	2019				2018
	Funding	Amortization	Adjustment		Funding	Amortization
Non-contingent lease incentives	$283	$(181)	$(11,893)	(1)	$1,017	$(852)
Contingent lease incentives	—	—	—		—	(239)
Net increase (decrease) in lease incentives	$283	$(181)	$(11,893)		$1,017	$(1,091)
(1)	In accordance with ASC 842 lease standard adopted on January 1, 2019, we wrote-off $12,093 lease incentives related to leases for which we determined it is not probable we will collect substantially all of the contractual lease obligation through maturity. See Note 1. General for further discussion. Additionally, we reclassified a $200 interim working capital loan as lease incentive. See Note 4. Notes Receivable for further discussion.

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

6.	Debt Obligations

Bank Borrowings. During 2018, we amended and restated our unsecured credit agreement to replace the previous unsecured credit agreement, prior to its expiration on October 14, 2018. The amended credit agreement maintains the $600,000,000 aggregate commitment of the lenders under the prior agreement and provides for the opportunity to increase the commitment size of the credit agreement up to a total of $1,000,000,000. The amended credit agreement extends the maturity of the credit agreement to June 27, 2022 and provides for a one-year extension option at our discretion, subject to customary conditions. Additionally, the amended credit agreement decreases the interest rate margins and converts from the payment of unused commitment fees to a facility fee. Based on our leverage at June 30, 2019, the facility provides for interest annually at LIBOR plus 115 basis points and a facility fee of 20 basis points. At June 30, 2019, we were in compliance with all covenants.

Senior Unsecured Notes. We have a $337,500,000 shelf agreement with affiliates and managed accounts of Prudential Investment Management, Inc. (“Prudential”).

The debt obligations by component as of June 30, 2019 and December 31, 2018 are as follows (dollar amounts in thousands):

		At June 30, 2019		At December 31, 2018
	Applicable		Available		Available
	Interest	Outstanding	for	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing	Balance	Borrowing
Bank borrowings (2)	3.74%	$146,900	$453,100	$112,000	$488,000
Senior unsecured notes, net of debt issue costs (3)	4.49%	528,938	98,000	533,029	93,833
Total	4.33%	$675,838	$551,100	$645,029	$581,833
(1)	Represents weighted average of interest rate as of June 30, 2019.

(2)	Subsequent to June 30, 2019, we borrowed $12,000 under our unsecured revolving line of credit. Accordingly, we have $158,900 outstanding under our revolving line of credit with $441,100 available for borrowing.

(3)	Subsequent to June 30, 2019, we paid $8,500 in scheduled principal payments. Accordingly, we have $520,438 outstanding and $105,500 available under our senior unsecured notes.

Our borrowings and repayments are as follows (in thousands):

	Six Months Ended June 30,
	2019		2018
Debt Obligations	Borrowings	Repayments	Borrowings	Repayments
Bank borrowings	$36,900	$(2,000)	$54,000	$(65,000)
Senior unsecured notes	—	(4,167)	—	(4,166)
Total	$36,900	$(6,167)	$54,000	$(69,166)

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

7.	Equity

Common Stock. We have separate equity distribution agreements (collectively, “Equity Distribution Agreement”) to offer and sell, from time to time, up to $200,000,000 in aggregate offering price of shares of our common stock. As of June 30, 2019, no shares had been issued under the Equity Distribution Agreement. Accordingly, at June 30, 2019, we had $200,000,000 available under the Equity Distribution Agreement.

During the six months ended June 30, 2019 and 2018, we acquired 44,543 shares and 30,839 shares, respectively, of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

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

As of June 30, 2019, we have the following consolidated VIEs (dollar amounts in thousands):

				Gross
Investment		Property		Consolidated		Non-Controlling
Year	Purpose	Type	State	Assets		Interests
2019	Owned real estate	ALF/MC	VA	$16,895		$919
2018	Owned real estate	ILF	OR	14,400	(1)	2,857	(1)
2018	Owned real estate and development	UDP	OR	8,166	(1)	1,081	(1)
2017	Owned real estate and development	ILF/ALF/MC	WI	21,872	(2)	2,318	(2)
2017	Owned real estate	ALF/MC	SC	11,585		1,264
Total				$72,918		$8,439
(1)	We entered into a JV to develop, purchase and own seniors housing properties. During the second quarter of 2018, the JV purchased land for the development of a 78-unit ALF/MC for a total anticipated project cost of $18,108. The non-controlling partner contributed $1,081 of cash and we committed to fund the remaining $17,027 project cost. During the third quarter of 2018, in a sale-leaseback transaction, the JV purchased an existing operational 89-unit ILF adjacent to the 78-unit ALF/MC we are developing for $14,400. The non-controlling partner contributed $2,857 of equity and we contributed $11,543 in cash. Upon completion of the development project, our combined economic interest in the JV will be approximately 88%. We account for the JV on a consolidated basis.

(2)	We entered into a JV to own the real estate and develop a 110-unit ILF/ALF/MC community in Wisconsin. This development project completed during the second quarter of 2019.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Distributions. We declared and paid the following cash dividends (in thousands):

	Six Months Ended June 30,
	2019				2018
	Declared		Paid		Declared		Paid
Common Stock	$45,583	(1)	$45,583	(1)	$45,168	(1)	$45,168	(1)
(1)	Represents $0.19 per share per month for the six months ended June 30, 2019 and 2018.

In July 2019, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of July, August and September 2019, payable on July 31, August 30, and September 30, 2019, respectively, to stockholders of record on July 23, August 22, and September 20, 2019, respectively.

Stock-Based Compensation. Under our 2015 Equity Participation Plan (“the 2015 Plan”), 1,400,000 shares of common stock have been reserved for awards, including nonqualified stock option grants and restricted stock grants to officers, employees, non-employee directors and consultants. The terms of the awards granted under the 2015 Plan are set by our compensation committee at its discretion.

At June 30, 2019, we had 20,000 stock options outstanding and exercisable. During the six months ended June 30, 2019 and 2018, no stock options were granted. The stock options exercised during the six months ended June 30, 2019 and 2018 were as follows:

Weighted
Average
	Options	Exercise	Option	Market
	Exercised	Price	Value	Value (1)
2019	—	$ n.a	$—	$—
2018	5,000	$24.65	$123,000	$205,000
(1)	As of exercise date.

The following table summarizes our restricted stock and performance-based stock units activity for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019		2018
Outstanding, January 1	325,750		244,181
Granted	147,608		156,718
Vested	(126,725)	(1)	(74,149)
Outstanding, June 30	346,633		326,750
(1)	Includes 48,225 performance-based stock units.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the six months ended June 30, 2019 and 2018, we granted restricted stock and performance-based stock units under the 2015 Plan as follows:

	No. of	Price per
Year	Shares/Units	Share	Vesting Period
2019	78,276	$46.54	ratably over 3 years
	60,836	$46.54	TSR targets (1)
	8,496	$44.73	May 29, 2020
	147,608

2018	81,819	$38.18	ratably over 3 years
	66,171	$38.18	TSR targets (1)
	8,728	$41.25	May 30, 2019
	156,718
(1)	Vesting is based on achieving certain total shareholder return (“TSR”) targets in 4 years with acceleration opportunity in 3 years.

Compensation expense recognized related to the vesting of restricted common stock and performance-based stock units for the six months ended June 30, 2019 and 2018 were $3,312,000 and $2,897,000, respectively. At June 30, 2019, the remaining compensation expense to be recognized related to the future service period of unvested outstanding restricted common stock and performance-based stock units are as follows (in thousands):

Remaining
Compensation
Vesting Date	Expense
2019	$3,253
2020	4,619
2021	2,503
2022	189
Total	$10,564

8.	Commitments and Contingencies

At June 30, 2019, we had commitments as follows (in thousands):

				Total
	Investment		2019	Commitment	Remaining
	Commitment		Funding	Funded	Commitment
Real estate properties (Note 2. Real Estate Investments)	$81,331	(1)	$14,034	$59,781	$21,550
Accrued incentives and earn-out liabilities (Note 5. Lease Incentives)	9,000		—	—	9,000
Mortgage loans (Note 2. Real Estate Investments)	56,200	(2)	2,236	20,827	35,373
Joint venture investments (Note 3. Investments in Unconsolidated Joint Ventures)	25,650		293	23,976	1,674
Notes receivable (Note 4. Notes Receivable)	2,250		827	852	1,398
Total	$174,431		$17,390	$105,436	$68,995
(1)	Represents commitments to purchase land and improvements, if applicable, and to develop, re-develop, renovate or expand seniors housing and health care properties.

(2)	Represents $35,700 of commitments to expand and renovate the seniors housing and health care properties securing the mortgage loans and $20,500 represents contingent funding upon the borrower achieving certain coverage ratios.

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

9.	Major Operators

We have two operators from each of which we derive 10% or more of our combined rental revenue and interest income from mortgage loans. The following table sets forth information regarding our major operators as of June 30, 2019:

	Number of		Number of		Percentage of
			SNF	ALF	Total	Total
Operator	SNF	ALF	Beds	Units	Revenue (1)	Assets
Prestige Healthcare	24	—	3,010	93	18.1%	17.4%
Senior Lifestyle Corporation	—	23	—	1,457	11.7%	10.4%
Total	24	23	3,010	1,550	29.8%	27.8%
(1)	Includes rental income from owned properties and interest income from mortgage loans as of June 30, 2019 and excludes rental income due to lessee reimbursement of our real estate taxes and adjustment for collectability of rental income.

Our financial position and ability to make distributions may be adversely affected if Prestige Healthcare, Senior Lifestyle Corporation, or any of our lessees and borrowers face financial difficulties, including any bankruptcies, inability to emerge from bankruptcy, insolvency or general downturn in business of any such operator, or in the event any such operator does not renew and/or extend its relationship with us.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

10.	Earnings per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019		2018	2019		2018
Net income	$20,534		$68,936	$40,961		$89,295
Less income allocated to non-controlling interests	(88)		—	(169)		—
Less income allocated to participating securities:
Non-forfeitable dividends on participating securities	(94)		(91)	(186)		(179)
Income allocated to participating securities	—		(187)	—		(187)
Total net income allocated to participating securities	(94)		(278)	(186)		(366)
Net income available to common stockholders	20,352		68,658	40,606		88,929
Effect of dilutive securities:
Participating securities	—	(1)	278	—	(1)	366
Net income for diluted net income per share	$20,352		$68,936	$40,606		$89,295

Shares for basic net income per share	39,577		39,471	39,555		39,461
Effect of dilutive securities:
Stock options	5		2	5		2
Performance-based stock units	187		132	187		132
Participating securities	—	(1)	160	—	(1)	155
Total effect of dilutive securities	192		294	192		289
Shares for diluted net income per share	39,769		39,765	39,747		39,750

Basic net income per share	$0.51		$1.74	$1.03		$2.25
Diluted net income per share	$0.51		$1.73	$1.02		$2.25
(1)	For the three and six months ended June 30, 2019, the participating securities have been excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.

11.	Fair Value Measurements

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments. We do not invest our cash in auction rate securities. The carrying value and fair value of our financial instruments as of June 30, 2019 and December 31, 2018 assuming election of fair value for our financial assets and financial liabilities were as follows (in thousands):

	At June 30, 2019			At December 31, 2018
	Carrying	Fair		Carrying	Fair
	Value	Value		Value	Value
Mortgage loans receivable	$252,016	$309,153	(1)	$242,939	$295,492	(1)
Bank borrowings	146,900	146,900	(2)	112,000	112,000	(2)
Senior unsecured notes, net of debt issue costs	528,938	538,498	(3)	533,029	508,613	(3)
(1)	Our investment in mortgage loans receivable is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash inflows of the mortgage loans receivable at June 30, 2019 and December 31, 2018 was 9.0%.

(2)	Our bank borrowings bear interest at a variable interest rate. The estimated fair value of our bank borrowings approximated their carrying values at June 30, 2019 and December 31, 2018 based upon prevailing market interest rates for similar debt arrangements.

(3)	Our obligation under our senior unsecured notes is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is measured based upon management’s estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities. At June 30, 2019, the discount rate used to value our future cash outflow of our senior unsecured notes was 3.90% for those maturing before year 2026 and 4.10% for those maturing at or beyond year 2026. At December 31, 2018, the discount rate used to value our future cash outflow of our senior unsecured notes was 5.15% for those maturing before year 2026 and 5.40% for those maturing at or beyond year 2026.

12.	Subsequent Events

Subsequent to June 30, 2019 the following events occurred:

Real Estate: We entered into a purchase and sale agreement for the acquisition of a newly constructed 90-bed skilled nursing center located in Missouri for approximately $19,500,000. Additionally, we entered into a separate purchase and sale agreement for the acquisition of a parcel of land and development of a 90-bed skilled nursing center in Missouri. The commitment totals approximately $18,400,000. These transactions are expected to close in the third quarter of 2019.

Debt. We borrowed $12,000,000 under our unsecured revolving line of credit. Accordingly, we have $158,900,000 outstanding under our revolving line of credit with $441,100,000 available for borrowing. Also, we paid $8,500,000 in scheduled principal payments. Accordingly, we have $520,438,000 outstanding and $105,500,000 available under our senior unsecured notes.

Equity: We declared a monthly cash dividend of $0.19 per share on our common stock for the months of July, August and September 2019, payable on July 31, August 30, and September 30, 2019, respectively to stockholders of record on July 23, August 22, and September 20, 2019, respectively.

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

The following graph summarizes our gross investments as of June 30, 2019:

Our primary seniors housing and health care property classifications include skilled nursing centers (“SNF”), assisted living communities (“ALF”), independent living communities (“ILF”), memory care communities (“MC”) and combinations thereof. ALF, ILF, MC, and combinations thereof are included in the ALF classification. As of June 30, 2019, seniors housing and long-term health care properties comprised approximately 99.3% of our real estate investment portfolio. We have been operating since August 1992.

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

Real Estate Portfolio Overview

The following tables summarize our real estate investment portfolio by owned properties and mortgage loans and by type, as of June 30, 2019 (dollar amounts in thousands):

			Six Months Ended
		Percentage	June 30, 2019		Percentage	Number	Number of
	Gross	of	Rental	Interest	of	of	SNF	ALF
Owned Properties	Investments	Investments	Income (1)	Income	Revenues	Properties (2)	Beds (3)	Units (3)
Assisted Living	$843,682	49.4%	$33,861	$—	40.2%	105	—	6,070
Skilled Nursing	589,581	34.5%	35,249	—	41.8%	72	8,893	261
Under Development (4)	8,167	0.5%	—	—	—%	—	—	—
Other (5)	11,239	0.7%	472	—	0.6%	1	118	—
Total Owned Properties	1,452,669	85.1%	69,582	—	82.6%	178	9,011	6,331

Mortgage Loans
Skilled Nursing	254,555	14.9%	—	14,662	17.4%	22	2,892	—
Total Mortgage Loans	254,555	14.9%	—	14,662	17.4%	22	2,892	—

Total Portfolio	$1,707,224	100.0%	$69,582	$14,662	100.0%	200	11,903	6,331

			Six Months Ended
		Percentage	June 30, 2019		Percentage	Number	Number of
	Gross	of	Rental	Interest	of	of	SNF	ALF
Summary of Properties by Type	Investments	Investments	Income (1)	Income	Revenues	Properties (2)	Beds (3)	Units (3)
Skilled Nursing	$844,136	49.4%	$35,249	$14,662	59.2%	94	11,785	261
Assisted Living	843,682	49.4%	33,861	—	40.2%	105	—	6,070
Under Development (4)	8,167	0.5%	—	—	—%	—	—	—
Other (5)	11,239	0.7%	472	—	0.6%	1	118	—
Total Portfolio	$1,707,224	100.0%	$69,582	$14,662	100.0%	200	11,903	6,331
(1)	Excludes variable rental income of $8,245 related to our real estate taxes which were reimbursed by our operators and adjustment for collectability of rental income.

(2)	We have investments in 28 states leased or mortgaged to 30 different operators.

(3)	See Item 1. Financial Statements – Note 2. Real Estate Investments for discussion of bed/unit count.

(4)	Represents a development project consisting of a 78-unit ALF/MC located in Oregon.

(5)	Includes three parcels of land held-for-use and one behavioral health care hospital.

As of June 30, 2019, we had $1.4 billion in net carrying value of real estate investments, consisting of $1.1 billion or 81.6% invested in owned and leased properties and $0.3 billion or 18.4% invested in mortgage loans secured by first mortgages. Our investment in mortgage loans mature in 2043 and beyond and contain interest rates between 9.2% and 9.7%.

For the six months ended June 30, 2019, rental income and interest income from mortgage loans represented 82.8% and 16.0%, respectively, of total gross revenues. In most instances, our lease structure contains fixed annual rental escalations and/or annual rental escalations that are contingent upon changes in the Consumer Price Index, which are generally recognized on a straight-line basis over the minimum lease period. Certain leases have annual rental escalations that are contingent upon changes in the gross operating revenues of the property. This revenue is not recognized until the appropriate contingencies have been resolved.

During the six months ended June 30, 2019, there were no lease renewals. For the six months ended June 30, 2019, we recorded $2.5 million in straight-line rental income and amortization of lease incentive cost of $0.2 million. During the six months ended June 30, 2019, we received $75.5 million of cash rental income, which includes $8.2 million of operator reimbursements for our real estate taxes. At June 30, 2019, the straight-line rent receivable balance, net of reserves, on the balance sheet was $43.7 million.

Update on Certain Operators

During 2017, we issued a notice of default to Anthem Memory Care (“Anthem”) resulting from Anthem’s partial payment of minimum rent. Anthem operates 11 memory care communities under a master lease. We currently estimate that Anthem will pay $7.5 million of annual cash rent during 2019. This amount represents approximately 50% of the contractual amount due under the lease in 2019. In accordance with Accounting Standard codification (“ASC”) Topic 842, Leases (“ASC 842”) lease accounting guidance, at January 1, 2019, we evaluated the collectibility of straight-line rent receivable and lease incentive balances related to Anthem and determined that it was not probable that we would collect substantially all of the contractual lease obligations through maturity. Accordingly, we wrote-off the balances to equity as of January 1, 2019 as required by the ASC 842 transition guidance.

During 2017, Preferred Care, Inc. (“Preferred Care”) and affiliated entities filed for Chapter 11 bankruptcy as a result of a multi-million-dollar judgment in a lawsuit in Kentucky against Preferred Care and certain affiliated entities. The affiliated entities named in the lawsuit operate properties in Kentucky and New Mexico. Preferred Care leases 24 properties under two master leases from us and none of the 24 properties are located in Kentucky or New Mexico. Those 24 properties are in Arizona, Colorado, Iowa, Kansas and Texas. The Preferred Care operating entities that sublease those properties did not file for bankruptcy. The court ordered deadline for affirmation or rejection of the lease has passed without action by Preferred Care. In accordance with ASC 842 lease accounting guidance, at January 1, 2019, we evaluated the collectibility of straight-line rent receivable and lease incentive balances related to Preferred Care and determined that it was not probable that we would collect substantially all of the contractual lease obligations through maturity. Accordingly, we wrote-off the balances to equity as of January 1, 2019 as required by the ASC 842 transition guidance. Furthermore, we placed Preferred Care on a cash basis on January 1, 2019. We are working with Preferred Care on options for the portfolio which may include re-leasing or selling some or all of the properties.

On December 4, 2018, Senior Care Centers, LLC. and affiliates and subsidiaries (“Senior Care”) filed for Chapter 11 bankruptcy as a result of lease terminations from certain landlords and on-going operational challenges. Senior Care did not pay us December 2018 rent, but has paid us January to July 2019 rent, real estate property tax and maintenance deposits. In December 2018, we placed Senior Care on a cash basis. In accordance with ASC 842 lease accounting guidance, at January 1, 2019, we evaluated the collectibility of straight-line rent receivable and lease incentive balances related to Senior Care and determined that it was not probable that we would collect substantially all of the contractual lease obligations through maturity. Accordingly, we wrote-off the balances to equity as of January 1, 2019 as required by the ASC 842 transition guidance.

Pursuant to the U.S. Bankruptcy Code, Senior Care had an initial period of 120 days from the petition date to assume or reject the lease. However, the Bankruptcy Code also provides that the court may extend this initial 120-day period for an additional 90 days. Accordingly, Senior Care requested, and the court approved an additional 90 days, which ended on July 2, 2019, to assume or reject the lease. In July 2019, Senior Care filed a motion attempting to affirm the lease. We have subsequently filed an objection in opposition to Senior Care’s motion.

During the three months ended March 31, 2019, we placed Thrive Senior Living, LLC. (“Thrive”) on a cash basis due to short-payment of contractual rent in November 2018 and non-payment of rent in December 2018 totaling $0.7 million. This rent was subsequently received in 2019. Thrive did not pay January to July 2019 rent. In April 2019, we issued a notice of default to Thrive. In accordance with ASC 842 lease accounting guidance, at January 1, 2019, we evaluated the collectibility of straight-line rent receivable and lease incentive balances related to Thrive and determined that it was not probable that we would collect substantially all of the contractual lease obligations through maturity. Accordingly, we wrote-off the balances to equity as of January 1, 2019 as required by the ASC 842 transition guidance.

We completed the following for all of the properties in the Thrive portfolio:

●	Transitioned two memory care communities located in Ohio and Kentucky with a total of 120-units to a new operator during the second quarter of 2019. The memory care communities are under a 10-year lease term with initial cash rent of $1.3 million in year one, $1.5 million in year two, $2.0 million in year three and $2.2 million in year four. Rent may increase subject to a contingent escalation formula commencing in year five and annually thereafter. The lease provides the lessee with a purchase option available between 2028-2029;
●	Transitioned a 56-unit memory care community located in Texas to an existing operator and added the memory care community to an existing master lease during the second quarter of 2019. As a result of this transition, annual cash rent under the existing master lease was increased by $0.4 million effective June 1, 2019 and will increase by an additional $0.3 million on June 1, 2020 and 2.5% annually thereafter. Additionally, LTC will be entitled to incremental rent calculated as a percentage of increase in gross revenues generated by the property above an established threshold;
●	Transitioned two memory care communities in Georgia and South Carolina with a total of 159-units to an existing operator subsequent to June 30, 2019. The new 2-year lease agreement has an initial annual cash rent of $1.8 million. The lease provides the lessee one month free rent and the option to defer up to 50% of contractual rent for the next 5 months. Rent increases 3.5% in year two; and
●	Transitioned the remaining 60-unit memory care community located in Florida to an existing operator effective August 1, 2019. The new 10-year lease provides the lessee twelve months free rent increasing to $0.5 million in year two and $0.6 million in year three and thereafter. In year two the lessee has the option to defer rent in an amount not to exceed $0.2 million. Rent may increase subject to a contingent escalation formula commencing in year three and annually thereafter. Additionally, the lease provides the lessee with a purchase option available in 2029.

2019 Activities Overview

The following tables summarize our transactions during the six months ended June 30, 2019 (dollar amounts in thousands):

Investment in Owned Properties

	Number		Type	Number	Initial		Total	Total
	of		of	of	Cash	Purchase	Transaction	Acquisition
State	Properties		Properties	Beds/Units	Yield	Price (1)	Costs	Costs
Virginia	1	(2)	ALF/MC	74	7.4%	$16,719	$176	$16,895
California	—	(3)	Land	—	n.a	110	26	136
Total	1			74		$16,829	$202	$17,031
(1)	Subsequent to June 30, 2019, we entered into a purchase and sale agreement for the acquisition of a newly constructed 90-bed skilled nursing center located in Missouri for approximately $19,500. Additionally, we entered into a separate purchase and sale agreement for the acquisition of a parcel of land and development of a 90-bed skilled nursing center in Missouri. The commitment totals approximately $18,400. These transactions are expected to close in the third quarter of 2019.

(2)	We entered into a joint venture (“JV”) to purchase an existing operational 74-unit ALF/MC community. The non-controlling partner contributed $919 of equity and we contributed $15,971 in cash. Our economic interest in the real estate JV is approximately 95%.

(3)	We acquired a parcel of land adjacent to an existing SNF in California.

Investment in Development and Improvement projects

	Developments	Improvements
Assisted Living Communities	$8,520	$893
Skilled Nursing Centers	4,492	—
Other	—	175
Total	$13,012	$1,068

Completed Developments

	Number	Type	Number
	of	of	of		Total
Type of Project	Properties	Property	Beds/Units	State	Investment
Development	1	SNF	143	Kentucky	$24,493
Development	1	ILF/ALF/MC	110	Wisconsin	21,872
	2		253		$46,365

Investment in Mortgage Loans

Originations and funding under mortgage loans receivable	$9,736	(1)
Scheduled principal payments received	(565)
Mortgage loan (premiums)	(2)
Provision for loan loss reserve	(92)
Net increase in mortgage loans receivable	$9,077
(1)	During 2019, we funded an additional $7,500 under an existing mortgage loan. The incremental funding bears interest at 9.41%, fixed for two years, and escalating by 2.25% thereafter.

Investment in Unconsolidated Joint Ventures

	Type	Type	Total	Currently		Number								Received
	of	of	Preferred	Paid in		of	Investment		Carrying		Capital	Recognized		Cash
State	Properties	Investment	Return	Cash		Beds/ Units	Commitment		Value		Contribution	Income		Interest
Arizona	ALF/MC/ILF	Preferred Equity	15%	8%	(1)	585	$25,650		$24,324		$293	$553		$727
Florida	ALF/ILF/MC	Mezzanine	15%	15%		99	2,900	(2)	3,197	(2)	—	256		243
Florida (3)	UDP/ALF/MC	Mezzanine	n.a	n.a %		n.a	—		—		—	404	(3)	432	(3)
						684	$28,550		$27,521		$293	$1,213		$1,402
(1)	Effective second quarter of 2019, this JV was placed on cash basis due to delinquency of our preferred return.

(2)	Since interest payments were deferred and no interest was recorded for the first twelve months of the loan, we used the effective interest method in accordance with U.S. generally accepted accounting principles (“GAAP”) to recognize interest income and recorded the difference between the effective interest income and cash interest income to the loan principal balance.

(3)	We had a $3,400 mezzanine loan commitment for the development of a 127-unit seniors housing community in Florida with a total preferred return of 15%. During the first quarter of 2019, the mezzanine loan was paid off.

Notes Receivable

Advances under notes receivable	$7,766	(1)
Principal payments received under notes receivable	(49)
Reclassified to lease incentives (2)	(200)
Notes receivable reserve	(75)
Total	$7,442

(1)	We originated a $6,800 mezzanine loan commitment for the development of a 204-unit ILF/ALF/MC in Georgia. The mezzanine loan has a five-year term and a 12.0% return, a portion of which is paid in cash, and the remaining portion of which is deferred during the first 46 months. Additionally, we originated a $1,400 note agreement, funding $582 with a commitment to fund $818. The note bears interest at 7.0%. Further, we originated a $550 note agreement, funding $200 with a commitment to fund $350. The note bears interest at 7.5%.

(2)	Represents an interim working capital loan related to a development project which matured upon completion of the development project and commencement of the lease.

Health Care Regulatory Climate

The Centers for Medicare & Medicaid Services (“CMS”) annually updates Medicare skilled nursing facility prospective payment system rates and other policies. On July 31, 2018, CMS released a final rule updating skilled nursing facility rates and policies for fiscal year 2019. The final rule adopts a 2.4% payment increase, as mandated by the Bipartisan Budget Act of 2018. CMS projects this update will increase overall payments to skilled nursing facilities by $820 million in fiscal year 2019 as compared to fiscal year 2018 levels. Furthermore, CMS finalized a plan to replace the existing Resource Utilization Groups, Version IV (“RUG–IV”) case mix classification system with a new model beginning in fiscal year 2020. The new case mix classification system, called the “Patient-Driven Payment Model,” will base Medicare payment on resident needs rather than the amount of therapy a resident receives. CMS also confirmed that the SNF Value-Based Purchasing (“VBP”) Program would go into effect beginning October 1, 2018, as required by statute. Under the VBP Program, CMS reduces Medicare payments to skilled nursing facilities by 2% and returns approximately 60% of the withheld amount to skilled nursing facilities based on their relative performance on a readmission measure. The remaining portion of the withheld amount will be retained in the Medicare Trust Fund. On April 19, 2019, CMS released a proposed rule to update skilled nursing facility rates and policies for fiscal year 2020, which starts October 1, 2019. CMS estimates that payments to skilled nursing facilities would rise by $887 million, or 2.5%, compared with fiscal year 2019 levels. CMS proposes to implement the Patient-Driven Payment Model in fiscal year 2020, as previously adopted, but CMS proposes to modify the definition of group therapy. CMS also proposes certain policy changes to the VBP and quality reporting program requirements that would affect Medicare payments to skilled nursing facilities. On July 30, 2019, CMS issued its final fiscal year 2020 Medicare skilled nursing facility update. Under the final rule, CMS projects aggregate payments to skilled nursing facilities will increase by $851 million, or 2.4%, for fiscal year 2020 compared with fiscal year 2019. The final rule also addresses implementation of the Patient-Driven Payment Model on October 1, 2019, changes to the group therapy definition in the skilled nursing facility setting, and various skilled nursing facility VBP and quality reporting program policies.

On July 18, 2019, CMS published a final rule that eliminates the prohibition on pre-dispute binding arbitration agreements between long-term care facilities and their residents. The rule also strengthens the transparency of arbitration agreements and makes other changes to arbitration requirements for long-term care facilities. There can be no assurance that these rules or future regulations modifying Medicare skilled nursing facility payment rates or other requirements for Medicare and/or Medicaid participation will not have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us.

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

The following table reflects our recent historical trends of concentration risk (gross investment, in thousands):

	6/30/19	3/31/19	12/31/18	9/30/18	6/30/18
Asset mix:
Real property	$1,452,669	$1,445,596	$1,421,456	$1,414,267	$1,401,303
Loans receivable	254,555	246,775	245,386	245,053	236,178
Real estate investment mix:
Skilled nursing centers (1)	$844,136	$834,185	$830,485	$832,599	$829,941
Assisted living communities (2)	843,682	840,926	820,686	812,800	794,426
Under development (1) (2)	8,167	6,193	4,606	2,881	2,291
Other (3)	11,239	11,067	11,065	11,040	10,823
Operator mix:
Prestige Healthcare (3)	$267,688	$259,907	$258,519	$258,186	$249,311
Senior Lifestyle Corporation	190,758	190,368	190,368	189,945	189,945
Senior Care Centers	138,109	138,109	138,109	138,109	138,109
Anthem Memory Care	136,397	136,397	136,397	135,946	135,342
Carespring Health Care Management (4)	102,038	99,997	97,461	95,951	93,279
Remaining operators (4)	872,234	867,593	845,988	841,183	831,495
Geographic mix:
Texas	$292,159	$292,091	$292,317	$292,317	$292,317
Michigan	255,498	247,718	246,329	245,996	237,121
Wisconsin	149,064	146,750	143,657	137,056	133,794
Colorado	114,923	114,923	114,923	114,923	114,923
California	102,412	102,254	102,254	102,254	102,254
Remaining states	793,168	788,635	767,362	766,774	757,072
(1)	During the three months ended March 31, 2019, we completed the construction of a 143-bed SNF in Kentucky. Accordingly, the property was reclassified from “Under development” to “Skilled nursing centers” for all periods presented.

(2)	During the three months ended June 30, 2019, we completed the construction of a 110-unit ILF/ALF/MC in Wisconsin. Accordingly, the property was reclassified from “Under Development” to “Assisted living communities” for all periods presented.

(3)	We have three parcels of land located adjacent to properties securing the Prestige Healthcare mortgage loan and are managed by Prestige.

(4)	During the three months ended June 30, 2019, we transitioned two assisted living communities from Brookdale Senior Living to a new operator. As a result of this transition, Brookdale Senior Living is no longer a top five operator under our geographic mix and is replaced by Carespring Health Care Management. Accordingly, our "Carespring Health Care Management" properties were reclassified from "Remaining operators" and our "Brookdale Senior Living" properties were reclassified to “Remaining operators” for all periods presented.

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

Balance Sheet Metrics

	Year to Date		Quarter Ended
	6/30/19		6/30/19			3/31/19			12/31/18			9/30/18		6/30/18
Debt to gross asset value	36.8%		36.8%		(1)	37.1%		(2)	35.2%		(5)	36.4%		36.1%
Debt to market capitalization ratio	27.1%		27.1%			27.1%		(3)	28.1%		(6)	27.7%		27.8%
Interest coverage ratio (8)	4.8	x	4.8	x		4.9	x	(4)	5.2	x	(7)	4.8	x	4.7	x
Fixed charge coverage ratio (8)	4.8	x	4.8	x		4.9	x	(4)	5.2	x	(7)	4.8	x	4.7	x
(1)	Decreased due to increase in gross asset value from additional mortgage loan, development and capital improvement funding.

(2)	Increased due to increase in outstanding debt and decrease in gross asset value. The decrease in gross asset value was primarily due to adoption of ASC 842 during the three months ended March 31, 2019. ASC 842 requires a lease-by-lease collectibility analysis of receivables and related balances. Based on our assessment, we determined that it was not probable that we would collect substantially all of the contractual lease obligations for certain leases through maturity. Accordingly, we wrote-off the balance of straight-line rent receivable and lease incentives related to these leases as a cumulative adjustment to equity, as required by the transition guidance.

(3)	Decreased due to increase in market capitalization.

(4)	Decreased due to decrease in other income compared to the fourth quarter of 2018. See (7) below for explanation.

(5)	Decreased due to decrease in outstanding debt partially offset by decrease in gross asset value.

(6)	Increased due to decrease in market capitalization, partially offset by decrease in outstanding debt.

(7)	Increased due to decrease in interest expense and increase in other income from the net write-off of Senior Lifestyle contingent lease incentive and the related earn-out liability.

(8)	In calculating our interest coverage and fixed charge coverage ratios above, we use EBITDAre, which is a financial measure not derived in accordance with GAAP (non-GAAP financial measure). EBITDAre is not an alternative to net income, operating income or cash flows from operating activities as calculated and presented in accordance with GAAP. You should not rely on EBITDAre as a substitute for any such GAAP financial measures or consider it in isolation, for the purpose of analyzing our financial performance, financial position or cash flows. Net income is the most directly comparable GAAP measure to EBITDAre.

	Year to Date		Quarter Ended
	6/30/19		6/30/19		3/31/19		12/31/18		9/30/18		6/30/18
Net income	$40,961		$20,534		$20,427		$30,844		$34,937		$68,936
Less: Gain loss on sale	(500)		(500)		—		(7,984)		(14,353)		(48,345)
Add: Interest expense	15,177		7,710		7,467		7,215		7,497		7,655
Add: Depreciation and amortization	19,467		9,860		9,607		9,396		9,447		9,268
Total EBITDAre	$75,105		$37,604		$37,501		$39,471		$37,528		$37,514

Interest expense	$15,177		$7,710		$7,467		$7,215		$7,497		$7,655
Add: Capitalized interest	333		73		260		398		298		293
Interest incurred	$15,510		$7,783		$7,727		$7,613		$7,795		$7,948

Interest coverage ratio	4.8	x	4.8	x	4.9	x	5.2	x	4.8	x	4.7	x

Interest incurred	$15,510		$7,783		$7,727		$7,613		$7,795		$7,948
Total fixed charges	$15,510		$7,783		$7,727		$7,613		$7,795		$7,948

Fixed charge coverage ratio	4.8	x	4.8	x	4.9	x	5.2	x	4.8	x	4.7	x

We evaluate our key performance indicators in conjunction with current expectations to determine if historical trends are indicative of future results. Our expected results may not be achieved, and actual results may differ materially from our expectations. This may be a result of various factors, including, but not limited to

●	The status of the economy;
●	The status of capital markets, including prevailing interest rates;
●	Compliance with and changes to regulations and payment policies within the health care industry;
●	Changes in financing terms;
●	Competition within the health care and seniors housing industries; and
●	Changes in federal, state and local legislation.

Management regularly monitors the economic and other factors listed above. We develop strategic and tactical plans designed to improve performance and maximize our competitive position. Our ability to achieve our financial objectives is dependent upon our ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends.

Operating Results (unaudited, in thousands)

	Three Months Ended
	June 30,
	2019		2018		Difference
Revenues:
Rental income	$38,277		$33,930		$4,347	(1) (2)
Interest income from mortgage loans	7,351		7,007		344	(3)
Interest and other income	638		535		103
Total revenues	46,266		41,472		4,794

Expenses:
Interest expense	7,710		7,655		(55)
Depreciation and amortization	9,860		9,268		(592)	(4)
Provision (recovery) for doubtful accounts	84		(38)		(122)
Transaction costs	200		6		(194)
Property tax expense	3,910		—		(3,910)	(2)
General and administrative expenses	4,596		4,716		120
Total expenses	26,360		21,607		(4,753)

Other operating income:
Gain on sale of real estate, net	500	(5)	48,345	(5)	(47,845)
Operating income	20,406		68,210		(47,804)
Income from unconsolidated joint ventures	128		726		(598)	(6)
Net income	20,534		68,936		(48,402)
Income allocated to non-controlling interests	(88)		—		(88)
Net income attributable to LTC Properties, Inc.	20,446		68,936		(48,490)
Income allocated to participating securities	(94)		(278)		184
Net income available to common stockholders	$20,352		$68,658		$(48,306)
(1)	Increased due to (2) below and increased rent from acquisitions and developments partially offset by decreased rent from properties sold in 2018.

(2)	Increased due to recording $3,910 real estate taxes that are reimbursed by our operators as rental income with a corresponding property tax expense. We adopted ASC 842 using a modified retrospective approach as of the adoption date of January 1, 2019. Accordingly, we are not required to report the expense and revenue stream for periods prior to January 1, 2019.

(3)	Increased primarily due to mortgage originations and capital improvement funding.

(4)	Increased due to acquisitions and completed developments partially offset by properties sold in 2018.

(5)	During the second quarter of 2018, we sold a portfolio of six ALFs in Ohio and Pennsylvania and recognized a net gain on sale of $48,345. During the second quarter of 2019, due to receipt of funds held in escrow related to this portfolio, we recognized an additional $500 net gain on sale.

(6)	Decreased primarily due to a preferred equity investment which was placed on cash basis during the second quarter of 2019 due to delinquency of our preferred return.

	Six Months Ended
	June 30,
	2019		2018		Difference
Revenues:
Rental income	$75,901		$68,435		$7,466	(1) (2)
Interest income from mortgage loans	14,662		13,823		839	(3)
Interest and other income	1,159		1,024		135
Total revenues	91,722		83,282		8,440

Expenses:
Interest expense	15,177		15,484		307	(4)
Depreciation and amortization	19,467		18,712		(755)	(5)
Provision (recovery) for doubtful accounts	167		(30)		(197)
Transaction costs	200		10		(190)
Property tax expense	8,296		—		(8,296)	(2)
General and administrative expenses	9,167		9,513		346	(6)
Total expenses	52,474		43,689		(8,785)

Other operating income:
Gain on sale of real estate, net	500	(7)	48,345	(7)	(47,845)
Operating income	39,748		87,938		(48,190)
Income from unconsolidated joint ventures	1,213		1,357		(144)	(8)
Net income	40,961		89,295		(48,334)
Income allocated to non-controlling interests	(169)		—		(169)
Net income attributable to LTC Properties, Inc.	40,792		89,295		(48,503)
Income allocated to participating securities	(186)		(366)		180
Net income available to common stockholders	$40,606		$88,929		$(48,323)
(1)	Increased due to (2) below and increased rent from acquisitions and developments partially offset by decreased rent from properties sold in 2018.

(2)	Increased due to recording $8,245 real estate taxes that are reimbursed by our operators as rental income with a corresponding property tax expense. We adopted ASC 842 using a modified retrospective approach as of the adoption date of January 1, 2019. Accordingly, we are not required to report the expense and revenue stream for periods prior to January 1, 2019.

(3)	Increased primarily due to mortgage originations and capital improvement funding.

(4)	Decreased due to a lower outstanding debt under our senior unsecured notes partially offset by a higher outstanding balance on our unsecured line of credit and decrease in capitalized interest.

(5)	Increased due to acquisitions and completed developments partially offset by properties sold in 2018.

(6)	Decreased primarily due to lower accrual of incentive compensation in 2019.

(7)	During the second quarter of 2018, we sold a portfolio of six ALFs in Ohio and Pennsylvania and recognized a net gain on sale of $48,345. During the second quarter of 2019, due to receipt of funds held in escrow related to this portfolio, we recognized an additional $500 net gain on sale.

(8)	Decreased primarily due to a preferred equity investment which was placed on cash basis during the second quarter of 2019 due to delinquency of our preferred return.

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

The following table reconciles GAAP net income available to common stockholders to NAREIT FFO available to common stockholders (unaudited, amounts in thousands, except per share amounts):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2019		2018		2019		2018
GAAP net income available to common stockholders	$20,352		$68,658		$40,606		$88,929
Add: Depreciation and amortization	9,860		9,268		19,467		18,712
Less: (Gain) loss on sale of real estate, net	(500)		(48,345)		(500)		(48,345)
NAREIT FFO attributable to common stockholders	$29,712		$29,581		$59,573		$59,296
NAREIT FFO attributable to common stockholders per share:
Basic	$0.75		$0.75		$1.51		$1.50
Diluted	$0.75	(1)	$0.75		$1.50	(1)	$1.50	(1)
Weighted average shares used to calculate NAREIT FFO per share:
Basic	39,577		39,471		39,555		39,461
Diluted	39,934	(2)	39,605	(3)	39,908	(2)	39,750	(2)
(1)	Includes the effect of the participating securities.

(2)	Includes the effect of stock option equivalents, participating securities and performance-based stock units.

(3)	Includes the effect of stock option equivalents and performance-based stock units.

Liquidity and Capital Resources

Sources and Uses of Cash

As of June 30, 2019, we had a total of $3.2 million of cash and cash equivalents, $453.1 million available under our unsecured revolving line of credit, $98.0 million available under our senior unsecured note shelf agreement and the potential ability to access the capital markets through the issuance of $200.0 million of common stock under our Equity Distribution Agreement. Furthermore, we have the ability to access the capital markets through the issuance of debt and/ or equity securities under an automatic shelf registration statement.

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

	Six Months Ended June 30,		Change
Cash provided by (used in):	2019	2018	$
Operating activities	$61,672	$55,471	$6,201
Investing activities	(44,075)	9,383	(53,458)
Financing activities	(17,046)	(63,361)	46,315
Increase in cash, cash equivalents and restricted cash	551	1,493	(942)
Cash, cash equivalents and restricted cash, beginning of period	4,764	5,213	(449)
Cash, cash equivalents and restricted cash, end of period	$5,315	$6,706	$(1,391)

Debt Obligations

Bank Borrowings. We have an Unsecured Credit Agreement that provides for a revolving line of credit up to $600.0 million in aggregate commitment of the lenders and the opportunity to increase the commitment size of the credit agreement up to a total of $1.0 billion. The Unsecured Credit Agreement matures on June 27, 2022 and provides for a one-year extension option at our discretion, subject to customary conditions. Based on our leverage at June 30, 2019, the facility provides for interest annually at LIBOR plus 115 basis points and a facility fee of 20 basis points. At June 30, 2019, we were in compliance with all covenants.

Senior Unsecured Notes. We have a $337.5 million shelf agreement with affiliates and managed accounts of Prudential Investment Management, Inc. (“Prudential”) with $98.0 million available for borrowing.

The debt obligations by component as of June 30, 2019 are as follows (dollar amounts in thousands):

	Applicable		Available
	Interest	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing
Bank borrowings (2)	3.74%	$146,900	$453,100
Senior unsecured notes, net of debt issue costs (3)	4.49%	528,938	98,000
Total	4.33%	$675,838	$551,100
(1)	Represents weighted average of interest rate as of June 30, 2019.

(2)	Subsequent to June 30, 2019, we borrowed $12,000 under our unsecured revolving line of credit. Accordingly, we have $158,900 outstanding under our revolving line of credit with $441,100 available for borrowing.

(3)	Subsequent to June 30, 2019, we paid $8,500 in scheduled principal payments. Accordingly, we have $520,438 outstanding and $105,500 available under our senior unsecured notes.

Our debt borrowings and repayments during the six months ended June 30, 2019 are as follows (in thousands):

Debt Obligations	Borrowings	Repayments
Bank borrowings	$36,900	$(2,000)
Senior unsecured notes	—	(4,167)
Total	$36,900	$(6,167)

Equity

At June 30, 2019, we had 39,747,191 shares of common stock outstanding, equity on our balance sheet totaled $787.6 million and our equity securities had a market value of $1.8 billion. During the six months ended June 30, 2019, we declared and paid $45.6 million of cash dividends.

Subsequent to June 30, 2019, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of July, August and September 2019, payable on July 31, August 30, and September 30, 2019, respectively, to stockholders of record on July 23, August 22, and September 20, 2019, respectively.

At-The-Market Program. On March 1, 2019, we entered into new separate equity distribution agreements (collectively, “Equity Distribution Agreement”) with four sales agents, replacing prior equity distribution agreements dated August 1, 2016. Under the terms of the new Equity Distribution Agreement, we may offer and sell, from time to time, up to $200.0 in aggregate offering price of shares of our common stock. As of June 30, 2019, no shares had been issued under the Equity Distribution Agreement. Accordingly, at June 30, 2019, we had $200.0 available under the Equity Distribution Agreement.

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

Stock-Based Compensation. During the six months ended June 30, 2019, we granted restricted stock and performance-based stock units under the 2015 Plan as follows:

No. of	Price per
Shares	Share	Vesting Period
78,276	$46.54	ratably over 3 years
60,836	$46.54	TSR targets (1)
8,496	$44.73	May 29, 2020
147,608
(1)	Vesting is based on achieving certain total shareholder return (“TSR”) targets in 4 years with acceleration opportunity in 3 years.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the six months ended June 30, 2019. For additional information, refer to Item 7A as presented in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 6. Exhibits

3.1	LTC Properties, Inc. Articles of Restatement (incorporated by reference to Exhibit 3.1.2 to LTC Properties Inc.’s Current Report on Form 8K (File No. 111314) filed June 6, 2016)

3.2	Bylaws of LTC Properties, Inc., as restated June 2, 2015 (incorporated by reference to Exhibit 3.2 to LTC Properties Inc.’s Current Report on Form 8-K (File No. 1-11314) filed June 5, 2015)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC.
Registrant

Dated: August 8, 2019	By:	/s/ Pamela Kessler
Pamela Kessler
Executive Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)