Form 10-Q
period 2019-09-30
LTC PROPERTIES INC
filed 2019-10-31
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Yes ☐ No ☑

The number of shares of common stock outstanding on October 24, 2019 was 39,751,704.

LTC PROPERTIES, INC.

FORM 10-Q

September 30, 2019

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share)

	September 30, 2019	December 31, 2018
	(unaudited)	(audited)
ASSETS
Investments:
Land	$129,403	$125,358
Buildings and improvements	1,339,543	1,290,352
Accumulated depreciation and amortization	(340,505)	(312,959)
Operating real estate property, net	1,128,441	1,102,751
Properties held-for-sale, net of accumulated depreciation: 2019—$1,916; 2018—$1,916	3,830	3,830
Real property investments, net	1,132,271	1,106,581

Mortgage loans receivable, net of loan loss reserve: 2019—$2,551; 2018—$2,447	253,186	242,939
Real estate investments, net	1,385,457	1,349,520
Notes receivable, net of loan loss reserve: 2019—$177; 2018—$128	17,552	12,715
Investments in unconsolidated joint ventures	24,426	30,615
Investments, net	1,427,435	1,392,850

Other assets:
Cash and cash equivalents	3,960	2,656
Restricted cash	2,108	2,108
Debt issue costs related to bank borrowings	2,380	2,989
Interest receivable	25,099	20,732
Straight-line rent receivable, net of allowance for doubtful accounts: 2019—$0; 2018—$746	44,814	73,857
Lease incentives	2,590	14,443
Prepaid expenses and other assets	3,845	3,985
Total assets	$1,512,231	$1,513,620
LIABILITIES
Bank borrowings	$165,400	$112,000
Senior unsecured notes, net of debt issue costs: 2019—$831; 2018—$938	518,469	533,029
Accrued interest	3,996	4,180
Accrued expenses and other liabilities	30,472	31,440
Total liabilities	718,337	680,649
EQUITY
Stockholders’ equity:
Common stock: $0.01 par value; 60,000 shares authorized; shares issued and outstanding: 2019—39,752; 2018—39,657	398	397
Capital in excess of par value	865,721	862,712
Cumulative net income	1,280,940	1,255,764
Cumulative distributions	(1,361,625)	(1,293,383)
Total LTC Properties, Inc. stockholders’ equity	785,434	825,490
Non-controlling interests	8,460	7,481
Total equity	793,894	832,971
Total liabilities and equity	$1,512,231	$1,513,620

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(amounts in thousands, except per share, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Rental income	$38,665	$34,211	$114,566	$102,646
Interest income from mortgage loans	7,646	7,087	22,308	20,910
Interest and other income	808	478	1,967	1,502
Total revenues	47,119	41,776	138,841	125,058
Expenses:
Interest expense	7,827	7,497	23,004	22,981
Depreciation and amortization	9,932	9,447	29,399	28,159
(Recovery) provision for doubtful accounts	(14)	106	153	76
Transaction costs	75	9	275	19
Property tax expense	4,270	—	12,566	—
General and administrative expenses	4,745	4,879	13,912	14,392
Total expenses	26,835	21,938	79,309	65,627
Other operating income:
Gain on sale of real estate, net	6,236	14,353	6,736	62,698
Operating income	26,520	34,191	66,268	122,129
Income from unconsolidated joint ventures	760	746	1,973	2,103
Net income	27,280	34,937	68,241	124,232
Income allocated to non-controlling interests	(88)	(17)	(257)	(17)
Net income attributable to LTC Properties, Inc.	27,192	34,920	67,984	124,215
Income allocated to participating securities	(112)	(138)	(298)	(504)
Net income available to common stockholders	$27,080	$34,782	$67,686	$123,711

Earnings per common share:
Basic	$0.68	$0.88	$1.71	$3.13
Diluted	$0.68	$0.88	$1.69	$3.12

Weighted average shares used to calculate earnings per common share:
Basic	39,586	39,487	39,565	39,470
Diluted	39,965	39,865	39,944	39,845

Dividends declared and paid per common share	$0.57	$0.57	$1.71	$1.71

Comprehensive Income:
Net income	$27,280	$34,937	$68,241	$124,232
Comprehensive income	$27,280	$34,937	$68,241	$124,232

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

			Capital in	Cumulative		Total	Non-
	Common Stock		Excess of	Net	Cumulative	Stockholder's	Controlling	Total
	Shares	Amount	Par Value	Income	Distributions	Equity	Interests	Equity
Balance—December 31, 2017	39,570	$396	$856,992	$1,100,783	$(1,203,011)	$755,160	$3,488	$758,648
Common Stock cash distributions ($0.57 per share)	—	—	—	—	(22,578)	(22,578)	—	(22,578)
Issuance of restricted stock	82	—	—	—	—	—	—	—
Stock option exercises	5	—	123	—	—	123	—	123
Stock-based compensation expense	—	—	1,376	—	—	1,376	—	1,376
Net income	—	—	—	20,359	—	20,359	—	20,359
Other	(28)	—	(1,065)	—	—	(1,065)	—	(1,065)
Balance—March 31, 2018	39,629	$396	$857,426	$1,121,142	$(1,225,589)	$753,375	$3,488	$756,863
Common Stock cash distributions ($0.57 per share)	—	—	—	—	(22,590)	(22,590)	—	(22,590)
Issuance of restricted stock	9	—	(8)	—	—	(8)	—	(8)
Stock-based compensation expense	—	—	1,521	—	—	1,521	—	1,521
Net income	—	—	—	68,936	—	68,936	—	68,936
Non-controlling interest contributions	—	—	—	—	—	—	1,081	1,081
Other	(3)	—	(107)	—	—	(107)	—	(107)
Balance—June 30, 2018	39,635	$396	$858,832	$1,190,078	$(1,248,179)	$801,127	$4,569	$805,696
Common Stock cash distributions ($0.57 per share)	—	—	—	—	(22,600)	(22,600)	—	(22,600)
Proceeds from common stock issued, net of issuance costs	22	1	928	—	—	929	—	929
Stock-based compensation expense	—	—	1,487	—	—	1,487	—	1,487
Net income	—	—	—	34,920	—	34,920	17	34,937
Non-controlling interest contributions	—	—	—	—	—	—	2,882	2,882
Non-controlling interest distributions	—	—	—	—	—	—	(17)	(17)
Other	—	—	(21)	—	—	(21)	—	(21)
Balance—September 30, 2018	39,657	$397	$861,226	$1,224,998	$(1,270,779)	$815,842	$7,451	$823,293
Common Stock cash distributions ($0.57 per share)	—	—	—	—	(22,604)	(22,604)	—	(22,604)
Stock-based compensation expense	—	—	1,486	—	—	1,486	—	1,486
Net income	—	—	—	30,766	—	30,766	78	30,844
Non-controlling interest distributions	—	—	—	—	—	—	(48)	(48)
Balance—December 31, 2018	39,657	$397	$862,712	$1,255,764	$(1,293,383)	$825,490	$7,481	$832,971
Cumulative effect of the adoption of the ASC 842	—	—	—	(42,808)	—	(42,808)	—	(42,808)
As Adjusted Balance at January 1, 2019	39,657	$397	$862,712	$1,212,956	$(1,293,383)	$782,682	$7,481	$790,163
Common Stock cash distributions ($0.57 per share)	48	—	—	—	(22,931)	(22,931)	—	(22,931)
Issuance of restricted stock	78		(1)			(1)		(1)
Stock-based compensation expense	—	—	1,689	—	—	1,689	—	1,689
Net income	—	—	—	20,346	—	20,346	81	20,427
Non-controlling interest contributions	—	—	—	—	—	—	919	919
Non-controlling interest distributions	—	—	—	—	—	—	(89)	(89)
Other	(44)	—	(2,024)	—	—	(2,024)	—	(2,024)
Balance—March 31, 2019	39,739	$397	$862,376	$1,233,302	$(1,316,314)	$779,761	$8,392	$788,153
Common Stock cash distributions ($0.57 per share)	—	—	—	—	(22,653)	(22,653)	—	(22,653)
Issuance of restricted stock	8	—	(6)	—	—	(6)	—	(6)
Stock-based compensation expense	—	—	1,623	—	—	1,623	—	1,623
Net income	—	—	—	20,446	—	20,446	88	20,534
Non-controlling interest contributions	—	—	—	—	—	—	46	46
Non-controlling interest distributions	—	—	—	—	—	—	(87)	(87)
Balance—June 30, 2019	39,747	$397	$863,993	$1,253,748	$(1,338,967)	$779,171	$8,439	$787,610
Common Stock cash distributions ($0.57 per share)	—	—	—	—	(22,658)	(22,658)	—	(22,658)
Stock option exercises	5	1	122	—	—	123	—	123
Stock-based compensation expense	—	—	1,626	—	—	1,626	—	1,626
Net income	—	—	—	27,192	—	27,192	88	27,280
Non-controlling interest distributions	—	—	—	—	—	—	(67)	(67)
Other	—	—	(20)	—	—	(20)	—	(20)
Balance—September 30, 2019	39,752	$398	$865,721	$1,280,940	$(1,361,625)	$785,434	$8,460	$793,894

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, unaudited)

	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES:
Net income	$68,241	$124,232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,399	28,159
Stock-based compensation expense	4,938	4,384
Gain on sale of real estate, net	(6,736)	(62,698)
Income from unconsolidated joint ventures	(1,973)	(2,103)
Income distributions from unconsolidated joint ventures	2,577	1,727
Insurance proceeds for damaged property	—	2,619
Payment for remediation of damaged property	—	(455)
Straight-line rental income	(3,598)	(8,629)
Adjustment for collectibility of rental income	1,926	—
Lease incentives funded	(322)	(1,272)
Amortization of lease incentives	281	1,651
Provision for doubtful accounts	153	76
Non-cash interest related to contingent liabilities	—	377
Other non-cash items, net	760	923
Increase in interest receivable	(4,367)	(4,240)
Decrease in accrued interest payable	(184)	(1,808)
Net change in other assets and liabilities	(1,003)	495
Net cash provided by operating activities	90,092	83,438
INVESTING ACTIVITIES:
Investment in real estate properties	(38,334)	(40,408)
Investment in real estate developments	(15,052)	(25,717)
Investment in real estate capital improvements	(2,121)	(2,063)
Capitalized interest	(441)	(850)
Proceeds from sale of real estate, net	8,068	82,340
Investment in real estate mortgage loans receivable	(10,919)	(20,530)
Principal payments received on mortgage loans receivable	565	1,636
Investments in unconsolidated joint ventures	(394)	(580)
Proceeds from dissolution of unconsolidated joint ventures	6,601	—
Advances and originations under notes receivable	(8,531)	(50)
Principal payments received on notes receivable	3,446	3,848
Net cash used in investing activities	(57,112)	(2,374)
FINANCING ACTIVITIES:
Bank borrowings	73,400	96,500
Repayment of bank borrowings	(20,000)	(73,000)
Principal payments on senior unsecured notes	(14,667)	(20,166)
Proceeds from common stock issued	—	1,005
Stock option exercises	123	123
Distributions paid to stockholders	(68,241)	(67,768)
Contribution from non-controlling interests	46	3,963
Distributions paid to non-controlling interests	(243)	—
Financing costs paid	(41)	(3,162)
Other	(2,053)	(1,201)
Net cash used in financing activities	(31,676)	(63,706)
Increase in cash, cash equivalents and restricted cash	1,304	17,358
Cash, cash equivalents and restricted cash, beginning of period	4,764	5,213
Cash, cash equivalents and restricted cash, end of period	$6,068	$22,571

Supplemental disclosure of cash flow information:
Interest paid	$22,431	$23,869
Non-cash investing and financing transactions:
Reclassification of notes receivable to lease incentives	$200	$—
Contribution from non-controlling interests	$919	$—

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

We have prepared consolidated financial statements included herein without audit and in the opinion of management have included all adjustments necessary for a fair presentation of the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to rules and regulations governing the presentation of interim financial statements. The accompanying consolidated financial statements include the accounts of our company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the nine months ended September 30, 2019 and 2018 are not necessarily indicative of the results for a full year.

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

As a lessee, we have an office lease agreement with a 5-year remaining term which was classified as an operating lease under ASC 840. Due to election of the package of practical expedients, upon adoption of ASC 842 this lease agreement will continue to be classified as operating lease. For the nine months ended September 30, 2019, we recorded $224,000 of rent expense related to this lease agreement. Adoption of ASC 842 resulted in recording a right-of use asset and a lease liability which represents the present value of the remaining minimum lease payments using our incremental borrowing rate. At September 30, 2019, the balance of the right-of use asset and the lease liability related to our office lease agreement were $1,354,000.

As a lessor, our properties are leased subject to non-cancelable operating leases. Each lease is a triple net lease which requires the lessee to pay all taxes, insurance, maintenance and repairs, capital and non-capital expenditures and other costs necessary in the operations of the facilities. Upon adoption of ASC 842, we recorded real estate taxes that are reimbursed by our operators as Rental Income with a corresponding Property tax expense in the Consolidated Statements of Income and Comprehensive Income. For the nine months ended September 30, 2019, we have recognized $12,094,000 in Rental Income related to reimbursement of real estate taxes from our operators.

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

During the nine months ended September 30, 2019, we received cash rent from Anthem, Thrive, Preferred Care and Senior Care. The total amount of rental income received from these operators was $26,135,000 and is included in Rental Income on the Consolidated Statements of Income and Comprehensive Income. Of the $26,135,000 received, $5,571,000 and $22,542,000 are comprised of cash payments received for amounts previously written-off in transition to ASC 842 (“Recoveries”) during the three and nine months ended September 30, 2019, respectively.

New Accounting Standards Not Yet Adopted by Our Company

In 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This standard requires a new forward looking “expected loss” model to be used for receivables, held-to-maturity debt, loans, and other instruments. When shared risk characteristics exist, ASU 2016-13 requires a collective basis measurement of expected credit losses of the financial assets. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, and early adoption is permitted for fiscal years beginning after December 15, 2018. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

basis over the minimum lease period. Certain leases have annual rental escalations that are contingent upon changes in the gross operating revenues of the property. This revenue is not recognized until the appropriate contingencies have been resolved.

The following table summarizes our investments in owned properties at September 30, 2019 (dollar amounts in thousands):

						Average
		Percentage	Number	Number of		Investment
	Gross	of	of	SNF	ALF	per
Type of Property	Investment	Investment	Properties (1)	Beds	Units	Bed/Unit
Assisted Living	$844,635	57.3%	105	—	6,070	$139.15
Skilled Nursing	605,763	41.1%	72	8,835	261	$66.60
Under Development (2)	12,934	0.9%	—	—	—	—
Other (3)	11,360	0.7%	1	118	—	—
Total	$1,474,692	100.0%	178	8,953	6,331
(1)	We own properties in 28 states that are leased to 30 different operators.

(2)	Represents a 78-unit ALF/MC located in Oregon and a 90-bed SNF located in Missouri.

(3)	Includes three parcels of land held-for-use, and one behavioral health care hospital.

Future minimum base rents receivable under the remaining non-cancelable terms of operating leases excluding the effects of straight-line rent receivable, amortization of lease incentives and renewal options are as follows (in thousands):

Cash
Rent (1)
2019	$32,265
2020	132,387
2021	124,338
2022	125,420
2023	127,027
Thereafter	731,116
(1)	Represents contractual cash rent, except for four master leases which are based on cash rents. See below for more information.

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

During 2017, Preferred Care, Inc. (“Preferred Care”) and affiliated entities filed for Chapter 11 bankruptcy as a result of a multi-million-dollar judgment in a lawsuit in Kentucky against Preferred Care and certain affiliated entities. The affiliated entities named in the lawsuit operate properties in Kentucky and New Mexico. Preferred Care leased 24 properties under two master leases from us and none of the 24 properties are located in Kentucky or New Mexico. Those 24 properties are in Arizona, Colorado, Iowa, Kansas and Texas. The Preferred Care operating entities that sublease those properties did not file for

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

bankruptcy. The court ordered deadline for affirmation or rejection of the lease passed without action by Preferred Care. In accordance with ASC 842 lease accounting guidance, at January 1, 2019, we evaluated the collectibility of straight-line rent receivable and lease incentive balances related to Preferred Care and determined that it was not probable that we would collect substantially all of the contractual lease obligations through maturity. Accordingly, we wrote-off the balances to equity as of January 1, 2019, as required by the ASC 842 transition guidance. During the third quarter of 2019, Preferred Care began paying only $55,000 of monthly rent. The rental obligation under unconfirmed lease was approximately $1,000,000. We applied all of their security deposit to rental income during the third quarter and recorded only the $55,000 cash received in October 2019 to rental income. We are working with Preferred Care on options for the portfolio which likely will include selling the majority of the properties. In October of 2019, we entered into multiple contracts to sell a portion of the properties and are negotiating contracts to sell the remainder of the properties. The contracts are subject to standard due diligence and other contingencies to close. Should these conditions be met, we anticipate reclassifying these properties to held-for-sale.

On December 4, 2018, Senior Care Centers, LLC. and affiliates and subsidiaries (“Senior Care”) filed for Chapter 11 bankruptcy as a result of lease terminations from certain landlords and on-going operational challenges. Senior Care did not pay us December 2018 rent, but has paid us January to October 2019 rent, real estate property tax and maintenance deposits. In December 2018, we placed Senior Care on a cash basis. In accordance with ASC 842 lease accounting guidance, at January 1, 2019, we evaluated the collectibility of straight-line rent receivable and lease incentive balances related to Senior Care and determined that it was not probable that we would collect substantially all of the contractual lease obligations through maturity. Accordingly, we wrote-off the balances to equity as of January 1, 2019, as required by the ASC 842 transition guidance.

Pursuant to the U.S. Bankruptcy Code, Senior Care had an initial period of 120 days from the petition date to assume or reject the lease. However, the Bankruptcy Code also provides that the court may extend this initial 120-day period for an additional 90 days. Accordingly, Senior Care requested, and the court approved an additional 90 days, which ended on July 2, 2019, to assume or reject the lease. In July 2019, Senior Care filed a motion attempting to affirm the lease. We subsequently filed an objection in opposition to Senior Care’s motion. During the fourth quarter of 2019, the court rejected our motion and accordingly, our master lease with Senior Care was affirmed. At October 4, 2019, as of court filing, the court has ordered Senior Care to pay us unpaid rent from December 2018, late fees and legal costs totaling $1,596,000 by the earlier of the bankruptcy plan effective date or December 16, 2019.

During the three months ended March 31, 2019, we placed Thrive Senior Living, LLC. (“Thrive”) on a cash basis due to short-payment of contractual rent in November 2018 and non-payment of rent in December 2018 totaling $700,000. This rent was subsequently received in 2019. Thrive did not pay 2019 contractual rent. In April 2019, we issued a notice of default to Thrive. In accordance with ASC 842 lease accounting guidance, at January 1, 2019, we evaluated the collectibility of straight-line rent receivable and lease incentive balances related to Thrive and determined that it was not probable that we would collect substantially all of the contractual lease obligations through maturity. Accordingly, we wrote-off the balances to equity as of January 1, 2019, as required by the ASC 842 transition guidance.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

We completed the following for all of the properties in the Thrive portfolio. As of September 30, 2019, Thrive does not operate any property in our portfolio:

●	Transitioned two memory care communities located in Ohio and Kentucky with a total of 120-units to an operator new to our portfolio during the second quarter of 2019. The memory care communities are under a 10-year lease term with initial cash rent of $1,250,000 in year one, $1,500,000 in year two, $1,975,000 in year three and $2,150,000 in year four. Rent may increase subject to a contingent escalation formula commencing in year five and annually thereafter. The lease provides the lessee with a purchase option available between 2028-2029;
●	Transitioned a 56-unit memory care community located in Texas to an existing operator and added the memory care community to an existing master lease during the second quarter of 2019. As a result of this transition, annual cash rent under the existing master lease was increased by $400,000 effective June 1, 2019 and will increase by an additional $300,000 on June 1, 2020 and 2.5% annually thereafter. Additionally, LTC will be entitled to incremental rent calculated as a percentage of increases in gross revenues generated by the property above an established threshold;
●	Transitioned two memory care communities in Georgia and South Carolina with a total of 159-units to an existing operator during the third quarter of 2019. The new 2-year lease agreement has an initial annual cash rent of $1,762,000. The lease provides the lessee one month free rent and the option to defer up to 50% of contractual rent through December 2019. Rent increases 3.5% in year two; and
●	Transitioned the remaining 60-unit memory care community located in Florida to an existing operator effective August 1, 2019. The new 10-year lease provides the lessee twelve months free rent, rent of $450,000 in year two and $600,000 in year three and thereafter. In year two the lessee has the option to defer rent in an amount not to exceed $150,000. Rent may increase subject to a contingent escalation formula commencing in year three and annually thereafter. Additionally, the lease provides the lessee with a purchase option available between 2028 and 2029.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table summarizes components of our rental income for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
Rental Income	2019		2018		2019		2018
Base cash rental income	$33,754	(1)	$31,506		$100,687	(1)	$95,273
Variable cash rental income	3,926	(2)	76	(2)	12,488	(2)	395	(2)
Straight-line rent	1,085	(3)	3,189		3,598	(3)	8,629
Adjustment for collectibility of rental income	—		—		(1,926)	(4)	—
Amortization of lease incentives	(100)		(560)		(281)		(1,651)
Total	$38,665		$34,211		$114,566		$102,646
(1)	Increased due to acquisitions, developments and capital improvements partially offset due to reduced rent from sold properties and properties transitioned to other operators.

(2)	The three months ended September 30, 2019 variable rental income includes $77 related to contingent rental income and $3,849 related to our real estate taxes which were reimbursed by our operators. The nine months ended September 30, 2019 variable rental income includes $394 related to contingent rental income and $12,094 related to our real estate taxes which were reimbursed by our operators. Per the provisions of ASC 842, any lessor cost, paid by the lessor and reimbursed by the lessee, must be included as a lease payment. As discussed above, we adopted ASC 842 using a modified retrospective approach as of the adoption date of January 1, 2019. Accordingly, we are not required to report this revenue stream for periods prior to January 1, 2019.

(3)	In accordance with ASC 842 lease accounting guidance, we evaluated the collectibility of lease payments through maturity and determined that it was not probable that we would collect substantially all of the contractual obligations from Anthem, Thrive, Preferred Care and Senior Care leases through maturity. Decreased due to these leases being accounted for on cash-basis as of January 1, 2019.

(4)	During the first quarter of 2019, we terminated a lease agreement and transitioned two operating seniors housing communities under the lease agreement to a new operator. As a result of the lease termination, we wrote-off $1,926 straight-line rent receivable to contra-revenue in accordance with ASC 842.

Some of our lease agreements provide purchase options allowing the lessees to purchase the properties they currently lease from us. The following table summarizes information about purchase options included in our lease agreements (dollar amount in thousands):

	Type	Number
	of	of	Gross	Carrying	Option
State	Property	Properties	Investments	Value	Window
California	ALF/MC	2	$38,895	$36,777	2024-2029
California	ALF	2	28,246	15,551	2021-TBD	(1)
Florida	MC	1	14,201	12,845	2028-2029
Kentucky and Ohio	MC	2	30,087	28,007	2028-2029
Texas	MC	2	25,265	24,490	2025-2027
South Carolina	ALF/MC	1	11,680	10,939	2028-2029
Total			$148,374	$128,609
(1)	The option window ending date will be either 24 months or 48 months after the option window commences, based on certain contingencies.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Acquisitions and Developments: The following table summarizes our acquisitions for the nine months ended September 30, 2019 and 2018 (dollar amounts in thousands):

				Total	Number	Number
		Purchase	Transaction	Acquisition	of	of
Year	Type of Property	Price	Costs (1)	Costs	Properties	Beds/Units
2019	Skilled Nursing (2)	$19,500	$77	$19,577	1	90
	Assisted Living (3)	16,719	176	16,895	1	74
	Land (4)	2,732	49	2,781	—	—
Total		$38,951	$302	$39,253	2	164

2018	Assisted Living (5) (6)	$39,600	$65	$39,665	3	177
	Land (6)	695	48	743	—	—
Total		$40,295	$113	$40,408	3	177

(1)	Represents cost associated with our acquisitions; however, upon adoption of ASU 2017-01, our acquisitions meet the definition of an asset acquisition resulting in capitalization of transaction costs to the properties’ basis. For our land purchases with forward development commitments, transaction costs are capitalized as part of construction in progress. Transaction costs per our Consolidated Statements of Income and Comprehensive Income represents current and prior year transaction costs due to timing and terminated transactions.

(2)	We acquired a newly constructed 90-bed SNF located in Missouri.

(3)	We entered into a joint venture (“JV”) (consolidated on our financial statements) to purchase an existing operational 74-unit ALF/MC community. The non-controlling partner contributed $919 of equity and we contributed $15,971 in cash. Our economic interest in the real estate JV is approximately 95%.

(4)	We acquired a parcel of land adjacent to an existing SNF in California. Additionally, we acquired a parcel of land and development of a 90-bed SNF in Missouri. The commitment totals approximately $17,400.

(5)	We acquired two MC properties in Texas.

(6)	We entered into a JV (consolidated on our financial statements) to purchase an existing operational 89-unit ILF and to own the real estate and develop a 78-unit ALF/MC for $18,108 in Oregon.

During the nine months ended September 30, 2019 and 2018, we invested the following in development and improvement projects (in thousands):

	Nine Months Ended September 30,
	2019		2018
Type of Property	Developments	Improvements	Developments	Improvements
Assisted Living Communities	$10,266	$1,826	$19,251	$1,131
Skilled Nursing Centers	4,786	—	6,466	500
Other	—	295	—	432
Total	$15,052	$2,121	$25,717	$2,063

Completed Developments. The following table summarizes our completed developments during the nine months ended September 30, 2019 and 2018 (dollar amounts in thousands):

		Number	Type	Number
		of	of	of		Total
Year	Type of Project	Properties	Property	Beds/Units	State	Investment
2019	Development	1	SNF	143	Kentucky	$24,496
	Development	1	ILF/ALF/MC	110	Wisconsin	21,893
Total		2		253		$46,389

2018	Development	1	MC	66	Illinois	$13,974
Total		1		66		$13,974

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Properties held-for-sale. The following table summarizes our property held-for-sale as of September 30, 2019 (dollar amounts in thousands):

	Type	Number			Number
	of	of	Gross	Accumulated	of
State	Property	Properties	Investment	Depreciation	Beds/units
Texas	ILF	1	$5,746	$1,916	140

Properties Sold. The following table summarizes property sales during the nine months ended September 30, 2019 and 2018 (dollar amounts in thousands):

		Type		Number	Number			Net
		of		of	of	Sales	Carrying	Gain
Year	State	Properties		Properties	Beds/Units	Price	Value	(Loss)
2019	N/A	N/A		—	—	$—	$—	$500	(1)
	Georgia	SNF		1	148	7,920	1,639	6,236
Total 2019				1	148	$7,920	$1,639	$6,736

2018	Alabama	SNF		2	285	$17,525	$3,272	$14,253
	Kansas	ALF	(2)	—	—	350	346	—
	Ohio and Pennsylvania	ALF	(1)	6	320	67,500	16,352	48,445
Total 2018				8	605	$85,375	$19,970	$62,698
(1)	Gain recognized due to the receipt of funds held in escrow related to a portfolio of six ALFs sold during the second quarter of 2018.

(2)	We sold land adjacent to an existing ALF community in Kansas.

Mortgage Loans. The following table summarizes our investments in mortgage loans secured by first mortgages at September 30, 2019 (dollar amounts in thousands):

			Type	Percentage	Number of			Investment
		Gross	of	of			SNF	per
Interest Rate (1)	Maturity	Investment	Property	Investment	Loans (2)	Properties (3)	Beds	Bed/Unit
9.7%	2043	$186,510	SNF	72.9%	1	15	2,029	$91.92
9.2%	2045	34,886	SNF	13.6%	1	4	501	$69.63
9.4%	2045	19,391	SNF	7.6%	1	2	205	$94.59
9.4%	2045	14,950	SNF	5.9%	1	1	157	$95.22
Total		$255,737		100.0%	4	22	2,892	$88.43
(1)	The majority of the mortgage loans provide for annual increases in the interest rate after a certain time period based upon a specified increase of 2.25%.

(2)	Some loans contain certain guarantees, provide for certain facility fees and the majority of the mortgage loans have a 30-year term.

(3)	The properties securing these mortgage loans are located in one state and are operated by one operator.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table summarizes our mortgage loan activity for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019		2018
Originations and funding under mortgage loans receivable	$10,919	(1)	$20,530	(2)
Pay-offs received	—		(1,086)
Scheduled principal payments received	(565)		(550)
Mortgage loan premium amortization	(3)		(3)
Provision for loan loss reserve	(104)		(189)
Net increase in mortgage loans receivable	$10,247		$18,702
(1)	During 2019, we funded an additional $7,500 under an existing mortgage loan. The incremental funding bears interest at 9.41%, fixed for two years, and escalating by 2.25% thereafter.

(2)	During 2018, we funded an additional $7,400 under an existing mortgage loan for the purchase of a 112-bed SNF in Michigan. The incremental funding bears interest at 8.7%, fixed for five years, and escalating by 2.25% thereafter. Also, we funded additional loan proceeds of $7,125 under an existing mortgage loan for the purchase of a 126-bed skilled nursing center in Michigan. This incremental funding bears interest at 9.41%, fixed for five years, and escalating by 2.25% thereafter.

3.	Investment in Unconsolidated Joint Ventures

The following table summarizes our investment in an unconsolidated joint venture (dollar amounts in thousands):

	Type	Type		Total	Currently		Number
	of	of		Preferred	Paid in		of	Investment	Carrying
State	Properties	Investment		Return	Cash		Beds/ Units	Commitment	Value
Arizona	ALF/MC/ILF	Preferred Equity	(1)	15%	8%	(2)	585	$25,650	$24,426
Total							585	$25,650	$24,426
(1)	We have concluded that the JV is a variable interest entity (“VIE”) in accordance with GAAP. However, because we do not control the entity, nor do we have any role in the day-to-day management, we are not the primary beneficiary of the JV. Therefore, we account for the JV investment using the equity method.

(2)	Effective second quarter of 2019, this JV was placed on cash basis due to delinquency of our preferred return.

Subsequent to September 30, 2019, the JV in which we hold our preferred equity investment signed a letter of intent for the sale of the four properties comprising the JV. Concurrently, the JV is pursuing a refinancing alternative to take advantage of lower interest rates in today’s market. Based upon the information available to us regarding available alternatives and courses of action as of September 30, 2019, we performed a recoverability test on the carrying amount of our preferred equity investment and concluded the preferred equity investment was not impaired.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table summarizes our capital contributions, income recognized, and cash interest received related to our investments in unconsolidated joint ventures (in thousands):

	Type
	of		Capital		Income		Cash Interest
Year	Properties		Contribution		Recognized		Received
2019	ALF/MC/ILF		$394		$614		$1,166
	ALF/ILF/MC	(1)	—	(1)	955	(1)	979	(1)
	ALF/MC	(2)	—	(2)	404	(2)	432	(2)
Total			$394		$1,973		$2,577

2018	ALF/MC/ILF		$580		$1,490		$1,436
	ALF/ILF/MC	(1)	—	(1)	383	(1)	291	(1)
	ALF/MC	(2)	—	(2)	230	(2)	—	(2)
Total			$580		$2,103		$1,727
(1)	We had a $2,900 mezzanine loan commitment for a 99-unit seniors housing community in Florida with a total preferred return of 15%. The mezzanine loan was an ADC arrangement which we determined it to have characteristics similar to a jointly-owned arrangement and recorded it as an unconsolidated joint venture. Since interest payments were deferred and no interest was recorded for the first twelve months of the loan, we used the effective interest method in accordance with GAAP to recognize interest income and recorded the difference between the effective interest income and cash interest income to the loan principal balance. During the third quarter of 2019, the mezzanine loan was paid off.

(2)	We had a $3,400 mezzanine loan commitment for the development of a 127-unit seniors housing community in Florida with a total preferred return of 15%. The mezzanine loan was an ADC arrangement which we determined it to have characteristics similar to a jointly-owned arrangement and recorded it as an unconsolidated joint venture. During the first quarter of 2019, the mezzanine loan was paid off.

4.	Notes Receivable

Notes receivable consists of mezzanine loans and other loan arrangements. The following table is a summary of our notes receivable components as of September 30, 2019 and December 31, 2018 (in thousands):

	At September 30, 2019	At December 31, 2018
Mezzanine loans	$13,284	$9,868
Other loans	4,445	2,975
Notes receivable reserve	(177)	(128)
Total	$17,552	$12,715

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following tables summarizes our notes receivable activity for the nine months ended September 30, 2019 and 2018 (dollar amounts in thousands):

	Nine Months Ended September 30,
	2019		2018
Advances under notes receivable	$8,531	(1)	$50
Principal payments received under notes receivable	(3,446)		(3,848)
Reclassified to lease incentives (2)	(200)	(2)	—
Notes receivable reserve	(48)		38
Total	$4,837		$(3,760)

(1)	We originated a $6,800 mezzanine loan commitment for the development of a 204-unit ILF/ALF/MC in Georgia. The mezzanine loan has a five-year term and a 12.0% return, a portion of which is paid in cash, and the remaining portion of which is deferred during the first 46 months. Additionally, we originated a $1,400 note agreement, funding $1,124 with a commitment to fund $276. The note bears interest at 7.0%. Further, we originated a $550 note agreement, funding $400 with a commitment to fund $150. The note bears interest at 7.5%.

(2)	Represents an interim working capital loan related to a development project which matured upon completion of the development project and commencement of the lease.

5.	Lease Incentives

Our lease incentives balances at September 30, 2019 and December 31, 2018 are as follows (in thousands):

	September 30, 2019	December 31, 2018
Non-contingent lease incentives	$2,590	$14,443

The following table summarizes our lease incentive activity for the nine months ended September 30, 2019 and 2018(in thousands):

	Nine Months Ended September 30,
	2019				2018
	Funding	Amortization	Reclassification		Funding	Amortization
Non-contingent lease incentives	$322	$(281)	$(11,893)	(1)	$1,272	$(1,292)
Contingent lease incentives	—	—	—		—	(359)
Net increase (decrease) in lease incentives	$322	$(281)	$(11,893)		$1,272	$(1,651)
(1)	In accordance with ASC 842 lease standard adopted on January 1, 2019, we wrote-off $12,093 of lease incentives related to leases for which we determined it is not probable we will collect substantially all of the contractual lease obligation through maturity. See Note 1. General for further discussion. Additionally, we reclassified a $200 interim working capital loan as lease incentive. See Note 4. Notes Receivable for further discussion.

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

Bank Borrowings. During 2018, we amended and restated our unsecured credit agreement to replace the previous unsecured credit agreement, prior to its expiration on October 14, 2018. The amended credit agreement maintains the $600,000,000 aggregate commitment of the lenders under the prior agreement and provides for the opportunity to increase the commitment size of the credit agreement up to a total of $1,000,000,000. The amended credit agreement extends the maturity of the credit agreement to June 27, 2022 and provides for a one-year extension option at our discretion, subject to customary conditions. Additionally, the amended credit agreement decreases the interest rate margins and converts from the payment of unused commitment fees to a facility fee. Based on our leverage at September 30, 2019, the facility provides for interest annually at LIBOR plus 115 basis points and a facility fee of 20 basis points. At September 30, 2019, we were in compliance with all covenants.

Senior Unsecured Notes. We have a $337,500,000 shelf agreement with affiliates and managed accounts of PGIM, Inc. (“Prudential”) which expires on February 16, 2020.

The debt obligations by component as of September 30, 2019 and December 31, 2018 are as follows (dollar amounts in thousands):

		At September 30, 2019		At December 31, 2018
	Applicable		Available		Available
	Interest	Outstanding	for	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing	Balance	Borrowing
Bank borrowings (2)	3.39%	$165,400	$434,600	$112,000	$488,000
Senior unsecured notes, net of debt issue costs (3)	4.48%	518,469	107,500	533,029	93,833
Total	4.22%	$683,869	$542,100	$645,029	$581,833
(1)	Represents weighted average of interest rate as of September 30, 2019.

(2)	Subsequent to September 30, 2019, we paid down $100,000 under our unsecured revolving line of credit, using the proceeds from the sale of $100,000 senior unsecured notes as explained below. Accordingly, we have $65,400 outstanding under our revolving line of credit with $534,600 available for borrowing.

(3)	Subsequent to September 30, 2019, we sold $100,000 aggregate principal amount of 3.85% senior unsecured notes maturing in 2031 to Prudential. Accordingly, we have $618,469 outstanding and $7,500 available under our senior unsecured notes.

Our borrowings and repayments are as follows (in thousands):

	Nine Months Ended September 30,
	2019		2018
Debt Obligations	Borrowings	Repayments	Borrowings	Repayments
Bank borrowings	$73,400	$(20,000)	$96,500	$(73,000)
Senior unsecured notes	—	(14,667)	—	(20,166)
Total	$73,400	$(34,667)	$96,500	$(93,166)

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

7.	Equity

Common Stock. We have separate equity distribution agreements (collectively, “Equity Distribution Agreements”) to offer and sell, from time to time, up to $200,000,000 in aggregate offering price of shares of our common stock. As of September 30, 2019, no shares had been issued under the Equity Distribution Agreements. Accordingly, at September 30, 2019, we had $200,000,000 available under the Equity Distribution Agreements.

During the nine months ended September 30, 2019 and 2018, we acquired 45,030 shares and 31,326 shares, respectively, of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

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

As of September 30, 2019, we have the following consolidated VIEs (dollar amounts in thousands):

				Gross
Investment		Property		Consolidated		Non-Controlling
Year	Purpose	Type	State	Assets		Interests
2019	Owned real estate	ALF/MC	VA	$16,895		$919
2018	Owned real estate	ILF	OR	14,400	(1)	2,857	(1)
2018	Owned real estate and development	UDP	OR	9,987	(1)	1,081	(1)
2017	Owned real estate and development	ILF/ALF/MC	WI	21,893	(2)	2,318	(2)
2017	Owned real estate	ALF/MC	SC	11,680		1,285
Total				$74,855		$8,460
(1)	We entered into a JV to develop, purchase and own seniors housing properties. During the second quarter of 2018, the JV purchased land for the development of a 78-unit ALF/MC for a total anticipated project cost of $18,108. The non-controlling partner contributed $1,081 of cash and we committed to fund the remaining $17,027 project cost. During the third quarter of 2018, in a sale-leaseback transaction, the JV purchased an existing operational 89-unit ILF adjacent to the 78-unit ALF/MC we are developing for $14,400. The non-controlling partner contributed $2,857 of equity and we contributed $11,543 in cash. Upon completion of the development project, our combined economic interest in the JV will be approximately 88%.

(2)	We entered into a JV to own the real estate and develop a 110-unit ILF/ALF/MC community in Wisconsin. This development project completed during the second quarter of 2019.

Available Shelf Registration. We have an automatic shelf registration statement on file with the SEC, and currently have the ability to file additional automatic shelf registration statements, to provide us with capacity to publicly offer an indeterminate amount of common stock, preferred stock, warrants, debt, depositary shares, or units. We may from time to time raise capital under our automatic shelf registration statement in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering. Our shelf registration statement expires on February 28, 2022.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Distributions. We declared and paid the following cash dividends (in thousands):

	Nine Months Ended September 30,
	2019		2018
	Declared	Paid	Declared	Paid
Common Stock (1)	$68,241	$68,241	$67,768	$67,768
(1)	Represents $0.19 per share per month for the nine months ended September 30, 2019 and 2018.

In October 2019, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of October, November and December 2019, payable on October 31, November 29, and December 31, 2019, respectively, to stockholders of record on October 23, November 21, and December 23, 2019, respectively.

Stock-Based Compensation. Under our 2015 Equity Participation Plan (“the 2015 Plan”), 1,400,000 shares of common stock have been reserved for awards, including nonqualified stock option grants and restricted stock grants to officers, employees, non-employee directors and consultants. The terms of the awards granted under the 2015 Plan are set by our compensation committee at its discretion.

At September 30, 2019, we had 15,000 stock options outstanding and exercisable. During the nine months ended September 30, 2019 and 2018, no stock options were granted. The stock options exercised during the nine months ended September 30, 2019 and 2018 were as follows:

		Weighted
		Average
	Options	Exercise	Option	Market
	Exercised	Price	Value	Value (1)
2019	5,000	$24.65	$123,000	$233,000
2018	5,000	$24.65	$123,000	$205,000
(1)	As of exercise date.

The following table summarizes our restricted stock and performance-based stock units activity for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019		2018
Outstanding, January 1	325,750		244,181
Granted	147,608		156,718
Vested	(127,725)	(1)	(75,149)
Outstanding, September 30	345,633		325,750
(1)	Includes 48,225 performance-based stock units.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the nine months ended September 30, 2019 and 2018, we granted restricted stock and performance-based stock units under the 2015 Plan as follows:

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

Compensation expense recognized related to the vesting of restricted common stock and performance-based stock units for the nine months ended September 30, 2019 and 2018 were $4,938,000 and $4,384,000, respectively. At September 30, 2019, the remaining compensation expense to be recognized related to the future service period of unvested outstanding restricted common stock and performance-based stock units are as follows (in thousands):

Remaining
Compensation
Vesting Date	Expense
2019	$1,627
2020	4,619
2021	2,503
2022	189
Total	$8,938

8.	Commitments and Contingencies

At September 30, 2019, we had commitments as follows (in thousands):

				Total
	Investment		2019	Commitment	Remaining
	Commitment		Funding	Funded	Commitment
Real estate properties (Note 2. Real Estate Investments)	$50,647	(1)	$9,450	$18,959	$31,688
Accrued incentives and earn-out liabilities (Note 5. Lease Incentives)	9,000		—	—	9,000
Mortgage loans (Note 2. Real Estate Investments)	56,200	(2)	3,419	22,009	34,191
Joint venture investments (Note 3. Investments in Unconsolidated Joint Ventures)	25,650		394	24,078	1,572
Notes receivable (Note 4. Notes Receivable)	2,850		1,603	1,627	1,223
Total	$144,347		$14,866	$66,673	$77,674
(1)	Represents commitments to purchase land and improvements, if applicable, and to develop, re-develop, renovate or expand seniors housing and health care properties.

(2)	Represents $35,700 of commitments to expand and renovate the seniors housing and health care properties securing the mortgage loans and $20,500 represents contingent funding upon the borrower achieving certain coverage ratios.

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

We have two operators from each of which we derive 10% or more of our combined rental revenue and interest income from mortgage loans. The following table sets forth information regarding our major operators as of September 30, 2019:

	Number of		Number of		Percentage of
			SNF	ALF	Total	Total
Operator	SNF	ALF	Beds	Units	Revenue (1)	Assets
Prestige Healthcare	24	—	3,010	93	17.0%	17.3%
Senior Lifestyle Corporation	—	23	—	1,457	10.8%	10.3%
Total	24	23	3,010	1,550	27.8%	27.6%
(1)	Includes rental income from owned properties and interest income from mortgage loans as of September 30, 2019 and excludes rental income due to lessee reimbursement of our real estate taxes and adjustment for collectability of rental income.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

10.	Earnings per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019		2018	2019		2018
Net income	$27,280		$34,937	$68,241		$124,232
Less income allocated to non-controlling interests	(88)		(17)	(257)		(17)
Less income allocated to participating securities:
Non-forfeitable dividends on participating securities	(93)		(89)	(279)		(268)
Income allocated to participating securities	(19)		(49)	(19)		(236)
Total net income allocated to participating securities	(112)		(138)	(298)		(504)
Net income available to common stockholders	27,080		34,782	67,686		123,711
Effect of dilutive securities:
Participating securities	—	(1)	138	—	(1)	504
Net income for diluted net income per share	$27,080		$34,920	$67,686		$124,215

Shares for basic net income per share	39,586		39,487	39,565		39,470
Effect of dilutive securities:
Stock options	4		4	4		3
Performance-based stock units	375		217	375		217
Participating securities	—	(1)	157	—	(1)	155
Total effect of dilutive securities	379		378	379		375
Shares for diluted net income per share	39,965		39,865	39,944		39,845

Basic net income per share	$0.68		$0.88	$1.71		$3.13
Diluted net income per share	$0.68		$0.88	$1.69		$3.12
(1)	For the three and nine months ended September 30, 2019, the participating securities have been excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.

11.	Fair Value Measurements

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments. We do not invest our cash in auction rate securities. The carrying value and fair value of our financial instruments as of September 30, 2019 and December 31, 2018 assuming election of fair value for our financial assets and financial liabilities were as follows (in thousands):

	At September 30, 2019			At December 31, 2018
	Carrying	Fair		Carrying	Fair
	Value	Value		Value	Value
Mortgage loans receivable	$253,186	$310,842	(1)	$242,939	$295,492	(1)
Bank borrowings	165,400	165,400	(2)	112,000	112,000	(2)
Senior unsecured notes, net of debt issue costs	518,469	537,739	(3)	533,029	508,613	(3)
(1)	Our investment in mortgage loans receivable is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash inflows of the mortgage loans receivable at September 30, 2019 and December 31, 2018 was 9.0%.

(2)	Our bank borrowings bear interest at a variable interest rate. The estimated fair value of our bank borrowings approximated their carrying values at September 30, 2019 and December 31, 2018 based upon prevailing market interest rates for similar debt arrangements.

(3)	Our obligation under our senior unsecured notes is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is measured based upon management’s estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities. At September 30, 2019, the discount rate used to value our future cash outflow of our senior unsecured notes was 3.50% for those maturing before year 2026 and 3.70% for those maturing at or beyond year 2026. At December 31, 2018, the discount rate used to value our future cash outflow of our senior unsecured notes was 5.15% for those maturing before year 2026 and 5.40% for those maturing at or beyond year 2026.

12.	Subsequent Events

Subsequent to September 30, 2019 the following events occurred:

Debt. We sold $100,000,000 aggregate principal amount of 3.85% senior unsecured notes due in 2031 to Prudential. Accordingly, we have $618,469,000 outstanding and $7,500,000 available under our senior unsecured notes. Additionally, we paid down $100,000,000 under our unsecured revolving line of credit using the proceeds from the sale of senior unsecured noted explained above. Accordingly, we have $65,400,000 outstanding under our revolving line of credit with $534,600,000 available for borrowing.

Equity: We declared a monthly cash dividend of $0.19 per share on our common stock for the months of October, November and December 2019, payable on October 31, November 29, and December 31, 2019, respectively to stockholders of record on October 23, November 21, and December 23, 2019, respectively.

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

The following graph summarizes our gross investments as of September 30, 2019:

Our primary seniors housing and health care property classifications include skilled nursing centers (“SNF”), assisted living communities (“ALF”), independent living communities (“ILF”), memory care communities (“MC”) and combinations thereof. ALF, ILF, MC, and combinations thereof are included in the ALF classification. As of September 30, 2019, seniors housing and long-term health care properties comprised approximately 99.3% of our real estate investment portfolio. We have been operating since August 1992.

Substantially all of our revenues and sources of cash flows from operations are derived from operating lease rentals, interest earned on outstanding loans receivable and income from investments in unconsolidated joint ventures. Our investments in owned properties and mortgage loans represent our primary source of liquidity to fund distributions and are dependent upon the performance of the operators on their lease and loan obligations and the rates earned thereon. To the extent that the operators experience operating difficulties and are unable to generate sufficient cash to make payments to us, there could be a material adverse impact on our consolidated results of operations, liquidity and/or financial condition. To mitigate this risk, we monitor our investments through a variety of methods determined by property type and operator. Our monitoring process includes periodic review of financial statements for each facility, periodic review of operator credit, scheduled property inspections and review of covenant compliance.

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

Real Estate Portfolio Overview

The following tables summarize our real estate investment portfolio by owned properties and mortgage loans and by type, as of September 30, 2019 (dollar amounts in thousands):

			Nine Months Ended
		Percentage	September 30, 2019		Percentage	Number	Number of
	Gross	of	Rental	Interest	of	of	SNF	ALF
Owned Properties	Investments	Investments	Income (1)	Income	Revenues	Properties (2)	Beds (3)	Units (3)
Assisted Living	$844,635	48.8%	$51,023	$—	40.3%	105	—	6,070
Skilled Nursing	605,763	35.0%	52,662	—	41.5%	72	8,835	261
Under Development (4)	12,934	0.7%	—	—	—%	—	—	—
Other (5)	11,360	0.7%	713	—	0.6%	1	118	—
Total Owned Properties	1,474,692	85.2%	104,398	—	82.4%	178	8,953	6,331

Mortgage Loans
Skilled Nursing	255,737	14.8%	—	22,308	17.6%	22	2,892	—
Total Mortgage Loans	255,737	14.8%	—	22,308	17.6%	22	2,892	—

Total Portfolio	$1,730,429	100.0%	$104,398	$22,308	100.0%	200	11,845	6,331

			Nine Months Ended
		Percentage	September 30, 2019		Percentage	Number	Number of
	Gross	of	Rental	Interest	of	of	SNF	ALF
Summary of Properties by Type	Investments	Investments	Income (1)	Income	Revenues	Properties (2)	Beds (3)	Units (3)
Skilled Nursing	$861,500	49.8%	$52,662	$22,308	59.2%	94	11,727	261
Assisted Living	844,635	48.8%	51,023	—	40.3%	105	—	6,070
Under Development (4)	12,934	0.7%	—	—	—%	—	—	—
Other (5)	11,360	0.7%	713	—	0.5%	1	118	—
Total Portfolio	$1,730,429	100.0%	$104,398	$22,308	100.0%	200	11,845	6,331
(1)	Excludes variable rental income of $12,094 related to our real estate taxes which were reimbursed by our operators and adjustment for collectability of rental income.

(2)	We have investments in 28 states leased or mortgaged to 30 different operators.

(3)	See Item 1. Financial Statements – Note 2. Real Estate Investments for discussion of bed/unit count.

(4)	Represents a development project consisting of a 78-unit ALF/MC located in Oregon and a 90-bed SNF located in Missouri.

(5)	Includes three parcels of land held-for-use and one behavioral health care hospital.

As of September 30, 2019, we had $1.4 billion in net carrying value of real estate investments, consisting of $1.1 billion or 81.7% invested in owned and leased properties and $0.3 billion or 18.3% invested in mortgage loans secured by first mortgages. Our investment in mortgage loans mature in 2043 and beyond and contain interest rates between 9.2% and 9.7%.

For the nine months ended September 30, 2019, rental income and interest income from mortgage loans represented 82.5% and 16.1%, respectively, of total gross revenues. In most instances, our lease structure contains fixed annual rental escalations and/or annual rental escalations that are contingent upon changes in the Consumer Price Index, which are generally recognized on a straight-line basis over the minimum lease period. Certain leases have annual rental escalations that are contingent upon changes in the gross operating revenues of the property. This revenue is not recognized until the appropriate contingencies have been resolved.

During the nine months ended September 30, 2019, there were no lease renewals. For the nine months ended September 30, 2019, we recorded $3.6 million in straight-line rental income and amortization of lease incentive cost of $0.3 million. During the nine months ended September 30, 2019, we received $113.2 million of cash rental income, which includes $12.1 million of operator reimbursements for our real estate taxes. At September 30, 2019, the straight-line rent receivable balance, net of reserves, on the balance sheet was $44.8 million.

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

During 2017, Preferred Care, Inc. (“Preferred Care”) and affiliated entities filed for Chapter 11 bankruptcy as a result of a multi-million-dollar judgment in a lawsuit in Kentucky against Preferred Care and certain affiliated entities. The affiliated entities named in the lawsuit operate properties in Kentucky and New Mexico. Preferred Care leased 24 properties under two master leases from us and none of the 24 properties are located in Kentucky or New Mexico. Those 24 properties are in Arizona, Colorado, Iowa, Kansas and Texas. The Preferred Care operating entities that sublease those properties did not file for bankruptcy. The court ordered deadline for affirmation or rejection of the lease passed without action by Preferred Care. In accordance with ASC 842 lease accounting guidance, at January 1, 2019, we evaluated the collectibility of straight-line rent receivable and lease incentive balances related to Preferred Care and determined that it was not probable that we would collect substantially all of the contractual lease obligations through maturity. Accordingly, we wrote-off the balances to equity as of January 1, 2019 as required by the ASC 842 transition guidance. Furthermore, we placed Preferred Care on a cash basis on January 1, 2019. In October of 2019, Preferred Care began paying only $55,000 of monthly rent. The rental obligation under unconfirmed lease was approximately $1.0 million. We applied all of their security deposit to rental income during the third quarter and recorded only the $55,000 cash received in October 2019 to rental income. We are working with Preferred Care on options for the portfolio which likely will include selling the majority of the properties. During the fourth quarter of 2019, we entered into multiple contracts to sell a portion of the properties and are negotiating contracts to sell the remainder of the properties. The contracts are subject to standard due diligence and other contingencies to close. Should these conditions be met, we anticipate reclassifying these properties to held-for-sale.

On December 4, 2018, Senior Care Centers, LLC. and affiliates and subsidiaries (“Senior Care”) filed for Chapter 11 bankruptcy as a result of lease terminations from certain landlords and on-going operational challenges. Senior Care did not pay us December 2018 rent, but has paid us January to October 2019 rent, real estate property tax and maintenance deposits. In December 2018, we placed Senior Care on a cash basis. In accordance with ASC 842 lease accounting guidance, at January 1, 2019, we evaluated the collectibility of straight-line rent receivable and lease incentive balances related to Senior Care and determined that it was not probable that we would collect substantially all of the contractual lease obligations through maturity. Accordingly, we wrote-off the balances to equity as of January 1, 2019 as required by the ASC 842 transition guidance.

Pursuant to the U.S. Bankruptcy Code, Senior Care had an initial period of 120 days from the petition date to assume or reject the lease. However, the Bankruptcy Code also provides that the court may extend this initial 120-day period for an additional 90 days. Accordingly, Senior Care requested, and the court approved an additional 90 days, which ended on July 2, 2019, to assume or reject the lease. In July 2019, Senior Care filed a motion attempting to affirm the lease. We subsequently filed an objection in opposition to Senior Care’s motion. During the fourth quarter of 2019, the court rejected our motion and accordingly, our master lease with Senior Care was affirmed. At October 4, 2019, as of court filing, the court has ordered Senior Care to pay us unpaid rent from December 2018, late fees and legal costs totaling $1.6 million by the earlier of the bankruptcy plan effective date or December 16, 2019.

During the three months ended March 31, 2019, we placed Thrive Senior Living, LLC. (“Thrive”) on a cash basis due to short-payment of contractual rent in November 2018 and non-payment of rent in December 2018 totaling $0.7 million. This rent was subsequently received in 2019. Thrive did not pay 2019 contractual rent. In April 2019, we issued a notice of default to Thrive. In accordance with ASC 842 lease accounting guidance, at January 1, 2019, we evaluated the collectibility of straight-line rent receivable and lease incentive balances related to Thrive and determined that it was not probable that we would collect substantially all of the contractual lease obligations through maturity. Accordingly, we wrote-off the balances to equity as of January 1, 2019 as required by the ASC 842 transition guidance.

We completed the following for all of the properties in the Thrive portfolio. As of September 30, 2019, Thrive does not operate any property in our portfolio:

●	Transitioned two memory care communities located in Ohio and Kentucky with a total of 120-units to an operator new to our portfolio during the second quarter of 2019. The memory care communities are under a 10-year lease term with initial cash rent of $1.3 million in year one, $1.5 million in year two, $2.0 million in year three and $2.2 million in year four. Rent may increase subject to a contingent escalation formula commencing in year five and annually thereafter. The lease provides the lessee with a purchase option available between 2028-2029;
●	Transitioned a 56-unit memory care community located in Texas to an existing operator and added the memory care community to an existing master lease during the second quarter of 2019. As a result of this transition, annual cash rent under the existing master lease was increased by $0.4 million effective June 1, 2019 and will increase by an additional $0.3 million on June 1, 2020 and 2.5% annually thereafter. Additionally, LTC will be entitled to incremental rent calculated as a percentage of increases in gross revenues generated by the property above an established threshold;
●	Transitioned two memory care communities in Georgia and South Carolina with a total of 159-units to an existing operator during the third quarter of 2019. The new 2-year lease agreement has an initial annual cash rent of $1.8 million. The lease provides the lessee one month free rent and the option to defer up to 50% of contractual rent through December 2019. Rent increases 3.5% in year two; and
●	Transitioned the remaining 60-unit memory care community located in Florida to an existing operator effective August 1, 2019. The new 10-year lease provides the lessee twelve months free rent, rent of $0.5 million in year two and $0.6 million in year three and thereafter. In year two the lessee has the option to defer rent in an amount not to exceed $0.2 million. Rent may increase subject to a contingent escalation formula commencing in year three and annually thereafter. Additionally, the lease provides the lessee with a purchase option available between 2028 and 2029.

2019 Activities Overview

The following tables summarize our transactions during the nine months ended September 30, 2019 (dollar amounts in thousands):

Investment in Owned Properties

	Number		Type	Number	Initial		Total	Total
	of		of	of	Cash	Purchase	Transaction	Acquisition
State	Properties		Properties	Beds/Units	Yield	Price	Costs	Costs
California	—	(1)	Land	—	N/A	$110	$27	$137
Missouri	1	(2)	SNF/Land	90	(2)%	22,122	99	22,221
Virginia	1	(3)	ALF/MC	74	7.4%	16,719	176	16,895
Total	2			164		$38,951	$302	$39,253
(1)	We acquired a parcel of land adjacent to an existing SNF in California.

(2)	We acquired a newly constructed 90-bed SNF located in Missouri for approximately $19,500. The initial cash yield is 8.3% with annual escalation of 2% effective December 2019 and thereafter. Additionally, we acquired a parcel of land and development of a 90-bed SNF in Missouri. The commitment totals approximately $17,400. The initial cash yield upon completion of the development will be 9.3%.

(3)	We entered into a joint venture (“JV”) to purchase an existing operational 74-unit ALF/MC community. The non-controlling partner contributed $919 of equity and we contributed $15,971 in cash. Our economic interest in the real estate JV is approximately 95%.

Investment in Development and Improvement projects

	Developments	Improvements
Assisted Living Communities	$10,266	$1,826
Skilled Nursing Centers	4,786	—
Other	—	295
Total	$15,052	$2,121

Completed Developments

	Number	Type	Number
	of	of	of		Total
Type of Project	Properties	Property	Beds/Units	State	Investment
Development	1	SNF	143	Kentucky	$24,493
Development	1	ILF/ALF/MC	110	Wisconsin	21,872
	2		253		$46,365

Investment in Mortgage Loans

Originations and funding under mortgage loans receivable	$10,919	(1)
Scheduled principal payments received	(565)
Mortgage loan premium amortization	(3)
Provision for loan loss reserve	(104)
Net increase in mortgage loans receivable	$10,247
(1)	During 2019, we funded an additional $7,500 under an existing mortgage loan. The incremental funding bears interest at 9.41%, fixed for two years, and escalating by 2.25% thereafter.

Investment in Unconsolidated Joint Ventures

	Type	Type	Total	Currently		Number								Received
	of	of	Preferred	Paid in		of	Investment		Carrying		Capital	Recognized		Cash
State	Properties	Investment	Return	Cash		Beds/ Units	Commitment		Value		Contribution	Income		Interest
Arizona	ALF/MC/ILF	Preferred Equity	15%	8%	(1)	585	$25,650		$24,426		$394	$614		$1,166
Florida (2)	ALF/ILF/MC	Mezzanine	N/A	N/A		N/A	—	(2)	—	(2)	—	955	(2)	979	(2)
Florida (3)	UDP/ALF/MC	Mezzanine	N/A	N/A		N/A	—		—		—	404	(3)	432	(3)
						585	$25,650		$24,426		$394	$1,973		$2,577
(1)	Effective second quarter of 2019, this JV was placed on cash basis due to delinquency of our preferred return. Subsequent to September 30, 2019, the JV signed a letter of intent for the sale of the four properties comprising the JV. Concurrently, the JV is pursuing a refinancing alternative to take advantage of lower interest rates in today’s market. Based upon the information available to us regarding available alternatives and courses of action as of September 30, 2019, we performed a recoverability test on the carrying amount of our preferred equity investment and concluded the preferred equity investment was not impaired.

(2)	We had a $2,900 mezzanine loan commitment for a 99-unit seniors housing community in Florida with a total preferred return of 15%. Since interest payments were deferred and no interest was recorded for the first twelve months of the loan, we used the effective interest method in accordance with GAAP to recognize interest income and recorded the difference between the effective interest income and cash interest income to the loan principal balance. During the third quarter of 2019, the mezzanine loan was paid off.

(3)	We had a $3,400 mezzanine loan commitment for the development of a 127-unit seniors housing community in Florida with a total preferred return of 15%. During the first quarter of 2019, the mezzanine loan was paid off.

Notes Receivable

Advances under notes receivable	$8,531	(1)
Principal payments received under notes receivable	(3,446)
Reclassed to real estate under development	(200)	(2)
Notes receivable reserve	(48)
Net decrease in notes receivable	$4,837
(1)	We originated a $6,800 mezzanine loan commitment for the development of a 204-unit ILF/ALF/MC in Georgia. The mezzanine loan has a five-year term and a 12.0% return, a portion of which is paid in cash, and the remaining portion of which is deferred during the first 46 months. Additionally, we originated a $1,400 note agreement, funding $1,124 with a commitment to fund $276. The note bears interest at 7.0%. Further, we originated a $550 note agreement, funding $400 with a commitment to fund $150. The note bears interest at 7.5%.

(2)	Represents an interim working capital loan related to a development project which matured upon completion of the development project and commencement of the lease.

Health Care Regulatory Climate

The Centers for Medicare & Medicaid Services (“CMS”) annually updates Medicare skilled nursing facility prospective payment system rates and other policies. On July 30, 2019, CMS issued its final fiscal year 2020 Medicare skilled nursing facility update. Under the final rule, CMS projects aggregate payments to skilled nursing facilities will increase by $851 million, or 2.4%, for fiscal year 2020 compared with fiscal year 2019. The final rule also addresses implementation of the new Patient-Driven Payment Model case mix classification system that became effective on October 1, 2019, changes to the group therapy definition in the skilled nursing facility setting, and various skilled nursing facility Value-Based Purchasing and quality reporting program policies.

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

The following table reflects our recent historical trends of concentration risk (gross investment, in thousands):

	9/30/19	6/30/19	3/31/19	12/31/18	9/30/18
Asset mix:
Real property	$1,474,692	$1,452,669	$1,445,596	$1,421,456	$1,414,267
Loans receivable	255,737	254,555	246,775	245,386	245,053
Real estate investment mix:
Skilled nursing centers	$861,500	$844,136	$834,185	$830,485	$832,599
Assisted living communities	844,635	843,682	840,926	820,686	812,800
Under development	12,934	8,167	6,193	4,606	2,881
Other (1)	11,360	11,239	11,067	11,065	11,040
Operator mix:
Prestige Healthcare (1)	$268,869	$267,688	$259,907	$258,519	$258,186
Senior Lifestyle Corporation	191,283	190,758	190,368	190,368	189,945
Senior Care Centers	138,109	138,109	138,109	138,109	138,109
Anthem Memory Care	136,483	136,397	136,397	136,397	135,946
Carespring Health Care Management	102,042	102,038	99,997	97,461	95,951
Remaining operators	893,643	872,234	867,593	845,988	841,183
Geographic mix:
Texas	$292,238	$292,159	$292,091	$292,317	$292,317
Michigan (1)	256,680	255,498	247,718	246,329	245,996
Wisconsin	149,184	149,064	146,750	143,657	137,056
Colorado	114,923	114,923	114,923	114,923	114,923
California	102,561	102,412	102,254	102,254	102,254
Remaining states	814,843	793,168	788,635	767,362	766,774
(1)	We have three parcels of land located adjacent to properties securing the Prestige Healthcare mortgage loan and are managed by Prestige.

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

Balance Sheet Metrics

	Year to Date		Quarter Ended
	9/30/19		9/30/19			6/30/19			3/31/19			12/31/18			9/30/18
Debt to gross asset value	36.8%		36.8%			36.8%		(2)	37.1%		(3)	35.2%		(5)	36.4%
Debt to market capitalization ratio	25.1%		25.1%		(1)	27.1%			27.1%		(1)	28.1%		(6)	27.7%
Interest coverage ratio (8)	4.9	x	4.9	x		4.8	x		4.9	x	(4)	5.2	x	(7)	4.8	x
Fixed charge coverage ratio (8)	4.9	x	4.9	x		4.8	x		4.9	x	(4)	5.2	x	(7)	4.8	x
(1)	Decreased due to increase in market capitalization.

(2)	Decreased due to increase in gross asset value from additional mortgage loan, development and capital improvement funding.

(3)	Increased due to increase in outstanding debt and decrease in gross asset value. The decrease in gross asset value was primarily due to adoption of ASC 842 during the three months ended March 31, 2019. ASC 842 requires a lease-by-lease collectibility analysis of receivables and related balances. Based on our assessment, we determined that it was not probable that we would collect substantially all of the contractual lease obligations for certain leases through maturity. Accordingly, we wrote-off the balance of straight-line rent receivable and lease incentives related to these leases as a cumulative adjustment to equity, as required by the transition guidance.

(4)	Decreased due to decrease in other income compared to the fourth quarter of 2018. See (7) below for explanation.

(5)	Decreased due to decrease in outstanding debt partially offset by decrease in gross asset value.

(6)	Increased due to decrease in market capitalization, partially offset by decrease in outstanding debt.

(7)	Increased due to decrease in interest expense and increase in other income from the net write-off of Senior Lifestyle contingent lease incentive and the related earn-out liability.

(8)	In calculating our interest coverage and fixed charge coverage ratios above, we use EBITDAre, which is a financial measure not derived in accordance with GAAP (non-GAAP financial measure). EBITDAre is not an alternative to net income, operating income or cash flows from operating activities as calculated and presented in accordance with GAAP. You should not rely on EBITDAre as a substitute for any such GAAP financial measures or consider it in isolation, for the purpose of analyzing our financial performance, financial position or cash flows. Net income is the most directly comparable GAAP measure to EBITDAre.

	Year to Date		Quarter Ended
	9/30/19		9/30/19		6/30/19		3/31/19		12/31/18		9/30/18
Net income	$68,241		$27,280		$20,534		$20,427		$30,844		$34,937
Less: Gain on sale	(6,736)		(6,236)		(500)		—		(7,984)		(14,353)
Add: Interest expense	23,004		7,827		7,710		7,467		7,215		7,497
Add: Depreciation and amortization	29,399		9,932		9,860		9,607		9,396		9,447
Total EBITDAre	$113,908		$38,803		$37,604		$37,501		$39,471		$37,528

Interest expense	$23,004		$7,827		$7,710		$7,467		$7,215		$7,497
Add: Capitalized interest	441		108		73		260		398		298
Interest incurred	$23,445		$7,935		$7,783		$7,727		$7,613		$7,795

Interest coverage ratio	4.9	x	4.9	x	4.8	x	4.9	x	5.2	x	4.8	x

Interest incurred	$23,445		$7,935		$7,783		$7,727		$7,613		$7,795
Total fixed charges	$23,445		$7,935		$7,783		$7,727		$7,613		$7,795

Fixed charge coverage ratio	4.9	x	4.9	x	4.8	x	4.9	x	5.2	x	4.8	x

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

Operating Results (unaudited, in thousands)

	Three Months Ended
	September 30,
	2019		2018		Difference
Revenues:
Rental income	$38,665		$34,211		$4,454	(1) (2)
Interest income from mortgage loans	7,646		7,087		559	(3)
Interest and other income	808		478		330	(4)
Total revenues	47,119		41,776		5,343

Expenses:
Interest expense	7,827		7,497		(330)	(5)
Depreciation and amortization	9,932		9,447		(485)	(6)
(Recovery) provision for doubtful accounts	(14)		106		120
Transaction costs	75		9		(66)
Property tax expense	4,270		—		(4,270)	(2)
General and administrative expenses	4,745		4,879		134
Total expenses	26,835		21,938		(4,897)

Other operating income:
Gain on sale of real estate, net	6,236	(7)	14,353	(8)	(8,117)
Operating income	26,520		34,191		(7,671)
Income from unconsolidated joint ventures	760		746		14
Net income	27,280		34,937		(7,657)
Income allocated to non-controlling interests	(88)		(17)		(71)
Net income attributable to LTC Properties, Inc.	27,192		34,920		(7,728)
Income allocated to participating securities	(112)		(138)		26
Net income available to common stockholders	$27,080		$34,782		$(7,702)
(1)	Increased due to (2) below and increased rent from acquisitions and developments partially offset by decreased rent from sold properties and properties transitioned to other operators.

(2)	Increased due to recording $3,849 real estate taxes that are reimbursed by our operators as rental income with a corresponding property tax expense. We adopted ASC 842 using a modified retrospective approach as of the adoption date of January 1, 2019. Accordingly, we are not required to report the expense and revenue stream for periods prior to January 1, 2019. Additionally, we recorded $421 of property tax expense related to Preferred Care. See Update on Certain Operators under Item 2. Real Estate Portfolio Overview.

(3)	Increased primarily due to mortgage originations and capital improvement funding.

(4)	Increased due to mezzanine and other loan originations.

(5)	Increased due to a higher average outstanding balance on our line of credit partially offset by scheduled principal payments under our senior unsecured notes and decrease in capitalized interest.

(6)	Increased due to acquisitions and completed developments partially offset by sold properties.

(7)	Represents the net gain on sale of a SNF in Georgia.

(8)	Represents the net gain on sale of two SNFs in Alabama.

	Nine Months Ended
	September 30,
	2019		2018		Difference
Revenues:
Rental income	$114,566		$102,646		$11,920	(1) (2)
Interest income from mortgage loans	22,308		20,910		1,398	(3)
Interest and other income	1,967		1,502		465	(4)
Total revenues	138,841		125,058		13,783

Expenses:
Interest expense	23,004		22,981		(23)
Depreciation and amortization	29,399		28,159		(1,240)	(5)
Provision for doubtful accounts	153		76		(77)
Transaction costs	275		19		(256)
Property tax expense	12,566		—		(12,566)	(2)
General and administrative expenses	13,912		14,392		480	(6)
Total expenses	79,309		65,627		(13,682)

Other operating income:
Gain on sale of real estate, net	6,736	(7)	62,698	(8)	(55,962)
Operating income	66,268		122,129		(55,861)
Income from unconsolidated joint ventures	1,973		2,103		(130)
Net income	68,241		124,232		(55,991)
Income allocated to non-controlling interests	(257)		(17)		(240)
Net income attributable to LTC Properties, Inc.	67,984		124,215		(56,231)
Income allocated to participating securities	(298)		(504)		206
Net income available to common stockholders	$67,686		$123,711		$(56,025)
(1)	Increased due to (2) below and increased rent from acquisitions and developments partially offset by decreased rent from sold properties and properties transitioned to other operators.

(2)	Increased due to recording $12,094 real estate taxes that are reimbursed by our operators as rental income with a corresponding property tax expense. We adopted ASC 842 using a modified retrospective approach as of the adoption date of January 1, 2019. Accordingly, we are not required to report the expense and revenue stream for periods prior to January 1, 2019. Additionally, we recorded $421 of property tax expense related to Preferred Care. See Update on Certain Operators under Item 2. Real Estate Portfolio Overview.

(3)	Increased primarily due to mortgage originations and capital improvement funding.

(4)	Increased due to mezzanine and other loan originations partially offset by payoffs.

(5)	Increased due to acquisitions and completed developments partially offset by sold properties.

(6)	Decreased primarily due to lower accrual of incentive compensation in 2019.

(7)	Represents the net gain on sale of $6,236 related to a 148-bed SNF in Georgia. Additionally, during the nine months ended September 30, 2019, due to receipt of funds held in escrow related to a portfolio of six ALFs sold in 2018, we recognized an additional $500 net gain on sale. See (8) below.

(8)	Represents the net gain on sale of $48,345 related to a portfolio of six ALFs in Ohio and Pennsylvania and net gain on sale of $14,353 related to two SNFs in Alabama.

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

The following table reconciles GAAP net income available to common stockholders to NAREIT FFO available to common stockholders (unaudited, amounts in thousands, except per share amounts):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2019		2018		2019		2018
GAAP net income available to common stockholders	$27,080		$34,782		$67,686		$123,711
Add: Depreciation and amortization	9,932		9,447		29,399		28,159
Less: Gain on sale of real estate, net	(6,236)		(14,353)		(6,736)		(62,698)
NAREIT FFO attributable to common stockholders	$30,776		$29,876		$90,349		$89,172
NAREIT FFO attributable to common stockholders per share:
Basic	$0.78		$0.76		$2.28		$2.26
Diluted	$0.77	(1)	$0.75	(1)	$2.26	(1)	$2.25	(1)
Weighted average shares used to calculate NAREIT FFO per share:
Basic	39,586		39,487		39,565		39,470
Diluted	40,129	(2)	39,865	(2)	40,106	(2)	39,845	(2)
(1)	Includes the effect of the participating securities.

(2)	Includes the effect of stock option equivalents, participating securities and performance-based stock units.

Liquidity and Capital Resources

Sources and Uses of Cash

As of September 30, 2019, we had a total of $4.0 million of cash and cash equivalents, $434.6 million available under our unsecured revolving line of credit, $107.5 million available under our senior unsecured note shelf agreement and the potential ability to access the capital markets through the issuance of $200.0 million of common stock under our Equity Distribution Agreements. Furthermore, we have the ability to access the capital markets through the issuance of debt and/ or equity securities under an automatic shelf registration statement.

We believe that our current cash balance, cash flow from operations available for distribution or reinvestment, our borrowing capacity and our potential ability to access the capital markets are sufficient to provide for payment of our current operating costs, meet debt obligations and pay common dividends at least sufficient to maintain our REIT status and repay borrowings at, or prior to, their maturity. The timing, source and amount of cash flows used in financing and investing activities are sensitive to the capital markets environment, especially to changes in interest rates. We continuously evaluate the availability of cost-effective capital and believe we have sufficient liquidity for additional capital investments in 2019 and 2020.

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

Our investments, principally our investments in owned properties and mortgage loans, are subject to the possibility of loss of their carrying values as a result of changes in market prices, interest rates and inflationary expectations. The effects on interest rates may affect our costs of financing our operations and the fair market value of our financial assets. Generally, our leases have agreed upon annual increases and our loans have predetermined increases in interest rates. Inasmuch as we may initially fund some of our investments with variable interest rate debt, we would be at risk of net interest margin deterioration if medium and long-term rates were to increase.

Our primary sources of cash include rent and interest receipts, borrowings under our unsecured credit facility, public and private issuances of debt and equity securities, proceeds from investment dispositions and principal payments on loans receivable. Our primary uses of cash include dividend distributions, debt service payments (including principal and interest), real property investments (including acquisitions, capital expenditures and construction advances), loan advances and general and administrative expenses. These sources and uses of cash are reflected in our Consolidated Statements of Cash Flows as summarized below (in thousands):

	Nine Months Ended September 30,		Change
Cash provided by (used in):	2019	2018	$
Operating activities	$90,092	$83,438	$6,654
Investing activities	(57,112)	(2,374)	(54,738)
Financing activities	(31,676)	(63,706)	32,030
Increase in cash, cash equivalents and restricted cash	1,304	17,358	(16,054)
Cash, cash equivalents and restricted cash, beginning of period	4,764	5,213	(449)
Cash, cash equivalents and restricted cash, end of period	$6,068	$22,571	$(16,503)

Debt Obligations

Bank Borrowings. We have an Unsecured Credit Agreement that provides for a revolving line of credit up to $600.0 million in aggregate commitment of the lenders and the opportunity to increase the commitment size of the credit agreement up to a total of $1.0 billion. The Unsecured Credit Agreement matures on June 27, 2022 and provides for a one-year extension option at our discretion, subject to customary conditions. Based on our leverage at September 30, 2019, the facility provides for interest annually at LIBOR plus 115 basis points and a facility fee of 20 basis points. At September 30, 2019, we were in compliance with all covenants.

Senior Unsecured Notes. We have a $337.5 million shelf agreement with affiliates and managed accounts of PGIM, Inc. (“Prudential”) which expires on February 16, 2020.

The debt obligations by component as of September 30, 2019 are as follows (dollar amounts in thousands):

	Applicable		Available
	Interest	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing
Bank borrowings (2)	3.39%	$165,400	$434,600
Senior unsecured notes, net of debt issue costs (3)	4.48%	518,469	107,500
Total	4.22%	$683,869	$542,100
(1)	Represents weighted average of interest rate as of September 30, 2019.

(2)	Subsequent to September 30, 2019, we paid down $100,000 under our unsecured revolving line of credit, using the proceeds from the sale of $100,000 senior unsecured notes as explained below. Accordingly, we have $65,400 outstanding under our revolving line of credit with $534,600 available for borrowing.

(3)	Subsequent to September 30, 2019, we sold $100,000 aggregate principal amount of 3.85% senior unsecured notes maturing in 2031 to Prudential. Accordingly, we have $618,469 outstanding and $7,500 available under our senior unsecured notes.

Our debt borrowings and repayments during the nine months ended September 30, 2019 are as follows (in thousands):

Debt Obligations	Borrowings	Repayments
Bank borrowings	$73,400	$(20,000)
Senior unsecured notes	—	(14,667)
Total	$73,400	$(34,667)

Equity

At September 30, 2019, we had 39,751,704 shares of common stock outstanding, equity on our balance sheet totaled $793.9 million and our equity securities had a market value of $2.0 billion. During the nine months ended September 30, 2019, we declared and paid $68.2 million of cash dividends.

Subsequent to September 30, 2019, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of October, November and December 2019, payable on October 31, November 29, and December 31, 2019, respectively, to stockholders of record on October 23, November 21, and December 23, 2019, respectively.

At-The-Market Program. On March 1, 2019, we entered into new separate equity distribution agreements (collectively, “Equity Distribution Agreements”) with four sales agents, replacing prior equity distribution agreements dated August 1, 2016. Under the terms of the new Equity Distribution Agreements, we may offer and sell, from time to time, up to $200.0 in aggregate offering price of shares of our common stock. As of September 30, 2019, no shares had been issued under the Equity Distribution Agreements. Accordingly, at September 30, 2019, we had $200.0 available under the Equity Distribution Agreements.

Available Shelf Registrations. We have an automatic shelf registration statement on file with the SEC and currently have the ability to file additional automatic shelf registration statements to provide us with capacity to publicly offer an indeterminate amount of common stock, preferred stock, warrants, debt, depositary shares, or units. We may from time to time raise capital under our automatic registration statement in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering. Our shelf registration statement expires on February 28, 2022.

Stock-Based Compensation. During the nine months ended September 30, 2019, we granted restricted stock and performance-based stock units under the 2015 Plan as follows:

No. of	Price per
Shares	Share	Vesting Period
78,276	$46.54	ratably over 3 years
60,836	$46.54	TSR targets (1)
8,496	$44.73	May 29, 2020
147,608
(1)	Vesting is based on achieving certain total shareholder return (“TSR”) targets in 4 years with acceleration opportunity in 3 years.

Critical Accounting Policies

Our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q are prepared in conformity with U.S. generally accepted accounting principles for interim financial information set forth in the Accounting Standards Codification as published by the Financial Accounting Standards Board, which require us to make estimates and assumptions regarding future events that affect the amounts reported in our financial statements and accompanying footnotes. We base these estimates on our experience and assumptions regarding future events we believe to be reasonable under the circumstances. Actual results could differ from those estimates and such differences may be material to the consolidated financial statements. We have described our most critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the nine months ended September 30, 2019. For additional information, refer to Item 7A as presented in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 6. Exhibits

3.1	LTC Properties, Inc. Articles of Restatement (incorporated by reference to Exhibit 3.1.2 to LTC Properties Inc.’s Current Report on Form 8-K (File No. 1-11314) filed June 6, 2016)

3.2	Bylaws of LTC Properties, Inc., as restated June 2, 2015 (incorporated by reference to Exhibit 3.2 to LTC Properties Inc.’s Current Report on Form 8-K (File No. 1-11314) filed June 5, 2015)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC.
Registrant

Dated: October 31, 2019	By:	/s/ Pamela Kessler
Pamela Kessler
Executive Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)