Form 10-K
period 2019-12-31
LTC PROPERTIES INC
filed 2020-02-20
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-11314

LTC PROPERTIES, INC.

(Exact name of Registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	71-0720518 (I.R.S. Employer Identification No.)

2829 Townsgate Road, Suite 350

Westlake Village, California 91361

(Address of principal executive offices)

Registrant’s telephone number, including area code: (805) 981-8655

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol	Name of Each Exchange on Which Registered
Common stock, $.01 Par Value	LTC	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by checkmark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by checkmark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was approximately $1,783,261,000 as of June 28, 2019 (the last business day of the Registrant’s most recently completed second fiscal quarter).

The number of shares of common stock outstanding as of February 14, 2020 was 39,751,704.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

CAUTIONARY STATEMENT

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking. You can identify some of the forward-looking statements by their use of forward-looking words, such as “believes,” “expects,” “may,” “will,” “could,” “would,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or the negative of those words or similar words. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward- looking statements, including, but not limited to, the status of the economy; the status of capital markets (including prevailing interest rates) and our access to capital; the income and returns available from investments in health care related real estate (including our ability to re-lease properties upon expiration of a lease term); the ability of our borrowers and lessees to meet their obligations to us; our reliance on a few major operators; our dependence on operators for revenue and cash flow; the bankruptcy, insolvency or financial deterioration of our lessees; potential limitations on our remedies when mortgage loans default; competition faced by our borrowers and lessees within the health care industry; regulation of the health care industry by federal, state and local governments; changes in Medicare and Medicaid reimbursement amounts (including due to federal and state budget constraints); compliance with and changes to regulations and payment policies within the health care industry; debt that we may incur and changes in financing terms; our ability to continue to qualify as a real estate investment trust; the relative illiquidity of our real estate investments; and risks and liabilities in connection with properties owned through limited liability companies and partnerships. For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under “Risk Factors” contained in this report and in other information contained in this report and our publicly available filings with the Securities and Exchange Commission. We do not undertake any responsibility to update or revise any of these factors or to announce publicly any revisions to forward-looking statements, whether as a result of new information, future events or otherwise.

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

We primarily invest in the following type of properties:

●	Skilled nursing centers (“SNF”) provide restorative, rehabilitative and nursing care for people not requiring the more extensive and sophisticated treatment available at acute care hospitals. Many skilled nursing facilities provide ancillary services that include occupational, speech, physical, respiratory and IV therapies, as well as sub-acute care services which are paid either by the patient, the patient’s family, private health insurance, or through the federal Medicare or state Medicaid programs.
●	Assisted living communities (“ALF”) serve people who require assistance with activities of daily living, but do not require the constant supervision that skilled nursing facilities provide. Services are usually available 24 hours a day and include personal supervision and assistance with eating, bathing, grooming and administering medication. The facilities provide a combination of housing, supportive services, personalized assistance and health care designed to respond to individual needs.
●	Independent living communities (“ILF”), also known as retirement communities or senior apartments, offer a sense of community and numerous levels of service, such as laundry, housekeeping, dining options/meal plans, exercise and wellness programs, transportation, social, cultural and recreational activities, on-site security and emergency response programs. Many offer on-site conveniences like beauty/barber shops, fitness facilities, game rooms, libraries and activity centers.
●	Memory care communities (“MC”) offer specialized options for people with Alzheimer’s disease and other forms of dementia. Purpose built, free-standing memory care facilities offer an attractive alternative for private-pay residents affected by memory loss in comparison to other accommodations that typically have been provided within a secured unit of an assisted living or skilled nursing facility. These facilities offer dedicated care and specialized programming for various conditions relating to memory loss in a secured environment that is typically smaller in scale and more residential in nature than traditional assisted living facilities. Residents require a higher level of care and more assistance with activities of daily living than in assisted living facilities. Therefore, these facilities have staff available 24 hours a day to respond to the unique needs of their residents.

We conduct and manage our business as one operating segment, rather than multiple operating segments, for internal reporting and internal decision-making purposes. We include ILF, ALF, MC, and combinations thereof in the ALF property classification.

Portfolio

The following table summarizes our real estate investment portfolio as of December 31, 2019 (dollar amounts in thousands):

			Twelve Months Ended
		Percentage	December 31, 2019		Percentage	Number	Number of
	Gross	of	Rental	Interest	of	of	SNF	ALF
Owned Properties	Investments	Investments	Income (1)	Income	Revenues	Properties (2)	Beds (3)	Units (3)
Assisted Living (4)	$858,852	49.4%	$68,641	$—	40.7%	106	—	6,086
Skilled Nursing	596,370	34.2%	69,087	—	40.9%	70	8,505	261
Under Development (5)	17,989	1.0%	—	—	—%	—	—	—
Other (6)	11,360	0.7%	955	—	0.6%	1	118	—
Total Owned Properties	1,484,571	85.3%	138,683	—	82.2%	177	8,623	6,347

Mortgage Loans
Skilled Nursing	256,659	14.7%	—	29,991	17.8%	22	2,892	—
Total Mortgage Loans	256,659	14.7%	—	29,991	17.8%	22	2,892	—

Total Portfolio	$1,741,230	100.0%	$138,683	$29,991	100.0%	199	11,515	6,347

			Twelve Months Ended
		Percentage	December 31, 2019		Percentage	Number	Number of
	Gross	of	Rental	Interest	of	of	SNF	ALF
Summary of Properties by Type	Investments	Investments	Income (1)	Income	Revenues	Properties (2)	Beds (3)	Units (3)
Assisted Living (4)	$858,852	49.4%	$68,641	$—	40.7%	106	—	6,086
Skilled Nursing	853,029	48.9%	69,087	29,991	58.7%	92	11,397	261
Under Development (5)	17,989	1.0%	—	—	—%	—	—	—
Other (6)	11,360	0.7%	955	—	0.6%	1	118	—
Total Portfolio	$1,741,230	100.0%	$138,683	$29,991	100.0%	199	11,515	6,347
(1)	Excludes variable rental income of $15,998 related to lessee reimbursement of our real estate taxes and $1,926 adjustment for collectibility of rental income.

(2)	We have investments in 28 states leased or mortgaged to 30 different operators.

(3)	See Item 2. Properties for discussion of bed/unit count.

(4)	Includes ILF, ALF, MC, and combinations thereof.

(5)	Represents two development projects, consisting of a 78-unit ALF/MC located in Oregon and a 90-bed SNF in Missouri.

(6)	Includes three parcels of land held-for-use and one behavioral health care hospital.

In addition to the information in the table above, see Item 2. Properties for more information about our portfolio.

As of December 31, 2019, we had $1.4 billion in carrying value of net real estate investments, consisting of $1.1 billion or 81.7% invested in owned and leased properties and $0.3 billion or 18.3% invested in mortgage loans secured by first mortgages.

Owned Properties. The following table summarizes our investment in owned properties at December 31, 2019 (dollar amounts in thousands):

						Average
		Percentage	Number	Number of		Investment
	Gross	of	of	SNF	ALF	per
Type of Property	Investment	Investment	Properties (1)	Beds (2)	Units (2)	Bed/Unit
Assisted Living (3)	$858,852	57.9%	106	—	6,086	$141.12
Skilled Nursing	596,370	40.2%	70	8,505	261	$68.03
Under Development (4)	17,989	1.2%	—	—	—	—
Other (5)	11,360	0.7%	1	118	—	—
Total	$1,484,571	100.0%	177	8,623	6,347
(1)	We have investments in 28 states leased to 30 different operators.

(2)	See Item 2. Properties for discussion of bed/unit count.

(3)	Includes ILF, ALF, MC, and combinations thereof.

(4)	Represents two development projects, consisting of a 78-unit ALF/MC located in Oregon and a 90-bed SNF located in Missouri.

(5)	Includes three parcels of land held-for-use and one behavioral health care hospital.

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

Each lease is a triple net lease which requires the lessee to pay all taxes, insurance, maintenance and repairs, capital and non-capital expenditures and other costs necessary in the operations of the facilities. Generally our leases provide for one or more of the following: security deposits, property tax impounds, and credit enhancements such as corporate or personal guarantees or letters of credit. In addition, our leases are typically structured as master leases and multiple master leases with one operator, and are generally cross defaulted. The following table summarizes the concentration of our top ten operators of owned properties for 2019 and percentage of rental revenue, excluding rental income from properties sold, variable rental income due to lessee reimbursement of our real estate taxes, and adjustment for collectibility of rental income for those operators for 2019 and 2018:

		Percent of
		Rental Revenue
Lessee	Property Type	2019	2018
Senior Lifestyle	ILF/ALF/MC	14.6%	14.6%
Senior Care Centers, LLC	SNF	11.6%	10.9%
Brookdale Senior Living Communities, Inc.	ALF/MC	10.3%	12.3%
Carespring Healthcare Management, LLC	SNF	8.0%	5.8%
Preferred Care, Inc.	ALF/SNF	6.3%	7.9%
Fundamental Long Term Care Company	SNF/OTH	6.0%	6.3%
Traditions Senior Management, Inc.	ILF/ALF/SNF	5.9%	6.0%
Genesis Healthcare	ALF/SNF	5.8%	6.2%
Anthem Memory Care	MC	5.4%	3.7%
Juniper Communities, LLC	ALF/MC	4.8%	5.0%

Mortgage Loans. As part of our strategy of making long-term investments in properties used in the provision of long-term health care services, we provide mortgage financing on such properties based on our established investment underwriting criteria. We have also provided construction loans that by their terms convert into purchase/lease transactions or permanent financing mortgage loans upon completion of construction. Substantially all of our mortgage loan investments currently relate to skilled nursing facilities. The following table summarizes our investments in mortgage loans secured by first mortgages at December 31, 2019 (dollar amounts in thousands):

			Type	Percentage	Number of			Investment
		Gross	of	of			SNF	per
Interest Rate (1)	Maturity	Investment	Property	Investment	Loans (2)	Properties (3)	Beds	Bed/Unit
9.9%	2043	$186,121	SNF	72.5%	1	15	2,029	$91.73
9.2%	2045	36,076	SNF	14.1%	1	4	501	$72.01
9.4%	2045	19,512	SNF	7.6%	1	2	205	$95.18
9.4%	2045	14,950	SNF	5.8%	1	1	157	$95.22
Total		$256,659		100.0%	4	22	2,892	$88.75
(1)	The majority of the mortgage loans provide for annual increases in the interest rate after a certain time period based upon a specified increase of 2.25%.

(2)	Some loans contain certain guarantees and/or provide for certain facility fees.

(3)	Our mortgage loans are secured by properties located in one state with one borrower.

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

Investment Policies and Strategies

Our investment policy is to invest primarily in income-producing seniors housing and health care properties. Over the past three years, we have underwritten acquisitions of seniors housing communities and health care centers and 4 parcels of land for a total of approximately $265.7 million.

Historically our investments have consisted of:

●	fee ownership of seniors housing and skilled nursing properties that are leased to operators;
●	mortgage loans secured by seniors housing and skilled nursing properties; or
●	participation in such investments indirectly through investments in mezzanine loans and real estate partnerships or other entities that themselves make direct investments in such loans or properties.

In evaluating potential investments, we consider factors such as:

●	type of property;
●	location;
●	competition within the local market and evaluation of the impact resulting from any potential new development projects in construction or anticipated to be approved by local authorities;
●	construction quality, condition and design of the property;

●	current and anticipated cash flow of the property and its adequacy to meet operational needs and lease obligations or debt service obligations;
●	experience, reputation and solvency of the operating companies providing services;
●	payor mix of private, managed care, Medicare and Medicaid patients;
●	growth, tax and regulatory environments of the communities in which the properties are located;
●	occupancy and demand for similar properties in the area surrounding the property; and
●	Medicaid reimbursement policies and plans of the state in which the property is located.

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

We seek to diversify our portfolio by operator, by property type, and geographically. Our primary marketing and business development strategy is to increase awareness of our presence and build long-term relationships in the seniors housing and health care industry by supporting targeted industry trade organizations, attending industry specific conferences and events attended by seniors housing and care providers, and seeking out speaking engagements at industry related events as well as interviews in industry publications. We believe this targeted marketing and business development effort has provided deal flow opportunities and will continue to provide opportunities for new investments in 2020. Since competition from investors as well as other capital providers for large transactions consisting of fully-marketed, multi-property portfolios generally result in valuations above our targeted investment criteria, our marketing and business development efforts focus on sourcing relationships with regionally based operating companies to execute on single property transactions (for acquisition, mortgage financing or development), or smaller multi-property portfolios that are not broadly marketed by third-party intermediaries which complement our historic investment execution and are priced at yields that are accretive to our stockholders.

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

Health Care Reform and Other Legislative Developments

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended (the “Affordable Care Act”). The Affordable Care Act is designed to expand access to affordable health insurance, contain health care costs, and institute a variety of health policy reforms. This sweeping law expanded the insured population, but also reduced federal health care spending and imposed additional requirements on our lessees and borrowers. Among other things, the Affordable Care Act: reduced Medicare skilled nursing facility reimbursement by a so-called “productivity adjustment” based on economy-wide productivity gains; required the development of a value-

based purchasing program for Medicare skilled nursing facility services; authorized bundled payment programs, which can include post-acute services; and provided incentives to state Medicaid programs to promote community-based care as an alternative to institutional long-term care services. In addition, the Affordable Care Act impacts both us and our lessees and borrowers as employers, including requirements related to the health insurance we offer to our respective employees. Many aspects of the Affordable Care Act have been implemented through regulations and subregulatory guidance, as discussed further below. President Trump and some members of Congress have called for repeal of the Affordable Care Act and replacement with alternative reforms. In December 2017, President Trump signed into law a tax reform bill that repeals the Affordable Care Act’s penalty for individuals who fail to maintain health coverage meeting certain minimum standards. Additional revisions of the Affordable Care Act could be made in future, although the details and timing of any such actions are unknown at this time. There can be no assurance that the implementation of the Affordable Care Act or any subsequent modifications or related legal challenges will not adversely impact the operations, cash flows or financial condition of our lessees and borrowers, which subsequently could materially adversely impact our revenue and operations.

Under the sequestration provisions of the Budget Control Act of 2011, as amended, a 2% cut to Medicare payments to providers and health plans cuts generally has applied to Medicare fee-for-service claims on or after April 1, 2013. As further amended by subsequent legislation, the Medicare sequestration cuts are currently scheduled to be applied through fiscal year 2029, although Congress and the Administration could enact legislation to extend or modify sequestration at any time. There can be no assurances that enacted or future budget control mechanisms will not have an adverse impact on the financial condition of our borrowers and lessees, which subsequently could materially adversely impact our company.

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

A significant portion of the revenue of our skilled nursing center borrowers and lessees is derived from governmentally-funded reimbursement programs, such as Medicare and Medicaid. Because of significant health care costs paid by such government programs, both federal and state governments have adopted and continue to consider various health care reform proposals to control health care costs. In many instances, revenues from Medicaid programs are insufficient to cover the actual costs incurred in providing care to Medicaid patients. In addition, all states have been making changes to their long-term care delivery systems that emphasize home and community-based long-term care services, in some cases coupled with cost-controls for institutional providers. Increasingly, state Medicaid programs are providing coverage through managed care programs under contracts with private health plans, which is intended to decrease state Medicaid costs. The federal government also has adopted various policies to promote community-based alternatives to institutional services. The Trump Administration and Congress are also considering revising federal payments to state Medicaid programs to establish block grants or impose per capita limits on federal Medicaid payments to states. On January 30, 2020, the Trump Administration announced that states could apply to participate in a new Medicaid “Healthy Adult Opportunity” (“HAO”) Demonstration project, which would reimburse participating states under a capped aggregate or per-capita federal financial participation financing model in exchange for the states gaining greater flexibility in the scope and administration of their Medicaid programs for certain beneficiary populations (individuals qualifying for Medicaid based on need for long-term care services and supports would be exempt). As states and the federal government continue to respond to budget pressures, future reduction in Medicaid payments for skilled nursing facility services could have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us.

With regard to the Medicare program, over the years there have been efforts to contain Medicare fee-for-service spending, promote Medicare managed care, and, more recently, tie reimbursement to quality and value of care. CMS annually updates Medicare skilled nursing facility prospective payment system rates and other policies. On July 31, 2018, CMS issued a final rule updating skilled nursing facility rates and policies for fiscal year 2019. The final rule includes a 2.4% payment increase, which CMS projected will increase overall payments to skilled nursing facilities by $820 million in fiscal year 2019 compared with fiscal year 2018 levels. The final rule also replaced the existing Resource Utilization Groups, Version IV (“RUG–IV”) case mix classification system with a new model beginning in fiscal year 2020, which began October 1, 2019. The new case mix classification system, called the “Patient-Driven Payment Model,” bases Medicare payment on resident needs rather than the amount of therapy a resident receives. On July 30, 2019, CMS issued its final fiscal year 2020 Medicare skilled nursing facility update. Under the final rule, CMS projects Medicare aggregate payments to skilled nursing facilities will increase by $851 million, or 2.4%, for fiscal year 2020 compared with fiscal year 2019. The final rule also addresses implementation of the Patient-Driven Payment Model case mix classification system, changes to the group therapy definition in the skilled nursing facility setting, and various skilled nursing facility Value-Based Purchasing (“VBP”) Program and quality reporting program policies. Under the VBP Program, which went into effect October 1, 2018, CMS reduces Medicare payments to skilled nursing facilities by 2%. CMS then returns approximately 60% of the withheld amount to skilled nursing facilities based on their relative performance on a readmission measure. The remaining portion of the withheld amount will be retained in the Medicare Trust Fund. There can be no assurance that any future reductions in Medicare skilled nursing facility payment rates or other policy changes impacting long-term care facilities would not have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us.

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

Fraud and Abuse Enforcement

Various federal and state laws govern financial and other arrangements between health care providers that participate in, receive payments from, or make or receive referrals for work in connection with government funded health care programs, including Medicare and Medicaid. These laws, known as the fraud and abuse laws, include the federal anti-kickback statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration directly or indirectly in return for, or to induce, the referral, or arrange for the referral, of an individual to a person for the furnishing of an item or service for which payment may be made under federal health care programs. In addition, the federal physician self-referral law, commonly known as the Stark Law, prohibits physicians and certain other types of practitioners from making referrals for certain designated health services paid in whole or in part by Medicare and Medicaid to entities with which the practitioner or a member of the practitioner’s immediate family has a financial relationship, unless the financial relationship fits within an applicable exception to the Stark Law. The Stark Law also prohibits the entity receiving the referral from seeking payment under the Medicare program for services rendered pursuant to a prohibited referral. Sanctions for violating the Stark Law include civil monetary penalties of up to $25,820 per prohibited service provided, assessments equal to three times the dollar value of each such service provided and exclusion from the Medicare and Medicaid programs. Many states have enacted similar fraud and abuse laws which are not necessarily limited to items and services for which payment is made by federal health care programs. Violations of these laws may result in fines, imprisonment, denial of payment for services, and exclusion from federal and/or other state-funded programs. Other federal and state laws authorize the imposition of penalties, including criminal and civil fines and exclusion from participation in federal health care programs for submitting false claims, improper billing and other offenses. Federal and state government agencies have continued rigorous enforcement of criminal and civil fraud and abuse laws in the health care arena. Our borrowers and lessees are subject to many of these laws, and some of them could in the future become the subject of a governmental enforcement action.

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

Insurance

It is our current policy, and we intend to continue this policy, that all borrowers of funds from us and lessees of any of our properties secure adequate comprehensive property and general and professional liability insurance that covers us as well as the borrower and/or lessee. Although we actively monitor and seek to ensure compliance with our policies, we may be subject to loss for any number of reasons, such as, noncompliance on the part of our lessees/borrowers, losses that exceed covered limits or that aren’t covered, inability of lessees/borrowers to obtain insurance on commercially reasonable terms, bankruptcy of a carrier, or insufficient tail coverage.  We contend that as a non-possessory landlord we are not generally responsible for what takes place on real estate we do not possess, claims including general and professional liability claims may still be asserted against us which may result in costs and exposure for which insurance is not available. Certain risks may be uninsurable, not economically insurable or insurance may not be available and there can be no assurance that we, a borrower or lessee will have adequate funds to cover all contingencies. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of our properties, we could be subject to an adverse claim including claims for general or professional liability, could lose the capital that we have invested in the properties, as well as the anticipated future revenue for the properties and, in the case of debt which is with recourse to us, we would remain obligated for any mortgage debt or other financial obligations related to the properties. Certain losses, such as losses due to floods or seismic activity if insurance is available, may be insured subject to certain limitations including large deductibles or co-payments and policy limits.

Employees

At December 31, 2019, we employed 22 people. Our employees are not members of any labor union, and we consider our relations with our employees to be excellent.

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

You may contact our Investor Relations Department at:

LTC Properties, Inc.

2829 Townsgate Road, Suite 350

Westlake Village, California 91361

Attn: Investor Relations

(805) 981-8655

Item 1A. RISK FACTORS

This section discusses risk factors that may affect our business, operations, and financial condition. If any of these risks, as well as other risks and uncertainties that we have not yet identified or that we currently think are not material, actually occur, we could be materially adversely affected and the value of our securities could decline. In addition, these risk factors contain “forward-looking statements” as discussed above under the heading “Cautionary Statement.” The following information should be read in conjunction with Management’s Discussion and Analysis, and the consolidated financial statements and related notes in this Annual Report on Form 10-K.

A Failure to Maintain or Increase our Dividend Could Reduce the Market Price of Our Stock. The ability to maintain or raise our common dividend is dependent, to a large part, on growth of funds available for distribution. This growth in turn depends upon increased revenues from additional investments and loans, rental increases and mortgage rate increases.

We May Have Limited Access to Capital At Times, Which Could Cause Our Growth to Slow. A REIT is required to make dividend distributions and retains little cash flow for growth. As a result, growth for a REIT is generally through the steady investment of new capital in real estate assets. At December 31, 2019, we had $4.2 million of cash on hand, $506.1 million available under our unsecured revolving line of credit. We also have the potential ability to access the capital markets through the issuance of $200.0 million of common stock under our equity distribution agreement and an indeterminate amount through the issuance of debt and/or equity securities under an automatic shelf registration statement. As a result, we currently believe our liquidity and various sources of available capital are sufficient to fund operations and development commitments, meet debt service obligations (both principal and interest), make dividend distributions and finance future investments should we determine such future investments are financially feasible. However, there may be times when we will have limited access to capital from the equity and/or debt markets. During such periods, virtually all of our available capital would be required to meet existing commitments and to reduce existing debt. We may not be able, during such periods, to obtain additional equity and/or debt capital or dispose of assets on favorable terms, if at all, at the time we require additional capital to acquire health care properties on a competitive basis or meet our obligations.

Income and Returns from Health Care Facilities Can be Volatile. There is a possibility that the health care properties in which we invest will not generate income sufficient to meet operating expenses, will generate income and capital appreciation, if any, at rates lower than those anticipated or will yield returns lower than those available through investments in comparable real estate or other investments. Income from properties and yields from investments in our properties may be affected by many factors, including changes in governmental regulation (such as zoning laws and government payment), general or local economic conditions (such as fluctuations in interest rates and employment conditions), the available local supply of and demand for improved real estate, a reduction in rental income as the result of an inability to maintain occupancy levels, natural disasters (such as hurricanes, earthquakes and floods) or similar factors.

We Depend on Lease and Interest Income from Real Estate Investments. Approximately 98.6% of our revenue for the year ended December 31, 2019, was derived from lease and interest income from real estate investments. Our revenue would be adversely affected if a significant number of our borrowers or lessees were unable to meet their obligations to us or if we were unable to lease our properties or make mortgage loans on economically favorable terms. There can be no assurance that any lessee will exercise its option to renew its lease upon the expiration of the initial term. There can be no assurance that if such failure to renew were to occur, or if we did not re-lease a property to a current lessee, we could lease the property to others on favorable terms, at the same rent as the current rent, or on a timely basis.

We Rely on a Few Major Operators. During the year ended December 31, 2019, approximately 35.8% of our revenues from leases and interest income from real estate investments were generated from three operators. The failure, inability or unwillingness of these operators to meet their obligations to us could materially reduce our cash flow as well as our results of operations, which could in turn reduce the amount of dividends we pay, cause our stock price to decline and have other material adverse effects on our business, results of operations and financial condition.

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

The Bankruptcy, Insolvency or Financial Deterioration of our Lessees Could Delay or Prevent Us From Collecting Unpaid Rents or Require Us to Find New Tenants to Operate our Properties. We have limited control over the success or failure of our operators’ businesses. If an operator experiences financial or legal difficulties, the operator may fail to make its rent payments when due or declare bankruptcy, either of which could result in the termination of the operator’s lease and adversely affect us. In the case of a master lease, this risk is magnified, as an operator default could reduce or eliminate rental revenue from several properties. Over the past three years, four of our operators have had or continue to have financial or legal difficulties resulting in non-payment of rent or bankruptcy. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview—Portfolio Overview—Update on Certain Operators for further discussion. If an operator is unable to comply with the terms of its leases, we may be forced to modify the leases in ways that are unfavorable to us. Alternatively, the failure of an operator to perform its obligations under its lease or other agreements with us could force us to declare a default, terminate the lease and transition or sell the property. We cannot provide any assurances that we would be able to find a suitable replacement operator, re-lease the property on substantially equivalent or better terms than the prior lease, or at all, successfully reposition the property for other uses, or sell the property on terms that are favorable to us. If a lessee seeks bankruptcy protection, the Bankruptcy Court may impose an automatic stay that would preclude us from collecting pre-bankruptcy obligations from that operator or seizing its property. An operator bankruptcy could also delay our efforts to collect past due amounts owed to us under the applicable lease and ultimately preclude collection of all or a portion of those amounts. In such a case, we may recover substantially less than the full value of any secured or unsecured claims we hold.

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

The health care industry continues to face increased government and private payor pressure on health care providers to control costs. Federal legislative and regulatory policies have been adopted and may continue to be proposed that would reduce Medicare and/or Medicaid payments to nursing facilities. Moreover, state budget pressures continue to result in adoption of Medicaid provider payment reductions in some states. Increasingly, state Medicaid programs are providing coverage through managed care programs under contracts with private health plans, which is intended to decrease state Medicaid costs. The Trump Administration and Congress are also considering revising federal payments to state Medicaid programs to establish block grants or impose per capita limits on federal Medicaid payments to states, and the Trump Administration has announced that states may apply to receive payment on such a basis for limited patient populations under a new “Healthy Adult Opportunity” (HAO) Demonstration. See Item 1. Business—Health

Care Regulation. In light of continuing federal and state Medicaid program reforms, budget cuts, and regulatory initiatives, no assurance can be given that the implementation of such regulations and reforms will not have a material adverse effect on the financial condition or results of operations of our lessees and/or borrowers which, in turn, could affect their ability to meet their contractual obligations to us.

Insurance Coverage Maintained by Our Borrowers and Lessees May Not Adequately Insure Against Losses. As a non-possessory landlord, we contend we are not generally responsible for what takes place on real estate we do not possess. Although we require our borrowers and lessees to secure adequate comprehensive liability insurance that covers us as well as the borrower or lessee, we may be subject to losses due to noncompliance or insufficient coverage. In addition, certain risks may be uninsurable, not economically insurable or insurance may not be available. There can be no assurance that we, a borrower or lessee will have adequate insurance or funds to cover all contingencies. If an uninsured loss occurs or a loss exceeds policy limits, we could lose both invested capital and anticipated revenues from a property, thereby reducing a property’s cash flow and asset value.

We Could Incur More Debt. We operate with a policy of incurring debt when, in the opinion of our Board of Directors, it is advisable. We may incur additional debt by borrowing under our unsecured revolving line of credit, mortgaging properties we own and/or issuing debt securities in a public offering or in a private transaction. Accordingly, we could become more highly leveraged. The degree of leverage could have important consequences to stockholders, including affecting our ability to obtain, in the future, additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes and making us more vulnerable to a downturn in business or the economy generally.

The Phase-out of LIBOR Could Affect Interest Rates. LIBOR is used as a reference rate for unsecured revolving line of credit. On July 27, 2017, the United Kingdom's Financial Conduct Authority announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is unclear if LIBOR will cease to exist at that time, if a new method of calculating LIBOR will be established, or if an alternative reference rate will be established. The Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to U.S. dollar LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR will cease to be available or if SOFR, or another alternative rate reference rate, attains market traction as a LIBOR replacement. If LIBOR ceases to exist, we will need to agree upon a benchmark replacement index for our unsecured revolving line of credit. The new rate may not be as favorable as those in effect prior to any LIBOR phase-out. Furthermore, the transition process may result in delays in funding, higher interest expense, additional expenses, and increased volatility in markets for instruments that currently rely on LIBOR, all of which could negatively impact our cash flow.

We Could Fail to Collect Amounts Due Under Our Straight-line Rent Receivable Asset. U.S. generally accepted accounting principles (“GAAP”) requires us to calculate the total rent we will receive from leases that contain fixed annual rental escalations and/or have annual rental escalations that are contingent upon changes in the Consumer Price Index, on a straight-line basis over the minimum lease period. If the lease income is calculated on a straight-line basis during the life of the lease, rental income recorded in the early years of a lease is higher than the actual cash rent received which creates an asset on the consolidated balance sheet called straight-line rent receivable. At some point during the lease, depending on the rent levels and terms, this reverses and the cash rent payments received during the later years of the lease are higher than the rental income recognized which reduces the straight-line rent receivable balance to zero by the end of the lease. Per ASC 842, lessors are required to assess the probability of collecting substantially all of the lease payments. The standard defines collectibility as lessee’s ability and intent to pay. If collectibility of substantially all of the lease payments through maturity is not probable, all or a portion of the straight-line rent receivable and other lease receivables may be written-off, and the rental income recorded during the period would be limited to lesser of the income that would have been recognized if collection were probable, and the lease payments received. Our assessment of collectibility of leases includes evaluating the date and assumptions used in determining whether substantially all of the future lease payments were probable based on the lessee’s payment history, the financial strength of the lessees, future contractual rents, and the timing of expected payments.

Our Assets May be Subject to Impairment Charges. We periodically but not less than quarterly evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, operator performance and legal structure. If we determine that an impairment has occurred, we would be required to make an adjustment to the net carrying value of the asset which could have a material adverse effect on our results of operations in the period in which the write-off occurs.

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

Recent Changes to the U.S. Tax Laws Could Have a Significant Negative Impact on the Overall Economy, Our Tenants, Our Investors, and Our Business. On December 22, 2017, H.R. 1, commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”) was signed into law making significant changes to the Code. Relevant changes include, but are not limited to the following:

●	a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017,
●	an immediate 100% deduction of the cost of certain capital asset investments (generally excluding real estate assets), subject to a phase-down of the deduction percentage over time,
●	restrictions to the deductibility of interest expense by businesses (generally, to 30% of the business’ adjusted taxable income) except, among others, real property businesses electing out of such restriction; generally, we expect our business to qualify as such a real property business,
●	the use of the less favorable alternative depreciation system to depreciate real property in the event a real property business elects to avoid the interest deduction restriction above,
●	elimination of the corporate alternative minimum tax,
●	restriction limiting the benefits of like-kind exchanges that defer capital gains for tax purposes to exchanges of real property; and
●	implementation of a one-time transition tax on the mandatory deemed repatriation of foreign earnings.

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

●	our partners or co-members might become bankrupt (in which event we and any other remaining general partners or members would generally remain liable for the liabilities of the partnership or limited liability company);
●	our partners or co-members might at any time have economic or other business interests or goals which are inconsistent with our business interests or goals;
●	our partners or co-members may be in a position to take action contrary to our instructions, requests, policies or objectives, including our policy with respect to maintaining our qualification as a REIT; and
●	agreements governing limited liability companies and partnerships often contain restrictions on the transfer of a member’s or partner’s interest or “buy-sell” or other provisions which may result in a purchase or sale of the interest at a disadvantageous time or on disadvantageous terms.

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

Risks Associated with Property Development that Can Render a Project Less Profitable or Not Profitable, and, Under Certain Circumstances, Prevent Completion of Development Activities Undertaken. Our business includes development of seniors housing and health care properties. Ground up development presents additional risk, including but not limited to the following:

●	a development opportunity may be abandoned after expending significant resources resulting in the loss of deposits or failure to recover expenses already incurred;
●	the development and construction costs of a project may exceed original estimates due to increased interest rates and higher materials, transportation, labor, leasing or other costs, which could make completion of the development project less profitable;
●	construction and/or permanent financing may not be available on favorable terms or at all;
●	the project may not be completed on schedule, which can result in increases in construction costs and debt service expenses as a result of a variety of factors that are beyond our control, including natural disasters, labor conditions, material shortages, regulatory hurdles, civil unrest and acts of war; and
●	occupancy rates and rents at a newly completed property may not meet expected levels and could be insufficient to make the property profitable.

These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of development activities once undertaken, any of which could have a material adverse effect on our business, results of operations and financial condition.

The Failure, Inadequacy, Interruption or Security Failure of Our Information Technology Could Harm Our Business. We rely on information technology networks and systems to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, operator and lease data. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential operator and other customer information, such as individually identifiable information, including information relating to financial accounts. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Because our operators also rely on information technology networks, systems and software, we may be exposed to cyber-attacks on our operators. Security breaches of our or our operators’ networks and systems, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our and our operators’ information systems and the data maintained in those systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties, harm our business relationships or increase our security and insurance costs, which could have a material adverse effect on our business, results of operations and financial condition.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Here and throughout this Annual Report on Form 10-K wherever we provide details of our properties’ bed/unit count, the number of beds/units applies to skilled nursing, assisted living, independent living, memory care and behavioral health care properties only. This number is based upon unit/bed counts shown on operating licenses provided to us by lessees/borrowers or units/beds as stipulated by lease/mortgage documents. These numbers often differ, usually not materially by property, from units/beds in operation at any point in time. The differences are caused by such things as operators converting a patient/resident room for alternative uses, such as offices or storage, or converting a multi-patient room/unit into a single patient room/unit. We monitor our properties on a routine basis through site visits and reviews of current licenses. In an instance where such change would cause a de-licensing of beds or in our opinion impact the value of the property, we may take action against the lessee/borrower to preserve the value of the property/collateral.

Owned Properties. The following table sets forth certain information regarding our owned properties as of December 31, 2019 (dollars amounts in thousands):

							Remaining
	No. of	No. of	No. of		No. of		Lease		Gross
Location	SNFs	ALFs	Others		Beds/Units	Encumbrances	Term (1)		Investments
Alabama	1	—	—		174	$—	76		$9,734
Arizona	4	—	—		807	—	49		32,667
California	2	5	—		755	—	104		103,240
Colorado	3	13	—		980	—	84		114,923
Florida	4	7	—		823	—	66		72,169
Georgia	—	1	—		70	—	18		14,382
Illinois	—	5	—		418	—	140		87,604
Iowa	7	—	—		544	—	—	(2)	14,610
Kansas	3	8	—		681	—	84		71,505
Kentucky	2	1	—		346	—	156		62,715
Michigan	—	2	—	(3)	156	—	114		20,083
Mississippi	—	1	—		62	—	60		9,430
Missouri	1	1	—		163	—	102		40,379	(4)
Nebraska	—	4	—		159	—	141		10,104
Nevada	—	—	1		118	—	62		10,416
New Jersey	—	4	—		205	—	98		62,146
New Mexico	7	—	—		843	—	73		50,912
N. Carolina	—	5	—		210	—	12		13,096
Ohio	2	7	—		580	—	149		86,474
Oklahoma	—	6	—		219	—	12		12,315
Oregon	1	1	—		188	—	51		33,408	(5)
Pennsylvania	—	2	—		129	—	141		9,714
S. Carolina	2	5	—		515	—	35		48,155
Tennessee	2	—	—		141	—	48		5,275
Texas	23	17	—		4,033	—	92		284,697
Virginia	4	1	—		574	—	86		47,104
Washington	1	—	—		123	—	19		8,024
Wisconsin	1	10	—		954	—	129		149,290
TOTAL	70	106	1		14,970	$—	96		$1,484,571
(1)	Weighted average remaining months in lease term as of December 31, 2019.

(2)	Relates to 7 SNFs totaling 544 beds operated by Preferred Care, Inc. (“Preferred Care”) lease. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview—Portfolio Overview—Update on Certain Operators for further discussion.

(3)	Includes three parcels of land held-for-use.

(4)	Includes amounts relating to the development cost of a 90-bed SNF.

(5)	Includes amounts relating to the development cost of a 78-unit ALF/MC.

The following chart represents 10 states with the highest percentage of gross investment for our owned properties as of December 31, 2019:

The following table sets forth certain information regarding our lease expirations for our owned properties as of December 31, 2019 (dollars amounts in thousands):

								Annualized		% of Annualized
	No. of		No. of	No. of	No. of		No. of	Rental		Rental Income
Year	SNFs		ALFs	Others	Beds/Units		Operators	Income (1)		Expiring
2020	—		35	—	1,471		1	$13,648		10.2%
2021	3		2	—	493		3	3,958		2.9%
2022	1		—	—	121		1	771		0.6%
2023	5		—	—	456		3	3,332		2.5%
2024	3		11	—	1,140		2	5,140		3.8%
2025	6		1	1	981		2	9,087		6.8%
2026	13		—	—	1,678		2	16,429		12.2%
2027	—		9	—	611		3	11,257		8.4%
2028	—		3	—	177		2	2,873		2.1%
2029	1		11	—	1,098		8	10,314		7.7%
Thereafter	16		34	—	4,237		5	57,562		42.8%
TOTAL	48	(2)	106	1	12,463	(2)		$134,371	(2)	100.0%
(1)	Includes annualized GAAP rent for leased properties, except for two master leases which are based on agreed upon cash rents.

(2)	Excludes 22 SNFs operated by Preferred Care totaling with a total of 2,507 beds. 20 of these properties are held-for-sale at December 31, 2019. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview—Portfolio Overview—Update on Certain Operators for further discussion.

Mortgage Loans. The following table sets forth certain information regarding our mortgage loans as of December 31, 2019 (dollars amounts in thousands):

						Average	Original		Current
	No. of	No. of	No. of	No. of	Interest	Months to	Face Amount	Gross	Annual Debt
Location	SNFs	ALFs	OTHs	Beds/ Units	Rate	Maturity	of Mortgage Loans	Investments	Service (1)
Michigan (2)	22	—	—	2,892	9.2%-9.9%	292	$258,171	$256,659	$25,007
TOTAL	22	—	—	2,892		292	$258,171	$256,659	$25,007
(1)	Includes principal and interest payments.

(2)	Consists of four mortgage loans with one borrower that contain cross collateral and cross default provisions.

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

Holders

As of February 19, 2020, we had approximately 365 holders of our common stock, as determined by counting our record holders and the number of participants reflected in a security position listing provided to us by the Depository Trust Company. Because such “DTC participants” are brokers and other institutions holding shares of our common stock on behalf of their customers, we do not know the actual number of unique stockholders represented by these record holders.

Dividend

We declared and paid total cash distributions on common stock as set forth below:

	Declared		Paid
	2019	2018	2019	2018
First quarter	$0.57	$0.57	$0.57	$0.57
Second quarter	$0.57	$0.57	$0.57	$0.57
Third quarter	$0.57	$0.57	$0.57	$0.57
Fourth quarter	$0.57	$0.57	$0.57	$0.57
	$2.28	$2.28	$2.28	$2.28

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

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The National Association of Real Estate Investment Trusts (“NAREIT”), an organization representing U.S. REITs and publicly traded real estate companies, classifies a company with 50% or more of assets directly or indirectly in the equity ownership of real estate as an equity REIT. Our equity ownership of real estate assets was more than 75% during 2019.

This graph compares the cumulative total stockholder return on our common stock from December 31, 2014 to December 31, 2019 with the cumulative stockholder total return of (1) the Standard & Poor’s 500 Stock Index and (2) the NAREIT Equity REIT Index. The comparison assumes $100 was invested on December 31, 2014 in our common stock and in each of the foregoing indices and assumes the reinvestment of dividends.

Total Return Performance
200
150
100
50
Index Value
LTC Properties, Inc.
Nareit Equity Index
S&P 500 Index
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19

	Period Ending
Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
LTC Properties, Inc.	$100.00	$104.80	$119.52	$116.22	$117.55	$132.58
NAREIT Equity	$100.00	$103.20	$111.99	$117.84	$112.39	$141.61
S&P 500	$100.00	$101.38	$113.51	$138.29	$132.23	$173.86

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

	2019		2018		2017		2016		2015
	(In thousands, except per share amounts)
Operating information:
Total revenues	$185,304		$168,645		$168,065		$161,583		$136,203
Net income	$80,872	(1)	$155,076	(2)	$87,340		$85,115		$73,081
Income allocated to non-controlling interests	$346		$95		$—		$—		$—
Income allocated to participating securities	$391		$625		$362		$385		$484
Income allocated to preferred stockholders	$—		$—		$—		$—		$2,454
Net income available to common stockholders	$80,135		$154,356	(2)	$86,978		$84,730		$70,143
Per share information:
Earning per common share:
Basic	$2.03	(1)	$3.91	(2)	$2.21		$2.21		$1.97
Diluted	$2.02	(1)	$3.89	(2)	$2.20		$2.21		$1.94

Common stock distributions declared	$2.28		$2.28		$2.28		$2.19		$2.07
Common stock distributions paid	$2.28		$2.28		$2.28		$2.19		$2.07
Balance sheet information:
Real estate investments, net	$1,390,915		$1,349,520		$1,309,996		$1,255,503		$1,164,950
Total assets	$1,514,209		$1,513,620		$1,465,570		$1,394,896		$1,275,424
Total debt (3)	$693,388	(4)	$645,029		$667,502	(4)	$609,391	(4)	$571,872
(1)	Decrease due to a lower gain on sale, an impairment loss from investment in unconsolidated joint ventures during 2019, and a one-time non-recurring other income related to the write-off of a contingent lease incentive and related earn-out liability in 2018, partially offset by higher rental income and gain on property insurance proceeds. See Item 7. Management’s Discussion and Analysis. Operating Results for further detail.

(2)	Increased primarily due to gain on sale of six ALF and four SNF properties during 2018.

(3)	Includes bank borrowings and senior unsecured notes (net of debt issue costs).

(4)	Increase primarily due to the sale of senior unsecured notes and increased borrowings.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Business and Investment Strategy

We are a self-administered health care real estate investment trust (“REIT”) that invests primarily in seniors housing and health care properties through sale-leaseback transactions, mortgage financing, joint ventures and structured finance solutions including mezzanine lending. We conduct and manage our business as one operating segment, rather than multiple operating segments, for internal reporting and internal decision-making purposes. Our primary objectives are to create, sustain and enhance stockholder equity value and provide current income for distribution to stockholders through real estate investments in seniors housing and health care properties managed by experienced operators. Our primary seniors housing and health care property classifications include skilled nursing centers (“SNF”), assisted living communities (“ALF”), independent living communities (“ILF”), memory care communities (“MC”) and combinations thereof. ILF, ALF, MC, and combinations thereof are included in the ALF communities classification. We have been operating since August 1992.

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

Portfolio Overview

The following tables summarizes our real estate investment portfolio as of December 31, 2019 (dollar amounts in thousands):

			Twelve Months Ended
		Percentage	December 31, 2019		Percentage	Number	Number of
	Gross	of	Rental	Interest	of	of	SNF	ALF
Owned Properties	Investments	Investments	Income (1)	Income	Revenues	Properties (2)	Beds (3)	Units (3)
Assisted Living (4)	$858,852	49.4%	$68,641	$—	40.7%	106	—	6,086
Skilled Nursing	596,370	34.2%	69,087	—	40.9%	70	8,505	261
Under Development (5)	17,989	1.0%	—	—	—%	—	—	—
Other (6)	11,360	0.7%	955	—	0.6%	1	118	—
Total Owned Properties	1,484,571	85.3%	138,683	—	82.2%	177	8,623	6,347

Mortgage Loans
Skilled Nursing	256,659	14.7%	—	29,991	17.8%	22	2,892	—
Total Mortgage Loans	256,659	14.7%	—	29,991	17.8%	22	2,892	—

Total Portfolio	$1,741,230	100.0%	$138,683	$29,991	100.0%	199	11,515	6,347

			Twelve Months Ended
		Percentage	December 31, 2019		Percentage	Number	Number of
	Gross	of	Rental	Interest	of	of	SNF	ALF
Summary of Properties by Type	Investments	Investments	Income (1)	Income	Revenues	Properties (2)	Beds (3)	Units (3)
Assisted Living (4)	$858,852	49.4%	$68,641	$—	40.7%	106	—	6,086
Skilled Nursing	853,029	48.9%	69,087	29,991	58.7%	92	11,397	261
Under Development (5)	17,989	1.0%	—	—	—%	—	—	—
Other (6)	11,360	0.7%	955	—	0.6%	1	118	—
Total Portfolio	$1,741,230	100.0%	$138,683	$29,991	100.0%	199	11,515	6,347
(1)	Excludes variable rental income of $15,998 related to lessee reimbursement of our real estate taxes and $1,926 adjustment for collectibility of rental income.

(2)	We have investments in 28 states leased or mortgaged to 30 different operators.

(3)	See Item 2. Properties for discussion of bed/unit count.

(4)	Includes ILF, ALF, MC, and combinations thereof.

(5)	Represents two development projects, consisting of a 78-unit ALF/MC located in Oregon and a 90-bed SNF located in Missouri.

(6)	Includes three parcels of land held-for-use and one behavioral health care hospital.

As of December 31, 2019, we had $1.4 billion in carrying value of net real estate investments, consisting of $1.1 billion or 81.7% invested in owned and leased properties and $0.3 billion or 18.3% invested in mortgage loans secured by first mortgages.

For the year ended December 31, 2019, rental income and interest income from mortgage loans represented 82.4% and 16.2%, respectively, of total gross revenues. In most instances, our lease structure contains annual rental escalations. Our leases that contain fixed annual rental escalations and/or have annual rental escalations that are contingent upon changes in the Consumer Price Index, are generally recognized on a straight-line basis over the minimum lease period. Certain leases have annual rental escalations that are contingent upon changes in the gross operating revenues of the property. This revenue is not recognized until the appropriate contingencies have been resolved. During the years ended December 31, 2019 and 2018 and 2017, we recognized $0.5 million of contingent rental income. For the year ended December 31, 2019, we recognized $4.5 million in straight-line rental income and $0.4 million in amortization of lease incentives. For the remaining leases in place at December 31, 2019, assuming no modification or replacement of existing leases and no new leased investments are added to our portfolio, except for the subsequent acquisitions, lease extensions, completed developments in 2020 and the leases reported below under Update on Certain Operators, we currently expect that straight-line rental income will decrease from $4.5 million in 2019 to $2.5 million for projected annual 2020. Our cash rental income is projected to increase from $150.6 million in 2019 to $150.8 million for projected annual 2020. At December 31, 2019, the straight-line rent receivable balance on the consolidated balance sheet was $45.7 million.

Many of our existing leases contain renewal options that, if exercised, could result in the amount of rent payable upon renewal being greater or less than that currently being paid. During the year ended December 31, 2019, there were no lease renewals. Some of our lease agreements provide purchase options allowing the lessees to purchase the properties they currently lease from us. See Item 8. FINANCIAL STATEMENTS— Note 5. Real Estate Investments. Owned Properties for a table that includes information about purchase options included in our lease agreements.

Update on Certain Operators

During 2017, we issued a notice of default to Anthem Memory Care (“Anthem”) resulting from Anthem’s partial payment of minimum rent. Anthem operates 11 memory care communities under a master lease. During 2019, Anthem paid the agreed upon minimum cash rent of $7.5 million. This amount represents approximately 50% of the contractual amount due under the lease in 2019. In accordance with Accounting Standard Codification (“ASC”) Topic 842, Leases (“ASC 842”), at January 1, 2019, we evaluated the collectibility of straight-line rent receivable and lease incentive balances related to Anthem and determined it was not probable that we would collect substantially all of the contractual lease obligations through maturity. Accordingly, we wrote-off the balances to equity as of January 1, 2019, as required by the ASC 842 transition guidance. We receive regular financial performance updates from Anthem and continue to monitor Anthem’s performance obligations under the master lease agreement.

On December 4, 2018, Senior Care Centers, LLC. and affiliates and subsidiaries (“Senior Care”) filed for Chapter 11 bankruptcy as a result of lease terminations from certain landlords and on-going operational challenges. Senior Care did not pay us December 2018 rent and accordingly, in December 2018, we placed Senior Care on a cash basis. In accordance with ASC 842 lease accounting guidance, at January 1, 2019, we evaluated the collectibility of straight-line rent receivable and lease incentive balance related to Senior Care and determined it was not probable that we would collect substantially all of the contractual lease obligations through maturity. Accordingly, we wrote-off the balances to equity as of January 1, 2019, as required by the ASC 842 transition guidance.

In July 2019, Senior Care filed a motion to affirm the lease, which caused us to file an objection in opposition to Senior Care’s motion. During the fourth quarter of 2019, the court rejected our motion and accordingly, our master lease with Senior Care was affirmed. Furthermore, we received the court ordered reimbursement from Senior Care for the December 2018 unpaid rent, late fees and legal costs totaling $1.6 million. Senior Care has paid us January 2019 to February 2020 rent, real estate property tax and maintenance deposits.

During 2017, Preferred Care, Inc. (“Preferred Care”) and affiliated entities filed for Chapter 11 bankruptcy as a result of a multi-million-dollar judgment in a lawsuit in Kentucky against Preferred Care and certain affiliated entities. The affiliated entities named in the lawsuit operate properties in Kentucky and New Mexico. Preferred Care leased 24 properties under two master leases from us and none of the 24 properties are located in Kentucky or New Mexico. Those 24 properties are in Arizona, Colorado, Iowa, Kansas and Texas. The Preferred Care operating entities that sublease those properties did not file for bankruptcy. In accordance with ASC 842 lease accounting guidance, at January 1, 2019, we evaluated the collectibility of straight-line rent receivable and lease incentive balances related to Preferred Care and determined it was not probable that we would collect substantially all of the contractual lease obligations through maturity. Accordingly, we wrote-off the balances to equity as of January 1, 2019, as required by the ASC 842 transition guidance. Preferred Care did not affirm our master leases and began paying only $55,000 of monthly rent in the third quarter of 2019. The monthly contractual obligation under the master leases was approximately $1.0 million. We applied all of their security deposit to rental income during the third quarter and recorded only the $55,000 monthly cash received in the fourth quarter of 2019 to rental income. During the fourth quarter of 2019, we entered into multiple contracts, subject to standard due diligence and other contingencies, to sell a majority of the properties. Two of these contracts were completed during the fourth quarter of 2019, resulting in the sale of two properties in Arizona and Texas. See Item 8. FINANCIAL STATEMENTS— Note 5. Real Estate Investments. Property Sales for further discussion. At December 31, 2019, the 20 properties under purchase and sale agreements met the criteria under GAAP as held-for-sale. Accordingly, these properties have been classified as held-for-sale at December 31, 2019.

During the three months ended March 31, 2019, we placed Thrive Senior Living, LLC (“Thrive”) on a cash basis due to short-payment of contractual rent in November 2018 and non-payment of rent in December 2018 totaling $0.7 million. Thrive subsequently paid the delinquent rent in 2019 but failed to pay 2019 contractual rent. In April 2019, we issued a notice of default to Thrive. In accordance with ASC 842 lease accounting guidance, at January 1, 2019, we evaluated the collectibility of straight-line rent receivable and lease incentive balances related to Thrive and determined that it was not probable that we would collect substantially all of the contractual lease obligations through maturity. Accordingly, we wrote-off the balances to equity as of January 1, 2019, as required by the ASC 842 transition guidance.

During 2019, we completed the following for all of the properties in the Thrive portfolio. As of December 31, 2019, Thrive does not operate any properties in our portfolio:

●	Transitioned two memory care communities located in Ohio and Kentucky with a total of 120-units to an operator new to our portfolio during the second quarter of 2019. The memory care communities are under a 10-year lease term with initial cash rent of $1.3 million in year one, $1.5 million in year two, $2.0 million in year three and $2.2 million in year four. Rent may increase subject to a contingent escalation formula commencing in year five and annually thereafter. The lease provides the lessee with a purchase option available between 2028-2029;
●	Transitioned a 56-unit memory care community located in Texas to an existing operator and added the memory care community to an existing master lease during the second quarter of 2019. As a result of this transition, annual cash rent under the existing master lease was increased by $0.4 million effective June 1, 2019 and will increase by an additional $0.3 million on June 1, 2020 and 2.5% annually thereafter. Additionally, LTC will be entitled to incremental rent calculated as a percentage of increases in gross revenues generated by the property above an established threshold;
●	Transitioned two memory care communities in Georgia and South Carolina with a total of 159-units to an existing operator during the third quarter of 2019. The new 2-year lease agreement has an initial annual cash rent of $1.8 million. Rent increases 3.5% in year two; and
●	Transitioned the remaining 60-unit memory care community located in Florida to an existing operator effective August 1, 2019. The new 10-year lease provides the lessee twelve months free rent, rent of $0.5 million in year two and $0.6 million in year three and thereafter. In year two, the lessee has the option to defer rent in an amount not to exceed $0.2 million. Rent may increase subject to a contingent escalation formula commencing in year three and annually thereafter. Additionally, the lease provides the lessee with a purchase option available between 2028 and 2029. See Item 8. FINANCIAL STATEMENTS— Note 5. Real Estate Investments. Owned Properties for a table that summarizes information about purchase options included in our lease agreements.

2019 Transactions Overview

The following tables summarizes our transactions in 2019 (dollar amounts in thousand):

Investment in Owned Properties

	Number		Type	Number	Initial		Total	Total
	of		of	of	Cash	Purchase	Transaction	Acquisition
State (1)	Properties		Properties	Beds/Units	Yield	Price	Costs	Costs
California	—	(2)	Land	—	N/A	$110	$28	$138
Michigan	2		ALF/MC	156	7.4%	19,000	139	19,139
Missouri	1	(3)	SNF/Land	90	(3)%	22,122	120	22,242
Virginia	1	(4)	ALF/MC	74	7.4%	16,719	176	16,895
Total	4			320		$57,951	$463	$58,414
(1)	Subsequent to December 31, 2019, we acquired a 140-bed SNF located in Texas for approximately $13,500 and entered into a 10-year master lease agreement with an initial cash yield of 8.5%, escalating 2% annually starting in the second year of the lease, with two five-year renewal options.

(2)	We acquired a parcel of land adjacent to an existing SNF in California.

(3)	We acquired a newly constructed 90-bed SNF located in Missouri for $19,500. The initial cash yield is 8.3% with annual escalation of 2% effective December 2019 and thereafter. Additionally, we acquired a parcel of land and committed to develop a 90-bed SNF in Missouri. The commitment totals approximately $17,400. The initial cash yield upon completion of the development will be 9.3%.

(4)	We entered into a joint venture (“JV”) to purchase an existing operational 74-unit ALF/MC. The non-controlling partner contributed $919 of equity and we contributed $15,976 in cash. Our economic interest in real estate JV is approximately 95%.

Sold Properties

	Type		Number	Number			Net
	of		of	of	Sales	Carrying	Gain
State	Properties		Properties	Beds/Units	Price	Value	(Loss)
N/A	N/A		—	—	$—	$—	$500	(1)
Arizona, Georgia and Texas	SNF	(2)	3	478	15,310	8,995	5,556
Texas	ALF	(3)	1	140	1	3,830	(3,950)
Total			4	618	$15,311	$12,825	$2,106
(1)	Gain recognized due to the receipt of funds held in escrow related to a portfolio of six ALFs sold during the second quarter of 2018.

(2)	We sold a property located in Texas, previously operated by Preferred Care, with a carrying value of $871 for $140. Additionally, we sold a SNF from Preferred Care portfolio located in Arizona with a carrying value of $6,485 for $7,250. This transaction includes a holdback of $1,091 which is held in an interest-bearing account with an escrow holder on behalf of the buyer for potential specific losses. Using the expected value model per ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), we estimated and recorded the holdback value of $613. Also, we sold a SNF located in Georgia with a carrying value of $1,639 for $7,920.

(3)	We sold an ALF located in Texas with a carrying value of $3,830.

Development Projects

	Developments	Improvements
Assisted Living Communities	$14,088	$2,544
Skilled Nursing Centers	6,436	—
Other	—	295
Total	$20,524	$2,839

Completed Developments

	Number	Type	Number
	of	of	of		Total
Type of Project	Properties	Property	Beds/Units	State	Investment
Development	1	SNF	143	Kentucky	$24,974
Development	1	ILF/ALF/MC	110	Wisconsin	21,999
	2		253		$46,973

Investment in Mortgage Loans

Originations and funding under mortgage loans receivable	$12,342	(1)
Scheduled principal payments received	(1,065)
Mortgage loan premium amortization	(4)
Provision for loan loss reserve	(113)
Net increase in mortgage loans receivable	$11,160
(1)	During 2019, we funded an additional $7,500 under an existing mortgage loan. The incremental funding bears interest at 9.41% fixed for two years and escalating by 2.25% thereafter.

Investment in Unconsolidated Joint Ventures

	Type	Type	Total		Currently			Number								Cash
	of	of	Preferred		Paid in			of	Investment		Carrying		Capital	Income		Interest
State	Properties	Investment	Return		Cash			Beds/ Units	Commitment		Value		Contribution	Recognized		Received
Arizona	ALF/MC/ILF	Preferred Equity	15%		8%		(1)	585	$—		$19,003	(1)	$472	$1,029		$1,580
Florida (2)	ALF/ILF/MC	Mezzanine	N/A	%	N/A	%		N/A	—	(2)	—	(2)	—	955	(2)	979	(2)
Florida (3)	UDP/ALF/MC	Mezzanine	N/A	%	N/A	%		N/A	—	(3)	—	(3)	—	404	(3)	432	(3)
								585	$—		$19,003		$472	$2,388		$2,991
(1)	Effective second quarter of 2019, this JV was placed on cash basis due to delinquency of our preferred return. In November 2019, the JV signed a contract for the sale of the four properties comprising the JV. The contract was subject to standard due diligence and other contingencies to close, all of which were met in January 2020. Accordingly, based on the information available to us regarding alternatives and courses of action as of December 31, 2019, we performed a recoverability test on the carrying value of our preferred equity investment and concluded that a portion of our preferred equity investment will not be recoverable. Therefore, we recorded an impairment loss from investment in unconsolidated joint ventures of $5,500 and wrote our preferred equity investment down to its estimated fair value.

(2)	We had a $2,900 mezzanine loan commitment for a 99-unit seniors housing community in Florida with a total preferred return of 15%. Since interest payments were deferred and no interest was recorded for the first twelve months of the loan, we used the effective interest income method in accordance with GAAP to recognize interest income and recorded the difference between the effective interest income and cash interest income to the loan principal balance. During the third quarter of 2019, the mezzanine loan was paid off.

(3)	We had a $3,400 mezzanine loan commitment for the development of a 127-unit seniors housing community in Florida with a total preferred return of 15%. During the first quarter of 2019, the mezzanine loan was paid off.

Investment in Notes Receivable

Advances under notes receivable	$8,967	(1)
Principal payments received under notes receivable	(3,503)
Reclassed to real estate under development (2)	(200)	(2)
Notes receivable reserve	(52)
Net increase in notes receivable	$5,212
(1)	We originated a $6,800 mezzanine loan commitment for the development of a 204-unit ILF/ALF/MC in Georgia. The mezzanine loan has a five-year term and a 12.0% return, a portion of which is paid in cash, and the remaining portion of which is deferred during the first 46 months. Additionally, we originated a $1,400 note agreement, funding $1,304 with a commitment to fund $96. The note bears interest at 7.0%. Further, we originated a $550 note agreement, funding $500 with a commitment to fund $50. The note bears interest at 7.5%.

(2)	Represents interim working capital loan related to a development project which matured upon completion of the development project and commencement of the lease.

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

The following table reflects our recent historical trends of concentration risk (gross investment, in thousands):

	12/31/19	9/30/19	6/30/19	3/31/19	12/31/18
Asset mix:
Real property	$1,484,571	$1,474,692	$1,452,669	$1,445,596	$1,421,456
Loans receivable	256,659	255,737	254,555	246,775	245,386
Real estate investment mix:
Skilled nursing centers	$853,029	$861,500	$844,136	$834,185	$830,485
Assisted living communities	858,852	844,635	843,682	840,926	820,686
Under development	17,989	12,934	8,167	6,193	4,606
Other (1)	11,360	11,360	11,239	11,067	11,065
Operator mix:
Prestige Healthcare (1)	$269,792	$268,869	$267,688	$259,907	$258,519
Senior Lifestyle Corporation	191,283	191,283	190,758	190,368	190,368
Senior Care Centers	138,109	138,109	138,109	138,109	138,109
Anthem Memory Care	136,484	136,483	136,397	136,397	136,397
Carespring Health Care Management	102,520	102,042	102,038	99,997	97,461
Remaining operators	903,042	893,643	872,234	867,593	845,988
Geographic mix:
Texas	$284,697	$292,238	$292,159	$292,091	$292,317
Michigan (1)	276,742	256,680	255,498	247,718	246,329
Wisconsin	149,290	149,184	149,064	146,750	143,657
Colorado	114,923	114,923	114,923	114,923	114,923
California	103,240	102,561	102,412	102,254	102,254
Remaining states	812,338	814,843	793,168	788,635	767,362
(1)	We have three parcels of land as of December 31, 2019. These parcels are located adjacent to properties securing the Prestige Healthcare mortgage loan and are managed by Prestige.

Credit Strength. We measure our credit strength both in terms of leverage ratios and coverage ratios. Our leverage ratios include debt to gross asset value and debt to market capitalization. The leverage ratios indicate how much of our consolidated balance sheet capitalization is related to long-term obligations. Our coverage ratios include interest coverage ratio and fixed charge coverage ratio. The coverage ratios indicate our ability to service interest and fixed charges (interest). The coverage ratios are based on earnings before interest, taxes, depreciation and amortization for real estate (“EBITDAre”) as defined by National Association of Real Estate Investment Trusts (“NAREIT”). EBITDAre is calculated as net income (computed in accordance with GAAP) excluding (i) interest expense, (ii) income tax expense, (iii) real estate depreciation and amortization, (iv) impairment write-downs of depreciable real estate, (v) gains or losses on the sale of depreciable real estate, and (vi) adjustments for unconsolidated partnerships and joint ventures. Adjusted EBITDAre is calculated as EBITDAre adjusted for non-recurring items. Leverage ratios and coverage ratios are widely used by investors, analysts and rating agencies in the valuation, comparison, rating and investment recommendations of companies. The following table reflects the recent historical trends for our credit strength measures:

Balance Sheet Metrics

	Year Ended		Quarter Ended
	12/31/19		12/31/19			9/30/19			6/30/19			3/31/19			12/31/18
Debt to gross asset value	37.2%		37.2%		(1)	36.8%			36.8%		(4)	37.1%		(5)	35.2%
Debt to market capitalization ratio	28.0%		28.0%		(2)	25.1%		(3)	27.1%			27.1%		(3)	28.1%
Interest coverage ratio (7)	4.9	x	4.9	x		4.9	x		4.8	x		4.9	x	(6)	5.2	x
Fixed charge coverage ratio (7)	4.9	x	4.9	x		4.9	x		4.8	x		4.9	x	(6)	5.2	x
(1)	Increased due to increase in outstanding debt partially offset by increase in gross asset value. The increase in asset value was primarily due to acquisitions, developments and capital improvement funding partially offset by property sales.

(2)	Increased due to decrease in market capitalization and increase in outstanding debt.

(3)	Decreased due to increase in market capitalization.

(4)	Decreased due to increase in gross asset value from additional mortgage loan, development and capital improvement funding.

(5)	Increased due to increase in outstanding debt and decrease in gross asset value. The decrease in gross asset value was primarily due to adoption of ASC 842 during the three months ended March 31, 2019. ASC 842 requires a lease-by-lease collectibility analysis of receivables and related balances. Based on our assessment, we determined that it was not probable that we would collect substantially all of the contractual lease obligations for certain leases through maturity. Accordingly, we wrote-off the balance of straight-line rent receivable and lease incentives related to these leases as a cumulative adjustment to equity, as required by the transition guidance.

(6)	Decreased due to decrease in other income compared to the fourth quarter of 2018. The increase in other income during the fourth quarter of 2018 was from the net write-off of a contingent lease incentive and related earn-out liability.

(7)	In calculating our interest coverage and fixed charge coverage ratios above, we use EBITDAre, which is a financial measure not derived in accordance with U.S. generally accepted accounting principles (“GAAP”) (non-GAAP financial measure). EBITDAre and Adjusted EBITDAre are not alternatives to net income, operating income or cash flows from operating activities as calculated and presented in accordance with GAAP. You should not rely on EBITDAre and Adjusted EBITDAre as a substitute for any such GAAP financial measures or consider it in isolation, for the purpose of analyzing our financial performance, financial position or cash flows. Net income is the most directly comparable GAAP measure to EBITDAre and Adjusted EBITDAre.

	Year to Date		Quarter Ended
	12/31/19		12/31/19		9/30/19		6/30/19		3/31/19		12/31/18
Net income	$80,872		$12,631		$27,280		$20,534		$20,427		$30,844
Less: (Gain)/ loss on sale	(2,106)		4,630		(6,236)		(500)		—		(7,984)
Add: Impairment loss from investment in unconsolidated joint ventures	5,500		5,500		—		—		—		—
Add: Interest expense	30,582		7,578		7,827		7,710		7,467		7,215
Add: Depreciation and amortization	39,216		9,817		9,932		9,860		9,607		9,396
EBITDAre	$154,064		$40,156		$38,803		$37,604		$37,501		$39,471
Less: Non-recurring one-time items	(1,535)		(2,111)		—		—		576		—
Adjusted EBITDAre	$152,529		$38,045		$38,803		$37,604		$38,077		$39,471

Interest expense	$30,582		$7,578		$7,827		$7,710		$7,467		$7,215
Add: Capitalized interest	608		167		108		73		260		398
Interest incurred	$31,190		$7,745		$7,935		$7,783		$7,727		$7,613

Interest coverage ratio	4.9	x	4.9	x	4.9	x	4.8	x	4.9	x	5.2	x

Interest incurred	$31,190		$7,745		$7,935		$7,783		$7,727		$7,613
Total fixed charges	$31,190		$7,745		$7,935		$7,783		$7,727		$7,613

Fixed charge coverage ratio	4.9	x	4.9	x	4.9	x	4.8	x	4.9	x	5.2	x

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

Operating Results

Year ended December 31, 2019 compared to year ended December 31, 2018 (in thousands):

	Years ended December 31,
	2019		2018		Difference
Revenues:
Rental income	$152,755		$135,405		$17,350	(1) (2)
Interest income from mortgage loans	29,991		28,200		1,791	(3)
Interest and other income	2,558		5,040		(2,482)	(4)
Total revenues	185,304		168,645		16,659

Expenses:
Interest expense	30,582		30,196		(386)
Depreciation and amortization	39,216		37,555		(1,661)	(5)
Provision for doubtful accounts	166		87		(79)
Transaction costs	365		84		(281)
Property tax expense	16,755		—		(16,755)	(2)
General and administrative expenses	18,453		19,193		740	(6)
Total expenses	105,537		87,115		(18,422)

Other operating income:
Gain on sale of real estate, net	2,106	(7)	70,682	(8)	(68,576)
Operating income	81,873		152,212		(70,339)
Gain from property insurance proceeds	2,111		—		2,111	(9)
Impairment loss from investments in unconsolidated joint ventures	(5,500)		—		(5,500)	(10)
Income from unconsolidated joint ventures	2,388		2,864		(476)
Net income	80,872		155,076		(74,204)
Income allocated to non-controlling interests	(346)		(95)		(251)
Net income attributable to LTC Properties, Inc.	80,526		154,981		(74,455)
Income allocated to participating securities	(391)		(625)		234
Net income available to common stockholders	$80,135		$154,356		$(74,221)
(1)	Increased due to (2) below and increased rent from acquisitions and developments partially offset by decreased rent from sold properties and properties transitioned to other operators.

(2)	Increased due to recording $15,998 real estate taxes that are reimbursed by our operators as rental income with a corresponding property tax expense. We adopted ASC 842 using a modified retrospective approach as of the adoption date of January 1, 2019. Accordingly, we are not required to report the expense and revenue stream for periods prior to January 1, 2019.

(3)	Increased primarily due to mortgage originations and capital improvement funding.

(4)	Decreased primarily due to the other income from net impact of the write-off of an earn-out liability and the related lease incentive asset during 2018 partially offset by increase in other income during 2019 due to mezzanine loan originations.

(5)	Increased due to acquisitions and completed developments partially offset by sold properties.

(6)	Decreased primarily due to lower accrual of incentive compensation in 2019.

(7)	Represents the net gain resulting from sale of three SNFs and an ALF during 2019. Additionally, represents an additional $500 net gain on sale due to receipt of funds held in escrow related to a portfolio of six ALFs sold in 2018. See (8) below.

(8)	Represents the net gain on sale related to six ALFs and four SNFs during 2018.

(9)	Relates to remaining insurance proceeds for remediation of a property in our portfolio, which was sold in 2019. See Item 8. FINANCIAL STATEMENTS—Note 2. Summary of Significant Accounting Policies. for more information.

(10)	Based on the information available to us regarding alternatives and courses of action as of December 31, 2019, we performed a recoverability test on the carrying amount of our preferred equity investment and determined that a portion of our preferred equity investment is not recoverable. Therefore, we recorded an impairment loss from investment in unconsolidated joint ventures of $5,500 and wrote our preferred equity investment down to its estimated fair value. See Item 8. FINANCIAL STATEMENTS—Note 6. Investment in Unconsolidated Joint Ventures for further information.

Year ended December 31, 2018 compared to year ended December 31, 2017 (in thousands)

	Years ended December 31,
	2018		2017		Difference
Revenues:
Rental income	$135,405		$137,657		$(2,252)	(1)
Interest income from mortgage loans	28,200		26,769		1,431	(2)
Interest and other income	5,040		3,639		1,401	(3)
Total revenues	168,645		168,065		580

Expenses:
Interest expense	30,196		29,949		(247)	(4)
Depreciation and amortization	37,555		37,610		55
Impairment on real estate for sale	—		1,880		1,880	(5)
Provision for doubtful accounts	87		(206)		(293)
Transaction costs	84		56		(28)
General and administrative expenses	19,193		17,513		(1,680)	(6)
Total expenses	87,115		86,802		(313)

Other operating income:
Gain on sale of real estate, net	70,682	(7)	3,814	(8)	66,868	(7)
Operating income	152,212		85,077		67,135
Income from unconsolidated joint ventures	2,864		2,263		601	(8)
Net income	155,076		87,340		67,736
Income allocated to non-controlling interests	(95)		—		(95)
Net income attributable to LTC Properties, Inc.	154,981		87,340		67,641
Income allocated to participating securities	(625)		(362)		(263)
Net income available to common stockholders	$154,356		$86,978		$67,378
(1)Decreased due the reduction of rent related to the properties sold during 2018 and Senior Care Centers non-payment of December rent as a result of the bankruptcy filing, partially offset by acquisitions and capital improvements.

(2)	Increased primarily due to mortgage originations and capital improvement funding partially offset by payoffs.

(3)Increased primarily due to the net impact of the write-off of an earn-out liability and the related lease incentive asset during 2018 partially offset by decrease in interest income due to mezzanine loan payoffs and write-off of an earn-out liability and related lease incentive asset during 2017.

(4)Increased primarily due to a higher average outstanding balance on our line of credit and an increase in LIBOR rates, partially offset by scheduled principal payments under our senior unsecured notes and an increase in capitalized interest related to development projects.

(5)Represents the write-off of straight-line rent and other receivables in 2017 related to two properties due to negotiations to transition these properties to another operator in our portfolio.

(6)Increased primarily due to lower incentive compensation in the prior year related to a previously disclosed defaulted master lease.

(7)Represents the net gain on sale of six ALF and four SNF properties during 2018, partially offset by a net gain on sale of five ALF and a donation of a SNF during 2017.

(8)Increased primarily due to income generated from additional funding under a preferred capital contribution commitment and income from a mezzanine loan accounted for as an unconsolidated joint venture in accordance with GAAP which was previously deferred.

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

The following table reconciles net income available to common stockholders to FFO attributable to common stockholders (unaudited, amounts in thousands, except per share amounts):

	For the year ended December 31,
	2019		2018		2017
GAAP net income available to common stockholders	$80,135		$154,356		$86,978
Add: Depreciation and amortization	39,216		37,555		37,610
Add: Impairment charges	5,500		—		1,880
Less: Gain on sale of real estate, net	(2,106)		(70,682)		(3,814)
NAREIT FFO attributable to common stockholders	$122,745		$121,229		$122,654
NAREIT FFO attributable to common stockholders per share:
Basic	$3.10		$3.07		$3.11
Diluted	$3.08	(1)	$3.06	(1)	$3.10	(1)
Weighted average shares used to calculate NAREIT FFO per share:
Basic	39,571		39,477		39,409
Diluted	39,921	(2)	39,839	(2)	39,637	(2)
(1)	Includes the effect of participating securities.

(2)	Diluted weighted average shares used to calculate FFO per share includes the effect of stock option equivalents, participating securities and performance-based stock units.

Critical Accounting Policies

See Item 8. FINANCIAL STATEMENTS—Note 2. Summary of Significant Accounting Policies.

Liquidity and Capital Resources

Sources and Uses of Cash

As of December 31, 2019, we had a total of $4.2 million of cash and cash equivalents, $506.1 million available under our unsecured revolving line of credit and $21.5 million available under our senior unsecured note shelf agreement which expired in February 16, 2020. Subsequent to December 31, 2019, we borrowed $18.0 million under our unsecured revolving line of credit. Accordingly, we have $111.9 million outstanding under our unsecured revolving line of credit and $488.1 million available for borrowing. See Item 8. FINANCIAL STATEMENTS— Debt Obligations for further discussion.

Additionally, we have the ability to access the capital markets through the issuance of $200.0 million common stock by means of our equity distribution agreements under our automatic shelf registration statement. See Equity below for further discussion.

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

We believe that our current cash balance, cash flow from operations available for distribution or reinvestment, our borrowing capacity and our potential ability to access the capital markets are sufficient to provide for payment of our current operating costs, meet debt obligations and pay common dividends at least sufficient to maintain our REIT status and repay borrowings at, or prior to, their maturity. The timing, source and amount of cash flows used by financing and investing activities are sensitive to the capital markets’ environment, especially to changes in interest rates. We continuously evaluate the availability of cost-effective capital and believe we have sufficient liquidity for additional capital investments in 2020.

We expect our future income and ability to make distributions from cash flows provided by operating activities to depend on the collectibility of our rents and mortgage loans receivable. The collection of these loans and rents will be dependent, in large part, upon the successful operation by the operators of the seniors housing and health care properties we own or that are pledged to us. The operating results of the facilities may be impacted by various factors over which the operators/owners may have no control. Those factors include, without limitation, the status of the economy, changes in supply of or demand for competing seniors housing and health care facilities, ability to control rising operating costs, and the potential for significant reforms in the health care industry. In addition, our future growth in net income and cash flow may be adversely impacted by various proposals for changes in the governmental regulations and financing of the health care industry. We cannot presently predict what impact these proposals may have, if any. We believe that an adequate provision has been made for the possibility of loans proving uncollectible but we will continually evaluate the financial status of the operations of the seniors housing and health care properties. In addition, we will monitor our borrowers and the underlying collateral for mortgage loans and will make future revisions to the provision, if considered necessary.

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

	Year Ended December 31,		Change
Cash provided by (used in):	2019	2018	$
Operating activities	$122,469	$115,535	$6,934
Investing activities	(78,988)	(3,609)	(75,379)
Financing activities	(44,001)	(112,375)	68,374
Decrease in cash, cash equivalents and restricted cash	(520)	(449)	(71)
Cash, cash equivalents and restricted cash, beginning of period	4,764	5,213	(449)
Cash, cash equivalents and restricted cash, end of period	$4,244	$4,764	$(520)

Debt Obligations

Bank Borrowings. We have an Unsecured Credit Agreement that provides for a revolving line of credit up to $600.0 million in aggregate commitment of the lenders and the opportunity to increase the commitment size of the credit agreement up to a total of $1.0 billion. The Unsecured Credit Agreement matures on June 27, 2022 and provides for a one-year extension option at our discretion, subject to customary conditions. Based on our leverage at December 31, 2019, the facility provides for interest annually at LIBOR plus 115 basis points and a facility fee of 20 basis points. At December 31, 2019, we were in compliance with all covenants.

Senior Unsecured Notes. We have a $337.5 million shelf agreement with affiliates and managed accounts of PGIM, Inc. (“Prudential”), with 21.5 million available for borrowings at December 31, 2019, which expired for new issuance on February 16, 2020.

The debt obligations by component as of December 31, 2019 are as follows (dollar amounts in thousands):

	Applicable		Available
	Interest	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing
Bank borrowings (2)	3.14%	$93,900	$506,100
Senior unsecured notes, net of debt issue costs	4.39%	599,488	21,500
Total	4.22%	$693,388	$527,600
(1)	Represents weighted average of interest rate as of December 31, 2019.

(2)	Subsequent to December 31, 2019, we borrowed $18,000 under our unsecured revolving line of credit, accordingly we have $111,900 outstanding and $488,100 available for borrowing.

Our debt borrowings and repayments during the year ended December 31, 2019, are as follows (in thousands):

Debt Obligations	Borrowings	Repayments
Bank borrowings	$107,900	$(126,000)
Senior unsecured notes	100,000	(33,667)
Total	$207,900	$(159,667)

Equity

At December 31, 2019, we had 39,751,704 shares of common stock outstanding, equity on our balance sheet totaled $785.4 million and our equity securities had a market value of $1.8 billion. During the year ended December 31, 2019, we declared and paid $90.9 million of cash dividends.

Common Stock. We have an equity distribution agreement with sales agents to issue and sell, from time to time, up to $200.0 million in aggregate offering price of our common shares. The equity distribution agreement provides for sales of common shares to be made by means of ordinary brokers’ transactions, which may include block trades, or transactions that are deemed to be “at the market” offerings. At December 31, 2019, we had $200.0 million available under our equity distribution agreement.

During 2019, we acquired 45,030 shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations. Subsequent to December 31, 2019, we acquired 34,016 shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations. Subsequent to December 31, 2019, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of January, February and March 2020, payable on January 31, February 28 and March 31, 2020, respectively, to stockholders of record on January 23, February 20 and March 23, 2020, respectively.

Non-controlling Interests. We may, enter into partnerships to develop and/or own real estate. Given that our limited members do not have substantive kick-out rights, liquidation rights, or participation rights, we have concluded that the partnerships are VIEs. Since we exercise power over and receive benefits from the VIEs, we are considered the primary beneficiary. Accordingly, we consolidate the VIEs and record the non-controlling interests at cost. During 2019, we invested in the following consolidated VIEs (in thousands):

			Gross
	Property		Consolidated	Non-Controlling
Purpose	Type	State	Assets	Interests
Owned real estate	ALF/MC	VA	$16,895	$919

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

Restricted Stock and Performance-based Stock Units. During 2019, we granted 147,608 shares of restricted common stock and performance-based stock units under the 2015 Plan as follows:

No. of	Price per
Shares	Share	Vesting Period
78,276	$46.54	ratably over 3 years
60,836	$46.54	TSR targets (1)
8,496	$44.73	May 29, 2020
147,608
(1)	Vesting is based on achieving certain total shareholder return (“TSR”) targets in 4 years with acceleration opportunity in 3 years.

Subsequent to December 31, 2019, we granted 76,464 shares of restricted common stock at $48.95 per share, which vest ratably from the grant date over a three-year period.

At December 31, 2019, the total number of restricted common stock and performance-based stock units that are scheduled to vest and remaining compensation expense to be recognized related to the future service period of unvested outstanding restricted common stock and performance-based stock units are as follows (dollar amounts in thousands):

	Number		Remaining
	of		Compensation
Vesting Date	Awards		Expense
2020	139,534	(1)	$4,619
2021	119,168	(2)	2,503
2022	86,931	(3)	189
Total	345,633		$7,311
(1)	Includes 55,057 performance-based stock units. The performance-based stock units are valued utilizing a lattice-binomial option pricing model based on Monte Carlo simulations. The company recognizes the fair value of the awards over the applicable vesting period as compensation expense.

(2)	Includes 66,171 performance-based stock units. See (1) above for valuation methodology.

(3)	Includes 60,836 performance-based stock units. See (1) above for valuation methodology.

Stock Options. We did not issue any stock options during the year ended December 31, 2019. During 2019, a total of 5,000 stock options were exercised at a total option value of $123,000 and a total market value on the date of exercise of $233,000. At December 31, 2019, we have 15,000 stock options outstanding and exercisable.

Contractual Obligations

We monitor our contractual obligations and commitments detailed above to ensure funds are available to meet obligations when due. The following table represents our long-term contractual obligations (scheduled principal payments and amounts due at maturity) as of December 31, 2019, excluding the effects of interest and debt issue costs (in thousands):

	Total		2020	2021	2022	2023	2024	Thereafter
Bank borrowings	$93,900	(1)	$—	$—	$93,900	$—	$—	$—
Senior unsecured notes	600,300		40,160	47,160	48,160	49,160	49,160	366,500
	$694,200		$40,160	$47,160	$142,060	$49,160	$49,160	$366,500
(1)	Subsequent to December 31, 2019, we borrowed $18,000 under our unsecured revolving line of credit. Accordingly, we have $111,900 outstanding and $488,100 available for borrowing under our unsecured revolving line of credit.

The following table represents our projected interest expense, excluding capitalized interest, amortization of debt issue costs, bank fees and earn-out accretion, as of December 31, 2019 (in thousands):

	Total	2020	2021	2022	2023	2024	Thereafter
Bank borrowings	$7,469	$2,998	$2,989	$1,482	$—	$—	$—
Senior unsecured notes	161,051	25,658	23,565	21,281	19,003	16,747	54,797
	$168,520	$28,656	$26,554	$22,763	$19,003	$16,747	$54,797

Off-Balance Sheet Arrangements:

We had no off-balance sheet arrangements as of December 31, 2019.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

You are cautioned that statements contained in this section are forward looking and should be read in conjunction with the disclosure under the heading “Cautionary Statement” and the “Risk Factors” set forth above.

We are exposed to market risks associated with changes in interest rates as they relate to our mortgage loans receivable and debt. Interest rate risk is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control.

We do not utilize interest rate swaps, forward or option contracts, or foreign currencies or commodities, or other types of derivative financial instruments nor do we engage in “off-balance sheet” transactions. The purpose of the following disclosure is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of December 31, 2019.

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

At December 31, 2019, the fair value of our mortgage loans receivable using a 9.0% discount rate was approximately $312.8 million. A 1% increase in such rate would decrease the estimated fair value of our mortgage loans by approximately $27.0 million while a 1% decrease in such rate would increase their estimated fair value by approximately $31.5 million. At December 31, 2019, the fair value of our senior unsecured notes using a 3.70% discount rate for those maturing before year 2026 and 3.90% discount rate for those maturing at or beyond year 2026 was approximately $612.4 million. A 1% increase in such rate would decrease the estimated fair value of our senior unsecured notes by approximately $31.7 million while a 1% decrease in such rate would increase their estimated fair value by approximately $34.2 million. These discount rates were measured based upon management’s estimates of rates currently prevailing for comparable loans available to us and instruments of comparable maturities.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of LTC Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LTC Properties, Inc. (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2020, expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases effective January 1, 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842) and the related amendments.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Real Property Investments
Description of the Matter

At December 31, 2019, the carrying value of the Company’s portfolio of real estate investments was $1.4 billion, which includes real property investments and mortgage loans receivable secured by first mortgages (collectively, “Assets”). As discussed in Note 2 of the consolidated financial statements, the Assets are periodically evaluated for events or changes in circumstances that indicate the Assets may be impaired or the carrying amount of the Assets may not be recoverable. When impairment indicators are identified for real property investments, management calculates the undiscounted cash flows for the properties. When the carrying amount of the properties are not recoverable based on the undiscounted cash flows, management calculates an impairment charge as the excess of the carrying amount of the properties over the estimated fair value as of the measurement date. When indicators are identified for mortgage loans, management calculates an impairment charge as the difference between the carrying amount of the mortgage loan receivable and the discounted cash flows expected to be received, or if foreclosure is probable, the fair value of the collateral securing the mortgage.

Auditing the Company’s evaluation of whether its Assets are impaired was complex and involved a high degree of subjectivity in the identification of indicators of impairment and management’s assumptions in estimating future cash flows as estimates underlying the determination of fair value were based on assumptions about future market and economic conditions. Where indicators of impairment exist, the estimation required in the undiscounted future cash flow assumption includes management’s probability-weighting of various scenarios including whether the Company modifies the lease with the existing operator or identifying a replacement operator and the assumed market lease rate underlying projected future rental cash flows.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls related to the monitoring for indicators of impairment and, as indicators are present, management’s determination of future cash flows and probability assessment. For example, we tested controls over the Company’s data and assumptions used in the Company’s estimation of undiscounted cash flow and the determination of fair value.

Among other audit procedures over management’s monitoring for indicators of impairment, we assessed the completeness of the identification of delinquent lessees by inspecting summaries of management’s review meetings and site inspection reports and observing the site inspection process. For properties with identified indicators of impairment, we performed audit procedures over the Company’s projection of the undiscounted future cash flows. For example, we re-calculated the estimates using management’s model and compared the lease rate assumptions to industry data and recently executed lease agreements for similar property types. For significant assumptions, we performed sensitivity analyses to evaluate the changes in the undiscounted cash flows of the properties that would result from changes in the assumptions. We analyzed the historical accuracy of management’s estimate of cash flows by vouching subsequent cash receipt activity and estimated lease rates by inspecting executed agreements or amendments.

Collectibility of Lease Payments
Description of the Matter

During 2019, the Company recognized rental income of $152.8 million and recorded a straight-line rent receivable of $45.7 million at December 31, 2019. As described in Note 2 to the consolidated financial statements, the Company adopted ASC 842 which requires the Company to assess the probability of collecting substantially all of the lease payments plus any amount necessary to satisfy a residual value guarantee (provided by the lessee or any other unrelated third party). Upon adoption, the Company recorded a $42.8M transition adjustment to write-off straight line rent and other lease receivables. Subsequently, if collectibility of substantially all of the remaining lease payments is not probable, all or a portion of the straight-line rent receivable and other lease receivables may be written off, and the rental income recorded during the period would be limited to the lesser of the income that would have been recognized if collection were probable, or the lease payments, including variable lease payments, that have been collected from the lessee.

Auditing the Company's collectibility assessment is complex due to the judgment involved in the Company’s determination of the collectibility of remaining lease payments from its operators. The determination involves consideration of experience with the lessee, including the lessee’s payment history, if any, an assessment of the financial strength of the lessee, remaining lease payments, and the timing of expected payments.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls over rental income, including controls over management’s assessment of the collectibility of future lease payments. For example, we tested controls over management’s consideration of the factors mentioned above used in assessing collectibility and controls over the completeness and accuracy of the data used in management’s analyses.

To test the rental income recognized, we performed audit procedures that included, among others, evaluating the data and assumptions used in determining whether collection of substantially all of the lease payments was probable based on the factors mentioned above. In addition, we tested the completeness and accuracy of the data that was used in management’s collectibility analyses.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1992.

Los Angeles, California
February 20, 2020

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2019	2018
ASSETS
Investments:
Land	$126,703	$125,358
Buildings and improvements	1,295,899	1,290,352
Accumulated depreciation and amortization	(312,642)	(312,959)
Operating real estate property, net	1,109,960	1,102,751
Properties held-for-sale, net of accumulated depreciation: 2019—$35,113; 2018—$1,916	26,856	3,830
Real property investments, net	1,136,816	1,106,581

Mortgage loans receivable, net of loan loss reserve: 2019—$2,560; 2018—$2,447	254,099	242,939
Real estate investments, net	1,390,915	1,349,520
Notes receivable, net of loan loss reserve: 2019—$181; 2018—$128	17,927	12,715
Investments in unconsolidated joint ventures	19,003	30,615
Investments, net	1,427,845	1,392,850

Other assets:
Cash and cash equivalents	4,244	2,656
Restricted cash	—	2,108
Debt issue costs related to bank borrowings	2,164	2,989
Interest receivable	26,586	20,732
Straight-line rent receivable, net of allowance for doubtful accounts: 2019—$0; 2018—$746	45,703	73,857
Lease incentives	2,552	14,443
Prepaid expenses and other assets	5,115	3,985
Total assets	$1,514,209	$1,513,620
LIABILITIES
Bank borrowings	$93,900	$112,000
Senior unsecured notes, net of debt issue costs: 2019—$812; 2018—$938	599,488	533,029
Accrued interest	4,983	4,180
Accrued expenses and other liabilities	30,412	31,440
Total liabilities	728,783	680,649
EQUITY
Stockholders’ equity:
Common stock: $0.01 par value; 60,000 shares authorized; shares issued and outstanding: 2019—39,752; 2018—39,657	398	397
Capital in excess of par value	867,346	862,712
Cumulative net income	1,293,482	1,255,764
Cumulative distributions	(1,384,283)	(1,293,383)
Total LTC Properties, Inc. stockholders’ equity	776,943	825,490
Non-controlling interests	8,483	7,481
Total equity	785,426	832,971
Total liabilities and equity	$1,514,209	$1,513,620

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Rental income	$152,755	$135,405	$137,657
Interest income from mortgage loans	29,991	28,200	26,769
Interest and other income	2,558	5,040	3,639
Total revenues	185,304	168,645	168,065
Expenses:
Interest expense	30,582	30,196	29,949
Depreciation and amortization	39,216	37,555	37,610
Impairment charges	—	—	1,880
Provision for doubtful accounts	166	87	(206)
Transaction costs	365	84	56
Property tax expense	16,755	—	—
General and administrative expenses	18,453	19,193	17,513
Total expenses	105,537	87,115	86,802
Other operating income:
Gain on sale of real estate, net	2,106	70,682	3,814
Operating income	81,873	152,212	85,077
Gain from property insurance proceeds	2,111	—	—
Impairment loss from investments in unconsolidated joint ventures	(5,500)	—	—
Income from unconsolidated joint ventures	2,388	2,864	2,263
Net income	80,872	155,076	87,340
Income allocated to non-controlling interests	(346)	(95)	—
Net income attributable to LTC Properties, Inc.	80,526	154,981	87,340
Income allocated to participating securities	(391)	(625)	(362)
Net income available to common stockholders	$80,135	$154,356	$86,978

Earnings per common share:
Basic	$2.03	$3.91	$2.21
Diluted	$2.02	$3.89	$2.20

Weighted average shares used to calculate earnings per common share:
Basic	39,571	39,477	39,409
Diluted	39,759	39,839	39,637

Comprehensive Income:
Net income	$80,872	$155,076	$87,340
Comprehensive income	$80,872	$155,076	$87,340

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per share amounts)

			Capital in	Cumulative		Total	Non-
	Common Stock		Excess of	Net	Cumulative	Stockholders’	controlling	Total
	shares	Amount	Par Value	Income	Distributions	Equity	Interests	Equity
Balance—December 31, 2016	39,221	$392	$839,005	$1,013,443	$(1,112,792)	$740,048	$—	$740,048
Issuance of common stock	313	3	14,526	—	—	14,529	—	14,529
Issuance of restricted stock	85	1	(21)	—	—	(20)	—	(20)
Net income	—	—	—	87,340	—	87,340	—	87,340
Stock-based compensation expense	—	—	5,247	—	—	5,247	—	5,247
Vesting of stock options	—	—	2	—	—	2	—	2
Stock option exercises	8	—	202	—	—	202	—	202
Non-controlling interest contributions	—	—	—	—	—	—	3,488	3,488
Common stock cash distributions ($2.28 per share)	—	—	—	—	(90,219)	(90,219)	—	(90,219)
Other	(57)	—	(1,969)	—	—	(1,969)	—	(1,969)
Balance—December 31, 2017	39,570	396	856,992	1,100,783	(1,203,011)	755,160	3,488	758,648
Issuance of common stock	22	—	929	—	—	929	—	929
Issuance of restricted stock	91	1	(9)	—	—	(8)	—	(8)
Net income	—	—	—	154,981	—	154,981	95	155,076
Stock-based compensation expense	—	—	5,870	—	—	5,870	—	5,870
Stock option exercises	5	—	123	—	—	123	—	123
Non-controlling interest contributions	—	—	—	—	—	—	3,963	3,963
Non-controlling interest distributions	—	—	—	—	—	—	(65)	(65)
Common stock cash distributions ($2.28 per share)	—	—	—	—	(90,372)	(90,372)	—	(90,372)
Other	(31)	—	(1,193)	—	—	(1,193)	—	(1,193)
Balance—December 31, 2018	39,657	397	862,712	1,255,764	(1,293,383)	825,490	7,481	832,971
Cumulative effect of the adoption of the ASC 842	—	—	—	(42,808)	—	(42,808)	—	(42,808)
Balance-as adjusted at January 1, 2019	39,657	397	862,712	1,212,956	(1,293,383)	782,682	7,481	790,163
Issuance of restricted stock	86		(7)	—	—	(7)	—	(7)
Net income	—	—	—	80,526	—	80,526	346	80,872
Stock-based compensation expense	—	—	6,566	—	—	6,566	—	6,566
Vesting of performance-based stock units	48	—	—	—	(301)	(301)	—	(301)
Stock option exercises	5	1	122	—	—	123	—	123
Non-controlling interest contributions	—	—	—	—	—	—	965	965
Non-controlling interest distributions	—	—	—	—	—	—	(309)	(309)
Common stock cash distributions ($2.28 per share)	—	—	—	—	(90,599)	(90,599)	—	(90,599)
Other	(44)	—	(2,047)	—	—	(2,047)	—	(2,047)
Balance—December 31, 2019	39,752	$398	$867,346	$1,293,482	$(1,384,283)	$776,943	$8,483	$785,426

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2019	2018	2017
OPERATING ACTIVITIES:
Net income	$80,872	$155,076	$87,340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,216	37,555	37,610
Stock-based compensation expense	6,566	5,870	5,249
Impairment charges	5,500	—	1,880
Gain on sale of real estate, net	(2,106)	(70,682)	(3,814)
Income from unconsolidated joint ventures	(2,388)	(2,864)	(2,263)
Income distributions from unconsolidated joint ventures	2,991	2,371	1,738
Insurance proceeds for damaged property	—	2,619	—
Payment for remediation of damaged property	—	(508)	—
Straight-line rental income	(4,487)	(9,550)	(10,694)
Adjustment for collectibility of rental income	1,926	—
Lease incentives funded	(387)	(1,272)	(6,544)
Amortization of lease incentives	385	2,092	2,209
Provision for (recovery of) doubtful accounts	166	87	(206)
Non-cash interest related to contingent liabilities	—	377	602
Non-cash income related to earn-out and related lease incentive write-off	—	(3,074)	(842)
Other non-cash items, net	1,016	1,180	1,282
Increase in interest receivable	(5,854)	(5,682)	(5,367)
Increase (decrease) in accrued interest payable	803	(1,096)	601
Net change in other assets and liabilities	(1,750)	3,036	(3,476)
Net cash provided by operating activities	122,469	115,535	105,305
INVESTING ACTIVITIES:
Investment in real estate properties	(58,414)	(40,408)	(82,405)
Investment in real estate developments	(20,524)	(35,279)	(22,901)
Investment in real estate capital improvements	(2,839)	(3,249)	(2,899)
Capitalized interest	(608)	(1,248)	(908)
Proceeds from sale of real estate, net	14,009	92,749	15,413
Investment in real estate mortgage loans receivable	(12,342)	(21,364)	(11,913)
Principal payments received on mortgage loans receivable	1,065	2,136	17,863
Investments in unconsolidated joint ventures	(472)	(670)	(3,848)
Proceeds from dissolution of unconsolidated joint ventures	6,601	—	—
Payment of working capital reserve	—	—	(439)
Advances and originations under notes receivable	(8,967)	(124)	—
Principal payments received on notes receivable	3,503	3,848	25
Net cash used in investing activities	(78,988)	(3,609)	(92,012)
FINANCING ACTIVITIES:
Bank borrowings	107,900	116,200	113,000
Repayment of bank borrowings	(126,000)	(100,700)	(123,600)
Proceeds from issuance of senior unsecured notes	100,000	—	100,000
Principal payments on senior unsecured notes	(33,667)	(38,166)	(31,167)
Proceeds from common stock issued	—	1,005	14,578
Stock option exercises	123	123	202
Distributions paid to stockholders	(90,899)	(90,372)	(90,219)
Contribution from non-controlling interests	965	3,963	3,488
Distributions paid to non-controlling interests	(309)	(65)	—
Financing costs paid	(61)	(3,162)	(363)
Other	(2,053)	(1,201)	(1,990)
Net cash used in financing activities	(44,001)	(112,375)	(16,071)
Decrease in cash, cash equivalents and restricted cash	(520)	(449)	(2,778)
Cash, cash equivalents and restricted cash, beginning of period	4,764	5,213	7,991
Cash, cash equivalents and restricted cash, end of period	$4,244	$4,764	$5,213

Supplemental disclosure of cash flow information:
Interest paid	$28,767	$30,116	$28,070

See accompanying notes.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. The Company

LTC Properties, Inc. (“LTC”), a Maryland corporation, commenced operations on August 25, 1992. LTC is a real estate investment trust (“REIT”) that invests primarily in seniors housing and health care properties primarily through sale-leaseback transactions, mortgage financing joint ventures and structured finance solutions including preferred equity and mezzanine lending. We conduct and manage our business as one operating segment, rather than multiple operating segments, for internal reporting and internal decision-making purposes. Our primary objectives are to create, sustain and enhance stockholder equity value and provide current income for distribution to stockholders through real estate investments in seniors housing and health care properties managed by experienced operators. Our primary seniors housing and health care property classifications include skilled nursing centers (“SNF”), assisted living communities (“ALF”), independent living communities (“ILF”), memory care communities (“MC”) and combinations thereof. ILF, ALF, MC and combinations thereof are included in the ALF classification.

2. Summary of Significant Accounting Policies

Basis of Presentation. The accompanying consolidated financial statements include the accounts of LTC, our wholly-owned subsidiaries, and our consolidated companies. All intercompany investments, accounts and transactions have been eliminated.

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

The Financial Accounting Standards Board (“FASB”) created a framework for evaluating whether a general partner or a group of general partners controls a limited partnership or a managing member or a group of managing members can exercise power over a limited liability company, and therefore should consolidate the entity. The guidance states that the presumption of general partner or managing member control would be overcome only when the limited partners or non-managing members have certain specific rights as described in the guidance. The limited members have virtually no rights and are precluded from taking part in the operation, management or control of the company. The limited members are also precluded from transferring their interests without the expressed permission of the general member. However, general partners could transfer their interest without consultation or permission of the limited members. We consolidated the companies in accordance with the guidance.

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

Restricted Cash. In November 2016, the FASB issued ASU No 2016-18 (“ASU 2016-18”), Restricted Cash. ASU 2016-18 requires an entity to reconcile and explain the period over period change in total cash, cash equivalent and restricted cash within its consolidated statement of cash flows. ASU 2016-18 is effective for annual periods ending after December 15, 2017. We adopted this ASU in 2018. The adoption of this ASU did not have a material impact on our financial statements or disclosures.

During the third quarter of 2017, a 170-bed skilled nursing center in our portfolio (the “Property”), located in Texas, was evacuated due to damages caused by Hurricane Harvey. The Property was under a triple net master lease agreement. We periodically evaluate properties for impairment when events or changes in circumstances indicate that the asset may be impaired or the carrying amount of the asset may not be recoverable through future undiscounted cash flows. Based upon a quarterly assessment of the Property using the recoverability test, we concluded the Property was not impaired.

The provisions of our triple net lease agreements impose certain obligations on our operators including:

●	Acquire property insurance, subject to certain criteria;
●	Continue paying rent in the event of any property damage or destruction; and
●	Return the leased property back to us at the end of the lease term, in the same condition originally received.

During the second quarter of 2018, our operator provided us with insurance proceeds of $2,619,000 for remediation of the Property as noted in the provisions of our master lease agreement. Accordingly, we classified the insurance proceeds as Restricted cash on our consolidated balance sheets at December 31, 2018. During the fourth quarter of 2019, we sold the Property and recognized a loss on sale of $782,000. Therefore, we released our operator from its contractual obligation to return the Property back to its original condition. Additionally, we took possession of the remaining insurance proceeds of $2,111,000 and reclassified this amount to Gain from Property insurance proceeds on the Consolidated Statements of Income and Comprehensive Income at December 31, 2019.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Owned Properties. We make estimates as part of our allocation of the purchase price of acquisitions to the various components of the acquisition based upon the fair value of each component. In determining fair value, we use current appraisals or other third-party opinions of value. The most significant components of our allocations are typically the allocation of fair value to land and buildings and, for certain of our acquisitions, in-place leases and other intangible assets. In the case of the fair value of buildings and the allocation of value to land and other intangibles, the estimates of the values of these components will affect the amount of depreciation and amortization we record over the estimated useful life of the property acquired or the remaining lease term. In the case of the value of in-place leases, we make best estimates based on the evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions and costs to execute similar leases. These assumptions affect the amount of future revenue that we will recognize over the remaining lease term for the acquired in-place leases. We evaluate each purchase transaction to determine whether the acquired assets meet the definition of an asset acquisition or a business combination. Transaction costs related to acquisitions that are not deemed to be businesses are included in the cost basis of the acquired assets, while transaction costs related to acquisitions that are deemed to be businesses are expensed as incurred.

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

Depreciation is computed principally by the straight-line method for financial reporting purposes over the estimated useful lives of the assets, which range from 3 to 5 years for computers, 5 to 15 years for furniture and equipment, 35 to 50 years for buildings, 10 to 20 years for site improvements, 10 to 50 years for building improvements and the respective lease term for acquired lease intangibles.

Consolidation. At inception, and on an ongoing basis, as circumstances indicate the need for reconsideration, we evaluate each legal entity that is not wholly-owned by us for consolidation, first under the variable interest entity

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(“VIE”), then under the voting model. Our evaluation considers all of our variable interests, including common or preferred equity ownership, loans, and other participating instruments. The variable interest model applies to entities that meet both of the following criteria:

●	A legal structure has been established to conduct business activities and to hold assets.
●	LTC has a variable interest in the entity - i.e. it has equity ownership or other financial interests that change with changes in the fair value of the entity's net assets.

If an entity does meet the above criteria and doesn’t qualify for a scope exception from the VIE model, we will determine whether the entity is a VIE.

A legal entity is determined to be a VIE if it has any of the following three characteristics:

1.	The entity does not have sufficient equity to finance its activities without additional subordinated financial support;
2.	The equity holders, as a group lack the characteristics of a controlling financial interest, as evidenced by all of the following characteristics:
●	The power, through voting rights or similar rights, to direct the activities of the entity that most significantly impact the entity's economic performance;
●	The obligation to absorb the entity's expected losses;
●	The right to receive the entity's expected residual returns; or
3.	The entity is established with non-substantive voting rights (i.e. the entity is structured such that majority economic interest holder(s) have disproportionately few voting rights).

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

Mezzanine Loans. In 2015 we strategically decided to allocate a portion of our capital deployment toward mezzanine loans to grow relationships with operating companies that have not typically utilized sale leaseback financing

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

as a component of their capital structure. Mezzanine financing sits between senior debt and common equity in the capital structure, and typically is used to finance development projects or value-add opportunities on existing operational properties. We seek market-based, risk-adjusted rates of return typically between 12-14% with the loan term typically between four to five years. Security for mezzanine loans can include all or a portion of the following credit enhancements; secured second mortgage, pledge of equity interests and personal/corporate guarantees. Mezzanine loans are recorded for GAAP purposes as either a loan, under notes receivable, or joint venture, under investment in unconsolidated JVs, depending upon specifics of the loan terms and related credit enhancements.

Investment in unconsolidated joint ventures. From time to time, we provide funding to third-party operators for the acquisition, development and construction (“ADC”) of a property. Under an ADC arrangement, we may participate in the residual profits of the project through the sale or refinancing of the property. These ADC arrangements can have characteristics similar to a loan or similar to a joint venture (“JV”) or partnership such as participating in the risks and rewards of the project as an owner or an investment partner. If the ADC arrangement characteristics are more similar to a jointly-owned investment or partnership, we account for the ADC arrangement as an investment in an unconsolidated JV under the equity method of accounting or a direct investment (consolidated basis of accounting) instead of applying loan accounting.

We evaluate our ADC arrangements first pursuant to ASC 805, Consolidation, to determine whether the ADC arrangement meets the definition of a VIE, as explained above, and whether we are the primary beneficiary. If the ADC arrangement is deemed to be a VIE but we are not the primary beneficiary, or if it is deemed to be a voting interest entity but we do not have a controlling financial interest, we account for our investment in the ADC arrangement using the equity method. Under the equity method, we initially record our investment at cost and subsequently recognize our share of net earnings or losses and other comprehensive income or loss, cash contributions made and distributions received, and other adjustments, as appropriate. Allocations of net income or loss may be subject to preferred returns or allocation formulas defined in operating agreements and may not be according to percentage ownership interests. In certain circumstances where we have a substantive profit-sharing arrangement which provides a priority return on our investment, a portion of our equity in earnings may consist of a change in our claim on the net assets of the underlying JV. Distributions of operating profit from the JVs are reported as part of operating cash flows, while distributions related to a capital transaction, such as a refinancing transaction or sale, are reported as investing activities.

We periodically perform evaluation of our investment in unconsolidated JVs to determine whether the fair value of each investment is less than the carrying value, and, if such decrease in value is deemed to be other-than-temporary, we write the investment down to its estimated fair value as of the measurement date.

We have a preferred equity investment in a JV that own four properties in Arizona. Based on the information available to us regarding alternatives and courses of action as of December 31, 2019, we performed a recoverability test on the carrying amount of our preferred equity investment and determined that a portion of our preferred equity investment is not recoverable. Therefore, we recorded an impairment loss from investment in unconsolidated joint ventures of $5,500,000 and wrote our preferred equity investment down to its estimated fair value. See Note 6. Investment in Unconsolidated Joint Ventures for further information.

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

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts. The allowance for doubtful accounts depends on the expected collectibility of our receivables which is based on considerations including the

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

certainty of payment, payment history and other relevant factors. The allowance for doubtful accounts is maintained at a level believed adequate to absorb potential losses in our receivables. In 2016, the FASB issued ASU No. 2016-13 (“ASU 2016-13”), Measurement of Credit Losses on Financial Instruments (Topic 326). This standard requires a new forward looking “expected loss” model to be used for receivables, held-to-maturity debt, loans, and other instruments. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, and early adoption is permitted for fiscal years beginning after December 15, 2018. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

Accrued incentives and earn-outs. As part of our acquisitions and/or amendments, we may commit to provide contingent payments to our sellers or lessees, upon the properties achieving certain rent coverage ratios. Typically, when the contingent payments are funded, cash rent will increase by the amount funded multiplied by a rate stipulated in the agreement. If it is deemed probable, the contingent payment is recorded as a liability at the estimate fair value calculated using a discounted cash flow analysis and accreted to the settlement amount of the estimated payment date. If the contingent payment is an earn-out provided to the seller, the estimated fair value is capitalized to the property’s basis. If the contingent payment is provided to the lessee, the estimated fair value is recorded as a lease incentive included in the prepaid and other assets line item in our consolidated balance sheet and is amortized as a yield adjustment over the life of the lease. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The fair value of these contingent liabilities are evaluated on a quarterly basis based on changes in estimates of future operating results and changes in market discount rates.

Impairments. Assets that are classified as held-for-use and mortgage loans are periodically evaluated for impairment when events or changes in circumstances indicate that the asset may be impaired or the carrying amount of the asset may not be recoverable through future undiscounted cash flows. Where indicators of impairment exist, the estimation required in the undiscounted future cash flow assumption includes management’s probability-weighting of various scenarios including whether the management modifies the lease with the existing operator versus identifying a replacement operator and the assumed market lease rate underlying projected future rental cash flows. When indicators are identified for mortgage loans, management calculates an impairment charge as the difference between the carrying amount of the mortgage loan receivable and the discounted cash flows expected to be received, or if foreclosure is probable, the fair value of the collateral securing the mortgage. In determining fair value, we use current appraisals or other third-party opinions of value and other estimates of fair value such as estimated discounted future cash flows. Based on our assessment, during the years ended December 31, 2019, 2018 and 2017, we recognized impairment charges of $0, $0 and $1,880,000 respectively, related to our real property investments.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The FASB does not permit recognition of contingent revenue until all possible contingencies have been resolved. Historically, we have not included contingent rents as income until received and will we continue our historical policy. During the years ended December 31, 2019, 2018 and 2017, we received $464,000, $470,000 and $457,000, respectively, of contingent rental income. We follow a policy related to rental income whereby we consider a lease to be non-performing after 60 days of non-payment of past due amounts and do not recognize unpaid rental income from that lease until the amounts have been received.

Interest income on mortgage loans is recognized using the effective interest method. We follow a policy related to mortgage interest whereby we consider a loan to be non-performing after 60 days of non-payment of amounts due and do not recognize unpaid interest income from that loan until the past due amounts have been received. Effective interest method, as required by GAAP, is a technique for calculating the actual interest rate for the term of a mortgage loan based on the initial origination value. Similar to the accounting methodology of straight-line rent, the actual interest rate is higher than the stated interest rate in the early years of the mortgage loan thus creating an effective interest receivable

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

asset included in the interest receivable line item in our consolidated balance sheet and reduces down to zero when, at some point during the mortgage loan, the stated interest rate is higher than the actual interest rate.

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

ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” In doing so, companies may need to use more judgment and make more estimates. While this ASU specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate. Additionally, the FASB has issued targeted updates to clarify specific implementation issues of ASU 2014-09. These updates include ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Identifying Performance Obligations and Licensing, and ASU 2016-12, Narrow-Scope Improvements and Practical Expedients. ASU 2014-09 and its amendments have now formally entered into the FASB codification as Accounting Standard Codification (“ASC”) Topic 606, Contracts with Customers (“ASC 606”). The new standard and its amendments are effective on January 1, 2018, and permit reporting entities to apply the standard using either a modified retrospective approach, by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or full retrospective approach. We have adopted this standard using the modified retrospective adoption method on January 1, 2018. We concluded that this standard did not have a material impact on our results of operations or financial condition, as a substantial portion of our revenues consists of rental income from leasing arrangements and interest income from loan arrangements, both of which are specifically excluded from ASU 2014-09.

Leases: In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases. ASU 2016-02 and its amendments have now formally entered into the FASB codification as ASC Topic 842, Leases (“ASC 842”). The objective of ASC 842 is to establish the principles for lessees and lessors to apply for reporting useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease.

ASC 842 requires lessees to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance of operating leases.

ASC 842 requires the lessors to identify lease and non-lease components of a lease agreement. Revenue related to non-lease components under lease agreements are subject to the revenue recognition standard, upon adoption of this standard. Also, the new standard narrows definition of initial direct costs. Accordingly, upon adoption of the new standard, certain costs (primarily legal costs related to lease negotiations) are expensed rather than capitalized.

Further, per ASC 842, lessors are required to assess the probability of collecting substantially all of the lease payments. The standard defines collectibility as lessee’s ability and intent to pay. If collectibility of substantially all of

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

ASC 842 has subsequently been amended by other ASUs to clarify and improve the standard as well as to provide certain practical expedients. In December 2018, the FASB issued ASU 2018-20 (“ASU 2018-20”), Narrow-Scope Improvements for Lessors, which amends ASC 842 to require the lessors to exclude the lessor costs that are directly paid by the lessee to third parties on lessor’s behalf from variable payments. However, the lessor costs that are paid by the lessor and reimbursed by the lessee are required to be included in variable payments. Furthermore, ASC 842 allows for several practical expedients which permit the following: no reassessment of lease classification or initial direct costs and use of the standard’s effective date as the date of initial application. In March 2019, the FASB issued ASU 2019-01 (“ASU 2019-01”), Leases (Topic 842), Codification Improvements which provides clarification regarding presentation and disclosures. ASC 842 and its amendments are effective January 1, 2019.

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

As a lessee, we have an office lease agreement with a 5-year remaining term which was classified as an operating lease under ASC 840. Due to election of the package of practical expedients, upon adoption of ASC 842 this lease agreement will continue to be classified as operating lease. For the year ended December 31, 2019, we recorded $299,000 of rent expense related to this lease agreement. Adoption of ASC 842 resulted in recording a right-of use asset and a lease liability which represents the present value of the remaining minimum lease payments using our incremental borrowing rate. At December 31, 2019, the balance of the right-of use asset and the lease liability related to our office

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

lease agreement were $1,287,000.

As a lessor, our properties are leased subject to non-cancelable operating leases. Each lease is a triple net lease which requires the lessee to pay all taxes, insurance, maintenance and repairs, capital and non-capital expenditures and other costs necessary in the operations of the facilities. Upon adoption of ASC 842, we recorded real estate taxes that are reimbursed by our operators as Rental Income with a corresponding Property tax expense in the Consolidated Statements of Income and Comprehensive Income. For the year ended December 31, 2019, we have recognized $15,998,000 in Rental Income related to reimbursement of real estate taxes from our operators.

Furthermore, upon adoption of ASC 842, we assessed the probability of collecting substantially all of our lease payments through maturity. As previously reported, we have been monitoring Anthem Memory Care (“Anthem”), Thrive Senior Living, LLC (“Thrive”), Preferred Care, Inc. (“Preferred Care”) and Senior Care Centers, LLC (“Senior Care”) due to cash flow concerns, performance concerns and/or bankruptcy filing. In conjunction with adoption of ASC 842, we evaluated our straight-line rent receivable and lease incentive balances related to the noted operators and determined that we do not have the level of collectibility certainty required by the standard to record the straight-line rent receivable. Accordingly, we wrote-off the straight-line rent receivable and lease incentive balances associated with these leases. Also, we wrote-off our 1% general straight-line rent receivable reserve. These balances totaled $42,808,000 and were written-off to equity effective January 1, 2019 as required by ASC 842. Subsequently, if collectibility of substantially all of the lease payments through maturity is not probable, all or a portion of the straight-line rent receivable and other lease receivables may be written off, and the rental income recorded during the period would be limited to lesser of the income that would have been recognized if collection were probable, and the lease payments received. Our assessment of collectibility of leases includes evaluating the data and assumptions used in determining whether substantially all of the future lease payments were probable based on the lessee’s payment history, the financial strength of the lessees, future contractual rents, and the timing of expected payments.

During the year ended December 31, 2019, we received cash rent from Anthem, Thrive, Preferred Care and Senior Care. The total amount of rental income received from these operators was $33,238,000 and is included in Rental Income on the Consolidated Statements of Income and Comprehensive Income. Of the $33,238,000 received, $27,225,000 of the cash payments received relate to amounts previously written-off in transition to ASC 842 (“Recoveries”) during the twelve months ended December 31, 2019.

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

For Federal tax purposes, depreciation is generally calculated using the straight-line method over a period of 27.5 years. Earnings and profits, which determine the taxability of distributions to stockholders, use the straight-line method over 40 years. Both Federal taxable income and earnings and profits differ from net income for financial statement purposes principally due to the treatment of certain interest income, rental income, other expense items, impairment charges and the depreciable lives and basis of assets. At December 31, 2019, the tax basis of our net depreciable assets exceeds our book basis by approximately $25,436,000 (unaudited), primarily due to an investment recorded as an acquisition for tax and a mortgage loan for GAAP, and to differences previously mentioned above.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Stock-Based Compensation. The FASB requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. We use the Black-Scholes-Merton formula to estimate the value of stock options granted to employees. Also, we use the Monte Carlo model to estimate the value of performance-based stock units granted to employees. These models require management to make certain estimates including stock volatility, expected dividend yield and the expected term. If management incorrectly estimates these variables, the results of operations could be affected. The FASB also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow. Because we qualify as a REIT under the Internal Revenue Code of 1986, as amended, we are generally not subject to

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Federal income taxation. Therefore, this reporting requirement does not have an impact on the Consolidated Statements of Cash Flows.

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

3. Major Operators

We have two operators from each of which we derive approximately 10% or more of our combined rental revenue and interest income from mortgage loans. The following table sets forth information regarding our major operators as of December 31, 2019:

	Number of		Number of		Percentage of
			SNF	ALF	Total	Total
Operator	SNF	ALF	Beds	Units	Revenue (1)	Assets
Prestige Healthcare	24	—	3,010	93	17.1%	17.4%
Senior Lifestyle Corporation	—	23	—	1,457	10.8%	10.2%
Total	24	23	3,010	1,550	27.9%	27.6%
(1)	Includes rental income from owned properties and interest income from mortgage loans as of December 31, 2019 and excludes rental income due to lessee reimbursement of our real estate taxes and adjustment for collectibility of rental income.

Our financial position and ability to make distributions may be adversely affected if Prestige Healthcare, Senior Lifestyle Corporation or any of our lessees and borrowers face financial difficulties, including any bankruptcies, inability to emerge from bankruptcy, insolvency or general downturn in business of any such operator, or in the event any such operator does not renew and/or extend its relationship with us.

4. Supplemental Cash Flow Information

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Non-cash investing and financing transactions:
Reclassification of notes receivable to lease incentives (Note 7)	$200	$—	$—
Restricted stock issued, net of cancellations (Note 10)	—	1	1

5. Real Estate Investments

Owned Properties. As of December 31, 2019, we owned 177 health care real estate properties located in 28 states and consisting of 106 ALFs, 70 SNFs and 1 behavioral health care hospital. These properties are operated by 30 operators.

Independent living communities, assisted living communities, memory care communities and combinations thereof are included in the assisted living property classification (collectively “ALF”). Any reference to the number of properties, number of units, number of beds, and yield on investments in real estate are unaudited and outside the scope of our independent registered public accounting firm’s review of our consolidated financial statements in accordance

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

with the standards of the Public Company Accounting Oversight Board.

Depreciation expense on buildings and improvements, including properties classified as held-for-sale, was $39,094,000, $37,416,000, and $37,492,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

Future minimum base rents receivable under the remaining non-cancelable terms of operating leases excluding the effects of straight-line rent, amortization of lease inducement and renewal options are as follows (in thousands):

Cash
Rent (1)
2020	$135,173
2021	126,914
2022	128,196
2023	129,846
2024	126,320
Thereafter	625,158
(1)	Represents contractual annual cash rent, except for two master leases which are based on agreed upon cash rents. See below for more information. Includes rental income due to lessee reimbursement of our real estate taxes and subsequent acquisitions and excludes properties held-for-sale at December 31, 2019.

During 2017, we issued a notice of default to Anthem Memory Care (“Anthem”) resulting from Anthem’s partial payment of minimum rent. Anthem operates 11 memory care communities under a master lease. During 2019, Anthem paid the agreed upon minimum cash rent of $7,500,000. This amount represents approximately 50% of the contractual amount due under the lease in 2019. In accordance with Accounting Standard Codification (“ASC”) Topic 842, Leases (“ASC 842”), at January 1, 2019, we evaluated the collectibility of straight-line rent receivable and lease incentive balances related to Anthem and determined it was not probable that we would collect substantially all of the contractual lease obligations through maturity. Accordingly, we wrote-off the balances to equity as of January 1, 2019, as required by the ASC 842 transition guidance. We receive regular financial performance updates from Anthem and continue to monitor Anthem’s performance obligations under the master lease agreement.

On December 4, 2018, Senior Care Centers, LLC. and affiliates and subsidiaries (“Senior Care”) filed for Chapter 11 bankruptcy as a result of lease terminations from certain landlords and on-going operational challenges. Senior Care did not pay us December 2018 rent and accordingly, in December 2018, we placed Senior Care on a cash basis. In accordance with ASC 842 lease accounting guidance, at January 1, 2019, we evaluated the collectibility of straight-line rent receivable and lease incentive balance related to Senior Care and determined it was not probable that we would collect substantially all of the contractual lease obligations through maturity. Accordingly, we wrote-off the balances to equity as of January 1, 2019, as required by the ASC 842 transition guidance.

In July 2019, Senior Care filed a motion to affirm the lease, which caused us to file an objection in opposition to Senior Care’s motion. During the fourth quarter of 2019, the court rejected our motion and accordingly, our master lease with Senior Care was affirmed. Furthermore, we received the court ordered reimbursement from Senior Care for the December 2018 unpaid rent, late fees and legal costs totaling $1,596,000. Senior Care has paid us January 2019 to February 2020 rent, real estate property tax and maintenance deposits.

During 2017, Preferred Care, Inc. (“Preferred Care”) and affiliated entities filed for Chapter 11 bankruptcy as a result of a multi-million-dollar judgment in a lawsuit in Kentucky against Preferred Care and certain affiliated entities. The affiliated entities named in the lawsuit operate properties in Kentucky and New Mexico. Preferred Care leased 24 properties under two master leases from us and none of the 24 properties are located in Kentucky or New Mexico. Those 24 properties are in Arizona, Colorado, Iowa, Kansas and Texas. The Preferred Care operating entities that sublease

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

those properties did not file for bankruptcy. In accordance with ASC 842 lease accounting guidance, at January 1, 2019, we evaluated the collectibility of straight-line rent receivable and lease incentive balances related to Preferred Care and determined it was not probable that we would collect substantially all of the contractual lease obligations through maturity. Accordingly, we wrote-off the balances to equity as of January 1, 2019, as required by the ASC 842 transition guidance. Preferred Care did not affirm our master leases and began paying only $55,000 of monthly rent in the third quarter of 2019. The monthly contractual obligation under the master leases was approximately $1,000,000. We applied all of their security deposit to rental income during the third quarter and recorded only the $55,000 monthly cash received in the fourth quarter of 2019 to rental income. During the fourth quarter of 2019, we entered into multiple contracts, subject to standard due diligence and other contingencies, to sell a majority of the properties. Two of these contracts were completed during the fourth quarter of 2019, resulting in the sale of two properties in Arizona and Texas. See Property Sales below for further discussion. At December 31, 2019, 20 of the properties under purchase and sale agreements met the criteria under GAAP as held-for-sale. Accordingly, these properties have been classified as held-for-sale at December 31, 2019.

During the three months ended March 31, 2019, we placed Thrive Senior Living, LLC (“Thrive”) on a cash basis due to short-payment of contractual rent in November 2018 and non-payment of rent in December 2018 totaling $700,000. Thrive subsequently paid the delinquent rent in 2019 but failed to pay 2019 contractual rent. In April 2019, we issued a notice of default to Thrive. In accordance with ASC 842 lease accounting guidance, at January 1, 2019, we evaluated the collectibility of straight-line rent receivable and lease incentive balances related to Thrive and determined that it was not probable that we would collect substantially all of the contractual lease obligations through maturity. Accordingly, we wrote-off the balances to equity as of January 1, 2019, as required by the ASC 842 transition guidance.

During 2019, we completed the following for all of the properties in the Thrive portfolio. As of December 31, 2019, Thrive does not operate any properties in our portfolio:

●	Transitioned two memory care communities located in Ohio and Kentucky with a total of 120-units to an operator new to our portfolio during the second quarter of 2019. The memory care communities are under a 10-year lease term with initial cash rent of $1,250,000 in year one, $1,500,000 in year two, $1,975,000 in year three and $2,150,000 in year four. Rent may increase subject to a contingent escalation formula commencing in year five and annually thereafter. The lease provides the lessee with a purchase option available between 2028-2029;
●	Transitioned a 56-unit memory care community located in Texas to an existing operator and added the memory care community to an existing master lease during the second quarter of 2019. As a result of this transition, annual cash rent under the existing master lease was increased by $400,000 effective June 1, 2019 and will increase by an additional $300,000 on June 1, 2020 and 2.5% annually thereafter. Additionally, LTC will be entitled to incremental rent calculated as a percentage of increases in gross revenues generated by the property above an established threshold;
●	Transitioned two memory care communities in Georgia and South Carolina with a total of 159-units to an existing operator during the third quarter of 2019. The new 2-year lease agreement has an initial annual cash rent of $1,762,000. Rent increases 3.5% in year two; and
●	Transitioned the remaining 60-unit memory care community located in Florida to an existing operator effective August 1, 2019. The new 10-year lease provides the lessee twelve months free rent, rent of $450,000 in year two and $600,000 in year three and thereafter. In year two, the lessee has the option to defer rent in an amount not to exceed $150,000. Rent may increase subject to a contingent escalation formula commencing in year three and annually thereafter. Additionally, the lease provides the lessee with a purchase option available between 2028 and 2029. See below for a table that summarizes information about purchase options included in our lease agreements.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes components of our rental income for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
Rental Income	2019		2018		2017
Base cash rental income	$134,117	(1)	$127,477		$128,715
Variable cash rental income	16,462	(2)	470	(2)	457	(2)
Straight-line rent	4,487	(3)	9,550		10,694
Adjustment for collectibility of rental income	(1,926)	(4)	—		—
Amortization of lease incentives	(385)		(2,092)		(2,209)
Total	$152,755		$135,405		$137,657
(1)	Increased due to acquisitions, developments and capital improvements partially offset due to reduced rent from sold properties and properties transitioned to other operators.

(2)	The year ended December 31, 2019 variable rental income includes $464 related to contingent rental income and $15,998 related to real estate taxes which were reimbursed by our operators. Per the provisions of ASC 842, any lessor cost, paid by the lessor and reimbursed by the lessee must be included as a variable lease payment. As discussed above, we adopted ASC 842 using a modified retrospective approach as of the adoption date of January 1, 2019. Accordingly, we are not required to report this revenue stream for periods prior to January 1, 2019. For the year ended December 31, 2018, and 2017, the variable income represents contingent rental income.

(3)	In accordance with ASC 842 lease accounting guidance, we evaluated the collectibility of lease payments through maturity and determined it was not probable that we would collect substantially all of the contractual obligations from Anthem, Thrive, Preferred Care and Senior Care leases through maturity. Decreased due to these leases being accounted for on cash-basis as of January 1, 2019.

(4)	During the first quarter of 2019, we terminated a lease agreement and transitioned two operating seniors housing communities under the lease agreement to a new operator. As a result of the lease termination, we wrote-off $1,926 straight-line rent receivable to contra-revenue in accordance with ASC 842.

Some of our lease agreements provide purchase options allowing the lessees to purchase the properties they currently lease from us. The following table summarizes information about purchase options included in our lease agreements (dollar amount in thousands):

	Type	Number
	of	of	Gross	Carrying	Option
State	Property	Properties	Investments	Value	Window
California	ALF/MC	2	$38,895	$36,542	2024-2029
California	ALF	2	28,926	16,056	2021-TBD	(1)
Florida	MC	1	14,201	12,757	2028-2029
Kentucky and Ohio	MC	2	30,126	27,859	2028-2029
Texas	MC	2	25,265	24,335	2025-2027
South Carolina	ALF/MC	1	11,680	10,794	2028-2029
Total			$149,093	$128,343
(1)	The option window ending date will be either 24 months or 48 months after the option window commences, based on certain contingencies.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Acquisitions. The following table summarizes our acquisitions for the years ended December 31, 2019 through 2017. (dollar amounts in thousands):

				Total	Number	Number
		Purchase	Transaction	Acquisition	of	of
Year (1)	Type of Property	Price	Costs (2)	Costs	Properties	Beds/Units
2019	Assisted Living (3)	$35,719	$315	$36,034	3	230
	Skilled Nursing (4)	19,500	97	19,597	1	90
	Land (5)	2,732	51	2,783	—	—
Total		$57,951	$463	$58,414	4	320

2018	Assisted Living (6) (7)	$39,600	$65	$39,665	3	177
	Land (7)	695	48	743	—	—
Total		$40,295	$113	$40,408	3	177

2017	Assisted Living (8)	$81,018	$569	$81,587	5	400
	Land (9)	800	18	818	—	—
Total		$81,818	$587	$82,405	5	400
(1)	Subsequent to December 31, 2019, we acquired a 140-bed SNF located in Texas for approximately $13,500 million and entered into a 10-year master lease agreement with an initial cash yield of 8.5%, escalating 2% annually starting in the second year of the lease, with two five-year renewal options.

(2)	Represents cost associated with our acquisitions; however, upon adoption of ASU 2017-01, our acquisitions meet the definition of an asset acquisition resulting in capitalization of transaction costs to the properties’ basis. For our land purchases with forward development commitments, transaction costs are capitalized as part of construction in progress. Transaction costs per Consolidated Statements of Income and Comprehensive Income represent current and prior year transaction costs due to timing and terminated transactions.

(3)	We entered into a JV (consolidated on our financial statements) to purchase an existing operational 74-unit ALF/MC community. The non-controlling partner contributed $919 of equity and we contributed $15,976 in cash. Our economic interest in the real estate JV is approximately 95%. See Note 10. Equity for further discussion related to our partnerships and non-controlling interests. Additionally, we acquired an 80-unit MC and a 76-unit ALF/MC in Michigan for an aggregate purchase price of $19,000.

(4)	We acquired a newly constructed 90-bed SNF located in Missouri.

(5)	We acquired a parcel of land adjacent to an existing SNF in California. Additionally, we acquired a parcel of land and committed to develop a 90-bed SNF in Missouri. The commitment totals approximately $17,400.

(6)	We acquired two MC in Texas.

(7)	We entered into a JV (consolidated on our financial statements) to purchase an existing operational 89-unit ILF for $14,400 and to own the real estate and develop a 78-unit ALF/MC for $18,108 in Oregon
(8)	We acquired an ALF and a MC in California, a MC in Ohio and an ALF/MC in Missouri. Furthermore, we entered into a JV and acquired an ALF/MC community.

(9)	We entered into a JV for the acquisition of land and development of an ILF/ALF/MC community in Wisconsin.

For further discussion related to the JV transactions discussed above and our partnerships and non-controlling interests, see Note 10. Equity.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Developments and Improvements. During the years ended December 31, 2019, 2018 and 2017, we invested the following in development and improvement projects (in thousands):

	2019		2018		2017
Type of Property	Developments	Improvements	Developments	Improvements	Developments	Improvements
Assisted Living Communities	$14,088	$2,544	$27,505	$2,292	$17,667	$1,152
Skilled Nursing Centers	6,436	—	7,774	500	5,234	1,356
Other	—	295	—	457	—	391
Total	$20,524	$2,839	$35,279	$3,249	$22,901	$2,899

Completed Projects. The following table summarizes our completed projects during the years ended December 31, 2019, 2018 and 2017 (dollar amounts in thousands):

		Number	Type	Number
		of	of	of		Total
Year	Type of Project	Properties	Property	Beds/Units	State	Investment
2019	Development	1	SNF	143	Kentucky	$24,974
	Development	1	ILF/ALF/MC	110	Wisconsin	21,999
Total		2		253		$46,973

2018	Development	1	MC	66	Illinois	$14,998
Total		1		66		$14,998

2017	Development	1	MC	66	Illinois	$13,498
Total		1		66		$13,498

Properties held-for-sale. The following table summarizes our properties held-for-sale at years ended December 31, 2019 and 2018 (dollar amounts in thousands):

		Type	Number	Number
		of	of	of	Gross	Accumulated
At December 31,	State	Property	Properties	Beds/units	Investment	Depreciation
2019	Colorado	SNF	3	275	$8,045	$3,774
	Iowa	SNF	7	544	14,610	9,723
	Kansas	SNF	3	250	14,111	6,674
	Texas	SNF	7	1,148	25,203	14,942
Total			20	2,217	$61,969	$35,113

2018	Texas	ILF	1	140	$5,746	$1,916
Total			1	140	$5,746	$1,916

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property Sales. The following table summarizes property sales during the years ended December 31, 2019 through 2017 (dollar amounts in thousands):

		Type		Number	Number			Net
		of		of	of	Sales	Carrying	Gain
Year	State	Properties		Properties	Beds/Units	Price	Value	(Loss)
2019	N/A	N/A		—	—	$—	$—	$500	(1)
	Arizona, Georgia and Texas	SNF	(2)	3	478	15,310	8,995	5,556
	Texas	ALF	(3)	1	140	1	3,830	(3,950)
Total 2019				4	618	$15,311	$12,825	$2,106

2018	Alabama	SNF		4	454	$27,975	$5,695	$21,987
	Kansas	ALF	(4)	—	—	350	346	—
	Ohio and Pennsylvania	ALF		6	320	67,500	16,352	48,695
Total 2018				10	774	$95,825	$22,393	$70,682

2017	Indiana, Iowa and Oregon	ALF		5	211	$15,650	$10,107	$4,985
	Texas	SNF	(5)	1	85	—	1,170	(1,171)
Total 2017				6	296	$15,650	$11,277	$3,814

(1)	Gain recognized due to the receipt of funds held in escrow related to a portfolio of six ALFs sold during the second quarter of 2018.

(2)	We sold a property, previously operated by Preferred Care, located in Texas with a carrying value of $871 for $140. Additionally, we sold a property, previously operated by Preferred Care, located in Arizona with a carrying value of $6,485 for $7,250. This transaction includes a holdback of $1,091 which is held in an interest-bearing account with an escrow holder on behalf of the buyer for potential specific losses. Using the expected value model per ASC 606, we estimated and recorded the holdback value of $613. Also, we sold a SNF located in Georgia with a carrying value of $1,639 for $7,920.

(3)	We sold an ALF located in Texas with a carrying value of $3,830.

(4)	We sold land adjacent to an existing ALF community in Kansas.

(5)	We donated a SNF located in Texas, with a carrying value of $1,170 to a nonprofit health care provider.

Mortgage Loans. At December 31, 2019, the mortgage loans had interest rates ranging from 9.2% to 9.9% and maturities ranging from 2043 to 2045. In addition, some loans contain certain guarantees, provide for certain facility fees. Please see Item 1. Business—Portfolio for a table that summarizes our loaned properties as of December 31, 2019.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes our mortgage loan activity for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019		2018		2017
Originations and funding under mortgage loans receivable	$12,342	(1)	$21,364	(2)	$11,913
Pay-offs received	—		(1,086)		(16,665)
Scheduled principal payments received	(1,065)		(1,050)		(1,198)
Mortgage loan premium amortization	(4)		(4)		(4)
(Provision for) recovery of loan loss reserve	(113)		(192)		60
Net increase (decrease) in mortgage loans receivable	$11,160		$19,032		$(5,894)
(1)	During 2019, we funded an additional $7,500 under an existing mortgage loan. The incremental funding bears interest at 9.41% fixed for two years and escalating by 2.25% thereafter.

(2)	During 2018, we funded an additional $7,400 under an existing mortgage loan for the purchase of a 112-bed SNF in Michigan. The incremental funding bears interest at 8.7%, fixed for five years, and escalating by 2.25% thereafter. Also, we funded additional loan proceeds of $7,125 under an existing mortgage loan for the purchase of a 126-bed SNF in Michigan. This incremental funding bears interest at 9.41%, fixed for five years, and escalating by 2.25% thereafter.

At December 31, 2019 and 2018 the carrying values of the mortgage loans were $254,099,000 and $242,939,000, respectively. Scheduled principal payments on mortgage loan receivables are as follows (in thousands):

Scheduled
Principal
2020	$1,065
2021	1,175
2022	1,175
2023	1,175
2024	1,175
Thereafter	250,894
Total	$256,659

The following table summarizes our early mortgage loan payoffs during the years 2019, 2018 and 2017 (dollar amounts in thousands):

	Early	Number
	Principal	of
	Payoff	Loans	State
2019	$—	—	N/A
2018	$1,086	1	UT
2017	$10,795	4	AZ/MO/TX

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Investment in Unconsolidated Joint Ventures

The following table summarizes our investment in unconsolidated joint ventures (dollar amounts in thousands):

	Type	Type		Total	Currently		Number
	of	of		Preferred	Paid in		of	Investment	Carrying
State	Properties	Investment		Return	Cash		Beds/ Units	Commitment	Value
Arizona	ILF/ALF/MC	Preferred Equity	(1)	15%	8%	(2)	585	$—	$19,003	(3)
Total							585	$—	$19,003
(1)	We have concluded that the JV is a VIE in accordance with GAAP. However, because we do not control the entity, nor do we have any role in the day-to-day management, we are not the primary beneficiary of the JV. Therefore, we account for the JV investment using the equity method.

(2)	Effective second quarter of 2019, this JV was placed on cash basis due to delinquency of our preferred return.

(3)	During the fourth quarter of 2019, we recorded an impairment loss of $5,500 to write our preferred equity investment down to its estimated sale price. See below for more detail.

As previously discussed, in October 2019, the JV in which we hold our preferred equity investment signed a letter of intent for the sale of the four properties comprising the JV (the “Properties”). Concurrently, the JV was pursuing a refinancing alternative to take advantage of lower interest rates in today’s market. Based upon the information available to us regarding available alternatives and courses of action, we performed a recoverability test on the carrying value of our preferred equity investment and concluded the preferred equity was not impaired at September 30, 2019.

In November 2019, the JV signed a contract to sell the Properties. Additionally, its refinancing efforts came to a halt. The contract was subject to standard due diligence and other contingencies to close, all of which were met in January 2020. Accordingly, based on the information available to us regarding alternatives and courses of action as of December 31, 2019, we performed a recoverability test on the carrying value of our preferred equity investment and concluded that a portion of our preferred equity investment will not be recoverable. Therefore, we recorded an impairment loss from investments in unconsolidated joint ventures of $5,500,000 and wrote our preferred equity investment down to its estimated fair value.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes our capital contributions, income recognized, and cash interest received related to our investments in unconsolidated joint ventures during the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Type
	of		Capital		Income		Cash Interest
Year	Properties		Contribution		Recognized		Received
2019	ILF/ALF/MC		$472		$1,029		$1,580
	ILF/ALF/MC	(1)	—	(1)	955	(1)	979	(1)
	ALF/MC	(2)	—	(2)	404	(2)	432	(2)
Total			$472		$2,388		$2,991

2018	ILF/ALF/MC		$670		$2,041		$1,975
	ILF/ALF/MC	(1)	—	(1)	511	(1)	396	(1)
	ALF/MC	(2)	—	(2)	312	(2)	—	(2)
Total			$670		$2,864		$2,371

2017	ILF/ALF/MC		$1,101		$1,560		$1,436
	ILF/ALF/MC		—	(1)	511	(1)	302	(1)
	UDP-ALF/MC		2,747	(2)	192	(2)	—	(2)
Total			$3,848		$2,263		$1,738
(1)	We had a $2,900 mezzanine loan commitment for a 99-unit seniors housing community in Florida with a total preferred return of 15%. The mezzanine loan was an ADC arrangement which we determined it to have characteristics similar to a jointly-owned arrangement and recorded it as an unconsolidated joint venture. Since interest payments were deferred and no interest was recorded for the first twelve months of the loan, we used the effective interest method in accordance with GAAP to recognize interest income and recorded the difference between the effective interest income and cash interest income to loan principal balance. During the third quarter of 2019, the mezzanine loan was paid off.

(2)	We had a $3,400 mezzanine loan commitment for the development of a 127-unit seniors housing community in Florida with a total preferred return of 15%. The mezzanine loan was an ADC arrangement which we determined it to have characteristics similar to a jointly-owned arrangement and recorded it as an unconsolidated joint venture. During the first quarter of 2019, the mezzanine loan was paid off.

7. Notes Receivable

Notes receivable consists of mezzanine loans and other loan arrangements. The following table is a summary of our notes receivable components at December 31, 2019 and 2018 (in thousands):

	At December 31,
	2019	2018
Mezzanine loans	$13,284	$9,868
Other loans	4,824	2,975
Notes receivable reserve	(181)	(128)
Total	$17,927	$12,715

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes our notes receivable activity for the years ended December 31, 2019 through 2017 (in thousands):

	Year ended December 31,
	2019		2018	2017
Advances under notes receivable	$8,967	(1)	$124	$—
Principal payments received under notes receivable	(3,503)		(3,848)	(25)
Reclassified to lease incentives (2)	(200)	(2)	—	—
Notes receivable reserve	(52)		37	—
Total	$5,212		$(3,687)	$(25)
(1)	We originated a $6,800 mezzanine loan commitment for the development of a 204-unit ILF/ALF/MC in Georgia. The mezzanine loan has a five-year term and a 12.0% return, a portion of which is paid in cash, and the remaining portion of which is deferred during the first 46 months. Additionally, we originated a $1,400 note agreement, funding $1,304 with a commitment to fund $96. The note bears interest at 7.0%. Further, we originated a $550 note agreement, funding $500 with a commitment to fund $50. The note bears interest at 7.5%.

(2)	Represents an interim working capital loan related to a development project which matured upon completion of the development project and commencement of the lease.

8. Lease Incentives

The following table summarizes lease incentives by component as of December 31, 2019 and 2018 (in thousands):

	At December 31,
	2019	2018
Non-contingent lease incentives	$2,552	$14,443

The following table summarizes our lease incentive activity for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019				2018				2017
	Funding	Amortization	Write-off		Funding	Amortization	Write-off		Funding	Amortization	Write-off
Non-contingent lease incentives	$387	$(385)	$(11,893)	(1)	$1,272	$(1,733)	$—		$6,544	$(1,590)	$(1,205)	(3)
Contingent lease incentives	—	—	—		—	(359)	(6,219)	(2)	—	(619)	(2,634)	(4)
Net increase (decrease)	$387	$(385)	$(11,893)		$1,272	$(2,092)	$(6,219)		$6,544	$(2,209)	$(3,839)
(1)	In accordance with ASC 842 lease standard adopted on January 1, 2019, we wrote-off $12,093 of lease incentives related to leases for which we determined it is not probable we will collect substantially all of the contractual lease obligation through maturity. See Note 2. Summary of Significant Accounting Policies for further discussion. Additionally, we reclassified a $200 interim working capital loan as lease incentive. See Note 7. Notes Receivable for further discussion.

(2)	We entered into an amended master lease agreement with Senior Lifestyle Management, LLC (“Senior Lifestyle”). Among the provisions of the amendment, the contingent lease incentive payable to Senior Lifestyle was removed. Therefore, we wrote-off the Senior Lifestyle contingent lease incentive.

(3)	Represents the write-off of lease incentives related to two MC communities due to negotiations to transition these properties to another operator in our portfolio that never materialized.

(4)	Represents the write-off of a lease incentive related to an ALF due to a change to the business model at the property that resulted in lower net operating income and the improbability of paying the earn-out.

Non-contingent lease incentives represent payments made to our lessees for various reasons including entering into a new lease or lease amendments and extensions. Contingent lease incentives represent potential contingent earn-out

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

9. Debt Obligations

Bank Borrowings. During 2018, we amended and restated our unsecured credit agreement to replace the previous unsecured credit agreement, prior to its expiration on October 14, 2018. The amended credit agreement maintains the $600,000,000 aggregate commitment of the lenders under the prior agreement and provides for the opportunity to increase the commitment size of the credit agreement up to a total of $1,000,000,000. The amended credit agreement extends the maturity of the credit agreement to June 27, 2022 and provides for a one-year extension option at our discretion, subject to customary conditions. Additionally, the amended credit agreement decreases the interest rate margins and converts from the payment of unused commitment fees to a facility fee. Based on our leverage at December 31, 2019, the facility provides for interest annually at LIBOR plus 115 basis points and a facility fee of 20 basis points. At December 31, 2019 and 2018 we were in compliance with all covenants.

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

Senior Unsecured Notes. We have a $337,500,000 shelf agreement with affiliates and managed accounts of PGIM, Inc. (“Prudential”), with availability of $21,500,000 at December 31, 2019, which expired for new issuance on February 16, 2020. During the fourth quarter of 2019, we sold $100,000,000 aggregate principal amount of 3.85% senior unsecured notes maturing in 2031 to Prudential.

The following table sets forth information regarding debt obligations by component as of December 31, 2019 and 2018 (dollar amounts in thousands):

		At December 31, 2019		At December 31, 2018
	Applicable		Available		Available
	Interest	Outstanding	for	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing	Balance	Borrowing
Bank borrowings (2)	3.14%	$93,900	$506,100	$112,000	$488,000
Senior unsecured notes, net of debt issue costs	4.39%	599,488	21,500	533,029	93,833
Total	4.22%	$693,388	$527,600	$645,029	$581,833
(1)	Represents weighted average of interest rate as of December 31, 2019.

(2)	Subsequent to December 31, 2019, we borrowed $18,000 under our unsecured revolving line of credit, accordingly we have $111,900 outstanding balance and $488,100 available for borrowing under our unsecured revolving line of credit.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our borrowings and repayments for the years ended December 31, 2019, 2018 and 2017 are as follows (in thousands):

	2019			2018		2017
Debt Obligations	Borrowings		Repayments	Borrowings	Repayments	Borrowings		Repayments
Bank borrowings	$107,900		$(126,000)	$116,200	$(100,700)	$113,000		$(123,600)
Senior unsecured notes	100,000	(1)	(33,667)	—	(38,166)	100,000	(2)	(31,167)
Total	$207,900		$(159,667)	$116,200	$(138,866)	$213,000		$(154,767)
(1)	During the fourth quarter of 2019, we sold $100,000 senior unsecured notes to Prudential. See above to further discussion.

(2)	During 2017, we sold 15-year senior unsecured notes in the aggregate amount of $100,000 to a group of investors, which included Prudential, in a private placement transaction. The notes bear interest at an annual rate of 4.5%, have scheduled principal payments and mature on February 16, 2032.

Scheduled Principal Payments. The following table represents our long-term contractual obligations (scheduled principal payments and amounts due at maturity) as of December 31, 2019, and excludes the effects of interest and debt issue costs (in thousands):

	Total		2020	2021	2022	2023	2024	Thereafter
Bank borrowings	$93,900	(1)	$—	$—	$93,900	$—	$—	$—
Senior unsecured notes	600,300		40,160	47,160	48,160	49,160	49,160	366,500
	$694,200		$40,160	$47,160	$142,060	$49,160	$49,160	$366,500
(1)	Subsequent to December 31, 2019, we borrowed $18,000 under our unsecured revolving line of credit, accordingly we have $111,900 outstanding balance and $488,100 available for borrowing.

10. Equity

Common Stock. During 2016, we entered into separate equity distribution agreements (collectively, “Original Equity Distribution Agreements”) to offer and sell, from time to time, up to $200,000,000 in aggregate offering price of our company common shares.

During the year ended December 31, 2017, we sold 312,881 shares of common stock for $14,600,000 in net proceeds under the Original Equity Distribution Agreements. In conjunction with the sale of common stock, we paid $260,000 as compensation to our sales agents and we reclassified $49,000 of accumulated costs associated with this agreement to additional paid in capital.

During the year ended December 31, 2018, we sold 22,244 shares of common stock for $1,005,000 in net proceeds under the Original Equity Distribution Agreements. In conjunction with the sale of common stock, we paid $18,000 as compensation to our sales agents and we reclassified $76,000 of accumulated costs associated with this agreement to additional paid in capital. Accordingly, at December 31, 2018, we had $184,139,000 available under the Original Equity Distribution Agreements.

During 2019, the Original Equity Distribution Agreements expired, and we entered into new separate equity distribution agreements (collectively “Equity Distribution Agreements”) to offer and sell, from time to time, up to $200,000,000 in aggregate offering price of shares of common shares. Sales of common shares will be made by means of ordinary brokers’ transactions, which may include block trades or transactions that are deemed to be “at the market” offerings. As of December 31, 2019, no shares were issued under the Equity Distribution Agreements. Accordingly, at December 31, 2019, we had $200,000,000 available under the Equity Distribution Agreements.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the years 2019, 2018 and 2017, we acquired 45,030 shares, 31,326 shares and 42,089 shares, respectively, of common stock held by employees who tendered owned shares to satisfy tax withholding obligations. Subsequent to December 31, 2019, we acquired 34,016 shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

Non-controlling Interests. During the years 2019, 2018 and 2017, we entered into partnerships to develop and/or own real estate. Given that our limited members do not have the substantive kick-out rights, liquidation rights, or participation rights, we have concluded that the partnerships are VIEs. Since we exercise power over and receive benefits from the VIEs, we are considered the primary beneficiary. Accordingly, we consolidate the VIEs and record the non-controlling interests at cost. As of December 31, 2019, we have the following consolidated VIEs (in thousands):

				Gross
Investment		Property		Consolidated		Non-Controlling
Year	Purpose	Type	State	Assets		Interests
2019	Owned real estate	ALF/MC	VA	$16,895		$919
2018	Owned real estate	ILF	OR	14,400	(1)	2,857	(1)
2018	Owned real estate and development	UDP	OR	13,831	(1)	1,081	(1)
2017	Owned real estate and development	ILF/ALF/MC	WI	21,999	(2)	2,318	(2)
2017	Owned real estate	ALF/MC	SC	11,680		1,308
Total				$78,805		$8,483
(1)	We entered into a JV to develop, purchase and own seniors housing properties. During the second quarter of 2018, the JV purchased land for the development of a 78-unit ALF/MC for a total anticipated project cost of $18,108. The non-controlling partner contributed $1,081 of cash and we committed to fund the remaining $17,027 project cost. During the third quarter of 2018, in a sale-leaseback transaction, the JV purchased an existing operational 89-unit ILF adjacent to the 78-unit ALF/MC we are developing for $14,400. The non-controlling partner contributed $2,857 of equity and we contributed $11,543 in cash. Upon completion of the development project, our combined economic interest in the JV will be approximately 88%.

(2)	We entered into a JV to own the real estate and develop a 110-unit ILF/ALF/MC community in Wisconsin. This development project completed during the second quarter of 2019.

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

Distributions. We declared and paid the following cash dividends (in thousands):

	Year Ended December 31,
	2019		2018		2017
	Declared	Paid	Declared	Paid	Declared	Paid
Common Stock (1)	$90,899	$90,899	$90,372	$90,372	$90,219	$90,219
(1)	Represents $0.19 per share per month.

In January 2020, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of January, February and March 2020 payable on January 31, February 28 and March 31, 2020, respectively, to stockholders of record on January 23, February 20 and March 23, 2020, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Based Compensation Plans. During 2015, we adopted, and our stockholders approved the 2015 Equity Participation Plan (the “2015 Plan”). Under the 2015 Plan, 1,400,000 shares of common stock have been reserved for awards, including nonqualified stock option grants and restricted stock grants to officers, employees, non-employee directors and consultants. As of December 31, 2019, we have 617,013 shares of common stock reserved for awards under the 2015 Plan. The terms of the awards granted under the 2015 Plan are set by our compensation committee at its discretion.

Restricted Stock and Performance-Based Stock Units. Restricted stock and performance-based stock units activity for the years ended December 31, 2019, 2018 and 2017 was as follows:

	2019		2018	2017
Outstanding, January 1	325,750		244,181	210,573
Granted	147,608		156,718	143,057
Vested	(127,725)	(1)	(75,149)	(85,343)
Cancelled	—		—	(24,106)
Outstanding, December 31	345,633		325,750	244,181

Compensation expense related to restricted stock and performance-based stock units for the year	$6,566,000		$5,870,000	$5,247,000
(1)	Includes 48,225 performance-based stock units.

During 2019, 2018 and 2017, we granted 147,608, 156,718 and 143,057 shares of restricted common stock and performance-based stock units, respectively, under the 2015 plan as follows:

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

Subsequent to December 31, 2019, we granted 76,464 shares of restricted common stock at $48.95 per share which vest ratably from the grant date over a three-year period.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2019, the total number of restricted common stock and performance-based stock units that are scheduled to vest and remaining compensation expense to be recognized related to the future service period of unvested outstanding restricted common stock and performance-based stock units are as follows (dollar amount in thousands):

	Number		Remaining
	of		Compensation
Vesting Date	Awards		Expense
2020	139,534	(1)	$4,619
2021	119,168	(2)	2,503
2022	86,931	(3)	189
Total	345,633		$7,311
(1)	Includes 55,057 performance-based stock units. The performance-based stock units are valued utilizing a lattice-binomial option pricing model based on Monte Carlo simulations. The company recognizes the fair value of the awards over the applicable vesting period as compensation expense.

(2)	Includes 66,171 performance-based stock units. See (1) above for valuation methodology.

(3)	Includes 60,836 performance-based stock units. See (1) above for valuation methodology.

Stock Options. During 2019, 2018 and 2017, we did not issue any stock options. Nonqualified stock option activity for the years ended December 31, 2019, 2018 and 2017, was as follows:

				Weighted Average
	Shares			Price
	2019	2018	2017	2019	2018	2017
Outstanding, January 1	20,000	25,000	33,334	$34.99	$32.92	$30.76
Granted	—	—	—	N/A	N/A	N/A
Exercised	(5,000)	(5,000)	(8,334)	$24.65	$24.65	$24.31
Canceled	—	—	—	N/A	N/A	N/A
Outstanding, December 31	15,000	20,000	25,000	$38.43	$34.99	$32.92

Exercisable, December 31(1)	15,000	20,000	25,000	$38.43	$34.99	$32.92
(1)	The aggregate intrinsic value of exercisable options at December 31, 2019, based upon the closing price of our common shares at December 31, 2019, the last trading day of 2019, was approximately $95,000. Options exercisable at December 31, 2019, 2018 and 2017 have a weighted average remaining contractual life of approximately 3.2 years, 3.3 years, and 3.5 years, respectively.

The options exercised during 2019, 2018 and 2017 were as follows:

		Weighted
		Average
	Options	Exercise	Option	Market
	Exercised	Price	Value	Value (1)
2019	5,000	$24.65	$123,000	$233,000
2018	5,000	$24.65	$123,000	$205,000
2017	8,334	$24.31	$202,000	$410,797
(1)	As of the exercise dates.

We use the Black-Scholes-Merton formula to estimate the value of stock options granted to employees. This model requires management to make certain estimates including stock volatility, expected dividend yield and the expected term. Compensation expense related to the vesting of stock options for the years ended December 31, 2019, 2018 and 2017 was $0, $0 and $2,000, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies

At December 31, 2019, we had commitments as follows (in thousands):

				Total
	Investment		2019	Commitment	Remaining
	Commitment		Funding	Funded	Commitment
Real estate properties (Note 5. Real Estate Investments)	$41,266	(1)	$13,847	$18,361	$22,905
Accrued incentives and earn-out liabilities (Note 8. Lease Incentives)	9,000		—	—	9,000
Mortgage loans (Note 5. Real Estate Investments)	27,200	(2)	2,264	5,944	21,256
Notes receivable (Note 7. Notes Receivable)	2,250		2,039	2,063	187
Total	$79,716		$18,150	$26,368	$53,348
(1)	Represents commitments to purchase land and improvements, if applicable, and to develop, re-develop, renovate or expand seniors housing and health care properties.

(2)	Represents $9,200 of commitments to expand and renovate the seniors housing and health care properties securing the mortgage loans and $18,000 represents contingent funding upon the borrower achieving certain coverage ratios.

Also, some of our lease agreements provide purchase options allowing the lessees to purchase the properties they currently lease from us. See Note 5. Real Estate Investments for a table summarizing information about our purchase options.

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

For federal tax purposes, distributions to stockholders are treated as ordinary income, capital gains, return of capital or a combination thereof. Distributions for 2019, 2018 and 2017 were cash distributions. The federal income tax classification of the per share common stock distributions are as follows (unaudited):

	Year Ended December 31,
	2019	2018	2017
Ordinary taxable distribution	$2.084	$0.349	$1.607
Return of capital	—	—	0.444
Unrecaptured Section 1250 gain	0.132	0.636	0.163
Long-term capital gain	0.064	1.295	0.066
Total	$2.280	$2.280	$2.280

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Net Income Per Common Share

Basic and diluted net income per share was as follows (in thousands except per share amounts):

	For the year ended December 31,
	2019	2018	2017
Net income	$80,872	$155,076	$87,340
Less income allocated to non-controlling interests	(346)	(95)	—
Less income allocated to participating securities:
Non-forfeitable dividends on participating securities	(372)	(357)	(350)
Income allocated to participating securities	(19)	(268)	(12)
Total net income allocated to participating securities	(391)	(625)	(362)
Net income available to common stockholders	80,135	154,356	86,978
Effect of dilutive securities:
Participating securities	—	625	362
Net income for diluted net income per share	$80,135	$154,981	$87,340

Shares for basic net income per share	39,571	39,477	39,409
Effect of dilutive securities:
Stock options	4	3	10
Performance-based stock units	184	203	67
Participating securities	—	156	151
Total effect of dilutive securities	188	362	228
Shares for diluted net income per share	39,759	39,839	39,637

Basic net income per share	$2.03	$3.91	$2.21
Diluted net income per share	$2.02	$3.89	$2.20

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Quarterly Financial Information

	For the quarter ended
	March 31,	June 30,	September 30,	December 31,
	(unaudited, in thousands except per share amounts)
2019
Revenues	$45,456	$46,266	$47,119	$46,463
Net income available to common stockholders	$20,254	$20,352	$27,080	$12,449
Net income per common share available to common stockholders:
Basic	$0.51	$0.51	$0.68	$0.31
Diluted	$0.51	$0.51	$0.68	$0.31
Dividends per share declared	$0.57	$0.57	$0.57	$0.57
Dividends per share paid	$0.57	$0.57	$0.57	$0.57
2018
Revenues	$41,810	$41,472	$41,776	$43,587
Net income available to common stockholders	$20,271	$68,658	$34,782	$30,645
Net income per common share available to common stockholders:
Basic	$0.51	$1.74	$0.88	$0.78
Diluted	$0.51	$1.73	$0.88	$0.77
Dividends per share declared	$0.57	$0.57	$0.57	$0.57
Dividends per share paid	$0.57	$0.57	$0.57	$0.57

NOTE:	Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year.

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

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments. We do not invest our cash in auction rate securities. The carrying value and fair value of our financial instruments as of December 31, 2019 and 2018 assuming election of fair value for our financial assets and financial liabilities were as follows (in thousands):

	At December 31, 2019			At December 31, 2018
	Carrying	Fair		Carrying	Fair
	Value	Value		Value	Value
Mortgage loans receivable	$254,099	$312,824	(1)	$242,939	$295,492	(1)
Bank borrowings	93,900	93,900	(2)	112,000	112,000	(2)
Senior unsecured notes, net of debt issue costs	599,488	612,375	(3)	533,029	508,613	(3)
(1)	Our investment in mortgage loans receivable is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash inflows of the mortgage loans receivable at December 31, 2019 and 2018 was 9.0%.

(2)	Our bank borrowings bear interest at a variable interest rate. The estimated fair value of our bank borrowings approximated their carrying values at December 31, 2019 and 2018 based upon prevailing market interest rates for similar debt arrangements.

(3)	Our obligation under our senior unsecured notes is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is measured based upon management’s estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities. At December 31, 2019, the discount rate used to value our future cash outflow of our senior unsecured notes was 3.70% for those maturing before year 2026 and 3.90% for those maturing at or beyond year 2026. At December 31, 2018, the discount rate used to value our future cash outflow of our senior unsecured notes was 5.15% for those maturing before year 2026 and 5.40% for those maturing beyond year 2026.

16. Subsequent Events

The following events occurred subsequent to the balance sheet date.

Real Estate. We acquired a 140-bed SNF located in Texas for approximately $13,500,000 and entered into a 10-year master lease agreement with an initial cash yield of 8.5%, escalating 2% annually starting in the second year of the lease, with two five-year renewal options.

Debt: We borrowed $18,000,000, under our unsecured revolving line of credit. Accordingly, we have $111,900,000 outstanding and $488,100,000 available for borrowing under our unsecured revolving line of credit.

Equity: We declared a monthly cash dividend of $0.19 per share on our common stock for the months of January, February and March 2020, payable on January 31, February 28, and March 31, 2020, respectively, to stockholders of record on January 23, February 20, and March 23, 2020, respectively. Also, we acquired 34,016 shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations and we granted 76,464 shares of restricted common stock at $48.95 per share, which vest ratably from the grant date over a three-year period.

LTC PROPERTIES, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions
		(Recovered)
	Balance at	charged to	Charged to
	beginning of	costs and	other		Balance at end
Account Description	period	expenses	accounts (1)	Deductions (2)	of period
Year ended December 31, 2017
Loan loss reserves	$2,315	$(60)	$—	$—	$2,255
Other notes receivable allowance	166	—	—	—	166
Straight-line rent receivable allowance	960	(146)	—	—	814
	$3,441	$(206)	$—	$—	$3,235
Year ended December 31, 2018
Loan loss reserves	$2,255	$192	$—	$—	$2,447
Other notes receivable allowance	166	(38)	—	—	128
Straight-line rent receivable allowance	814	(68)	—	—	746
	$3,235	$86	$—	$—	$3,321
Year ended December 31, 2019
Loan loss reserves	$2,447	$113	$—	$—	$2,560
Other notes receivable allowance	128	53	—	—	181
Straight-line rent receivable allowance	746	—	(746)	—	—
	$3,321	$166	$(746)	$—	$2,741
(1)	In conjunction with adoption of ASC 842, we wrote-off our 1% general straight-line reserve. The write-off was charged to retained earnings.

(2)	Deductions represent uncollectible accounts written off.

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

				Costs
				capitalized	Gross amount at which carried at
		Initial cost to company		subsequent	December 31, 2019
			Building and	to		Building and		Accum	Construction/	Acquisition
	Encumbrances	Land	improvements	acquisition	Land	improvements	Total (1)	deprec.	renovation date	date
Skilled Nursing Properties:
134 Alamogordo, NM	$—	$210	$2,593	$641	$210	$3,234	$3,444	$1,504	1985	2001
218 Albuquerque, NM	—	1,696	3,891	530	1,696	4,421	6,117	1,954	2008	2005
219 Albuquerque, NM	—	1,950	8,910	207	1,950	9,117	11,067	3,881	1982	2005
220 Albuquerque, NM	—	2,463	7,647	9	2,463	7,656	10,119	3,234	1970	2005
042 Altoona, IA	—	105	2,309	444	105	2,753	2,858	1,987	1973	1996
252 Amarillo, TX	—	844	—	7,925	844	7,925	8,769	2,025	2013	2011
247 Arlington, TX	—	1,016	13,649	—	1,016	13,649	14,665	4,097	2007	2011
221 Beaumont, TX	—	370	1,141	106	370	1,247	1,617	563	1950	2005
213 Beeville, TX	—	186	1,197	70	186	1,267	1,453	518	1974	2004
007 Bradenton, FL	—	330	2,720	160	330	2,880	3,210	2,189	2012	1993
256 Brownwood, TX	—	164	6,336	—	164	6,336	6,500	1,562	2011	2012
043 Carroll, IA	—	47	1,033	213	47	1,246	1,293	898	1969	1996
177 Chesapeake, VA	—	388	3,469	2,777	388	6,246	6,634	3,581	2017	1995
257 Cincinnati, OH	—	1,890	25,110	—	1,890	25,110	27,000	4,303	2009	2012
125 Clovis, NM	—	561	5,539	307	561	5,846	6,407	2,730	2006	2001
129 Clovis, NM	—	598	5,902	59	598	5,961	6,559	2,805	1995	2001
268 Coldspring, KY	—	2,050	21,496	—	2,050	21,496	23,546	4,928	2014	2012
253 Colton, CA	—	2,474	15,158	—	2,474	15,158	17,632	3,512	1990	2011
211 Commerce City, CO	—	236	3,217	167	236	3,384	3,620	1,606	1964	2004
212 Commerce City, CO	—	161	2,160	95	161	2,255	2,416	1,051	1967	2004
246 Crowley, TX	—	2,247	14,276	—	2,247	14,276	16,523	4,196	2007	2011
235 Daleville, VA	—	279	8,382	—	279	8,382	8,661	2,611	2005	2010
258 Dayton, OH	—	373	26,627	—	373	26,627	27,000	4,598	2010	2012
168 Des Moines, IA	—	115	2,096	1,433	115	3,529	3,644	2,194	1972	1999
196 Dresden, TN	—	31	1,529	1,073	31	2,602	2,633	1,192	2014	2000
298 Forth Worth, TX	—	2,785	7,546	—	2,785	7,546	10,331	1,776	1998	2015
026 Gardendale, AL	—	100	7,550	2,084	100	9,634	9,734	6,166	2011	1996
185 Gardner, KS	—	896	4,478	4,150	896	8,628	9,524	3,987	2011	1999
248 Granbury, TX	—	836	6,693	—	836	6,693	7,529	2,631	2008	2011
044 Granger, IA	—	62	1,356	221	62	1,577	1,639	1,113	1979	1996
205 Grapevine, TX	—	431	1,449	188	431	1,637	2,068	938	1974	2002
250 Hewitt, TX	—	1,780	8,220	99	1,780	8,319	10,099	2,057	2008	2011
194 Holyoke, CO	—	211	1,513	283	211	1,796	2,007	1,118	1963	2000
051 Houston, TX	—	365	3,769	1,598	365	5,367	5,732	3,613	1968	1996
054 Houston, TX	—	202	4,458	1,426	202	5,884	6,086	4,119	2007	1996
055 Houston, TX	—	202	4,458	1,359	202	5,817	6,019	4,004	2008	1996
045 Jefferson, IA	—	86	1,883	296	86	2,179	2,265	1,522	1972	1996
318 Kansas City, MO	—	1,229	18,368	—	1,229	18,368	19,597	213	2018	2019
008 Lecanto, FL	—	351	2,665	2,737	351	5,402	5,753	3,873	2012	1993
300 Mansfield, TX	—	2,890	13,110	—	2,890	13,110	16,000	1,912	2015	2016
053 Mesa, AZ	—	305	6,909	1,876	305	8,785	9,090	5,876	1996	1996
242 Mission, TX	—	1,111	16,602	—	1,111	16,602	17,713	4,441	2004	2010
115 Nacogdoches, TX	—	100	1,738	168	100	1,906	2,006	1,203	1973	1997
233 Nacogdoches, TX	—	394	7,456	268	394	7,724	8,118	2,270	1991	2010
249 Nacogdoches, TX	—	1,015	11,109	—	1,015	11,109	12,124	3,729	2007	2011
245 Newberry, SC	—	439	4,639	608	439	5,247	5,686	1,902	1995	2011
244 Newberry, SC	—	919	5,454	131	919	5,585	6,504	1,796	2001	2011
046 Norwalk, IA	—	47	1,033	239	47	1,272	1,319	925	1975	1996
176 Olathe, KS	—	520	1,872	313	520	2,185	2,705	1,443	1968	1999
251 Pasadena, TX	—	1,155	14,345	522	1,155	14,867	16,022	3,461	2005	2011
210 Phoenix, AZ	—	334	3,383	456	334	3,839	4,173	1,923	1982	2004
193 Phoenix, AZ	—	300	9,703	92	300	9,795	10,095	5,853	1985	2000
047 Polk City, IA	—	63	1,376	153	63	1,529	1,592	1,085	1976	1996
094 Portland, OR	—	100	1,925	3,152	100	5,077	5,177	3,414	2007	1997
254 Red Oak, TX	—	1,427	17,173	—	1,427	17,173	18,600	3,995	2002	2012
124 Richland Hills, TX	—	144	1,656	427	144	2,083	2,227	1,189	1976	2001
197 Ripley, TN	—	20	985	1,638	20	2,623	2,643	1,224	2014	2000

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

				Costs
				capitalized	Gross amount at which carried at
		Initial cost to company		subsequent	December 31, 2019
			Building and	to		Building and		Accum	Construction/	Acquisition
	Encumbrances	Land	improvements	acquisition	Land	improvements	Total (1)	deprec.	renovation date	date
133 Roswell, NM	$—	$568	$5,235	$1,396	$568	$6,631	$7,199	$2,981	1975	2001
081 Sacramento, CA	—	220	2,929	1,481	220	4,410	4,630	2,510	2015	1997
085 Salina, KS	—	100	1,153	628	100	1,781	1,881	1,244	1985	1997
281 Slinger, WI	—	464	13,482	—	464	13,482	13,946	2,572	2014	2015
234 St. Petersburg, FL	—	1,070	7,930	500	1,070	8,430	9,500	2,286	1988	2010
243 Stephenville, TX	—	670	10,117	500	670	10,617	11,287	2,923	2009	2010
225 Tacoma, WA	—	723	6,401	901	723	7,302	8,025	3,294	2009	2006
178 Tappahannock, VA	—	375	1,327	397	375	1,724	2,099	1,507	1978	1995
270 Trinity, FL	—	1,653	12,748	—	1,653	12,748	14,401	2,544	2008	2013
192 Tucson, AZ	—	276	8,924	112	276	9,036	9,312	5,394	1992	2000
305 Union, KY	—	858	24,116	—	858	24,116	24,974	743	2019	2016
299 Weatherford, TX	—	836	11,902	—	836	11,902	12,738	2,285	1996	2015
236 Wytheville, VA	—	647	12,167	—	647	12,167	12,814	4,618	1996	2010
Skilled Nursing Properties	$—	$50,063	$499,692	$46,615	$50,063	$546,307	$596,370	$183,391
Assisted Living Properties:
317 Abington, VA	—	541	16,355	—	541	16,355	16,896	390	2015	2019
077 Ada, OK	—	100	1,650	—	100	1,650	1,750	966	1996	1996
105 Arvada, CO	—	100	2,810	6,960	100	9,770	9,870	3,262	2014	1997
304 Athens, GA	—	1,056	13,326	—	1,056	13,326	14,382	1,314	2016	2016
063 Athens, TX	—	96	1,510	104	96	1,614	1,710	982	1995	1996
320 Auburn Hills, MI	—	1,964	4,569	—	1,964	4,569	6,533	—	1995	2019
269 Aurora, CO	—	850	8,583	—	850	8,583	9,433	1,917	2014	2013
260 Aurora, CO	—	831	10,071	—	831	10,071	10,902	2,122	1999	2012
203 Bakersfield, CA	—	834	11,986	1,039	834	13,025	13,859	6,428	2002	2001
117 Beatrice, NE	—	100	2,173	231	100	2,404	2,504	1,287	1997	1997
277 Burr Ridge, IL	—	1,400	11,102	—	1,400	11,102	12,502	1,668	2016	2014
278 Castle Rock, CO	—	759	9,041	—	759	9,041	9,800	1,032	2012	2014
311 Cedarburg, WI	—	924	21,075	—	924	21,075	21,999	629	2019	2017
160 Central, SC	—	100	2,321	—	100	2,321	2,421	1,101	1998	1999
263 Chatham, NJ	—	5,365	36,399	—	5,365	36,399	41,764	7,347	2002	2012
307 Clovis, CA	—	2,542	19,126	—	2,542	19,126	21,668	1,374	2014	2017
308 Clovis, CA	—	3,054	14,172	—	3,054	14,172	17,226	979	2016	2017
279 Corpus Christi, TX	—	880	11,440	147	880	11,587	12,467	1,619	2016	2015
292 De Forest, WI	—	485	5,568	43	485	5,611	6,096	744	2006	2015
057 Dodge City, KS	—	84	1,666	4	84	1,670	1,754	1,034	1995	1995
083 Durant, OK	—	100	1,769	—	100	1,769	1,869	1,020	1997	1997
107 Edmond, OK	—	100	1,365	526	100	1,891	1,991	1,071	1996	1997
163 Ft. Collins, CO	—	100	2,961	3,405	100	6,366	6,466	2,510	2014	1999
170 Ft. Collins, CO	—	100	3,400	4,622	100	8,022	8,122	2,797	2014	1999
132 Ft. Meyers, FL	—	100	2,728	9	100	2,737	2,837	1,507	1998	1998
315 Ft. Worth, TX	—	1,534	11,099	—	1,534	11,099	12,633	474	2014	2018
100 Fremont ,OH	—	100	2,435	115	100	2,550	2,650	1,442	1997	1997
267 Frisco, TX	—	1,000	5,154	—	1,000	5,154	6,154	1,189	2014	2012
314 Frisco, TX	—	2,216	10,417	—	2,216	10,417	12,633	456	2015	2018
296 Glenview, IL		2,800	14,248	—	2,800	14,248	17,048	1,120	2017	2015
167 Goldsboro, NC	—	100	2,385	1	100	2,386	2,486	1,055	1998	1999
056 Great Bend, KS	—	80	1,570	21	80	1,591	1,671	1,097	1995	1995
102 Greeley, CO	—	100	2,310	270	100	2,580	2,680	1,459	1997	1997
284 Green Bay, WI	—	1,660	19,079	402	1,660	19,481	21,141	2,617	2004	2015
164 Greenville, NC	—	100	2,478	2	100	2,480	2,580	1,231	1998	1999
062 Greenville, TX	—	42	1,565	84	42	1,649	1,691	996	1995	1996
161 Greenwood, SC	—	100	2,638	—	100	2,638	2,738	1,339	1998	1999
241 Gulf Breeze, FL	—	720	3,780	261	720	4,041	4,761	1,223	2000	2010
295 Jacksonville, FL	—	1,389	12,756	56	1,389	12,812	14,201	1,444	2015	2015
066 Jacksonville, TX	—	100	1,900	77	100	1,977	2,077	1,195	1996	1996
310 Kansas City, MO		1,072	15,552	—	1,072	15,552	16,624	839	2017	2017
285 Kenosha, WI	—	936	12,361	240	936	12,601	13,537	1,515	2008	2015
255 Littleton, CO	—	1,882	8,248	—	1,882	8,248	10,130	1,718	2013	2012
268 Littleton, CO	—	1,200	8,688	—	1,200	8,688	9,888	2,007	2014	2013
148 Longmont, CO	—	100	2,640	—	100	2,640	2,740	1,443	1998	1998
060 Longview, TX	—	38	1,568	127	38	1,695	1,733	1,034	1995	1995
261 Louisville, CO	—	911	11,703	—	911	11,703	12,614	2,414	2000	2012

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

				Costs
				capitalized	Gross amount at which carried at
		Initial cost to company		subsequent	December 31, 2019
			Building and	to		Building and		Accum	Construction/	Acquisition
	Encumbrances	Land	improvements	acquisition	Land	improvements	Total (1)	deprec.	renovation date	date
301 Louisville, KY	$—	$1,021	$13,157	$17	$1,021	$13,174	$14,195	$1,288	2016	2016
114 Loveland, CO	—	100	2,865	270	100	3,135	3,235	1,758	1997	1997
068 Lufkin, TX	—	100	1,950	94	100	2,044	2,144	1,229	1996	1996
061 Marshall, TX	—	38	1,568	534	38	2,102	2,140	1,298	1995	1995
293 McHenry, IL	—	1,289	28,976	243	1,289	29,219	30,508	3,777	2005	2015
058 McPherson, KS	—	79	1,571	4	79	1,575	1,654	1,086	1994	1995
316 Medford, OR	—	750	13,650	—	750	13,650	14,400	575	1984	2018
239 Merritt Island, FL	—	550	8,150	100	550	8,250	8,800	2,347	2004	2010
104 Millville, NJ	—	100	2,825	749	100	3,574	3,674	1,754	1997	1997
286 Milwaukee, WI	—	818	8,014	61	818	8,075	8,893	1,084	2007	2015
231 Monroeville, PA	—	526	5,334	435	526	5,769	6,295	1,866	1997	2009
280 Murrells Inlet, SC	—	2,490	14,185	—	2,490	14,185	16,675	1,762	2016	2015
294 Murrieta, CA	—	2,022	11,136	—	2,022	11,136	13,158	1,432	2016	2015
289 Neenah, WI	—	694	20,839	244	694	21,083	21,777	2,606	1991	2015
166 New Bern, NC	—	100	2,427	1	100	2,428	2,528	1,095	1998	1999
118 Newark, OH	—	100	2,435	284	100	2,719	2,819	1,436	1997	1997
143 Niceville, FL	—	100	2,680	—	100	2,680	2,780	1,465	1998	1998
095 Norfolk, NE	—	100	2,123	301	100	2,424	2,524	1,277	1997	1997
306 Oak Lawn, IL	—	1,591	13,772	—	1,591	13,772	15,363	792	2018	2016
290 Oshkosh, WI	—	1,525	9,192	184	1,525	9,376	10,901	2,526	2009	2015
291 Oshkosh, WI	—	475	7,364	44	475	7,408	7,883	982	2005	2015
302 Overland Park, KS	—	1,951	11,882	281	1,951	12,163	14,114	1,344	2013	2016
232 Pittsburgh, PA	—	470	2,615	333	470	2,948	3,418	1,046	1994	2009
165 Rocky Mount, NC	—	100	2,494	1	100	2,495	2,595	1,157	1998	1999
059 Salina, KS	—	79	1,571	4	79	1,575	1,654	1,086	1994	1995
084 San Antonio, TX	—	100	1,900	—	100	1,900	2,000	1,094	1997	1997
092 San Antonio, TX	—	100	2,055	—	100	2,055	2,155	1,178	1997	1997
288 Sheboygan, WI	—	1,168	5,382	184	1,168	5,566	6,734	854	2006	2015
149 Shelby, NC	—	100	2,805	2	100	2,807	2,907	1,533	1998	1998
312 Spartanburg, SC	—	254	9,906	1,520	254	11,426	11,680	886	1999	2017
150 Spring Hill, FL	—	100	2,650	—	100	2,650	2,750	1,449	1998	1998
103 Springfield, OH	—	100	2,035	270	100	2,305	2,405	1,300	1997	1997
321 Sterling Heights, MI	—	1,133	11,473	—	1,133	11,473	12,606	—	1997	2019
162 Sumter, SC	—	100	2,351	—	100	2,351	2,451	1,143	1998	1999
140 Tallahassee, FL	—	100	3,075	—	100	3,075	3,175	1,684	1998	1998
098 Tiffin, OH	—	100	2,435	279	100	2,714	2,814	1,424	1997	1997
282 Tinley Park, IL	—	702	11,481	—	702	11,481	12,183	1,509	2016	2015
088 Troy, OH	—	100	2,435	605	100	3,040	3,140	1,641	1997	1997
080 Tulsa, OK	—	200	1,650	—	200	1,650	1,850	959	1997	1997
093 Tulsa, OK	—	100	2,395	—	100	2,395	2,495	1,370	1997	1997
238 Tupelo, MS	—	1,170	8,230	30	1,170	8,260	9,430	2,437	2000	2010
075 Tyler, TX	—	100	1,800	—	100	1,800	1,900	1,052	1996	1996
202 Vacaville, CA	—	1,662	11,634	1,770	1,662	13,404	15,066	6,442	2002	2001
091 Waco, TX	—	100	2,235	—	100	2,235	2,335	1,280	1997	1997
096 Wahoo, NE	—	100	2,318	161	100	2,479	2,579	1,378	1997	1997
108 Watauga, TX	—	100	1,668	—	100	1,668	1,768	949	1996	1997
287 Waukesha, WI	—	992	15,183	210	992	15,393	16,385	1,884	2009	2015
109 Weatherford, OK	—	100	1,669	592	100	2,261	2,361	1,278	1996	1997
309 West Chester, OH	—	2,355	13,553	22	2,355	13,575	15,930	978	2017	2017
276 Westminster, CO	—	1,425	9,575	—	1,425	9,575	11,000	1,867	2015	2013
110 Wheelersburg, OH	—	29	2,435	250	29	2,685	2,714	1,437	1997	1997
303 Wichita, KS	—	1,422	9,957	285	1,422	10,242	11,664	1,159	2011	2016
259 Wichita, KS	—	730	—	9,682	730	9,682	10,412	2,270	2013	2012
283 Wichita, KS	—	624	13,846	—	624	13,846	14,470	1,245	2016	2015
076 Wichita Falls, TX	—	100	1,850	—	100	1,850	1,950	1,081	1996	1996
120 Wichita Falls, TX	—	100	2,750	131	100	2,881	2,981	1,607	1997	1997
265 Williamstown, NJ	—	711	6,637	—	711	6,637	7,348	1,502	2000	2012
264 Williamstown, NJ	—	711	8,649	—	711	8,649	9,360	1,769	2000	2012
099 York, NE	—	100	2,318	78	100	2,396	2,496	1,359	1997	1997
Assisted Living Properties	$—	$75,001	$744,850	$39,001	$75,001	$783,851	$858,852	$163,473

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

				Costs
				capitalized	Gross amount at which carried at
		Initial cost to company		subsequent	December 31, 2019
			Building and	to		Building and			Accum	Construction/	Acquisition
	Encumbrances	Land	improvements	acquisition	Land	improvements	Total (1)		deprec.	renovation date	date
Other:
Properties:
297 Las Vegas, NV	—	1,965	7,308	1,144	1,965	8,452	10,417		891	1990/1994	2015
Properties	—	1,965	7,308	1,144	1,965	8,452	10,417		891
Land:
271 Howell, MI	—	420	—	—	420	—	420		—	N/A	2013
272 Milford, MI	—	450	—	—	450	—	450		—	N/A	2014
275 Yale, MI	—	73	—	—	73	—	73		—	N/A	2013
Land	—	943	—	—	943	—	943		—
Other Properties	—	2,908	7,308	1,144	2,908	8,452	11,360		891
Properties Under Development:
319 Independence, MO	—	2,644	1,514	—	2,644	1,514	4,158		—	N/A	2019
313 Medford, OR	—	636	13,195	—	636	13,195	13,831		—	N/A	2018
Properties Under Development	—	3,280	14,709	—	3,280	14,709	17,989		—
	$—	$131,252	$1,266,559	$86,760	$131,252	$1,353,319	$1,484,571	(2)	$347,755
(1)	Depreciation is computed principally by the straight-line method for financial reporting purposes which generally range of a life from 5 to 15 years for furniture and equipment, 35 to 50 years for buildings, 10 to 20 years for site improvements, 10 to 50 years for building improvements and the respective lease term for acquired lease intangibles.

(2)	As of December 31, 2019, our aggregate cost for Federal income tax purposes was $1,501.

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

Activity for the years ended December 31, 2019, 2018 and 2017 is as follows:

	For the Year Ended December 31,
	2019	2018	2017
Reconciliation of real estate:
Carrying cost:
Balance at beginning of period	$1,421,456	$1,392,122	$1,301,563
Acquisitions	58,414	40,408	82,405
Improvements	23,363	38,528	25,800
Capitalized interest	608	1,248	908
Cost of real estate sold	(19,270)	(50,850)	(18,554)
Ending balance	$1,484,571	$1,421,456	$1,392,122
Accumulated depreciation:
Balance at beginning of period	$314,875	$306,033	$275,861
Depreciation expense	39,094	37,416	37,492
Cost of real estate sold	(6,214)	(28,574)	(7,320)
Ending balance	$347,755	$314,875	$306,033

LTC PROPERTIES, INC.

SCHEDULE IV

MORTGAGE LOANS RECEIVABLE ON REAL ESTATE

(in thousands)

										Principal
										Amount of
									Carrying	Loans
							Current		Amount of	Subject to
	(Unaudited)						Monthly	Face	Mortgages	Delinquent
	Number of				Final	Balloon	Debt	Amount of	December 31,	Principal or
State	Properties		Units/Beds (3)	Interest Rate (1)	Maturity Date	Amount (2)	Service	Mortgages	2018	Interest
MI	15		2,029	9.92%	2043	$161,966	$1,535	$188,966	$184,265	$—
MI	4		501	9.24%	2045	32,286	278	36,116	35,715	—
MI	1		157	9.41%	2045	14,325	117	15,000	14,801	—
MI	2		205	9.41%	2045	19,513	154	19,513	19,318	—
	22	(4)	2,892			$228,090	$2,084	$259,595	$254,099	$—
(1)	Represents current stated interest rate. Generally, the loans have a 30-year amortization with principal and interest payable at varying amounts over the life to maturity with annual interest adjustments through specified fixed rate increases effective either on the first anniversary or calendar year of the loan.

(2)	Balloon payment is due upon maturity.

(3)	This number is based upon unit/bed counts shown on operating licenses provided to us by borrowers or units/beds as stipulated by mortgage documents. We have found during the years that these numbers often differ, usually not materially, from units/beds in operation at any point in time. The differences are caused by such things as operators converting a patient/resident room for alternative uses, such as offices or storage, or converting a multi-patient room/unit into a single patient room/unit. We monitor our properties on a routine basis through site visits and reviews of current licenses. In an instance where such change would cause a de-licensing of beds or in our opinion impact the value of the property, we would take action against the borrower to preserve the value of the property/collateral.

(4)	Includes 4 first-lien mortgage loans as follows:

Number of Loans	Original loan amounts
0	$ 500 - $2,000
0	$2,001 - $3,000
0	$3,001 - $4,000
0	$4,001 - $5,000
0	$5,001 - $6,000
0	$6,001 - $7,000
4	$7,001 +

Mortgage loans receivable activity for the years ended December 31, 2019, 2018 and 2017 is as follows:

Balance— December 31, 2016	$229,801
New mortgage loans	—
Other additions	11,913
Land conveyance	—
Amortization of mortgage premium	(4)
Collections of principal	(17,863)
Foreclosures	—
Loan loss reserve	60
Other deductions	—
Balance— December 31, 2017	223,907
New mortgage loans	14,525
Other additions	6,839
Land conveyance	—
Amortization of mortgage premium	(4)
Collections of principal	(2,136)
Foreclosures	—
Loan loss reserve	(192)
Other deductions	—
Balance— December 31, 2018	242,939
New mortgage loans	7,500
Other additions	4,842
Land conveyance	—
Amortization of mortgage premium	(4)
Collections of principal	(1,065)
Foreclosures	—
Loan loss reserve	(113)
Other deductions	—
Balance— December 31, 2019	$254,099

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

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect material misstatements on a timely basis. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control— Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of the end of the fiscal year ended December 31, 2019, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by Ernst &Young LLP, independent registered public accounting firm. Ernst & Young LLP’s report on our internal control over financial reporting appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of LTC Properties, Inc.

Opinion on Internal Control over Financial Reporting

We have audited LTC Properties, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, LTC Properties, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated statements of income and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedules listed in the Index at Item 15(a) and our report dated February 20, 2020 expressed an unqualified opinion thereon.

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

February 20, 2020

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our definitive proxy statement for the 2020 Annual Meeting of Stockholders (to be filed with the SEC within 120 days of our December 31, 2019 fiscal year end) under the headings “Proposal 1 Election of Directors,” “Corporate Governance Principles and Board Matters,” and “Executive Officers.”

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our definitive proxy statement for the 2020 Annual Meeting of Stockholders (to be filed with the SEC within 120 days of our December 31, 2019 fiscal year end) under the headings “Executive Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Director Compensation,” and “Compensation Committee Report.”

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our definitive proxy statement for the 2020 Annual Meeting of Stockholders (to be filed with the SEC within 120 days of our December 31, 2019 fiscal year end) under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our definitive proxy statement for the 2020 Annual Meeting of Stockholders (to be filed with the SEC within 120 days of our December 31, 2019 fiscal year end) under the heading “Certain Relationships and Related Transactions, and Director Independence.”

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our definitive proxy statement for the 2020 Annual Meeting of Stockholders (to be filed with the SEC within 120 days of our December 31, 2019 fiscal year end) under the heading “Independent Registered Public Accounting Firm Fees and Services.”

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

(a)(3) Exhibits

Exhibit Number	Description
3.1	LTC Properties, Inc. Articles of Restatement (incorporated by reference to Exhibit 3.1.2 to LTC Properties Inc.’s Current Report on Form 8-K (File No. 1-11314) dated June 1, 2016)
3.2	Bylaws of LTC Properties, Inc., as restated June 2, 2015 (incorporated by reference to Exhibit 3.2 to LTC Properties Inc.’s Current Report on Form 8-K (File No. 1-11314) dated June 2, 2015)
4.1	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934
10.1	Note Purchase Agreement dated February 16, 2017 (incorporated by reference to Exhibit 10.7 to LTC Properties, Inc.’s Annual Report on Form 10-K (File No. 1-11314) for the year ended December 31, 2016)
10.2

Note Purchase and Private Shelf Agreement between LTC Properties, Inc. and AIG Asset Management (U.S.) LLC dated August 4, 2015 (incorporated by reference to Exhibit 10.4 to LTC Properties Inc.’s Quarterly Report on Form 10-Q (File No. 1-11314) for the quarter ended June 30, 2015)

10.3

Amended and Restated Note Purchase and Private Shelf Agreement between LTC Properties, Inc. and AIG Asset Management (U.S.) LLC dated June 2, 2016 (incorporated by reference to Exhibit 10.1 to LTC Properties Inc.’s Current Report on Form 8-K dated June 1, 2016)

10.4

Equity Distribution Agreement, dated March 1, 2019, by and between LTC Properties, Inc. and JMP Securities LLC (incorporated by reference to Exhibit 1.1 to LTC Properties Inc.’s Current Report on Form 8-K (File No. 1-11314) dated March 1, 2019)

10.5

Equity Distribution Agreement, dated March 1, 2019, by and between LTC Properties, Inc. and Credit Agricole Securities (USA) Inc. (incorporated by reference to Exhibit 1.2 to LTC Properties Inc.’s Current Report on Form 8-K (File No. 1-11314) dated March 1, 2019)

10.6

Equity Distribution Agreement, dated March 1, 2019, by and between LTC Properties, Inc. and KeyBanc Capital Markets Inc. (incorporated by reference to Exhibit 1.3 to LTC Properties Inc.’s Current Report on Form 8-K (File No. 1-11314) dated March 1, 2019)

Exhibit Number	Description
10.7

Equity Distribution Agreement, dated March 1, 2019, by and between LTC Properties, Inc. and Mizuho Securities USA Inc. (incorporated by reference to Exhibit 1.4 to LTC Properties Inc.’s Current Report on Form 8-K (File No. 1-11314) dated March 1, 2019)

10.8	Second Amended and Restated Credit Agreement dated June 27, 2018 (incorporated by reference to Exhibit 10.1 to LTC Properties Inc.’s Current Report on Form 8-K dated June 27, 2018)
10.9

Employment Agreement of Wendy Simpson dated November 12, 2014 (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.’s Current Report on Form 8-K (File No. 1-11314) dated November 12, 2014)

10.10

Employment Agreement of Pamela Kessler, effective as of November 12, 2014 (incorporated by reference to Exhibit 10.2 to LTC Properties, Inc.’s Current Report on Form 8-K (File No. 1-11314) dated November 12, 2014)

10.11+

Employment Agreement of Clint Malin, effective as of November 12, 2014 (incorporated by reference to Exhibit 10.3 to LTC Properties, Inc.’s Current Report on Form 8-K (File No. 1-11314) dated November 12, 2014)

10.12+

Annual Cash Bonus Incentive Plan, effective as of October 27, 2014 (incorporated by reference to Exhibit 10.9 to LTC Properties, Inc.’s Annual Report on Form 10-K (File No. 1-11314) for the year ended December 31, 2014)

10.13+	The 2015 Equity Participation Plan of LTC Properties, Inc. (incorporated by reference to Exhibit 4.3 to LTC Properties, Inc.’s Registration Statement on Form S-8 (File No. 333-205115)
10.14+

Form of Stock Option Agreement under the 2015 Equity Participation Plan (incorporated by reference to Exhibit 10.20 to LTC Properties, Inc.’s Annual Report on Form 10-K (File No. 1-11314) for the year ended December 31, 2015)

10.15

Form of Restricted Stock Agreement under the 2015 Equity Participation Plan (incorporated by reference to Exhibit 10.21 to LTC Properties, Inc.’s Annual Report on Form 10-K (File No. 1-11314) for the year ended December 31, 2015)

10.16

Form of Performance Based Market Stock Unit Agreement under the 2015 Equity Participation Plan (incorporated by reference to Exhibit 10.2 to LTC Properties Inc.’s Current Report on Form 8-K dated June 1, 2016)

10.17

Form of Indemnification Agreement dated as of July 30, 2009 between LTC Properties, Inc. and its Directors and Officers (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.’s Quarterly Report on Form 10-Q (File No. 1-11314) for the quarter ended June 30, 2009)

21	List of Subsidiaries
23.1	Consent of Independent Registered Accounting Firm
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+	Management contract or compensatory plan or arrangement in which an executive officer or director of the Company participates

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC. Registrant
Dated: February 20, 2020

By:	/s/ Pamela J. Kessler PAMELA J. KESSLER Executive Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Wendy L. Simpson WENDY L. SIMPSON	Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)	February 20, 2020

/s/ Pamela J. Kessler PAMELA J. KESSLER	Executive Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)	February 20, 2020

/s/ Boyd Hendrickson BOYD HENDRICKSON	Director	February 20, 2020

/s/ Devra G. Shapiro DEVRA G. SHAPIRO	Director	February 20, 2020

/s/ JAMES J. PIECZYNSKI JAMES J. PIECZYNSKI	Director	February 20, 2020

/s/ Timothy J. Triche TIMOTHY J. TRICHE	Director	February 20, 2020