Form 10-Q
period 2020-03-31
LTC PROPERTIES INC
filed 2020-05-04
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Yes ☐ No ☑

The number of shares of common stock outstanding on April 24, 2020 was 39,217,848.

LTC PROPERTIES, INC.

FORM 10-Q

March 31, 2020

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share)

	March 31, 2020	December 31, 2019
	(unaudited)	(audited)
ASSETS
Investments:
Land	$127,774	$126,703
Buildings and improvements	1,310,403	1,295,899
Accumulated depreciation and amortization	(320,332)	(312,642)
Operating real estate property, net	1,117,845	1,109,960
Properties held-for-sale, net of accumulated depreciation: 2020—$0; 2019—$35,113	—	26,856
Real property investments, net	1,117,845	1,136,816

Mortgage loans receivable, net of loan loss reserve: 2020—$2,563; 2019—$2,560	254,396	254,099
Real estate investments, net	1,372,241	1,390,915
Notes receivable, net of loan loss reserve: 2020—$179; 2019—$181	17,769	17,927
Investments in unconsolidated joint ventures	19,061	19,003
Investments, net	1,409,071	1,427,845

Other assets:
Cash and cash equivalents	30,888	4,244
Debt issue costs related to bank borrowings	1,948	2,164
Interest receivable	28,097	26,586
Straight-line rent receivable	46,541	45,703
Lease incentives	2,764	2,552
Prepaid expenses and other assets	5,476	5,115
Total assets	$1,524,785	$1,514,209
LIABILITIES
Bank borrowings	$89,900	$93,900
Senior unsecured notes, net of debt issue costs: 2020—$773; 2019—$812	599,527	599,488
Accrued interest	3,503	4,983
Accrued expenses and other liabilities	25,800	30,412
Total liabilities	718,730	728,783
EQUITY
Stockholders’ equity:
Common stock: $0.01 par value; 60,000 shares authorized; shares issued and outstanding: 2020—39,218; 2019—39,752	392	398
Capital in excess of par value	847,572	867,346
Cumulative net income	1,357,115	1,293,482
Cumulative distributions	(1,407,450)	(1,384,283)
Total LTC Properties, Inc. stockholders’ equity	797,629	776,943
Non-controlling interests	8,426	8,483
Total equity	806,055	785,426
Total liabilities and equity	$1,524,785	$1,514,209

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(amounts in thousands, except per share, unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Rental income	$38,035	$37,624
Interest income from mortgage loans	7,777	7,311
Interest and other income	598	521
Total revenues	46,410	45,456
Expenses:
Interest expense	7,710	7,467
Depreciation and amortization	9,669	9,607
Provision for doubtful accounts	1	83
Transaction costs	70	—
Property tax expense	4,223	4,386
General and administrative expenses	5,100	4,571
Total expenses	26,773	26,114
Other operating income:
Gain on sale of real estate, net	43,854	—
Operating income	63,491	19,342
Income from unconsolidated joint ventures	231	1,085
Net income	63,722	20,427
Income allocated to non-controlling interests	(89)	(81)
Net income attributable to LTC Properties, Inc.	63,633	20,346
Income allocated to participating securities	(263)	(92)
Net income available to common stockholders	$63,370	$20,254

Earnings per common share:
Basic	$1.60	$0.51
Diluted	$1.60	$0.51

Weighted average shares used to calculate earnings per common share:
Basic	39,539	39,532
Diluted	39,541	39,874

Dividends declared and paid per common share	$0.57	$0.57

Comprehensive Income:
Net income	$63,722	$20,427
Comprehensive income	$63,722	$20,427

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

			Capital in	Cumulative		Total	Non-
	Common Stock		Excess of	Net	Cumulative	Stockholder's	Controlling	Total
	Shares	Amount	Par Value	Income	Distributions	Equity	Interests	Equity
Balance—December 31, 2018	39,657	$397	$862,712	$1,255,764	$(1,293,383)	$825,490	$7,481	$832,971
Cumulative Effect of the adoption of the ASC 842	—	—	—	(42,808)	—	(42,808)	—	(42,808)
As Adjusted Balance at January 1, 2019	39,657	$397	$862,712	$1,212,956	$(1,293,383)	$782,682	$7,481	$790,163
Common Stock cash distributions ($0.57 per share)	—	—	—	—	(22,631)	(22,631)	—	(22,631)
Vesting of performance-based stock units	48	—	—	—	(300)	(300)	—	(300)
Issuance of restricted stock	78	—	(1)	—	—	(1)	—	(1)
Stock-based compensation expense	—	—	1,689	—	—	1,689	—	1,689
Net income	—	—	—	20,346	—	20,346	81	20,427
Non-controlling interest contributions	—	—	—	—	—	—	919	919
Non-controlling interest distributions	—	—	—	—	—	—	(89)	(89)
Other	(44)	—	(2,024)	—	—	(2,024)	—	(2,024)
Balance—March 31, 2019	39,739	$397	$862,376	$1,233,302	$(1,316,314)	$779,761	$8,392	$788,153
Common Stock cash distributions ($0.57 per share)	—	—	—	—	(22,653)	(22,653)	—	(22,653)
Issuance of restricted stock	8	—	(6)	—	—	(6)	—	(6)
Stock-based compensation expense	—	—	1,623	—	—	1,623	—	1,623
Net income	—	—	—	20,446	—	20,446	88	20,534
Non-controlling interest contributions	—	—	—	—	—	—	46	46
Non-controlling interest distributions	—	—	—	—	—	—	(87)	(87)
Balance—June 30, 2019	39,747	$397	$863,993	$1,253,748	$(1,338,967)	$779,171	$8,439	$787,610
Common Stock cash distributions ($0.57 per share)	—	—	—	—	(22,658)	(22,658)	—	(22,658)
Stock option exercises	5	1	122	—	—	123	—	123
Stock-based compensation expense	—	—	1,626	—	—	1,626	—	1,626
Net income	—	—	—	27,192	—	27,192	88	27,280
Non-controlling interest distributions	—	—	—	—	—	—	(67)	(67)
Other	—	—	(20)	—	—	(20)	—	(20)
Balance—September 30, 2019	39,752	$398	$865,721	$1,280,940	$(1,361,625)	$785,434	$8,460	$793,894
Common Stock cash distributions ($0.57 per share)	—	—	—	—	(22,658)	(22,658)	—	(22,658)
Stock-based compensation expense	—	—	1,625	—	—	1,625	—	1,625
Net income	—	—	—	12,542	—	12,542	89	12,631
Non-controlling interest distributions	—	—	—	—	—	—	(66)	(66)
Balance—December 31, 2019	39,752	$398	$867,346	$1,293,482	$(1,384,283)	$776,943	$8,483	$785,426
Common Stock cash distributions ($0.57 per share)	—	—	—	—	(22,581)	(22,581)	—	(22,581)
Vesting of performance-based stock units	82	—	—	—	(586)	(586)	—	(586)
Issuance of restricted stock	76	1	(1)	—	—	—	—	—
Repurchase of common stock	(616)	(6)	(18,006)	—	—	(18,012)	—	(18,012)
Stock-based compensation expense	—	—	1,777	—	—	1,777	—	1,777
Net income	—	—	—	63,633	—	63,633	89	63,722
Non-controlling interest distributions	—	—	—	—	—	—	(146)	(146)
Other	(76)	(1)	(3,544)	—	—	(3,545)	—	(3,545)
Balance—March 31, 2020	39,218	$392	$847,572	$1,357,115	$(1,407,450)	$797,629	$8,426	$806,055

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, unaudited)

	Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES:
Net income	$63,722	$20,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,669	9,607
Stock-based compensation expense	1,777	1,689
Gain on sale of real estate, net	(43,854)	—
Income from unconsolidated joint ventures	(231)	(1,085)
Income distributions from unconsolidated joint ventures	231	1,105
Straight-line rental income	(839)	(1,238)
Adjustment for collectibility of rental income	—	1,926
Lease incentives funded	(13)	—
Amortization of lease incentives	101	87
Provision for doubtful accounts	1	83
Other non-cash items, net	256	252
Increase in interest receivable	(1,511)	(1,444)
(Decrease) increase in accrued interest payable	(1,480)	13
Net change in other assets and liabilities	(3,975)	(4,635)
Net cash provided by operating activities	23,854	26,787
INVESTING ACTIVITIES:
Investment in real estate properties	(13,581)	(15,971)
Investment in real estate developments	(4,854)	(6,957)
Investment in real estate capital improvements	(1,119)	(259)
Capitalized interest	(191)	(260)
Proceeds from sale of real estate, net	71,905	225
Investment in real estate mortgage loans receivable	(366)	(1,454)
Principal payments received on mortgage loans receivable	65	65
Investments in unconsolidated joint ventures	(58)	(293)
Proceeds from dissolution of unconsolidated joint ventures	—	3,400
Advances and originations under notes receivable	(141)	(6,953)
Principal payments received on notes receivable	—	41
Net cash provided by (used in) investing activities	51,660	(28,416)
FINANCING ACTIVITIES:
Bank borrowings	24,000	36,900
Repayment of bank borrowings	(28,000)	(2,000)
Principal payments on senior unsecured notes	—	(4,167)
Stock repurchase plan	(18,012)	—
Distributions paid to stockholders	(23,167)	(22,931)
Distributions paid to non-controlling interests	(146)	(90)
Other	(3,545)	(2,024)
Net cash (used in) provided by financing activities	(48,870)	5,688
Increase in cash, cash equivalents and restricted cash	26,644	4,059
Cash, cash equivalents and restricted cash, beginning of period	4,244	4,764
Cash, cash equivalents and restricted cash, end of period	$30,888	$8,823

Supplemental disclosure of cash flow information:
Interest paid	$8,935	$7,202
Non-cash investing and financing transactions:
Right of use asset	$—	$1,445
Lease liability	$—	$1,445
Reclassification of notes receivable to lease incentives	$300	$—

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

We have prepared consolidated financial statements included herein without audit and in the opinion of management have included all adjustments necessary for a fair presentation of the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to rules and regulations governing the presentation of interim financial statements. The accompanying consolidated financial statements include the accounts of our company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2020 and 2019 are not necessarily indicative of the results for a full year.

No provision has been made for federal or state income taxes. Our company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As such, we generally are not taxed on income that is distributed to our stockholders.

New Accounting Pronouncements

New Accounting Standards Adopted by Our Company

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 (“ASU 2016-02”), Leases, which is codified under Accounting Standards Codification (“ASC”) as ASC Topic 842, Leases. Among other changes, ASU 2016-02 amends the previous accounting for lessors to:

●	Modify the accounting and lease classification criteria;

●	On a quarterly basis, on an individual lease basis, assess the collectibility of substantially all of the lease payments through maturity. If collectibility is not probable, the lease income recorded during the period would be limited to lesser of the income that would have been recognized if collection were probable, and the lease payments received; and

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

●	Exclude the lessor costs that are directly paid by the lessee to third parties on lessor’s behalf from variable payments. However, the lessor costs that are paid by the lessor and reimbursed by the lessee are required to be included in variable payments.

As a result of adopting ASU 2016-02 on January 1, 2019, using the modified retrospective transition approach, we evaluated the collectibility of our lease payments and determined that the level of collectibility certainty cannot be achieved for certain operators. Accordingly, we recognized a cumulative effect adjustment to equity of $42,808,000. Additionally, we now report real estate taxes that are reimbursed by our operators as Rental income with a corresponding Property tax expense in the Consolidated Statements of Income and Comprehensive Income. Furthermore, we assess the collectibility of substantially all of our lease payments through maturity and if collectibility is not probable, all or a portion of our straight-line rent receivable and other lease receivables may be written off and the rental income during the period would be limited to the lesser of the income that would have been recognized if collection were probable, and the lease payments received. Our assessment of collectibility of leases includes evaluating the data and assumptions used in determining whether substantially all of the future lease payments were probable based on the lessee’s payment history, the financial strength of the lessees, future contractual rents, and the timing of expected payments.

In April 2020, the FASB staff released a set of four questions and answers to provide guidance regarding accounting for lease concessions in response to the novel coronavirus (“COVID-19”) pandemic. The FASB staff guidance indicates that lessors could elect an accounting policy to not evaluate whether rent concessions provided in response to the COVID-19 pandemic are lease modifications. When only the timing of payments is impacted by the rent deferrals, but the amount of the consideration is substantially the same as required by the original lease agreement, the FASB listed two methods for lessors to account for the rent deferrals. We are still evaluating these methods:

●	Account for the rent deferrals as if there were no changes made to the lease agreement. Accordingly, increase the lease receivable and continue to recognize income.

●	Account for the rent deferrals as variable lease payments.

In 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This standard requires a new forward looking “expected loss” model to be used for receivables, held-to-maturity debt, loans, and other instruments. When shared risk characteristics exist, ASU 2016-13 requires a collective basis measurement of expected credit losses of the financial assets. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019.

We adopted ASU 2016-13 on January 1, 2020 and determined our Mortgage loans receivable and Notes receivable are within the scope of this ASU. We deem delinquency a credit quality indicator and consider delinquency to be 60 days of non-payment of amounts due. We utilize the probability of default and discounted cash flow methods to estimate expected credit losses. Additionally, we stress-tested the results to reflect the impact of unknown adverse future events including recessions, public health outbreaks and pandemics or epidemics, such as the coronavirus pandemic (“COVID-19”). We concluded that the adoption of ASU 2016-13 did not have a material impact on our financial statements at March 31, 2020 given that the historical reserves we had previously established approximated the expected credit losses computed by the models we utilized in the adoption of ASU 2016-13.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The expected credit losses for our financial instruments that are within the scope of ASU 2016-13 are as follows (in thousands):

			Increase
			/(Decrease)
		Balance	in Expected	Balance
	Balance Sheet	at	Credit Loss	at
Description	Location	12/31/2019	During the Quarter	3/31/2020
Expected credit losses for mortgage loans receivable	Mortgage loans receivable, net of loan loss reserve	$2,560	$3	$2,563
Expected credit losses for notes receivable	Notes receivable, net of loan loss reserve	$181	$(2)	$179

We elected not to measure an allowance for expected credit losses on accrued interest receivables as we have a policy in place to reserve or write off accrued interest receivables in a timely manner through our quarterly review of the loan and property performance. Therefore, we elected the policy to write off accrued interest receivables by reversing interest income and/or recognizing credit loss expense. As of March 31, 2020, total balance of accrued interest receivables of $28,097,000 was not included in the measurement of expected credit loss. For the three months ended March 31, 2020 and 2019, Company did not recognize any write-off of accrued interest receivables.

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

(i)a specified percentage increase over the prior year’s rent, generally between 2.0% and 2.5%;
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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table summarizes our investments in owned properties at March 31, 2020 (dollar amounts in thousands):

						Average
		Percentage	Number	Number of		Investment
	Gross	of	of	SNF	ALF	per
Type of Property	Investment	Investment	Properties (1)	Beds	Units	Bed/Unit
Assisted Living	$876,319	60.9%	107	—	6,164	$142.17
Skilled Nursing	543,814	37.8%	50	6,283	212	$83.73
Under Development (2)	6,684	0.5%	—	—	—	—
Other (3)	11,360	0.8%	1	118	—	—
Total	$1,438,177	100.0%	158	6,401	6,376
(1)	We own properties in 27 states that are leased to 29 different operators.

(2)	Represents a 90-bed SNF development project located in Missouri.

(3)	Includes three parcels of land held-for-use, and one behavioral health care hospital.

Future minimum base rents receivable under the remaining non-cancelable terms of operating leases excluding the effects of straight-line rent receivable, amortization of lease incentives and renewal options are as follows (in thousands):

Cash
Rent (1)
2020	$101,584
2021	127,050
2022	128,250
2023	129,900
2024	126,374
Thereafter	625,531
(1)	Represents contractual cash rent, except for Anthem Memory Care (“Anthem”) lease which is based on cash rent received. See below for more information.

Anthem operates 11 operational memory care communities under a master lease and was placed in default in 2017 resulting from Anthem’s partial payment of its minimum rent. However, we did not enforce our rights and remedies pertaining to the event of default, under the stipulation that Anthem achieves sufficient performance and pays agreed upon rent. We currently anticipate that Anthem will pay $9,900,000 of annual cash rent during 2020. However, COVID-19 may adversely impact Anthem’s operating cash flow and ability to pay rent. In accordance with ASC 842 lease accounting guidance, at January 1, 2019, we evaluated the collectibility of straight-line rent receivable and lease incentive balances related to Anthem and determined that it was not probable that we would collect substantially all of the contractual lease obligations through maturity. Accordingly, we wrote-off the balances to equity as of January 1, 2019, as required by the ASC 842 transition guidance.

Preferred Care, Inc. (“Preferred Care”) and affiliated entities filed for Chapter 11 bankruptcy in 2017 as a result of a multi-million-dollar judgment in a lawsuit in Kentucky against Preferred Care and certain affiliated entities. Preferred Care leased 24 properties (“Properties”) under two master leases from us and the Preferred Care operating entities that sublease those Properties did not file for bankruptcy. In accordance with ASC 842 lease accounting guidance, at January 1, 2019, we evaluated the collectibility of straight-line rent receivable and lease incentive balances related to Preferred Care and determined it was not probable that we would collect substantially all of the contractual lease obligations through maturity. Accordingly, we wrote-off the balances to equity as of January 1, 2019, as required by the ASC

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

842 transition guidance. Preferred Care did not affirm our master leases and subsequently filed for Chapter 7 bankruptcy in 2019. The monthly contractual obligation under the master leases was approximately $1,000,000, however, during the third quarter of 2019, Preferred Care began paying only $55,000 of monthly rent.

During the fourth quarter of 2019, we entered into multiple contracts to sell the Properties, all of which were completed during the first quarter of 2020. The combined net proceeds from the sales, including the 2019 transactions, was approximately $77,900,000 resulting in a total gain of approximately $44,000,000. The Properties had a combined net book value of $35,600,000. The 21 properties sold in the first quarter of 2020, which included 2,411 beds in Arizona, Colorado, Iowa, Kansas and Texas, were sold through multiple transactions and generated net proceeds of approximately $71,900,000. These 21 properties had a combined net book value of $29,100,000 and resulted in total gain on sale of $43,900,000 in the first quarter of 2020 which was recorded as Gain on sale of real estate, net in the consolidated statements of income and comprehensive income.

Senior Care Centers, LLC and affiliates and subsidiaries (“Senior Care”) filed for Chapter 11 bankruptcy as a result of lease terminations from certain landlords and on-going operational challenges in December 2018. Senior Care did not pay us December 2018 rent and accordingly, in December 2018, we placed Senior Care on a cash basis. In accordance with ASC 842 lease accounting guidance, at January 1, 2019, we evaluated the collectibility of straight-line rent receivable and lease incentive balance related to Senior Care and determined it was not probable that we would collect substantially all of the contractual lease obligations through maturity. Accordingly, we wrote-off the balances to equity as of January 1, 2019, as required by the ASC 842 transition guidance. During 2019, we received a court ordered reimbursement from Senior Care for the December 2018 unpaid rent, late fees and legal costs totaling $1,596,000. In March 2020, Senior Care emerged from bankruptcy and affirmed our master lease. Senior Care is current on all its rent, real estate property tax escrow and maintenance deposits.

The following table summarizes components of our rental income for the three months ended March 31, 2020 and 2019 (in thousands):

Rental Income	2020		2019
Base cash rental income	$33,015		$33,914
Variable cash rental income	4,282	(1)	4,485	(1)
Straight-line rent	839		1,238
Adjustment for collectibility of rental income	—		(1,926)	(2)
Amortization of lease incentives	(101)		(87)
Total	$38,035		$37,624
(1)	The variable rental income for the three months ended March 31, 2020, includes $60 related to contingent rental income and $4,222 related to our real estate taxes which were reimbursed by our operators. The variable rental income for the three months ended March 31, 2019 includes $150 related to contingent rental income and $4,335 related to our real estate taxes which were reimbursed by our operators. Per the provisions of ASC 842, any lessor cost, paid by the lessor and reimbursed by the lessee, must be included as a lease payment.

(2)	During the first quarter of 2019, we terminated a lease agreement and transitioned two operating seniors housing communities under the lease agreement to a new operator. As a result of the lease termination, we wrote-off $1,926 straight-line rent receivable to contra-revenue in accordance with ASC 842.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Some of our lease agreements provide purchase options allowing the lessees to purchase the properties they currently lease from us. The following table summarizes information about purchase options included in our lease agreements (dollar amount in thousands):

	Type	Number
	of	of	Gross	Carrying	Option
State	Property	Properties	Investments	Value	Window
California	ALF/MC	2	$38,895	$36,307	2024-2029
California	ALF	2	29,655	16,588	2021-TBD	(1)
Florida	MC	1	14,201	12,670	2028-2029
Kentucky and Ohio	MC	2	30,152	27,698	2028-2029
Texas	MC	2	25,265	24,180	2025-2027
South Carolina	ALF/MC	1	11,680	10,648	2028-2029
Total			$149,848	$128,091
(1)	The option window ending date will be either 24 months or 48 months after the option window commences, based on certain contingencies.

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, and on March 13, 2020, the United States declared a national emergency with regard to COVID-19. As required by ASC 842, we assess the collectibility of our lease payments through maturity on a quarterly basis. At March 31, 2020, in conjunction with the rising levels of uncertainty related to the adverse effects of COVID-19, we assessed the probability of collecting substantially all of our lease payments through maturity and concluded that we did not have sufficient information available to evaluate the impact of COVID-19 on the collectibility of our lease payments. The extent to which COVID-19 could impact our operators and the collectibility of our future lease payments will depend on the future developments including the financial impact significance and the duration of the pandemic. We will continue to evaluate the collectibility of our lease payments through maturity on a quarterly basis, including the financial impact of COVID-19. If we determine that we do not have the level of collectibility certainty required by ASC 842 related to certain operators, all or a portion of our straight-line rent receivable and other lease receivables will be written-off. In recognition of the unique conditions affecting our operators, we have agreed to rent deferrals for certain operators totaling $772,000 for April 2020, of which $137,000 was returned back to us. The $772,000 April rent deferrals represent approximately 7% of our April contractual rent.

Acquisitions and Developments: The following table summarizes our acquisitions for the three months ended March 31, 2020 and 2019 (dollar amounts in thousands):

				Total	Number	Number
		Purchase	Transaction	Acquisition	of	of
Year	Type of Property	Price	Costs (1)	Costs	Properties	Beds/Units
2020	Skilled Nursing (2)	$13,500	$81	$13,581	1	140

2019	Assisted Living (3)	$16,719	$171	$16,890	1	74
(1)	Represents cost associated with our acquisitions; however, upon adoption of ASU 2017-01, our acquisitions meet the definition of an asset acquisition resulting in capitalization of transaction costs to the properties’ basis. For our land purchases with forward development commitments, transaction costs are capitalized as part of construction in progress. Transaction costs per our Consolidated Statements of Income and Comprehensive Income represents current and prior year transaction costs due to timing and terminated transactions.

(2)	We acquired a SNF located in Texas.

(3)	We entered into a joint venture (“JV”) (consolidated on our financial statements) to purchase an existing operational 74-unit ALF/MC community. The non-controlling partner contributed $919 of equity and we contributed $15,971 in cash. Our economic interest in the real estate JV is approximately 95%.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the three months ended March 31, 2020 and 2019, we invested the following in development and improvement projects (in thousands):

	2020		2019
Type of Property	Developments	Improvements	Developments	Improvements
Assisted Living Communities	$2,386	$1,116	$4,507	$256
Skilled Nursing Centers	2,468	3	2,450	—
Other	—	—	—	3
Total	$4,854	$1,119	$6,957	$259

Completed Developments. The following table summarizes our completed developments during the three months ended March 31, 2020 and 2019 (dollar amounts in thousands):

		Number	Type	Number
		of	of	of		Total
Year	Type of Project	Properties	Property	Beds/Units	State	Investment
2020	Development (1)	1	ALF/MC	78	Oregon	$16,341

2019	Development	1	SNF	143	Kentucky	$24,974
(1)	Certificate of occupancy was received in March 2020, however, due to the COVID-19 pandemic, we have consented to delay the opening of this community to a later date to be determined.

Properties Sold. The following table summarizes property sales during the three months ended March 31, 2020 and 2019 (dollar amounts in thousands):

		Type		Number		Number
		of		of		of		Sales		Carrying		Net
Year	State	Properties		Properties		Beds/Units		Price		Value		Gain
2020	Arizona	SNF		1		194		$12,550		$2,229		$10,293
	Colorado	SNF		3		275		15,000		4,271		10,365
	Iowa	SNF	(1)	7		544		14,500		4,886		8,914
	Kansas	SNF		3		250		9,750		7,438		1,994
	Texas	SNF		7		1,148		23,000		10,260		12,288
Total 2020 (2)				21	(2)	2,411	(2)	$74,800	(2)	$29,084	(2)	$43,854	(2)

2019	N/A	N/A		—		—		$—		$—		$—

(

(1)	This transaction includes a holdback of $838 which is held in an interest-bearing account with an escrow holder on behalf of the buyer for potential specific losses. Using the expected value model per ASC Topic 606, Contracts with Customers, we estimated and recorded the holdback value of $471.

(2)	Properties sold within the Preferred Care portfolio.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Mortgage Loans. The following table summarizes our investments in mortgage loans secured by first mortgages at March 31, 2020 (dollar amounts in thousands):

			Type	Percentage	Number of			Investment
		Gross	of	of			SNF	per
Interest Rate (1)	Maturity	Investment	Property	Investment	Loans (2)	Properties (3)	Beds	Bed/Unit
9.9%	2043	$186,159	SNF	72.4%	1	15	1,941	$95.91
9.2%	2045	36,362	SNF	14.2%	1	4	501	$72.58
9.4%	2045	19,513	SNF	7.6%	1	2	205	$95.19
9.6%	2045	14,925	SNF	5.8%	1	1	157	$95.06
Total		$256,959		100.0%	4	22	2,804	$91.64
(1)	The majority of the mortgage loans provide for annual increases in the interest rate after a certain time period based upon a specified increase of 2.25%.

(2)	Some loans contain certain guarantees, provide for certain facility fees and the majority of the mortgage loans have a 30-year term.

(3)	The properties securing these mortgage loans are located in one state and are operated by one operator.

The following table summarizes our mortgage loan activity for the three months ended March 31, 2020 and 2019 (in thousands):

	2020	2019
Originations and funding under mortgage loans receivable	$366	$1,454
Scheduled principal payments received	(65)	(65)
Mortgage loan premium amortization	(1)	—
Provision for loan loss reserve	(3)	(14)
Net increase in mortgage loans receivable	$297	$1,375

3.	Investment in Unconsolidated Joint Ventures

The following table summarizes our investment in an unconsolidated joint venture as of March 31, 2020 (dollar amounts in thousands):

	Type	Type		Total	Contractual		Number
	of	of		Preferred	Cash		of	Investment	Carrying
State	Properties	Investment		Return	Portion		Beds/ Units	Commitment	Value
Arizona	ALF/MC/ILF	Preferred Equity	(1)	15%	8%	(2)	585	$—	$19,061	(3)
Total							585	$—	$19,061
(1)	We have concluded that the JV is a variable interest entity (“VIE”) in accordance with GAAP. However, because we do not control the entity, nor do we have any role in the day-to-day management, we are not the primary beneficiary of the JV. Therefore, we account for the JV investment using the equity method.

(2)	Effective second quarter of 2019, this JV was placed on the cash basis due to delinquency of our preferred return.

(3)	During the fourth quarter of 2019, we recorded an impairment loss of $5,500 to write-down our preferred equity investment to its estimated fair value. See below for more detail.

During the fourth quarter of 2019, the JV in which we hold our preferred equity investment signed a contract to sell the four properties comprising the JV(“Properties”). The contract was subject to standard due diligence and other contingencies to close, all of which were met in January 2020. Accordingly, based on the information available to us regarding alternatives and courses of action, we performed a recoverability test on the carrying value of our preferred equity investment and concluded

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

that a portion of our preferred equity investment will not be recoverable. Therefore, we recorded an impairment loss from investment in unconsolidated joint ventures of $5,500,000 and wrote our preferred equity investment down to its estimated fair value. In April 2020, the Properties were sold and we received partial liquidation proceeds of $17,200,000. We anticipate receiving additional proceeds of approximately $1,300,000 and expect to recognize a loss on liquidation of unconsolidated joint ventures of approximately $600,000 in the second quarter of 2020 related to the dissolution of this joint venture.

The following table summarizes our capital contributions, income recognized, and cash interest received related to our investments in unconsolidated joint ventures for the three months ended March31, 2020 and 2019 (in thousands):

	Type
	of		Capital		Income		Cash Interest
Year	Properties		Contribution		Recognized		Received
2020	ALF/MC/ILF		$58		$231		$231
Total			$58		$231		$231

2019	ALF/MC/ILF		$293		$553		$552
	ALF/ILF/MC	(1)	—	(1)	128	(1)	121	(1)
	ALF/MC	(2)	—	(2)	404	(2)	432	(2)
Total			$293		$1,085		$1,105
(1)	We had a $2,900 mezzanine loan commitment for a 99-unit seniors housing community in Florida with a total preferred return of 15%. The mezzanine loan was an ADC arrangement which we determined it to have characteristics similar to a jointly-owned arrangement and recorded it as an unconsolidated joint venture. Since interest payments were deferred and no interest was recorded for the first twelve months of the loan, we used the effective interest method in accordance with GAAP to recognize interest income and recorded the difference between the effective interest income and cash interest income to the loan principal balance. During the third quarter of 2019, the mezzanine loan was paid off.

(2)	We had a $3,400 mezzanine loan commitment for the development of a 127-unit seniors housing community in Florida with a total preferred return of 15%. The mezzanine loan was an ADC arrangement which we determined it to have characteristics similar to a jointly-owned arrangement and recorded it as an unconsolidated joint venture. During the first quarter of 2019, the mezzanine loan was paid off.

4.	Notes Receivable

Notes receivable consists of mezzanine loans and other loan arrangements. The following table is a summary of our notes receivable components as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Mezzanine loans	$13,284	$13,284
Other loans	4,664	4,824
Notes receivable reserve	(179)	(181)
Total	$17,769	$17,927

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table summarizes our notes receivable activity for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020		2019
Advances under notes receivable	$141		$6,953
Principal payments received under notes receivable	—		(41)
Reclassified to lease incentives	(300)	(1)	—
Notes receivable reserve	1		(69)
Total	$(158)		$6,843
(1)	Represents an interim working capital loan related to a development project which matured upon completion of the development project and commencement of the lease.
5.	Lease Incentives

Our lease incentive balances at March 31, 2020 and December 31, 2019 are as follows (in thousands):

	March 31, 2020	December 31, 2019
Non-contingent lease incentives	$2,764	$2,552

The following table summarizes our lease incentives activity for the three months ended March 31, 2020 and 2019 (in thousands):

	2020				2019
	Funding	Amortization	Reclassification		Funding	Amortization	Write-off
Non-contingent lease incentives	$13	$(101)	$300	(1)	$—	$(87)	$(12,093)	(2)
(1)	We reclassified a $300 interim working capital loan as lease incentive. See Note 4. Notes Receivable for further discussion.

(2)	In accordance with ASC 842 lease standard adopted on January 1, 2019, we wrote-off $12,093 of lease incentives related to leases for which we determined it is not probable we will collect substantially all of the contractual lease obligation through maturity. See Note 1. General for further discussion.

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

Bank Borrowings. We have an unsecured credit agreement that provides for a revolving aggregate commitment of the lenders of up to $600,000,000 with the opportunity to increase the commitment size of the credit agreement up to a total of $1,000,000,000. The unsecured credit agreement matures on June 27, 2022 and provides for a one-year extension option at our discretion, subject to customary conditions. Based on our leverage at March 31, 2020, the facility provides for interest annually at LIBOR plus 115 basis points and a facility fee of 20 basis points. At March 31, 2020, we were in compliance with all covenants.

Senior Unsecured Notes. We had a $337,500,000 shelf agreement with availability of $21,500,000 with affiliates and managed accounts of PGIM, Inc. (“Prudential”) which expired on February 16, 2020.

The debt obligations by component as of March 31, 2020 and December 31, 2019 are as follows (dollar amounts in thousands):

		At March 31, 2020		At December 31, 2019
	Applicable		Available		Available
	Interest	Outstanding	for	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing	Balance	Borrowing
Bank borrowings	2.22%	$89,900	$510,100	$93,900	$506,100
Senior unsecured notes, net of debt issue costs	4.39%	599,527	—	599,488	21,500
Total	4.10%	$689,427	$510,100	$693,388	$527,600
(1)	Represents weighted average of interest rate as of March 31, 2020.

Our borrowings and repayments are as follows (in thousands):

	Three Months Ended March 31,
	2020		2019
Debt Obligations	Borrowings	Repayments	Borrowings	Repayments
Bank borrowings	$24,000	$(28,000)	$36,900	$(2,000)
Senior unsecured notes	—	—	—	(4,167)
Total	$24,000	$(28,000)	$36,900	$(6,167)

7.	Equity

Common Stock. We have separate equity distribution agreements (collectively, “Equity Distribution Agreements”) to offer and sell, from time to time, up to $200,000,000 in aggregate offering price of shares of our common stock. As of March 31, 2020, no shares had been issued under the Equity Distribution Agreements. Accordingly, at March 31, 2020, we had $200,000,000 available under the Equity Distribution Agreements.

During the three months ended March 31, 2020 and 2019, we acquired 76,067 shares and 44,543 shares, respectively, of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Stock Repurchase Plan. During the first quarter of 2020, our Board of Directors authorized the repurchase of up to 5,000,000 outstanding shares of common stock. During the three months ended March 31, 2020, we purchased 615,827 shares at an average price of $29.25 per share, including commissions, for a total purchase price of approximately $18,000,000. Due to the rising level of uncertainty in financial markets and the adverse effects of COVID-19 on the public health and our operators, our Board of Directors terminated the stock repurchase plan on March 25, 2020.

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

As of March 31,2020, we have the following consolidated VIEs (in thousands):

				Gross
Investment		Property		Consolidated	Non-Controlling
Year	Purpose	Type	State	Assets	Interests
2019	Owned real estate	ALF/MC	VA	$16,895	$919
2018	Owned real estate	ILF	OR	14,400	2,857
2018	Owned real estate and development	ALF/MC	OR	16,341	1,081
2017	Owned real estate and development	ILF/ALF/MC	WI	22,009	2,305
2017	Owned real estate	ALF/MC	SC	11,680	1,264
Total				$81,325	$8,426

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Distributions. We declared and paid the following cash dividends (in thousands):

	Three Months Ended March 31,
	2020				2019
	Declared		Paid		Declared		Paid
Common Stock (1)	$23,167	(2)	$23,167	(2)	$22,931	(3)	$22,931	(3)
(1)	Represents $0.19 per share per month for the three months ended March 31, 2020 and 2019.

(2)	Includes $586 related to the vesting of performance-based stock units.

(3)	Includes $300 related to the vesting of performance-based stock units.

In April 2020, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of April, May and June 2020, payable on April 30, May 29, and June 30, 2020, respectively, to stockholders of record on April 22, May 21, and June 22, 2020, respectively.

Stock-Based Compensation. Under our 2015 Equity Participation Plan (“the 2015 Plan”), 1,400,000 shares of common stock have been reserved for awards, including nonqualified stock option grants and restricted stock grants to officers, employees, non-employee directors and consultants. The terms of the awards granted under the 2015 Plan are set by our compensation committee at its discretion.

At March 31, 2020, we had 15,000 stock options outstanding and exercisable. During the three months ended March 31, 2020 and 2019, no stock options were granted or exercised.

The following table summarizes our restricted stock and performance-based stock units activity for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020		2019
Outstanding, January 1	345,633		325,750
Granted	142,491		139,112
Vested	(156,555)	(1)	(117,997)	(2)
Outstanding, March 31	331,569		346,865
(1)	Includes 81,574 performance-based stock units.

(2)	Includes 48,225 performance-based stock units.

During the three months ended March 31, 2020 and 2019, we granted restricted stock and performance-based stock units under the 2015 Plan as follows:

	No. of	Price per
Year	Shares/Units	Share	Vesting Period
2020	76,464	$48.95	ratably over 3 years
	66,027	$49.98	TSR targets (1)
	142,491

2019	78,276	$46.54	ratably over 3 years
	60,836	$46.54	TSR targets (1)
	139,112

(1)	Vesting is based on achieving certain total shareholder return (“TSR”) targets in 4 years with acceleration opportunity in 3 years.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Compensation expense recognized related to the vesting of restricted common stock and performance-based stock units for the three months ended March 31, 2020 and 2019 were $1,777,000 and $1,689,000, respectively. At March 31, 2020, the remaining compensation expense to be recognized related to the future service period of unvested outstanding restricted common stock and performance-based stock units are as follows (in thousands):

Remaining
Compensation
Vesting Date	Expense
2020	$4,993
2021	4,851
2022	2,536
2023	196
Total	$12,576

8.	Commitments and Contingencies

At March 31, 2020, we had commitments as follows (in thousands):

				Total
	Investment		2020	Commitment	Remaining
	Commitment		Funding	Funded	Commitment
Real estate properties (Note 2. Real Estate Investments)	$41,336	(1)	$5,602	$23,963	$17,373
Accrued incentives and earn-out liabilities (Note 5. Lease Incentives)	10,500		—	—	10,500
Mortgage loans (Note 2. Real Estate Investments)	27,200	(2)	326	6,271	20,929
Notes receivable (Note 4. Notes Receivable)	1,354		50	50	1,304
Total	$80,390		$5,978	$30,284	$50,106
(1)	Represents commitments to purchase land and improvements, if applicable, and to develop, re-develop, renovate or expand seniors housing and health care properties.

(2)	Represents $9,200 of commitments to expand and renovate the seniors housing and health care properties securing the mortgage loans and $18,000 represents contingent funding upon the borrower achieving certain coverage ratios.

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

We have two operators from each of which we derive 10% or more of our combined rental revenue and interest income from mortgage loans. The following table sets forth information regarding our major operators as of March 31, 2020:

	Number of		Number of		Percentage of
			SNF	ALF	Total	Total
Operator	SNF	ALF	Beds	Units	Revenue (1)	Assets
Prestige Healthcare	24	—	2,922	93	17.7%	17.3%
Senior Lifestyle Corporation	—	23	—	1,457	10.9%	10.1%
Total	24	23	2,922	1,550	28.6%	27.4%
(1)	Includes rental income from owned properties and interest income from mortgage loans as of March 31, 2020 and excludes rental income from lessee reimbursement and sold properties.

Our financial position and ability to make distributions may be adversely affected if Prestige Healthcare, Senior Lifestyle Corporation, or any of our lessees and borrowers face financial difficulties, including any bankruptcies, inability to emerge from bankruptcy, insolvency or general downturn in business of any such operator, impact upon services or occupancy levels due to COVID-19, or in the event any such operator does not renew and/or extend its relationship with us.

10.	Earnings per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	March 31,
	2020		2019
Net income	$63,722		$20,427
Less income allocated to non-controlling interests	(89)		(81)
Less income allocated to participating securities:
Non-forfeitable dividends on participating securities	(94)		(92)
Income allocated to participating securities	(169)		—
Total net income allocated to participating securities	(263)		(92)
Net income available to common stockholders	63,370		20,254
Effect of dilutive securities:
Participating securities	—		92
Net income for diluted net income per share	$63,370		$20,346

Shares for basic net income per share	39,539		39,532
Effect of dilutive securities:
Stock options	2		4
Performance-based stock units	—	(1)	181
Participating securities	—	(2)	157
Total effect of dilutive securities	2		342
Shares for diluted net income per share	39,541		39,874

Basic net income per share	$1.60		$0.51
Diluted net income per share	$1.60		$0.51
(1)	At March 31, 2020, no performance-based stock units would be earned based on TSR targets.

(2)	For the three months ended March 31, 2020, the participating securities have been excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

11.	Fair Value Measurements

In accordance with the accounting guidance regarding the fair value option for financial assets and financial liabilities, entities are permitted to choose to measure certain financial assets and liabilities at fair value, with the change in unrealized gains and losses reported in earnings. We did not elect the fair value option for any of our financial assets and financial liabilities.

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments. We do not invest our cash in auction rate securities. The carrying value and fair value of our financial instruments as of March 31, 2020 and December 31, 2019 assuming election of fair value for our financial assets and financial liabilities were as follows (in thousands):

	At March 31, 2020			At December 31, 2019
	Carrying	Fair		Carrying	Fair
	Value	Value		Value	Value
Mortgage loans receivable	$254,396	$316,295	(1)	$254,099	$312,824	(1)
Bank borrowings	89,900	89,900	(2)	93,900	93,900	(2)
Senior unsecured notes, net of debt issue costs	599,527	564,050	(3)	599,488	612,375	(3)
(1)	Our investment in mortgage loans receivable is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash inflows of the mortgage loans receivable at March 31, 2020 and December 31, 2019 was 9.0%.

(2)	Our bank borrowings bear interest at a variable interest rate. The estimated fair value of our bank borrowings approximated their carrying values at March 31, 2020 and December 31, 2019 based upon prevailing market interest rates for similar debt arrangements.

(3)	Our obligation under our senior unsecured notes is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is measured based upon management’s estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities. At March 31, 2020, the discount rate used to value our future cash outflow of our senior unsecured notes was 5.25% for those maturing before year 2026 and 5.50% for those maturing at or beyond year 2026. At December 31, 2019, the discount rate used to value our future cash outflow of our senior unsecured notes was 3.70% for those maturing before year 2026 and 3.90% for those maturing at or beyond year 2026.

12.	Subsequent Events

Subsequent to March 31, 2020 the following events occurred:

Investment in Unconsolidated Joint Ventures: The JV in which we hold our preferred equity investment completed a transaction to sell the four properties comprising the JV and we received partial liquidation proceeds of $17,200,000. We anticipate receiving additional proceeds of approximately $1,300,000 and expect to recognize a loss on liquidation of unconsolidated joint ventures of approximately $600,000 in the second quarter of 2020 related to the dissolution of this JV.

Equity: We declared a monthly cash dividend of $0.19 per share on our common stock for the months of April, May and June 2020, payable on April 30, May 29, and June 30, 2020, respectively to stockholders of record on April 22, May 21, and June 22, 2020, respectively.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward Looking Disclosure

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking. You can identify some of the forward-looking statements by their use of forward-looking words, such as “believes,” “expects,” “may,” “will,” “could,” “would,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or the negative of those words or similar words. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to, the status of the economy; the status of capital markets (including prevailing interest rates) and our access to capital; the income and returns available from investments in health care related real estate (including our ability to re-lease properties upon expiration of a lease term); the ability of our borrowers and lessees to meet their obligations to us; our reliance on a few major operators; our dependence on operators for revenue and cash flow; the bankruptcy, insolvency or financial deterioration of our lessees; potential limitations on our remedies when mortgage loans default; competition faced by our borrowers and lessees within the health care industry, public health epidemics such as coronavirus (COVID-19); regulation of the health care industry by federal, state and local governments; changes in Medicare and Medicaid reimbursement amounts (including due to federal and state budget constraints); compliance with and changes to regulations and payment policies within the health care industry; debt that we may incur and changes in financing terms; our ability to continue to qualify as a real estate investment trust; the relative illiquidity of our real estate investments; and risks and liabilities in connection with properties owned through limited liability companies and partnerships. For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in our publicly available filings with the Securities and Exchange Commission. We do not undertake any responsibility to update or revise any of these factors or to announce publicly any revisions to forward-looking statements, whether as a result of new information, future events or otherwise.

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

The following graph summarizes our gross investments as of March 31, 2020:

REAL PROPERTY 83%
GROSS INVESTMENTS
UNCONSOLIDATED JOINT VENTURES 1%
MORTGAGE LOANS 15%
NOTES RECEIVABLE 1%

Our primary seniors housing and health care property classifications include skilled nursing centers (“SNF”), assisted living communities (“ALF”), independent living communities (“ILF”), memory care communities (“MC”) and combinations thereof. ALF, ILF, MC, and combinations thereof are included in the ALF classification. As of March 31, 2020, seniors housing and long-term health care properties comprised approximately 99.3% of our real estate investment portfolio. We have been operating since August 1992.

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

COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of coronavirus (“COVID-19”) as a pandemic, and on March 13, 2020, the United States declared a national emergency with regard to COVID-19. The COVID-19 pandemic has had repercussions across regional and global economies and financial markets. The outbreak of COVID-19 in many countries, including the United States, has significantly and adversely impacted public health and economic activity, and has contributed to significant volatility and negative pressure in financial markets.

The operations and occupancy levels at our properties will be adversely affected if COVID-19 or another pandemic results in infections on a large scale at our properties, early resident move-outs, our operators delay accepting new residents due to quarantines, and/or potential occupants postpone moving to a senior housing facility. Additionally, as our operators have responded to the pandemic, operating costs have begun to rise. A decrease in occupancy, ability to collect rents from residents and/or increase in operating costs could have a material adverse effect on the ability of our operators to meet their financial and other contractual obligations to us, including the payment of rent. In recognition of the unique conditions affecting our operators, we have agreed to rent deferrals for certain operators totaling $0.8 million for April 2020, of which $0.1 million was returned back to us. The $0.8 million April rent deferrals represent approximately 7% of our April contractual rent.

The extent to which COVID-19 could impact our operations and those of our operators will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, spread and severity of the outbreak and the actions taken to contain the virus or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures.

Real Estate Portfolio Overview

The following tables summarize our real estate investment portfolio by owned properties and mortgage loans and by type, as of March 31, 2020 (dollar amounts in thousands):

			Three Months Ended
		Percentage	March 31, 2020		Percentage	Number	Number of
	Gross	of	Rental	Interest	of	of	SNF	ALF
Owned Properties	Investments	Investments	Income (1)	Income	Revenues	Properties (2)	Beds (3)	Units (3)
Assisted Living	$876,319	51.7%	$18,139	$—	43.7%	107	—	6,164
Skilled Nursing	543,814	32.0%	15,321	—	37.0%	50	6,283	212
Under Development (4)	6,684	0.4%	—	—	—%	—	—	—
Other (5)	11,360	0.7%	242	—	0.6%	1	118	—
Total Owned Properties	1,438,177	84.8%	33,702	—	81.3%	158	6,401	6,376

Mortgage Loans
Skilled Nursing	256,959	15.2%	—	7,777	18.7%	22	2,804	—
Total Mortgage Loans	256,959	15.2%	—	7,777	18.7%	22	2,804	—

Total Portfolio	$1,695,136	100.0%	$33,702	$7,777	100.0%	180	9,205	6,376

			Three Months Ended
		Percentage	March 31, 2020		Percentage	Number	Number of
	Gross	of	Rental	Interest	of	of	SNF	ALF
Summary of Properties by Type	Investments	Investments	Income (1)	Income	Revenues	Properties (2)	Beds (3)	Units (3)
Assisted Living	$876,319	51.7%	$18,139	$—	43.7%	107	—	6,164
Skilled Nursing	800,773	47.2%	15,321	7,777	55.7%	72	9,087	212
Under Development (4)	6,684	0.4%	—	—	—%	—	—	—
Other (5)	11,360	0.7%	242	—	0.6%	1	118	—
Total Portfolio	$1,695,136	100.0%	$33,702	$7,777	100.0%	180	9,205	6,376
(1)	Excludes variable rental income from lessee reimbursement and sold properties.

(2)	We have investments in 27 states leased or mortgaged to 29 different operators.

(3)	See Item 1. Financial Statements – Note 2. Real Estate Investments for discussion of bed/unit count.

(4)	Represents a 90-bed SNF development project located in Missouri.

(5)	Includes three parcels of land held-for-use and one behavioral health care hospital.

As of March 31, 2020, we had $1.4 billion in net carrying value of real estate investments, consisting of $1.1 billion or 81.5% invested in owned and leased properties and $0.3 billion or 18.5% invested in mortgage loans secured by first mortgages. Our investment in mortgage loans mature in 2043 and beyond and contain interest rates between 9.2% and 9.9%.

For the three months ended March 31, 2020, rental income and interest income from mortgage loans represented 82.0% and 16.8%, respectively, of total gross revenues. In most instances, our lease structure contains fixed annual rental escalations and/or annual rental escalations that are contingent upon changes in the Consumer Price Index, which are generally recognized on a straight-line basis over the minimum lease period. Certain leases have annual rental escalations that are contingent upon changes in the gross operating revenues of the property. This revenue is not recognized until the appropriate contingencies have been resolved.

During the three months ended March 31, 2020, there were no lease renewals. For the three months ended March 31, 2020, we recorded $0.8 million in straight-line rental income and amortization of lease incentive cost of $0.1 million. During the three months ended March 31, 2020, we received $37.3 million of cash rental income, which includes $4.2 million of operator reimbursements for our real estate taxes. At March 31, 2020, the straight-line rent receivable balance, net of reserves, on the balance sheet was $46.5 million.

Update on Certain Operators

Anthem Memory Care (“Anthem”) operates 11 operational memory care communities under a master lease and was placed in default in 2017 resulting from Anthem’s partial payment of its minimum rent. However, we did not enforce our rights and remedies pertaining to the event of default, under the stipulation that Anthem achieves sufficient performance and pays agreed upon rent. We currently anticipate that Anthem will pay $9.9 million of annual cash rent during 2020. However, COVID-19 may adversely impact Anthem’s operating cash flow and ability to pay rent. In accordance with ASC 842 lease accounting guidance, at January 1, 2019, we evaluated the collectibility of straight-line rent receivable and lease incentive balances related to Anthem and determined that it was not probable that we would collect substantially all of the contractual lease obligations through maturity. Accordingly, we wrote-off the balances to equity as of January 1, 2019, as required by the ASC 842 transition guidance.

Preferred Care, Inc. (“Preferred Care”) and affiliated entities filed for Chapter 11 bankruptcy in 2017 as a result of a multi-million-dollar judgment in a lawsuit in Kentucky against Preferred Care and certain affiliated entities. Preferred Care leased 24 properties (“Properties”) under two master leases from us and the Preferred Care operating entities that sublease those Properties did not file for bankruptcy. In accordance with ASC 842 lease accounting guidance, at January 1, 2019, we evaluated the collectibility of straight-line rent receivable and lease incentive balances related to Preferred Care and determined it was not probable that we would collect substantially all of the contractual lease obligations through maturity. Accordingly, we wrote-off the balances to equity as of January 1, 2019, as required by the ASC 842 transition guidance. Preferred Care did not affirm our master leases and subsequently filed for Chapter 7 bankruptcy in 2019. The monthly contractual obligation under the master leases was approximately $1.0 million, however, during the third quarter of 2019, Preferred Care began paying only $55,000 of monthly rent.

During the fourth quarter of 2019, we entered into multiple contracts to sell the Properties, all of which were completed during the first quarter of 2020. The combined net proceeds from the sales, including the 2019 transactions, was approximately $77.9 million resulting in a total gain of approximately $44.0 million. The Properties had a combined net book value of $35.6 million. The 21 properties sold in the first quarter of 2020, which included 2,411 beds in Arizona, Colorado, Iowa, Kansas and Texas, were sold through multiple transactions and generated net proceeds of approximately $71.9 million. These 21 properties had a combined net book value of $29.1 million and resulted in total gain on sale of $43.9 million in the first quarter of 2020 which was recorded as Gain on sale of real estate, net in the consolidated statements of income and comprehensive income.

Senior Care Centers, LLC and affiliates and subsidiaries (“Senior Care”) filed for Chapter 11 bankruptcy as a result of lease terminations from certain landlords and on-going operational challenges in December 2018. Senior Care did not pay us December 2018 rent and accordingly, in December 2018, we placed Senior Care on a cash basis. In accordance with ASC 842 lease accounting guidance, at January 1, 2019, we evaluated the collectibility of straight-line rent receivable and lease incentive balance related to Senior Care and determined it was not probable that we would collect substantially all of the contractual lease obligations through maturity. Accordingly, we wrote-off the balances to equity as of January 1, 2019, as required by the ASC 842 transition guidance. During 2019, we received a court ordered reimbursement from Senior Care for the December 2018 unpaid rent, late fees and legal costs totaling $1.6 million. In March 2020, Senior Care emerged from bankruptcy and affirmed our master lease. Senior Care is current on all its rent, real estate property tax escrow and maintenance deposits.

2020 Activities Overview

The following tables summarize our transactions during the three months ended March 31, 2020 (dollar amounts in thousands):

Investment in Owned Properties

	Number	Type	Number	Initial		Total	Total
	of	of	of	Cash	Purchase	Transaction	Acquisition
State	Properties	Properties	Beds/Units	Yield	Price	Costs	Costs
Texas	1	SNF	140	8.5%	$13,500	$81	$13,581

Investment in Development and Improvement projects

	Developments	Improvements
Assisted Living Communities	$2,386	$1,116
Skilled Nursing Centers	2,468	3
Total	$4,854	$1,119

Completed Developments

Number	Type	Number
of	of	of		Total
Properties	Property	Beds/Units	State	Investment
1	ALF/MC (1)	78	Oregon	$16,341
(1)	Certificate of occupancy was received in March 2020, however, due to the COVID-19 pandemic, we have consented to delay the opening of this community to a later date to be determined.

Investment in Mortgage Loans

Originations and funding under mortgage loans receivable	$366
Scheduled principal payments received	(65)
Mortgage loan premium amortization	(1)
Provision for loan loss reserve	(3)
Net increase in mortgage loans receivable	$297

Investment in Unconsolidated Joint Ventures

	Type	Type	Total	Contractual		Number						Cash
	of	of	Preferred	Cash		of	Investment	Carrying		Capital	Income	Interest
State	Properties	Investment	Return	Portion		Beds/ Units	Commitment	Value		Contribution	Recognized	Received
Arizona	ALF/MC/ILF	Preferred Equity	15%	8%	(1)	585	$—	$19,061	(1)	$58	$231	$231
(1)	Effective second quarter of 2019, this JV was placed on the cash basis due to delinquency of our preferred return. During the fourth quarter of 2019, we recorded an impairment loss of $5,500 to write-down our preferred equity investment to its estimated fair value. In April 2020, the four properties comprising the JV were sold and we received partial liquidation proceeds of $17,200. We anticipate receiving additional proceeds of approximately $1,300 and expect to recognize a loss on liquidation of unconsolidated joint ventures of approximately $600 in the second quarter of 2020 related to the dissolution of this joint venture. See Item I. Note 3. Investment in Unconsolidated Joint Ventures for more detail.

Notes Receivable

Advances under notes receivable	$141
Reclassed to real estate under development	(300)	(1)
Notes receivable reserve	1
Net increase in notes receivable	$(158)
(1)	Represents an interim working capital loan related to a development project which matured upon completion of the development project and commencement of the lease.

Health Care Regulatory Climate

The Centers for Medicare & Medicaid Services (“CMS”) annually updates Medicare skilled nursing facility prospective payment system rates and other policies. On July 30, 2019, CMS issued its final fiscal year 2020 Medicare skilled nursing facility update. Under the final rule, CMS projects aggregate payments to skilled nursing facilities will increase by $851 million, or 2.4%, for fiscal year 2020 compared with fiscal year 2019. The final rule also addresses implementation of the new Patient-Driven Payment Model case mix classification system that became effective on October 1, 2019, changes to the group therapy definition in the skilled nursing facility setting, and various skilled nursing facility Value-Based Purchasing and quality reporting program policies. On April 10, 2020, CMS issued a proposed rule to update skilled nursing facility rates and policies for fiscal year 2021, which starts October 1, 2020. CMS estimates that payments to skilled nursing facilities would increase by $784 million, or 2.3%, for fiscal year 2021 compared to fiscal year 2020. CMS also proposes to revise the geographic wage index and apply a cap on wage index decreases used in setting skilled nursing facility rates. The proposal would also make changes to the patient classifications under the Patient Driven Payment Model and certain minor policy changes to the Value-Based Purchasing program. CMS is expected to release the final rule by August 1, 2020.

Since the announcement of the COVID-19 pandemic and beginning as of March 13, 2020, CMS has issued numerous temporary regulatory waivers and new rules to assist health care providers, including skilled nursing facilities, respond to the COVID-19 pandemic. These include, waiving the skilled nursing facility’s 3-day qualifying inpatient hospital stay requirement, flexibility in calculating a new Medicare benefit period, waiving timing for completing functional assessments, waiving requirements for health care professional licensure, survey and certification, provider enrollment, and reimbursement for services performed by telehealth, among many others. CMS also announced a temporary expansion of its Accelerated and Advance Payment Program to allow skilled nursing facilities and certain other Medicare providers to request accelerated or advance payments in an amount up to 100% of the Medicare Part A payments they received from October–December 2019; this expansion was suspended April 26, 2020 in light of other CARES Act funding relief. In addition, CMS has also enhanced requirements for nursing facilities to report COVID-19 infections to local, state and federal authorities.

On March 26, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), sweeping legislation intended to bolster the nation’s response to the COVID-19 pandemic. In addition to offering economic relief to individuals and impacted businesses, the law expands coverage of COVID-19 testing and preventative services, addresses health care workforce needs, eases restrictions on telehealth services during the crisis, and increases Medicare regulatory flexibility, among many other provisions. Notably, the CARES Act temporarily suspends the 2% across-the-board “sequestration” reduction during the period May 1, 2020 through December 31, 2020, and extends the current Medicare sequester requirement through fiscal year 2030. In addition, the law provides $100 billion in grants to eligible health care providers for health care related expenses or lost revenues that are attributable to COVID-19. On April 10, 2020, CMS announced the distribution of $30 billion in funds to Medicare providers based upon their 2019 Medicare fee for service revenues. Eligible providers must agree to certain terms and conditions in receiving these grants. In addition, the Department of Health and Human Services (“HHS”) has authorized $20 billion of additional funding for providers that have already received funds from the initial distribution of $30 billion. Unlike the first round of funds, which came automatically, providers have to apply for these additional funds and submit the required supporting documentation, using the online portal provided by HHS. Providers must attest to and agree to specific terms and conditions for the use of such funds. HHS will make the additional distributions with the goal of allocating the whole $50 billion proportionally across all providers based on those providers’ proportional share of 2018 net Medicare fee-for-service revenue. CMS is expected to distribute additional funding to Medicaid and potentially other providers, but the details are not yet known.

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

Congress periodically considers legislation revising Medicare and Medicaid policies, including legislation that could have the impact of reducing Medicare reimbursement for skilled nursing facilities and other Medicare providers, limiting state Medicaid funding allotments, encouraging home and community-based long-term care services as an alternative to institutional settings, or otherwise reforming payment policy for post-acute care services. Congress continues to consider further legislative action in response to the COVID-19 pandemic. There can be no assurances that enacted or future legislation will not have an adverse impact on the financial condition of our lessees and borrowers, which subsequently could materially adversely impact our company.

Additional reforms affecting the payment for and availability of health care services have been proposed at the federal and state level and adopted by certain states. Increasingly, state Medicaid programs are providing coverage through managed care programs under contracts with private health plans, which is intended to decrease state Medicaid costs. State Medicaid budgets may experience shortfalls due to increased costs in addressing the COVID-19 pandemic. Congress and state legislatures can be expected to continue to review and assess alternative health care delivery systems and payment methodologies. Changes in the law, new interpretations of existing laws, or changes in payment methodologies may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by the government and other third-party payors.

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

The following table reflects our recent historical trends of concentration risk (gross investment, in thousands):

	3/31/20	12/31/19	9/30/19	6/30/19	3/31/19
Asset mix:
Real property	$1,438,177	$1,484,571	$1,474,692	$1,452,669	$1,445,596
Loans receivable	256,959	256,659	255,737	254,555	246,775
Real estate investment mix:
Skilled nursing centers	$800,773	$853,029	$861,500	$844,136	$834,185
Assisted living communities (1)	876,319	872,683	854,622	851,849	847,119
Under development (1)	6,684	4,158	2,947	—	—
Other (2)	11,360	11,360	11,360	11,239	11,067
Operator mix:
Prestige Healthcare (2)	$270,091	$269,792	$268,869	$267,688	$259,907
Senior Lifestyle Corporation	191,622	191,283	191,283	190,758	190,368
Senior Care Centers	138,109	138,109	138,109	138,109	138,109
Anthem Memory Care	136,483	136,484	136,483	136,397	136,397
Carespring Health Care Management	102,520	102,520	102,042	102,038	99,997
Remaining operators	856,311	903,042	893,643	872,234	867,593
Geographic mix:
Michigan (2)	$277,063	$276,742	$256,680	$255,498	$247,718
Texas	273,075	284,697	292,238	292,159	292,091
Wisconsin	149,405	149,290	149,184	149,064	146,750
Colorado	106,879	114,923	114,923	114,923	114,923
California	103,970	103,240	102,561	102,412	102,254
Remaining states	784,744	812,338	814,843	793,168	788,635
(1)	During the three months ended March 31, 2020, we completed the construction of a 78-unit ALF/MC located in Oregon. Accordingly, this property was reclassified from “Under development” to “Assisted living communities” for all periods presented.

(2)	We have three parcels of land located adjacent to properties securing the Prestige Healthcare mortgage loan and are managed by Prestige.

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

Balance Sheet Metrics

	Quarter Ended
	3/31/20			12/31/19			9/30/19			6/30/19			3/31/19
Debt to gross asset value	37.3%			37.2%		(2)	36.8%			36.8%		(5)	37.1%
Debt to market capitalization ratio	36.3%		(1)	28.0%		(3)	25.1%		(4)	27.1%			27.1%
Interest coverage ratio (6)	4.7	x		4.9	x		4.9	x		4.8	x		4.9	x
Fixed charge coverage ratio (6)	4.7	x		4.9	x		4.9	x		4.8	x		4.9	x
(1)	Increased due to decrease in market capitalization, partially offset by decrease in outstanding debt.

(2)	Increased due to increase in outstanding debt partially offset by increase in gross asset value. The increase in asset value was primarily due to acquisitions, developments and capital improvement funding partially offset by property sales.

(3)	Increased due to decrease in market capitalization and increase in outstanding debt.

(4)	Decreased due to increase in market capitalization.

(5)	Decreased due to increase in gross asset value from additional mortgage loan, development and capital improvement funding.

(6)	In calculating our interest coverage and fixed charge coverage ratios above, we use EBITDAre, which is a financial measure not derived in accordance with GAAP (non-GAAP financial measure). EBITDAre is not an alternative to net income, operating income or cash flows from operating activities as calculated and presented in accordance with GAAP. You should not rely on EBITDAre as a substitute for any such GAAP financial measures or consider it in isolation, for the purpose of analyzing our financial performance, financial position or cash flows. Net income is the most directly comparable GAAP measure to EBITDAre.

	Quarter Ended
	3/31/20		12/31/19		9/30/19		6/30/19		3/31/19
Net income	$63,722		$12,631		$27,280		$20,534		$20,427
Less: (Gain)/ loss on sale	(43,854)		4,630		(6,236)		(500)		—
Add: Impairment loss from investment in unconsolidated joint ventures	—		5,500		—		—		—
Add: Interest expense	7,710		7,578		7,827		7,710		7,467
Add: Depreciation and amortization	9,669		9,817		9,932		9,860		9,607
EBITDAre	$37,247		$40,156		$38,803		$37,604		$37,501
Less: Non-recurring one-time items	—		(2,111)		—		—		576
Adjusted EBITDAre	$37,247		$38,045		$38,803		$37,604		$38,077

Interest expense	$7,710		$7,578		$7,827		$7,710		$7,467
Add: Capitalized interest	191		167		108		73		260
Interest incurred	$7,901		$7,745		$7,935		$7,783		$7,727

Interest coverage ratio	4.7	x	4.9	x	4.9	x	4.8	x	4.9	x

Interest incurred	$7,901		$7,745		$7,935		$7,783		$7,727
Total fixed charges	$7,901		$7,745		$7,935		$7,783		$7,727

Fixed charge coverage ratio	4.7	x	4.9	x	4.9	x	4.8	x	4.9	x

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

Additionally, as described in the Executive Overview above, COVID-19 is adversely affecting and is expected to continue to adversely affect our business, results of operations, cash flows and financial condition. Depending on the future developments regarding COVID-19, the duration, spread and severity of the outbreak, historical trends reflected in our balance sheet metrics may not be achieved in the future.

Management regularly monitors the economic and other factors listed above. We develop strategic and tactical plans designed to improve performance and maximize our competitive position. Our ability to achieve our financial objectives is dependent upon our ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends.

Operating Results (unaudited, in thousands)

	Three Months Ended
	March 31,
	2020		2019	Difference
Revenues:
Rental income	$38,035		$37,624	$411	(1)
Interest income from mortgage loans	7,777		7,311	466	(2)
Interest and other income	598		521	77
Total revenues	46,410		45,456	954

Expenses:
Interest expense	7,710		7,467	(243)	(3)
Depreciation and amortization	9,669		9,607	(62)
Provision for doubtful accounts	1		83	82
Transaction costs	70		—	(70)
Property tax expense	4,223		4,386	163
General and administrative expenses	5,100		4,571	(529)	(4)
Total expenses	26,773		26,114	(659)

Other operating income:
Gain on sale of real estate, net	43,854	(5)	—	43,854
Operating income	63,491		19,342	44,149
Income from unconsolidated joint ventures	231		1,085	(854)
Net income	63,722		20,427	43,295
Income allocated to non-controlling interests	(89)		(81)	(8)
Net income attributable to LTC Properties, Inc.	63,633		20,346	43,287
Income allocated to participating securities	(263)		(92)	(171)
Net income available to common stockholders	$63,370		$20,254	$43,116
(1)	Increased primarily due to an adjustment for collectibility of rental income during the first quarter of 2019, increased rent from acquisitions and lease transitions, partially offset by a reduction in rent received from Preferred Care between July 2019-March 2020.

(2)	Increased primarily due to mortgage originations and capital improvement funding.

(3)	Increased primarily due to the increased interest from sale of $100.0 million senior unsecured notes during the fourth quarter of 2019, partially offset by decreased interest due to lower line of credit outstanding balance and interest rates on our line of credit in 2020. lower line of credit interest rates during 2020.

(4)	Increased primarily due to lower incentive compensation in 2019.

(5)	Represents the net gain on sale of 21 SNFs within the Preferred Care portfolio.

Funds From Operations Available to Common Stockholders

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

The following table reconciles GAAP net income available to common stockholders to NAREIT FFO available to common stockholders (unaudited, amounts in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2020	2019
GAAP net income available to common stockholders	$63,370	$20,254
Add: Depreciation and amortization	9,669	9,607
Less: Gain on sale of real estate, net	(43,854)	—
NAREIT FFO attributable to common stockholders	$29,185	$29,861
NAREIT FFO attributable to common stockholders per share:
Basic	$0.74	$0.76
Diluted	$0.74	$0.75	(1)
Weighted average shares used to calculate NAREIT FFO per share:
Basic	39,539	39,532
Diluted	39,541	39,874	(2)
(1)	Includes the effect of the participating securities.

(2)	Includes the effect of stock option equivalents, participating securities and performance-based stock units.

Liquidity and Capital Resources

Sources and Uses of Cash

As of March 31, 2020, we had a total of $30.9 million of cash and cash equivalents, $510.1 million available under our unsecured revolving line of credit and the potential ability to access the capital markets through the issuance of $200.0 million of common stock under our Equity Distribution Agreements. Furthermore, we have the ability to access the capital markets through the issuance of debt and/ or equity securities under an automatic shelf registration statement.

We believe that our current cash balance, cash flow from operations available for distribution or reinvestment, our borrowing capacity and our potential ability to access the capital markets are sufficient to provide for payment of our current operating costs, meet debt obligations and pay common dividends at least sufficient to maintain our REIT status and repay borrowings at, or prior to, their maturity. The timing, source and amount of cash flows used in financing and investing activities are sensitive to the capital markets environment, especially to changes in interest rates. In addition, as described in “Item 1A. Risk Factors”, COVID-19 has adversely affected and is expected to continue to adversely affect our operators’ business, results of operations, cash flows and financial condition which could, in turn, adversely affect our financial position.

The operating results of the facilities will be impacted by various factors over which the operators/owners may have no control. Those factors include, without limitation, the status of the economy, changes in supply of or demand for competing seniors housing and health care facilities, ability to control rising operating costs, the potential for significant reforms in the health care industry, and the impact of COVID-19. In addition, our future growth in net income and cash flow may be adversely impacted by various proposals for changes in the governmental regulations and financing of the health care industry, and the impact of COVID-19. We cannot presently predict what impact these proposals may have, if any. We believe that an adequate provision has been made for the possibility of loans proving uncollectible but we will continually evaluate the financial status of the operations of the seniors housing and health care properties. In addition, we will monitor our borrowers and the underlying collateral for mortgage loans and will make future revisions to the provision, if considered necessary.

Depending on the duration, spread and severity of the outbreak, our borrowing capacity, compliance with financial covenants, ability to access the capital markets, and the payment of dividends may be negatively impacted. We continuously evaluate the availability of cost-effective capital and believe we have sufficient liquidity for corporate expenses and additional capital investments in 2020.

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

	Three Months Ended March 31,		Change
Cash provided by (used in):	2020	2019	$
Operating activities	$23,854	$26,787	$(2,933)
Investing activities	51,660	(28,416)	80,076
Financing activities	(48,870)	5,688	(54,558)
Increase in cash, cash equivalents and restricted cash	26,644	4,059	22,585
Cash, cash equivalents and restricted cash, beginning of period	4,244	4,764	(520)
Cash, cash equivalents and restricted cash, end of period	$30,888	$8,823	$22,065

Debt Obligations

Bank Borrowings. We have an Unsecured Credit Agreement that provides for a revolving line of credit up to $600.0 million in aggregate commitment of the lenders and the opportunity to increase the commitment size of the credit agreement up to a total of $1.0 billion. The Unsecured Credit Agreement matures on June 27, 2022 and provides for a one-year extension option at our discretion, subject to customary conditions. Based on our leverage at March 31, 2020, the facility provides for interest annually at LIBOR plus 115 basis points and a facility fee of 20 basis points. At March 31, 2020, we were in compliance with all covenants.

Senior Unsecured Notes. We had a $337.5 million shelf agreement with availability of $21.5 million with affiliates and managed accounts of PGIM, Inc. (“Prudential”) which expired on February 16, 2020.

The debt obligations by component as of March 31, 2020 are as follows (dollar amounts in thousands):

	Applicable		Available
	Interest	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing
Bank borrowings	2.22%	$89,900	$510,100
Senior unsecured notes, net of debt issue costs	4.39%	599,527	—
Total	4.10%	$689,427	$510,100
(1)	Represents weighted average of interest rate as of March 31, 2020.

Our debt borrowings and repayments during the three months ended March 31, 2020 are as follows (in thousands):

Debt Obligations	Borrowings	Repayments
Bank borrowings	$24,000	$(28,000)
Senior unsecured notes	—	—
Total	$24,000	$(28,000)

Equity

At March 31, 2020, we had 39,217,848 shares of common stock outstanding, equity on our balance sheet totaled $806.1 million and our equity securities had a market value of $1.2 billion. During the three months ended March 31, 2020, we declared and paid $23.2 million of cash dividends.

Subsequent to March 31, 2020, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of April, May and June 2020, payable on April 30, May 29, and June 30, 2020, respectively, to stockholders of record on April 22, May 21, and June 22, 2020, respectively.

Stock Repurchase Plan. During the first quarter of 2020, our Board of Directors authorized the repurchase of up to 5,000,000 outstanding shares of common stock. During the three months ended March 31, 2020, we purchased 615,827 shares at an average price of $29.25 per share, including commissions, for a total purchase price of approximately $18.0 million. Due to the rising level of uncertainty in financial markets and the adverse effects of COVID-19 on the public health and our operators, our Board of Directors terminated the stock repurchase plan on March 25, 2020.

At-The-Market Program. On March 1, 2019, we entered into new separate equity distribution agreements (collectively, “Equity Distribution Agreements”) with four sales agents, replacing prior equity distribution agreements dated August 1, 2016. Under the terms of the new Equity Distribution Agreements, we may offer and sell, from time to time, up to $200.0 in aggregate offering price of shares of our common stock. As of March 31, 2020, no shares had been issued under the Equity Distribution Agreements. Accordingly, at March 31,2020, we had $200.0 available under the Equity Distribution Agreements.

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

Stock-Based Compensation. During the three months ended March 31, 2020, we granted restricted stock and performance-based stock units under the 2015 Plan as follows:

No. of	Price per
Shares	Share	Vesting Period
76,464	$48.95	ratably over 3 years
66,027	$49.98	TSR targets (1)
142,491
(1)	Vesting is based on achieving certain total shareholder return (“TSR”) targets in 4 years with an acceleration opportunity in 3 years.

Critical Accounting Policies

Our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q are prepared in conformity with U.S. generally accepted accounting principles for interim financial information set forth in the Accounting Standards Codification as published by the Financial Accounting Standards Board, which require us to make estimates and assumptions regarding future events that affect the amounts reported in our financial statements and accompanying footnotes. We base these estimates on our experience and assumptions regarding future events we believe to be reasonable under the circumstances. Actual results could differ from those estimates and such differences may be material to the consolidated financial statements. We have described our most critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2019.

There have been no changes to our critical accounting policies or estimates since December 31, 2019, with exception of the adoption of ASC Topic 326, Financial Instrument-Credit Losses. Please refer to Note 1. General of these unaudited consolidated financial statements under Part 1, Item 1 of this Quarterly Report on Form 10-Q for information regarding recently adopted standards.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the three months ended March 31, 2020. For additional information, refer to Item 7A as presented in our Annual Report on Form 10-K for the year ended December 31, 2019. In addition, as described in “Item 1A. Risk Factors”, coronavirus (COVID-19) may negatively impact our business and results of operations.

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

Item 1A. RISK FACTORS

The additional risk factor below should be read in conjunction with the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Risks Associated with Public Health Epidemics Such as Coronavirus (COVID-19) Is Adversely Affecting And Is Expected To Continue To Adversely Affect Our Business, Results of Operations, Cash Flows and Financial Condition.

The COVID-19 pandemic continues to have, and another pandemic in the future could have, repercussions across regional and global economies and financial markets. The outbreak of COVID-19 in many countries, including the United States, has significantly adversely impacted public health and economic activity, and has contributed to significant volatility and negative pressure in financial markets.

Substantially all of our revenues and sources of cash flows from operations are derived from operating lease rentals and interest earned on outstanding loans receivable. The operators of our properties are significantly impacted by their ability to provide services and the occupancy levels at our properties. The operations and occupancy levels at our properties will be adversely affected if COVID-19 or another pandemic results in infections on a large scale at our properties, early resident move-outs, our operators delay accepting new residents due to quarantines, and/or potential occupants postpone moving to a senior housing facility. Additionally, as our operators have responded to the pandemic, operating costs have begun to rise. A decrease in occupancy and/or increase in operating costs could have a material adverse effect on the ability of our operators to meet their financial and other contractual obligations to us, including the payment of rent. In response to requests by operators, we have provided rent deferrals totaling $772,000 for April 2020, of which $137,000 was returned back to us. The $772,000 April rent deferrals represent approximately 7% of our April contractual rent. Local, state, federal or other initiatives may affect our ability to collect rent and or enforce remedies for the failure to pay rent. In some cases, we may have to restructure an operator’s long-term rent obligations and may not be able to do so on terms that are as favorable to us as those currently in place. Furthermore, infections at our facilities could lead to material increases in litigation costs for which our operators may be liable. These risks are heightened due to the potential enhanced danger to senior citizens from COVID-19 generally and at facilities such as those of our operators. The extent to which COVID-19 could impact our operations and those of our operators will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, spread and severity of the outbreak and the actions taken to contain the virus or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures.

The rapid development and fluidity of the pandemic precludes any prediction as to the full adverse impact of COVID-19. Nevertheless, the COVID-19 pandemic presents material uncertainty and risk with respect to our business, results of operations, cash flows and financial condition. Moreover, many risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

Except as described in this Item 1A, there have been no other known material changes from the risk factors since December 31, 2019.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The number of shares of our common stock purchased and the average prices paid per share for each month in the quarter ended March 31, 2020 are as follows:

Total Number
			of Shares	Maximum
			Purchased as	Number of
		Average	Part of	Shares that May
	Total Number	Price	Publicly	Yet Be
	of Shares	Paid per	Announced	Purchased
Period	Purchased	Share (1)	Plan (2)	Under the Plan (2)
January 1- January 31, 2020	—	$—	—	—
February 1 - February 28, 2020	76,067	$46.63	—	—
March 1 -March 31, 2020	—	$—	615,827	—
Total	76,067		615,827	—
(1)	During the three months ended March 31, 2020, we acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

(2)	Our Board of Directors authorized the repurchase of up to 5,000,000 outstanding shares of common stock during the three months ended March 31, 2020. During the three months ended March 31, 2020, we purchased 615,827 shares at an average price of $29.25 per share, including commissions, for a total purchase price of approximately $18.0 million. Our Board of Directors terminated the stock repurchase plan on March 25, 2020.

Item 6. EXHIBITS

3.1	LTC Properties, Inc. Articles of Restatement (incorporated by reference to Exhibit 3.1.2 to LTC Properties Inc.’s Current Report on Form 8-K (File No. 1-11314) filed June 6, 2016)

3.2	Bylaws of LTC Properties, Inc., as restated June 2, 2015 (incorporated by reference to Exhibit 3.2 to LTC Properties Inc.’s Current Report on Form 8-K (File No. 1-11314) filed June 5, 2015)

3.2.1	First Amendment to Bylaws of LTC Properties, Inc. (incorporated by reference to Exhibit 3.2.1 to LTC Properties Inc.’s Current Report on Form 8-K (File No. 1-11314) filed April 21, 2020)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC.
Registrant

Dated: May 4, 2020	By:	/s/ Pamela Kessler
Pamela Kessler
Executive Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)