Form 10-Q
period 2020-06-30
LTC PROPERTIES INC
filed 2020-07-31
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Yes ☐ No ☑

The number of shares of common stock outstanding on July 23, 2020 was 39,242,732.

LTC PROPERTIES, INC.

FORM 10-Q

June 30, 2020

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share)

	June 30, 2020	December 31, 2019
	(unaudited)	(audited)
ASSETS
Investments:
Land	$127,774	$126,703
Buildings and improvements	1,317,917	1,295,899
Accumulated depreciation and amortization	(330,098)	(312,642)
Operating real estate property, net	1,115,593	1,109,960
Properties held-for-sale, net of accumulated depreciation: 2020—$0; 2019—$35,113	—	26,856
Real property investments, net	1,115,593	1,136,816

Mortgage loans receivable, net of loan loss reserve: 2020—$2,580; 2019—$2,560	256,069	254,099
Real estate investments, net	1,371,662	1,390,915
Notes receivable, net of loan loss reserve: 2020—$163; 2019—$181	16,093	17,927
Investments in unconsolidated joint ventures	1,023	19,003
Investments, net	1,388,778	1,427,845

Other assets:
Cash and cash equivalents	50,370	4,244
Debt issue costs related to bank borrowings	1,766	2,164
Interest receivable	29,701	26,586
Straight-line rent receivable	29,619	45,703
Lease incentives	2,471	2,552
Prepaid expenses and other assets	7,467	5,115
Total assets	$1,510,172	$1,514,209
LIABILITIES
Bank borrowings	$89,900	$93,900
Senior unsecured notes, net of debt issue costs: 2020—$735; 2019—$812	599,565	599,488
Accrued interest	4,587	4,983
Accrued expenses and other liabilities	28,815	30,412
Total liabilities	722,867	728,783
EQUITY
Stockholders’ equity:
Common stock: $0.01 par value; 60,000 shares authorized; shares issued and outstanding: 2020—39,243; 2019—39,752	392	398
Capital in excess of par value	849,326	867,346
Cumulative net income	1,358,985	1,293,482
Cumulative distributions	(1,429,809)	(1,384,283)
Total LTC Properties, Inc. stockholders’ equity	778,894	776,943
Non-controlling interests	8,411	8,483
Total equity	787,305	785,426
Total liabilities and equity	$1,510,172	$1,514,209

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(amounts in thousands, except per share, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Rental income	$20,275	$38,277	$58,310	$75,901
Interest income from mortgage loans	7,820	7,351	15,597	14,662
Interest and other income	386	638	984	1,159
Total revenues	28,481	46,266	74,891	91,722
Expenses:
Interest expense	7,546	7,710	15,256	15,177
Depreciation and amortization	9,797	9,860	19,466	19,467
Provision for doubtful accounts	—	84	1	167
Transaction costs	64	200	134	200
Property tax expense	4,111	3,910	8,334	8,296
General and administrative expenses	4,580	4,596	9,680	9,167
Total expenses	26,098	26,360	52,871	52,474
Other operating income:
Gain on sale of real estate, net	189	500	44,043	500
Operating income	2,572	20,406	66,063	39,748
Loss on unconsolidated joint ventures	(620)	—	(620)	—
Income from unconsolidated joint ventures	—	128	231	1,213
Net income	1,952	20,534	65,674	40,961
Income allocated to non-controlling interests	(82)	(88)	(171)	(169)
Net income attributable to LTC Properties, Inc.	1,870	20,446	65,503	40,792
Income allocated to participating securities	(97)	(94)	(278)	(186)
Net income available to common stockholders	$1,773	$20,352	$65,225	$40,606

Earnings per common share:
Basic	$0.05	$0.51	$1.66	$1.03
Diluted	$0.05	$0.51	$1.66	$1.02

Weighted average shares used to calculate earnings per common share:
Basic	39,055	39,577	39,298	39,555
Diluted	39,137	39,769	39,380	39,747

Dividends declared and paid per common share	$0.57	$0.57	$1.14	$1.14

Comprehensive Income:
Net income	$1,952	$20,534	$65,674	$40,961
Comprehensive income	$1,952	$20,534	$65,674	$40,961

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

			Capital in	Cumulative		Total	Non-
	Common Stock		Excess of	Net	Cumulative	Stockholder's	Controlling	Total
	Shares	Amount	Par Value	Income	Distributions	Equity	Interests	Equity
Balance—December 31, 2018	39,657	$397	$862,712	$1,255,764	$(1,293,383)	$825,490	$7,481	$832,971
Cumulative Effect of the adoption of the ASC 842	—	—	—	(42,808)	-	(42,808)	-	(42,808)
As Adjusted Balance at January 1, 2019	39,657	$397	$862,712	$1,212,956	$(1,293,383)	$782,682	$7,481	$790,163
Common Stock cash distributions ($0.57 per share)	—	—	—	—	(22,631)	(22,631)	—	(22,631)
Vesting of performance-based stock units	48	—	—	—	(300)	(300)	—	(300)
Issuance of restricted stock	78	—	(1)	—	—	(1)	—	(1)
Stock-based compensation expense	—	—	1,689	—	—	1,689	—	1,689
Net income	—	—	—	20,346	—	20,346	81	20,427
Non-controlling interest contributions	—	—	—	—	—	—	919	919
Non-controlling interest distributions	—	—	—	—	—	—	(89)	(89)
Other	(44)	—	(2,024)	—	—	(2,024)	—	(2,024)
Balance—March 31, 2019	39,739	$397	$862,376	$1,233,302	$(1,316,314)	$779,761	$8,392	$788,153
Common Stock cash distributions ($0.57 per share)	—	—	—	—	(22,653)	(22,653)	—	(22,653)
Issuance of restricted stock	8	—	(6)	—	—	(6)	—	(6)
Stock-based compensation expense	—	—	1,623	—	—	1,623	—	1,623
Net income	—	—	—	20,446	—	20,446	88	20,534
Non-controlling interest contributions	—	—	—	—	—	—	46	46
Non-controlling interest distributions	—	—	—	—	—	—	(87)	(87)
Balance—June 30, 2019	39,747	$397	$863,993	$1,253,748	$(1,338,967)	$779,171	$8,439	$787,610
Common Stock cash distributions ($0.57 per share)	—	—	—	—	(22,658)	(22,658)	—	(22,658)
Stock option exercises	5	1	122	—	—	123	—	123
Stock-based compensation expense	—	—	1,626	—	—	1,626	—	1,626
Net income	—	—	—	27,192	—	27,192	88	27,280
Non-controlling interest distributions	—	—	—	—	—	—	(67)	(67)
Other	—	—	(20)	—	—	(20)	—	(20)
Balance—September 30, 2019	39,752	$398	$865,721	$1,280,940	$(1,361,625)	$785,434	$8,460	$793,894
Common Stock cash distributions ($0.57 per share)	—	—	—	—	(22,658)	(22,658)	—	(22,658)
Stock-based compensation expense	—	—	1,625	—	—	1,625	—	1,625
Net income	—	—	—	12,542	—	12,542	89	12,631
Non-controlling interest distributions	—	—	—	—	—	—	(66)	(66)
Balance—December 31, 2019	39,752	$398	$867,346	$1,293,482	$(1,384,283)	$776,943	$8,483	$785,426
Common Stock cash distributions ($0.57 per share)	—	—	—	—	(22,581)	(22,581)	—	(22,581)
Vesting of performance-based stock units	82	—	—	—	(586)	(586)	—	(586)
Issuance of restricted stock	76	1	(1)	—	—	—	—	—
Repurchase of common stock	(616)	(6)	(18,006)	—	—	(18,012)	—	(18,012)
Stock-based compensation expense	—	—	1,777	—	—	1,777	—	1,777
Net income	—	—	—	63,633	—	63,633	89	63,722
Non-controlling interest distributions	—	—	—	—	—	—	(146)	(146)
Other	(76)	(1)	(3,544)	—	—	(3,545)	—	(3,545)
Balance—March 31, 2020	39,218	$392	$847,572	$1,357,115	$(1,407,450)	$797,629	$8,426	$806,055
Common Stock cash distributions ($0.57 per share)	—	—	—	—	(22,359)	(22,359)	—	(22,359)
Issuance of restricted stock	25	—	(7)	—	—	(7)	—	(7)
Stock-based compensation expense	—	—	1,761	—	—	1,761	—	1,761
Net income	—	—	—	1,870	—	1,870	82	1,952
Non-controlling interest distributions	—	—	—	—	—	—	(97)	(97)
Balance—June 30, 2020	39,243	$392	$849,326	$1,358,985	$(1,429,809)	$778,894	$8,411	$787,305

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, unaudited)

	Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES:
Net income	$65,674	$40,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,466	19,467
Stock-based compensation expense	3,539	3,312
Gain on sale of real estate, net	(44,043)	(500)
Loss on unconsolidated joint ventures	620	—
Income from unconsolidated joint ventures	(231)	(1,213)
Income distributions from unconsolidated joint ventures	231	1,402
Straight-line rental income	(1,473)	(2,513)
Change in straight-line rent receivable and lease incentives due to collectibility	17,742	1,926
Lease incentives funded	(13)	(283)
Amortization of lease incentives	209	181
Provision for doubtful accounts	1	167
Other non-cash items, net	512	505
Increase in interest receivable	(3,115)	(2,908)
(Decrease) increase in accrued interest payable	(396)	1,110
Net change in other assets and liabilities	(3,076)	58
Net cash provided by operating activities	55,647	61,672
INVESTING ACTIVITIES:
Investment in real estate properties	(13,581)	(16,112)
Investment in real estate developments	(10,348)	(13,012)
Investment in real estate capital improvements	(3,053)	(1,068)
Capitalized interest	(277)	(333)
Proceeds from sale of real estate, net	72,141	231
Investment in real estate mortgage loans receivable	(2,557)	(9,736)
Principal payments received on mortgage loans receivable	565	565
Investments in unconsolidated joint ventures	(58)	(293)
Proceeds from liquidation of investments in unconsolidated joint ventures	17,464	3,400
Advances and originations under notes receivable	(611)	(7,766)
Principal payments received on notes receivable	2,163	49
Net cash provided by (used in) investing activities	61,848	(44,075)
FINANCING ACTIVITIES:
Bank borrowings	24,000	36,900
Repayment of bank borrowings	(28,000)	(2,000)
Principal payments on senior unsecured notes	—	(4,167)
Stock repurchase plan	(18,012)	—
Distributions paid to stockholders	(45,526)	(45,583)
Contribution from non-controlling interests	—	46
Distributions paid to non-controlling interests	(243)	(177)
Financing costs paid	(35)	(35)
Withheld vested restricted stock and performance-based stock units to satisfy tax payments	(3,545)	(2,024)
Other	(8)	(6)
Net cash used in financing activities	(71,369)	(17,046)
Increase in cash, cash equivalents and restricted cash	46,126	551
Cash, cash equivalents and restricted cash, beginning of period	4,244	4,764
Cash, cash equivalents and restricted cash, end of period	$50,370	$5,315

Supplemental disclosure of cash flow information:
Interest paid	$15,142	$13,564
Non-cash investing and financing transactions:
Right of use asset	$—	$1,393
Lease liability	$—	$1,393
Reclassification of notes receivable to lease incentives	$300	$200

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

We have prepared consolidated financial statements included herein without audit and in the opinion of management have included all adjustments necessary for a fair presentation of the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to rules and regulations governing the presentation of interim financial statements. The accompanying consolidated financial statements include the accounts of our company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the six months ended June 30, 2020 and 2019 are not necessarily indicative of the results for a full year.

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

In April 2020, the FASB staff released guidance regarding accounting for lease concessions in response to the novel coronavirus (“COVID-19”) pandemic. The FASB staff guidance indicates that lessors could elect an accounting policy to not evaluate whether rent concessions provided in response to the COVID-19 pandemic are lease modifications. When only the timing of payments is impacted by the rent deferrals, but the amount of the consideration is substantially the same as required by the original lease agreement, the FASB listed two methods for lessors to account for the rent deferrals. We elected the first of the following two methods:

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

We adopted ASU 2016-13 on January 1, 2020 and determined our Mortgage loans receivable and Notes receivable are within the scope of this ASU. We utilize the probability of default and discounted cash flow methods to estimate expected credit losses. Additionally, we stress-tested the results to reflect the impact of unknown adverse future events including recessions. We concluded that the adoption of ASU 2016-13 did not have a material impact on our financial statements at June 30, 2020.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The expected credit losses for our financial instruments that are within the scope of ASU 2016-13 are as follows (in thousands):

			Increase
			/(Decrease)
		Balance	in Expected	Balance
	Balance Sheet	at	Credit Loss	at
Description	Location	12/31/2019	During the Quarter	6/30/2020
Expected credit losses for mortgage loans receivable	Mortgage loans receivable, net of loan loss reserve	$2,560	$20	$2,580
Expected credit losses for notes receivable	Notes receivable, net of loan loss reserve	$181	$(18)	$163

We elected not to measure an allowance for expected credit losses on accrued interest receivables as we have a policy in place to reserve or write off accrued interest receivables in a timely manner through our quarterly review of the loan and property performance. Therefore, we elected the policy to write off accrued interest receivables by reversing interest income and/or recognizing credit loss expense. As of June 30, 2020, the total balance of accrued interest receivables of $29,701,000 was not included in the measurement of expected credit loss. For the three and six months ended June 30, 2020 and 2019, Company did not recognize any write-off related to accrued interest receivables.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table summarizes our investments in owned properties at June 30, 2020 (dollar amounts in thousands):

						Average
		Percentage	Number	Number of		Investment
	Gross	of	of	SNF	ALF	per
Type of Property	Investment	Investment	Properties (1)	Beds	Units	Bed/Unit
Assisted Living	$880,343	60.9%	107	—	6,164	$142.82
Skilled Nursing	543,825	37.6%	50	6,283	212	$83.73
Under Development (2)	10,163	0.7%	—	—	—	—
Other (3)	11,360	0.8%	1	118	—	—
Total	$1,445,691	100.0%	158	6,401	6,376
(1)	We own properties in 27 states that are leased to 29 different operators.

(2)	Represents a 90-bed SNF development project located in Missouri.

(3)	Includes three parcels of land held-for-use, and one behavioral health care hospital.

Future minimum base rents receivable under the remaining non-cancelable terms of operating leases excluding the effects of straight-line rent receivable, amortization of lease incentives and renewal options are as follows (in thousands):

Cash
Rent (1)
2020	$68,001
2021	141,369
2022	128,751
2023	129,931
2024	126,406
Thereafter	623,574
(1)	Represents contractual cash rent, except for Anthem Memory Care (“Anthem”) lease which is based on projected cash to be received as agreed upon with the operator.

An affiliate of Senior Lifestyle Corporation (“Senior Lifestyle”) operates 23 properties under a master lease with a combination of independent living, assisted living and memory care units. Senior Lifestyle was provided deferral of partial rent in April 2020. However, Senior Lifestyle failed to pay full rent for May and June of 2020. Contractual rent for the quarter ended June 30, 2020, was $4,560,000 of which we collected $1,805,000. The remaining outstanding accounts receivable balance of $2,755,000 is covered by a letter of credit and security deposit totaling $3,608,000. In July 2020, we received $1,081,000 of their contractual rent of $1,520,000. In accordance with ASC 842, we evaluated the collectibility of receiving substantially all of our lease payments from the Senior Lifestyle master lease through maturity and determined that we did not have the level of certainty required by the standard. Accordingly, we wrote-off a total $17,742,000 of straight-line rent receivable and lease incentives related to this master lease. As a result, we placed Senior Lifestyle on a cash basis effective July 2020. We are evaluating our options for the portfolio.

Anthem operates 11 memory care communities under a master lease and was placed in default in 2017 resulting from Anthem’s partial payment of its minimum rent. However, we did not enforce our rights and remedies pertaining to the event of default, under the stipulation that Anthem achieves sufficient performance and pays agreed upon rent. We currently anticipate that Anthem will pay $9,900,000 of annual cash rent during 2020. However, COVID-19 may adversely impact Anthem’s

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

operating cash flow and ability to pay rent. In accordance with ASC 842 lease accounting guidance, at January 1, 2019, we evaluated the collectibility of straight-line rent receivable and lease incentive balances related to Anthem and determined that it was not probable that we would collect substantially all of the contractual lease obligations through maturity. Accordingly, we wrote-off the balances to equity as of January 1, 2019, as required by the ASC 842 transition guidance. Anthem is current on rent payments through July 2020.

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

During the fourth quarter of 2019, we entered into multiple contracts to sell the Properties, all of which were completed during the first quarter of 2020. The combined net proceeds from the sales, including the 2019 transactions, was approximately $77,900,000 resulting in a total gain of approximately $44,000,000. The Properties had a combined net book value of $35,600,000. The 21 properties sold in the first quarter of 2020, which included 2,411 beds in Arizona, Colorado, Iowa, Kansas and Texas, were sold through multiple transactions and generated net proceeds of approximately $72,100,000. These 21 properties had a combined net book value of $29,100,000 and resulted in total gain on sale of $44,043,000 which was recorded as Gain on sale of real estate, net in the consolidated statements of income and comprehensive income.

Senior Care Centers, LLC and affiliates and subsidiaries (“Senior Care”) filed for Chapter 11 bankruptcy as a result of lease terminations from certain landlords and on-going operational challenges in December 2018. Senior Care did not pay us December 2018 rent and accordingly, in December 2018, we placed Senior Care on a cash basis. In accordance with ASC 842 lease accounting guidance, at January 1, 2019, we evaluated the collectibility of the straight-line rent receivable and lease incentive balance related to Senior Care and determined it was not probable that we would collect substantially all of the contractual lease obligations through maturity. Accordingly, we wrote-off the balances to equity as of January 1, 2019, as required by the ASC 842 transition guidance. During 2019, we received a court ordered reimbursement from Senior Care for the December 2018 unpaid rent, late fees and legal costs totaling $1,596,000. In March 2020, Senior Care emerged from bankruptcy and affirmed our master lease. Senior Care is current on all its rent, real estate property tax escrow and maintenance deposits. Senior Care is current on rent payments through July 2020.

Subsequent to June 30, 2020, we consolidated our four leases with Brookdale Senior Living Communities, Inc (“Brookdale”) into one master lease and extended the term by one year to December 31, 2021. The master lease provides three renewal options consisting of a four-year renewal option, a five-year renewal option and a 10-year renewal option. The notice period for the first renewal option is January 1, 2021 to April 30, 2021. The economic terms of rent remain the same as the consolidated rent terms under the previous four separate lease agreements.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table summarizes components of our rental income for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Rental Income	2020		2019		2020		2019
Base cash rental income	$33,336		$33,019		$66,351		$66,933
Variable cash rental income	4,155	(1)	4,077	(1)	8,437	(1)	8,562	(1)
Straight-line rent	634		1,275		1,473		2,513
Change in straight-line rent receivable and lease incentives due to collectibility	(17,742)	(2)	—		(17,742)	(2)	(1,926)
Amortization of lease incentives	(108)		(94)		(209)		(181)
Total	$20,275		$38,277		$58,310		$75,901
(1)	The variable rental income for the three and six months ended June 30, 2020, includes contingent rental income of $44 and $104, respectively, and reimbursement of real estate taxes by our lessees of $4,111 and $8,333, respectively. The variable rental income for the three and six months ended June 30, 2019 includes contingent rental income of $167 and $317, respectively, and reimbursement of real estate taxes by our lessees of $3,910 and $8,245, respectively.

(2)	During the second quarter of 2020, Senior Lifestyle Corporation (“Senior Lifestyle”) failed to pay full rent for May and June 2020. In accordance with ASC 842, we evaluated the collectibility of receiving substantially all of our lease payments from the Senior Lifestyle master lease through maturity and determined that we did not have the level of certainty required by the standard. Accordingly, we wrote-off $17,557 of Senior Lifestyle’s straight-line rent receivable and $185 of Senior Lifestyle’s lease incentives related to this master lease.

Some of our lease agreements provide purchase options allowing the lessees to purchase the properties they currently lease from us. The following table summarizes information about purchase options included in our lease agreements (dollar amount in thousands):

	Type	Number
	of	of	Gross	Carrying	Option
State	Property	Properties	Investments	Value	Window
California	ALF/MC	2	$38,895	$36,072	2024-2029
California	ALF	2	30,372	17,082	2021-TBD	(1)
Florida	MC	1	14,340	12,720	2028-2029
Kentucky and Ohio	MC	2	30,152	27,509	2028-2029
Texas	MC	2	25,265	24,025	2025-2027
South Carolina	ALF/MC	1	11,680	10,503	2028-2029
Total			$150,704	$127,911
(1)	The option window ending date will be either 24 months or 48 months after the option window commences, based on certain contingencies.

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, and on March 13, 2020, the United States declared a national emergency with regard to COVID-19. As required by ASC 842, we assess the collectibility of our lease payments through maturity on a quarterly basis. At June 30, 2020, in conjunction with the rising levels of uncertainty related to the adverse effects of COVID-19, we assessed the probability of collecting substantially all of our lease payments through maturity and concluded that we did not have sufficient information available to evaluate the impact of COVID-19 on the collectibility of our lease payments. The extent to which COVID-19 could impact our operators and the collectibility of our future lease payments will depend on the future developments including the financial impact significance and the duration of the pandemic. We will continue to evaluate the collectibility of our lease payments through maturity on a quarterly basis, including the financial impact of COVID-19. If we determine that we do not have the level of collectibility certainty required by ASC 842 related to certain operators, all or a portion of our straight-

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

line rent receivable and other lease receivables will be written-off. In recognition of the unique conditions affecting our operators, we have agreed to rent deferrals for certain operators totaling $930,000, approximately 2% of contractual rent, for April through June 2020. Additionally, we granted deferred rent of $80,000 for July 2020. Through July 2020, we have received $347,000 of deferred rent payments. The remaining $663,000 balance of deferred rent is due to LTC over the next 24 months or upon the operators’ receipt of government funds from the U.S. Coronavirus Aid, Relief, and Economic Security ACT (the “CARES Act”).

Acquisitions and Developments: The following table summarizes our acquisitions for the six months ended June 30, 2020 and 2019 (dollar amounts in thousands):

				Total	Number	Number
		Purchase	Transaction	Acquisition	of	of
Year	Type of Property	Price	Costs (1)	Costs	Properties	Beds/Units
2020	Skilled Nursing (2)	$13,500	$81	$13,581	1	140

2019	Assisted Living (3)	$16,719	$176	$16,895	1	74
	Land (4)	110	26	136	—	—
Total		$16,829	$202	$17,031	1	74
(1)	Represents cost associated with our acquisitions; however, upon adoption of ASU 2017-01, our acquisitions meet the definition of an asset acquisition resulting in capitalization of transaction costs to the properties’ basis. For our land purchases with forward development commitments, transaction costs are capitalized as part of construction in progress. Transaction costs per our Consolidated Statements of Income and Comprehensive Income represents current and prior year transaction costs due to timing and terminated transactions.

(2)	We acquired a SNF located in Texas.

(3)	We entered into a joint venture (“JV”) (consolidated on our financial statements) to purchase an existing operational 74-unit ALF/MC community. The non-controlling partner contributed $919 of equity and we contributed $15,971 in cash. Our economic interest in the real estate JV is approximately 95%.

(4)	We acquired a parcel of land adjacent to an existing SNF in California.

During the six months ended June 30, 2020 and 2019, we invested the following in development and improvement projects (in thousands):

	2020		2019
Type of Property	Developments	Improvements	Developments	Improvements
Assisted Living Communities	$4,487	$3,039	$8,520	$893
Skilled Nursing Centers	5,861	14	4,492	—
Other	—	—	—	175
Total	$10,348	$3,053	$13,012	$1,068

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Completed Developments. The following table summarizes our completed developments during the six months ended June 30, 2020 and 2019 (dollar amounts in thousands):

		Number	Type	Number
		of	of	of			Total
Year	Type of Project	Properties	Property	Beds/Units	State		Investment
2020	Development	1	ALF/MC	78	Oregon	(1)	$18,443
Total		1		78			$18,443

2019	Development	1	SNF	143	Kentucky		$24,493
	Development	1	ILF/ALF/MC	110	Wisconsin		21,872
Total		2		253			$46,365
(1)	Certificate of occupancy was received in March 2020, however, due to the COVID-19 pandemic, we have consented to delay the opening of this community to a later date to be determined.

Properties Sold. The following table summarizes property sales during the six months ended June 30, 2020 and 2019 (dollar amounts in thousands):

		Type		Number	Number
		of		of	of	Sales	Carrying	Net
Year	State	Properties		Properties	Beds/Units	Price	Value	Gain
2020	N/A	N/A		—	—	$—	$—	$102	(1)
	Arizona	SNF		1	194	12,550	2,229	10,292
	Colorado	SNF		3	275	15,000	4,271	10,364
	Iowa	SNF	(2)	7	544	14,500	4,886	9,005
	Kansas	SNF		3	250	9,750	7,438	1,993
	Texas	SNF		7	1,148	23,000	10,260	12,287
Total 2020 (3)				21	2,411	$74,800	$29,084	$44,043

2019	N/A	N/A		—	—	$—	$—	$500	(4)

(

(1)	Gain recognized from the $90 repayment of a holdback related to a property sold during the fourth quarter of 2019 and the reassessment adjustment of $12 from the holdback under the expected value model per ASC Topic 606, Contracts with Customers (“ASC 606”).

(2)	This transaction includes a holdback of $838 which is held in an interest-bearing account with an escrow holder on behalf of the buyer for potential specific losses. Using the expected value model per ASC 606, we estimated and recorded the holdback value of $471. During the six months ended June 30, 2020, we received $150 of the holdback. We reassessed the holdback under the expected value model and recorded an additional gain of $91.

(3)	Properties sold within the Preferred Care portfolio.

(4)	Gain recognized from the repayment of a holdback related to a portfolio of six ALFs sold during the second quarter of 2018.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Mortgage Loans. The following table summarizes our investments in mortgage loans secured by first mortgages at June 30, 2020 (dollar amounts in thousands):

			Type	Percentage	Number of			Investment
		Gross	of	of			SNF	per
Interest Rate (1)	Maturity	Investment	Property	Investment	Loans (2)	Properties (3)	Beds	Bed/Unit
9.9%	2043	$185,657	SNF	71.8%	1	15	1,941	$95.65
9.2%	2045	38,443	SNF	14.8%	1	4	501	$76.73
9.4%	2045	19,624	SNF	7.6%	1	2	205	$95.73
9.6%	2045	14,925	SNF	5.8%	1	1	157	$95.06
Total		$258,649		100.0%	4	22	2,804	$92.24
(1)	The majority of the mortgage loans provide for annual increases in the interest rate after a certain time period increasing by 2.25%.

(2)	Some loans contain certain guarantees, provide for certain facility fees and the majority of the mortgage loans have a 30-year term.

(3)	The properties securing these mortgage loans are located in one state and are operated by one operator.

The following table summarizes our mortgage loan activity for the six months ended June 30, 2020 and 2019 (in thousands):

	2020	2019
Originations and funding under mortgage loans receivable	$2,557	$9,736
Scheduled principal payments received	(565)	(565)
Mortgage loan premium amortization	(2)	(2)
Provision for loan loss reserve	(20)	(92)
Net increase in mortgage loans receivable	$1,970	$9,077

3.	Investment in Unconsolidated Joint Ventures

We had a preferred equity investment in an unconsolidated joint venture that owned four communities located in Arizona, providing independent living, assisted living and memory care services. During the fourth quarter of 2019, the JV signed a contract to sell the four properties comprising the JV (“Properties”). The contract was subject to standard due diligence and other contingencies to close, all of which were met in January 2020. Accordingly, based on the information available to us regarding alternatives and courses of action, we performed a recoverability test on the carrying value of our preferred equity investment and concluded that a portion of our preferred equity investment will not be recoverable. Therefore, we recorded an other than temporary impairment loss from investment in unconsolidated joint ventures of $5,500,000 and wrote our preferred equity investment down to its estimated fair value at December 31, 2019. In April 2020, upon sale of the Properties, we received partial liquidation proceeds of $17,464,000 and incurred an additional $620,000 of loss. We anticipate receiving additional proceeds of $1,023,000 through December 31, 2020.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table summarizes our capital contributions, income recognized, and cash interest received related to our investments in unconsolidated joint ventures for the six months ended June 30, 2020 and 2019 (in thousands):

	Type
	of		Capital		Income		Cash Interest
Year	Properties		Contribution		Recognized		Received
2020	ALF/MC/ILF	(1)	$58	(1)	$231	(1)	$231	(1)
Total			$58		$231		$231

2019	ALF/MC/ILF		$293		$553		$727
	ALF/ILF/MC	(2)	—	(2)	256	(2)	243	(2)
	ALF/MC	(2)	—	(3)	404	(3)	432	(3)
Total			$293		$1,213		$1,402
(1)	Relates to our preferred equity investment discussed above with a total preferred return of 15%. We had concluded that the joint venture was a variable interest entity (“VIE”) in accordance with GAAP. However, because we did not control the entity, nor we had any role in the day-to-day management, we were not the primary beneficiary of the joint venture. Therefore, we accounted for the joint venture investment using the equity method.

(2)	We had a $2,900 mezzanine loan commitment for a 99-unit seniors housing community in Florida with a total preferred return of 15%. The mezzanine loan was an ADC arrangement which we determined it to have characteristics similar to a jointly-owned arrangement and recorded it as an unconsolidated joint venture. Since interest payments were deferred and no interest was recorded for the first twelve months of the loan, we used the effective interest method in accordance with GAAP to recognize interest income and recorded the difference between the effective interest income and cash interest income to the loan principal balance. During the third quarter of 2019, the mezzanine loan was paid off.

(3)	We had a $3,400 mezzanine loan commitment for the development of a 127-unit seniors housing community in Florida with a total preferred return of 15%. The mezzanine loan was an ADC arrangement which we determined it to have characteristics similar to a jointly-owned arrangement and recorded it as an unconsolidated joint venture. During the first quarter of 2019, the mezzanine loan was paid off.

4.	Notes Receivable

Notes receivable consists of mezzanine loans and other loan arrangements. The following table is a summary of our notes receivable components as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020		December 31, 2019
Mezzanine loans	$11,135	(1)	$13,284
Other loans	5,121		4,824
Notes receivable reserve	(163)		(181)
Total	$16,093		$17,927
(1)	Subsequent to June 30, 2020, we received $2,569 related to the partial paydown of a mezzanine loan.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table summarizes our notes receivable activity for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020		2019
Advances under notes receivable	$611		$7,766	(1)
Principal payments received under notes receivable	(2,163)		(49)
Reclassified to lease incentives	(300)	(2)	(200)	(2)
Notes receivable reserve	18		(75)
Total	$(1,834)		$7,442
(1)	We originated a $6,800 mezzanine loan commitment for the development of a 204-unit ILF/ALF/MC in Georgia. The mezzanine loan has a five-year term and a 12.0% return, a portion of which is paid in cash, and the remaining portion of which is deferred during the first 46 months. Additionally, we originated a $1,400 note agreement, funding $582 with a commitment to fund $818. The note bears interest at 7.0%. Further, we originated a $550 note agreement, funding $200 with a commitment to fund $350. The note bears interest at 7.5%.

(2)	Represents interim working capital loans related to development projects which matured upon completion of the development projects and commencement of the master leases.
5.	Lease Incentives

Our lease incentive balances at June 30, 2020 (in thousands):

	June 30, 2020	December 31, 2019
Non-contingent lease incentives	$2,471	$2,552

The following table summarizes our lease incentives activity for the six months ended June 30, 2020 and 2019 (in thousands):

	2020				2019
	Funding	Amortization	Adjustment		Funding	Amortization	Adjustment
Non-contingent lease incentives	$13	$(209)	$115	(1)	$283	$(181)	$(11,893)	'(2)
(1)	We reclassified a $300 interim working capital loan as lease incentive. See Note 4. Notes Receivable for further discussion. Additionally, we wrote-off $185 of lease incentive related to a master lease for which we determined it was not probable we will collect substantially all of the contractual lease obligations through maturity. See Note 2. Real Estate Investments for further discussion.

(2)	In accordance with ASC 842 lease standard adopted on January 1, 2019, we wrote-off $12,093 of lease incentives related to leases for which we determined it is not probable we will collect substantially all of the contractual lease obligation through maturity. See Note 1. General for further discussion. Additionally, we reclassified a $200 interim working capital loan as lease incentive. See Note 4. Notes Receivable for further discussion.

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

Bank Borrowings. We have an unsecured credit agreement that provides for a revolving aggregate commitment of the lenders of up to $600,000,000 with the opportunity to increase the commitment size of the credit agreement up to a total of $1,000,000,000. The unsecured credit agreement matures on June 27, 2022 and provides for a one-year extension option at our discretion, subject to customary conditions. Based on our leverage at June 30, 2020, the facility provides for interest annually at LIBOR plus 115 basis points and a facility fee of 20 basis points. At June 30, 2020, we were in compliance with all covenants.

Senior Unsecured Notes. We have senior unsecured notes held by institutional investors with interest rates ranging from 3.85% to 5.03%. The senior unsecured notes mature between 2021 and 2032.

The debt obligations by component as of June 30, 2020 and December 31, 2019 are as follows (dollar amounts in thousands):

		At June 30, 2020		At December 31, 2019
	Applicable		Available		Available
	Interest	Outstanding	for	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing	Balance	Borrowing
Bank borrowings	2.22%	$89,900	$510,100	$93,900	$506,100
Senior unsecured notes, net of debt issue costs	4.39%	599,565	—	599,488	21,500
Total	4.10%	$689,465	$510,100	$693,388	$527,600
(1)	Represents weighted average of interest rate as of June 30, 2020.

Our borrowings and repayments are as follows (in thousands):

	Six Months Ended June 30,
	2020		2019
Debt Obligations	Borrowings	Repayments	Borrowings	Repayments
Bank borrowings	$24,000	$(28,000)	$36,900	$(2,000)
Senior unsecured notes	—	—	—	(4,167)
Total	$24,000	$(28,000)	$36,900	$(6,167)

7.	Equity

Common Stock. We have separate equity distribution agreements (collectively, “Equity Distribution Agreements”) to offer and sell, from time to time, up to $200,000,000 in aggregate offering price of shares of our common stock. As of June 30, 2020, no shares had been issued under the Equity Distribution Agreements. Accordingly, at June 30, 2020, we had $200,000,000 available under the Equity Distribution Agreements.

During the six months ended June 30, 2020 and 2019, we acquired 76,067 shares and 44,543 shares, respectively, of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Stock Repurchase Plan. During the first quarter of 2020, our Board of Directors authorized the repurchase of up to 5,000,000 outstanding shares of common stock. Due to the rising level of uncertainty in financial markets and the adverse effects of COVID-19 on the public health and our operators, our Board of Directors terminated the stock repurchase plan on March 25, 2020. During the six months ended June 30, 2020, we purchased 615,827 shares at an average price of $29.25 per share, including commissions, for a total purchase price of $18,012,000.

Non-controlling Interests. We have entered into partnerships to develop and/or own real estate. Given that our limited members do not have the substantive kick-out rights, liquidation rights, or participation rights, we have concluded that the partnerships are VIEs. As we exercise power over and receive benefits from the VIEs, we are considered the primary beneficiary. Accordingly, we consolidate the VIEs and record the non-controlling interests on the consolidated financial statements.

As of June 30, 2020, we have the following consolidated VIEs (in thousands):

				Gross
Investment		Property		Consolidated	Non-Controlling
Year	Purpose	Type	State	Assets	Interests
2019	Owned real estate	ALF/MC	VA	$16,895	$919
2018	Owned real estate	ILF	OR	14,400	2,857
2018	Owned real estate and development	ALF/MC	OR	18,443	1,081
2017	Owned real estate and development	ILF/ALF/MC	WI	22,007	2,305
2017	Owned real estate	ALF/MC	SC	11,680	1,249
Total				$83,425	$8,411

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

Distributions. We declared and paid the following cash dividends (in thousands):

	Six Months Ended June 30,
	2020				2019
	Declared		Paid		Declared		Paid
Common Stock (1)	$45,526	(2)	$45,526	(2)	$45,583	(3)	$45,583	(3)
(1)	Represents $0.19 per share per month for the six months ended June 30, 2020 and 2019.

(2)	Includes $586 related to the vesting of performance-based stock units.

(3)	Includes $300 related to the vesting of performance-based stock units.

In July 2020, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of July, August and September 2020, payable on July 31, August 31, and September 30, 2020, respectively, to stockholders of record on July 23, August 21, and September 22, 2020, respectively.

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

At June 30, 2020, we had 15,000 stock options outstanding and exercisable. During the six months ended June 30, 2020 and 2019, no stock options were granted or exercised.

The following table summarizes our restricted stock and performance-based stock units activity for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020		2019
Outstanding, January 1	345,633		325,750
Granted	167,375		147,608
Vested	(165,051)	(1)	(126,725)	(2)
Outstanding, June 30	347,957		346,633
(1)	Includes 81,574 performance-based stock units.

(2)	Includes 48,225 performance-based stock units.

During the six months ended June 30, 2020 and 2019, we granted restricted stock and performance-based stock units under the 2015 Plan as follows:

	No. of	Price per
Year	Shares/Units	Share	Vesting Period
2020	76,464	$48.95	ratably over 3 years
	66,027	$49.98	TSR targets (1)
	9,884	$38.45	May 27, 2021
	15,000	$38.45	ratably over 3 years
	167,375

2019	78,276	$46.54	ratably over 3 years
	60,836	$46.54	TSR targets (1)
	8,496	$44.73	May 29, 2020
	147,608

(1)	Vesting is based on achieving certain total shareholder return (“TSR”) targets in 4 years with acceleration opportunity in 3 years.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Compensation expense recognized related to the vesting of restricted common stock and performance-based stock units for the six months ended June 30, 2020 and 2019 were $3,539,000 and $3,312,000, respectively. At June 30, 2020, the remaining compensation expense to be recognized related to the future service period of unvested outstanding restricted common stock and performance-based stock units are as follows (in thousands):

Remaining
Compensation
Vesting Date	Expense
2020	$3,566
2021	5,201
2022	2,729
2023	276
Total	$11,772

8.	Commitments and Contingencies

At June 30, 2020, we had commitments as follows (in thousands):

				Total
	Investment		2020	Commitment	Remaining
	Commitment		Funding	Funded	Commitment
Real estate properties (Note 2. Real Estate Investments)	$24,563	(1)	$8,553	$13,525	$11,038
Accrued incentives and earn-out liabilities (Note 5. Lease Incentives)	9,000		—	—	9,000
Mortgage loans (Note 2. Real Estate Investments)	27,200	(2)	2,518	8,462	18,738
Notes receivable (Note 4. Notes Receivable)	1,354		520	520	834
Total	$62,117		$11,591	$22,507	$39,610
(1)	Represents commitments to purchase land and improvements, if applicable, and to develop, re-develop, renovate or expand seniors housing and health care properties.

(2)	Represents $9,200 of commitments to expand and renovate the seniors housing and health care properties securing the mortgage loans and $18,000 represents contingent funding upon the borrower achieving certain coverage ratios.

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

We have two operators from each of which we derive 10% or more of our combined rental revenue and interest income from mortgage loans. The following table sets forth information regarding our major operators as of June 30, 2020:

	Number of		Number of		Percentage of
			SNF	ALF	Total	Total
Operator	SNF	ALF	Beds	Units	Revenue (1)	Assets (2)
Prestige Healthcare	24	—	2,922	93	19.9%	17.5%
Senior Lifestyle Corporation	—	23	—	1,457	11.4%	10.1%
Total	24	23	2,922	1,550	31.3%	27.6%
(1)	Includes rental income from owned properties and interest income from mortgage loans as of June 30, 2020 and excludes rental income from lessee reimbursement and sold properties.

(2)	Represents the net carrying value of the properties divided by the Total assets on the Consolidated Balance Sheets.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

10.	Earnings per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$1,952	$20,534	$65,674	$40,961
Less income allocated to non-controlling interests	(82)	(88)	(171)	(169)
Less income allocated to participating securities:
Non-forfeitable dividends on participating securities	(97)	(94)	(191)	(186)
Income allocated to participating securities	—	—	(87)	—
Total net income allocated to participating securities (1)	(97)	(94)	(278)	(186)
Net income available to common stockholders	1,773	20,352	65,225	40,606
Effect of dilutive securities:
Participating securities (2)	—	—	—	—
Net income for diluted net income per share	$1,773	$20,352	$65,225	$40,606

Shares for basic net income per share	39,055	39,577	39,298	39,555
Effect of dilutive securities:
Stock options	—	5	—	5
Performance-based stock units	82	187	82	187
Participating securities (2)	—	—	—	—
Total effect of dilutive securities	82	192	82	192
Shares for diluted net income per share	39,137	39,769	39,380	39,747

Basic net income per share	$0.05	$0.51	$1.66	$1.03
Diluted net income per share	$0.05	$0.51	$1.66	$1.02
(1)	Under the two-class method of computing earnings per share in accordance with GAAP, income (loss) allocated to participating securities is calculated independently for each quarter and year-to-date period. Therefore, the sum of the amounts for the quarter may not agree with the amounts for the year.

(2)	For the three and six months ended June 30, 2020, and 2019, the participating securities have been excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.

11.	Fair Value Measurements

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments. We do not invest our cash in auction rate securities. The carrying value and fair value of our financial instruments as of June 30, 2020 and December 31, 2019 assuming election of fair value for our financial assets and financial liabilities were as follows (in thousands):

	At June 30, 2020			At December 31, 2019
	Carrying	Fair		Carrying	Fair
	Value	Value		Value	Value
Mortgage loans receivable	$256,069	$334,095	(1)	$254,099	$312,824	(1)
Bank borrowings	89,900	89,900	(2)	93,900	93,900	(2)
Senior unsecured notes, net of debt issue costs	599,565	600,656	(3)	599,488	612,375	(3)
(1)	Our investment in mortgage loans receivable is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash inflows of the mortgage loans receivable at June 30, 2020 and December 31, 2019 was 8.3% and 9.0%, respectively.

(2)	Our bank borrowings bear interest at a variable interest rate. The estimated fair value of our bank borrowings approximated their carrying values at June 30, 2020 and December 31, 2019 based upon prevailing market interest rates for similar debt arrangements.

(3)	Our obligation under our senior unsecured notes is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is measured based upon management’s estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities. At June 30, 2020, the discount rate used to value our future cash outflow of our senior unsecured notes was 4.00% for those maturing before year 2026 and 4.25% for those maturing at or beyond year 2026. At December 31, 2019, the discount rate used to value our future cash outflow of our senior unsecured notes was 3.70% for those maturing before year 2026 and 3.90% for those maturing at or beyond year 2026.

12.	Subsequent Events

Subsequent to June 30, 2020 the following events occurred:

Real Estate: We consolidated our four leases with Brookdale into one master lease and extended the term by one year to December 31, 2021. The master lease provides three renewal options consisting of a four-year renewal option, a five-year renewal option and a 10-year renewal option. The notice period for the first renewal option is January 1, 2021 to April 30, 2021. The economic terms of rent remain the same as the consolidated rent terms under the previous four separate lease agreements.

Notes Receivable: We received $2,569,000 related to the partial paydown of a mezzanine loan.

Equity: We declared a monthly cash dividend of $0.19 per share on our common stock for the months of July, August and September 2020, payable on July 31, August 31, and September 30, 2020, respectively to stockholders of record on July 23, August 21, and September 22, 2020, respectively.

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

The following graph summarizes our gross investments as of June 30, 2020:

Our primary seniors housing and health care property classifications include skilled nursing centers (“SNF”), assisted living communities (“ALF”), independent living communities (“ILF”), memory care communities (“MC”) and combinations thereof. ALF, ILF, MC, and combinations thereof are included in the ALF classification. As of June 30, 2020, seniors housing and long-term health care properties comprised approximately 99.3% of our real estate investment portfolio. We have been operating since August 1992.

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

The operations and occupancy levels at our properties will be adversely affected if COVID-19 or another pandemic results in infections on a large scale at our properties, early resident move-outs, our operators delay accepting new residents due to quarantines, and/or potential occupants postpone moving to a senior housing facility. Additionally, as our operators have responded to the pandemic, operating costs have begun to rise. A decrease in occupancy, ability to collect rents from residents and/or increase in operating costs could have a material adverse effect on the ability of our operators to meet their financial and other contractual obligations to us, including the payment of rent. In recognition of the pandemic impact affecting our operators, we have agreed to rent deferrals for certain operators totaling $0.9 million, approximately 2% of contractual rent, for April through June 2020. Additionally, we granted deferred rent of $0.1 million for July 2020. Through July 2020, we have received $0.3 million of deferred rent payments. The remaining balance of deferred rent is due to LTC over the next 24 months or upon receipt of government funds from the U.S. Coronavirus Aid, Relief, and Economic Security (the “CARES Act”).

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

Real Estate Portfolio Overview

The following tables summarize our real estate investment portfolio by owned properties and mortgage loans and by type, as of June 30, 2020 (dollar amounts in thousands):

			Six Months Ended
		Percentage	June 30, 2020		Percentage	Number	Number of
	Gross	of	Rental	Interest	of	of	SNF	ALF
Owned Properties	Investments	Investments	Income (1)	Income	Revenues	Properties (2)	Beds (3)	Units (3)
Assisted Living	$880,343	51.6%	$36,259	$—	43.6%	107	—	6,164
Skilled Nursing	543,825	31.9%	30,679	—	37.0%	50	6,283	212
Under Development (4)	10,163	0.6%	—	—	—%	—	—	—
Other (5)	11,360	0.7%	485	—	0.6%	1	118	—
Total Owned Properties	1,445,691	84.8%	67,423	—	81.2%	158	6,401	6,376

Mortgage Loans
Skilled Nursing	258,649	15.2%	—	15,597	18.8%	22	2,804	—
Total Mortgage Loans	258,649	15.2%	—	15,597	18.8%	22	2,804	—

Total Portfolio	$1,704,340	100.0%	$67,423	$15,597	100.0%	180	9,205	6,376

			Six Months Ended
		Percentage	June 30, 2020		Percentage	Number	Number of
	Gross	of	Rental	Interest	of	of	SNF	ALF
Summary of Properties by Type	Investments	Investments	Income (1)	Income	Revenues	Properties (2)	Beds (3)	Units (3)
Assisted Living	$880,343	51.6%	$36,259	$—	43.6%	107	—	6,164
Skilled Nursing	802,474	47.1%	30,679	15,597	55.8%	72	9,087	212
Under Development (4)	10,163	0.6%	—	—	—%	—	—	—
Other (5)	11,360	0.7%	485	—	0.6%	1	118	—
Total Portfolio	$1,704,340	100.0%	$67,423	$15,597	100.0%	180	9,205	6,376
(1)	Excludes variable rental income from lessee reimbursement and sold properties.

(2)	We have investments in 27 states leased or mortgaged to 29 different operators.

(3)	See Item 1. Financial Statements – Note 2. Real Estate Investments for discussion of bed/unit count.

(4)	Represents a 90-bed SNF development project located in Missouri.

(5)	Includes three parcels of land held-for-use and one behavioral health care hospital.

As of June 30, 2020, we had $1.4 billion in net carrying value of real estate investments, consisting of $1.1 billion or 81.3% invested in owned and leased properties and $0.3 billion or 18.7% invested in mortgage loans secured by first mortgages. Our investment in mortgage loans mature in 2043 and beyond and contain interest rates between 9.2% and 9.9%.

For the six months ended June 30, 2020, rental income and interest income from mortgage loans represented 77.9% and 20.8%, respectively, of total gross revenues. In most instances, our lease structure contains fixed annual rental escalations and/or annual rental escalations that are contingent upon changes in the Consumer Price Index, which are generally recognized on a straight-line basis over the minimum lease period. Certain leases have annual rental escalations that are contingent upon changes in the gross operating revenues of the property. This revenue is not recognized until the appropriate contingencies have been resolved.

During the six months ended June 30, 2020, there were no lease renewals. Subsequent to June 30, 2020, we consolidated our four leases with Brookdale Senior Living Communities, Inc (“Brookdale”) into one master lease and extended the term by one year to December 31, 2021. The master lease provides three renewal options consisting of a four-year renewal option, a five-year renewal option and a 10-year renewal option.

For the six months ended June 30, 2020, we recorded $1.5 million in straight-line rental income and amortization of lease incentive cost of $0.4 million. During the six months ended June 30, 2020, we received $74.8 million of cash rental income, which includes $8.3 million of operator reimbursements for our real estate taxes. At June 30, 2020, the straight-line rent receivable balance, net of reserves, on the balance sheet was $29.6 million.

Update on Certain Operators

An affiliate of Senior Lifestyle Corporation (“Senior Lifestyle”) operates 23 properties under a master lease with a combination of independent living, assisted living and memory care units. Senior Lifestyle was provided partial deferred rent in April 2020. However, Senior Lifestyle failed to pay full rent for May and June of 2020. Contractual rent for the quarter was $4.6 million of which we collected $1.8 million. The remaining outstanding accounts receivable balance of $2.8 million is covered by a letter of credit and security deposit totaling $3.6 million. In July 2020, we received $1.1 million of their contractual rent of $1.5 million. In accordance with ASC 842, we evaluated the collectibility of receiving substantially all of our lease payments from the Senior Lifestyle master lease through maturity and determined that we did not have the level of certainty required by the standard. Accordingly, we wrote-off a total $17.7 million of straight-line rent receivable and lease incentives related to this master lease. As a result, we placed Senior Lifestyle on a cash basis effective July 2020. We are evaluating our options for the portfolio which may include a combination of re-leasing and selling some or all of the properties.

Anthem Memory Care (“Anthem”) operates 11 operational memory care communities under a master lease and was placed in default in 2017 resulting from Anthem’s partial payment of its minimum rent. However, we did not enforce our rights and remedies pertaining to the event of default, under the stipulation that Anthem achieves sufficient performance and pays agreed upon rent. We currently anticipate that Anthem will pay $9.9 million of annual cash rent during 2020. However, COVID-19 may adversely impact Anthem’s operating cash flow and ability to pay rent. In accordance with ASC 842 lease accounting guidance, at January 1, 2019, we evaluated the collectibility of straight-line rent receivable and lease incentive balances related to Anthem and determined that it was not probable that we would collect substantially all of the contractual lease obligations through maturity. Accordingly, we wrote-off the balances to equity as of January 1, 2019, as required by the ASC 842 transition guidance. Anthem is current on rent payments through July 2020. Anthem is current on rent payments through July 2020.

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

During the fourth quarter of 2019, we entered into multiple contracts to sell the Properties, all of which were completed during the first quarter of 2020. The combined net proceeds from the sales, including the 2019 transactions, was approximately $77.9 million resulting in a total gain of approximately $44.0 million. The Properties had a combined net book value of $35.6 million. The 21 properties sold in the first quarter of 2020, which included 2,411 beds in Arizona, Colorado, Iowa, Kansas and Texas, were sold through multiple transactions and generated net proceeds of $72.1 million. These 21 properties had a combined net book value of $29.1 million and resulted in total gain on sale of $44.0 million which was recorded as Gain on sale of real estate, net in the consolidated statements of income and comprehensive income.

Senior Care Centers, LLC and affiliates and subsidiaries (“Senior Care”) filed for Chapter 11 bankruptcy as a result of lease terminations from certain landlords and on-going operational challenges in December 2018. Senior Care did not pay us December 2018 rent and accordingly, in December 2018, we placed Senior Care on a cash basis. In accordance with ASC 842 lease accounting guidance, at January 1, 2019, we evaluated the collectibility of the straight-line rent receivable and lease incentive balance related to Senior Care and determined it was not probable that we would collect substantially all of the contractual lease obligations through maturity. Accordingly, we wrote-off the balances to equity as of January 1, 2019, as required by the ASC 842 transition guidance. During 2019, we received a court ordered reimbursement from Senior Care for the December 2018 unpaid rent, late fees and legal costs totaling $1.6 million. In March 2020, Senior Care emerged from bankruptcy and affirmed our master lease. Senior Care is current on all its rent, real estate property tax escrow and maintenance deposits. Senior Care is current on rent payments through 2020.

Subsequent to June 30, 2020, we consolidated our four leases with Brookdale into one master lease and extended the term by one year to December 31, 2021. The master lease provides three renewal options consisting of a four-year renewal option, a five-year renewal option and a 10-year renewal option. The notice period for the first renewal option is January 1, 2021 to April 30, 2021. The economic terms of rent remain the same as the consolidated rent terms under the previous four separate lease agreements.

2020 Activities Overview

The following tables summarize our transactions during the six months ended June 30, 2020 (dollar amounts in thousands):

Investment in Owned Properties

	Number	Type	Number	Initial		Total	Total
	of	of	of	Cash	Purchase	Transaction	Acquisition
State	Properties	Properties	Beds/Units	Yield	Price	Costs	Costs
Texas	1	SNF	140	8.5%	$13,500	$81	$13,581

Investment in Development and Improvement projects

	Developments	Improvements
Assisted Living Communities	$4,487	$3,039
Skilled Nursing Centers	5,861	14
Total	$10,348	$3,053

Completed Developments

Number	Type	Number
of	of	of			Total
Properties	Property	Beds/Units	State		Investment
1	ALF/MC	78	Oregon	(1)	$18,443
1		78			$18,443
(1)	Certificate of occupancy was received in March 2020, however, due to the COVID-19 pandemic, we have consented to delay the opening of this community to a later date to be determined.

Properties Sold

	Type		Number	Number
	of		of	of	Sales	Carrying	Net
State	Properties		Properties	Beds/Units	Price	Value	Gain
N/A	N/A		—	—	$—	$—	$102	(1)
Arizona	SNF		1	194	12,550	2,229	10,292
Colorado	SNF		3	275	15,000	4,271	10,364
Iowa	SNF	(2)	7	544	14,500	4,886	9,005
Kansas	SNF		3	250	9,750	7,438	1,993
Texas	SNF		7	1,148	23,000	10,260	12,287
			21	2,411	$74,800	$29,084	$44,043	(3)
(1)	Gain recognized from the $90 repayment of a holdback related to a property sold during the fourth quarter of 2019 and the reassessment adjustment of $12 from the holdback under the expected value model per ASC Topic 606, Contracts with Customers (“ASC 606”).

(2)	This transaction includes a holdback of $838 which is held in an interest-bearing account with an escrow holder on behalf of the buyer for potential specific losses. Using the expected value model per ASC 606, we estimated and recorded the holdback value of $471. During the six months ended June 30, 2020, we received $150 of the holdback. We reassessed the holdback under the expected value model and recorded an additional gain of $91.

(3)	Properties sold within the Preferred Care portfolio.

Investment in Mortgage Loans

Originations and funding under mortgage loans receivable	$2,557
Scheduled principal payments received	(565)
Mortgage loan premium amortization	(2)
Provision for loan loss reserve	(20)
Net increase in mortgage loans receivable	$1,970

Investment in Unconsolidated Joint Ventures

We had a preferred equity investment in an unconsolidated joint venture that owned four communities located in Arizona, providing independent living, assisted living and memory care services. During the first quarter of 2020, the four properties comprising the joint venture were sold. Accordingly, we received partial liquidation proceeds of $17.5 million and recorded an additional $0.6 million loss. We anticipate receiving additional proceeds of $1.0 million.

Notes Receivable

Advances under notes receivable	$611
Principal payments received under notes receivable	(2,163)	(1)
Reclassed to real estate under development	(300)	(2)
Notes receivable reserve	18
Net increase in notes receivable	$(1,834)
(1)	Subsequent to June 30, 2020, we received $2,569 related to the partial paydown of a mezzanine loan.

(2)	Represents an interim working capital loan related to a development project which matured upon completion of the development project and commencement of the lease.

Health Care Regulatory Climate

The Centers for Medicare & Medicaid Services (“CMS”) annually updates Medicare skilled nursing facility (“SNF”) prospective payment system rates and other policies. On July 30, 2019, CMS issued its final fiscal year 2020 Medicare skilled nursing facility update. Under the final rule, CMS projects aggregate payments to SNFs will increase by $851 million, or 2.4%, for fiscal year 2020 compared with fiscal year 2019. The final rule also addresses implementation of the new Patient-Driven Payment Model case mix classification system that became effective on October 1, 2019, changes to the group therapy definition in the skilled nursing facility setting, and various SNF Value-Based Purchasing and quality reporting program policies. On April 10, 2020, CMS issued a proposed rule to update SNF rates and policies for fiscal year 2021, which starts October 1, 2020. CMS estimates that payments to SNFs would increase by $784 million, or 2.3%, for fiscal year 2021 compared to fiscal year 2020. CMS also proposes to revise the geographic wage index and apply a cap on wage index decreases used in setting SNF rates. The proposal would also make changes to the patient classifications under the Patient Driven Payment Model and certain minor policy changes to the Value-Based Purchasing program. CMS is expected to release the final rule by August 1, 2020.

Since the announcement of the COVID-19 pandemic and beginning as of March 13, 2020, CMS has issued numerous temporary regulatory waivers and new rules to assist health care providers, including SNFs, respond to the COVID-19 pandemic. These include, waiving the SNFs 3-day qualifying inpatient hospital stay requirement, flexibility in calculating a new Medicare benefit period, waiving timing for completing functional assessments, waiving requirements for health care professional licensure, survey and certification, provider enrollment, and reimbursement for services performed by telehealth, among many others. CMS also announced a temporary expansion of its Accelerated and Advance Payment Program to allow SNFs and certain other Medicare providers to request accelerated or advance payments in an amount up to 100% of the Medicare Part A payments they received from October–December 2019;

this expansion was suspended April 26, 2020 in light of other CARES Act funding relief. In addition, CMS has also enhanced requirements for nursing facilities to report COVID-19 infections to local, state and federal authorities. On July 23, 2020, HHS Secretary Azar announced that he had renewed the declared public health emergency—previously set to expire July 25, 2020—for an additional 90-day period.

On March 26, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), sweeping legislation intended to bolster the nation’s response to the COVID-19 pandemic. In addition to offering economic relief to individuals and impacted businesses, the law expands coverage of COVID-19 testing and preventative services, addresses health care workforce needs, eases restrictions on telehealth services during the crisis, and increases Medicare regulatory flexibility, among many other provisions. Notably, the CARES Act temporarily suspends the 2% across-the-board “sequestration” reduction during the period May 1, 2020 through December 31, 2020, and extends the current Medicare sequester requirement through fiscal year 2030. In addition, the law provides $100 billion in grants to eligible health care providers for health care related expenses or lost revenues that are attributable to COVID-19. On April 10, 2020, CMS announced the distribution of $30 billion in funds to Medicare providers based upon their 2019 Medicare fee for service revenues. Eligible providers were required to agree to certain terms and conditions in receiving these grants. In addition, the Department of Health and Human Services (“HHS”) authorized $20 billion of additional funding for providers that have already received funds from the initial distribution of $30 billion. Unlike the first round of funds, which came automatically, providers were required to apply for these additional funds and submit the required supporting documentation, using the online portal provided by HHS. Providers were required to attest to and agree to specific terms and conditions for the use of such funds. HHS expressed a goal of allocating the whole $50 billion proportionally across all providers based on those providers’ proportional share of 2018 net Medicare fee-for-service revenue, so that some providers will not be eligible for additional funds. On May 22, 2020, HHS announced that it had begun distributing $4.9 billion in additional relief funds to SNFs to offset revenue losses and assist nursing homes with additional costs related to responding to the COVID-19 public health emergency and the shipments of personal protective equipment provided to nursing homes by the Federal Emergency Management Agency. On June 9, 2020, HHS announced that it expects to distribute approximately $15 billion to eligible providers that participate in state Medicaid and Children’s Health Insurance Program (“CHIP”) programs and have not received a payment from the Provider Relief Fund General Allocation. The application deadline for these funds is August 3, 2020. Finally, on July 22, 2020, President Trump announced that HHS will devote $5 billion in Provider Relief Funds to Medicare-certified long-term care facilities and state veterans’ homes to build nursing home skills and enhance nursing homes’ response to COVID-19, including enhanced infection control. Nursing homes must participate in the Nursing Home COVID-19 training to be qualified to receive this funding.

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

Congress periodically considers legislation revising Medicare and Medicaid policies, including legislation that could have the impact of reducing Medicare reimbursement for SNFs and other Medicare providers, limiting state Medicaid funding allotments, encouraging home and community-based long-term care services as an alternative to institutional settings, or otherwise reforming payment policy for post-acute care services. Congress continues to consider further legislative action in response to the

COVID-19 pandemic. There can be no assurances that enacted or future legislation will not have an adverse impact on the financial condition of our lessees and borrowers, which subsequently could materially adversely impact our company.

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

The following table reflects our recent historical trends of concentration risk (gross investment, in thousands):

	6/30/20	3/31/20	12/31/19	9/30/19	6/30/19
Asset mix:
Real property	$1,445,691	$1,438,177	$1,484,571	$1,474,692	$1,452,669
Loans receivable	258,649	256,959	256,659	255,737	254,555
Real estate investment mix:
Skilled nursing centers	$802,474	$800,773	$853,029	$861,500	$844,136
Assisted living communities	880,343	876,319	872,683	854,622	851,849
Under development	10,163	6,684	4,158	2,947	—
Other (1)	11,360	11,360	11,360	11,360	11,239
Operator mix:
Prestige Healthcare (1)	$271,781	$270,091	$269,792	$268,869	$267,688
Senior Lifestyle Corporation	191,622	191,622	191,283	191,283	190,758
Senior Care Centers	138,109	138,109	138,109	138,109	138,109
Anthem Memory Care	136,483	136,483	136,484	136,483	136,397
Carespring Health Care Management	102,520	102,520	102,520	102,042	102,038
Remaining operators	863,825	856,311	903,042	893,643	872,234
Geographic mix:
Michigan (1)	$279,821	$277,063	$276,742	$256,680	$255,498
Texas	273,075	273,075	284,697	292,238	292,159
Wisconsin	149,403	149,405	149,290	149,184	149,064
Colorado	106,879	106,879	114,923	114,923	114,923
California	104,687	103,970	103,240	102,561	102,412
Remaining states	790,475	784,744	812,338	814,843	793,168
(1)	We have three parcels of land located adjacent to properties securing the Prestige Healthcare mortgage loan and are managed by Prestige.

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

Balance Sheet Metrics

	Year to Date		Quarter Ended
	6/30/20		6/30/20			3/31/20			12/31/19			9/30/19			6/30/19
Debt to gross asset value	37.4%		37.4%			37.3%			37.2%		(3)	36.8%			36.8%
Debt to market capitalization ratio	31.8%		31.8%		(1)	36.3%		(2)	28.0%		(4)	25.1%		(1)	27.1%
Interest coverage ratio (5)	4.8	x	4.9	x		4.7	x		4.9	x		4.9	x		4.8	x
Fixed charge coverage ratio (5)	4.8	x	4.9	x		4.7	x		4.9	x		4.9	x		4.8	x
(1)	Decreased due to increase in market capitalization.

(2)	Increased due to decrease in market capitalization, partially offset by decrease in outstanding debt.

(3)	Increased due to increase in outstanding debt partially offset by increase in gross asset value. The increase in asset value was primarily due to acquisitions, developments and capital improvement funding partially offset by property sales.

(4)	Increased due to decrease in market capitalization and increase in outstanding debt.

(5)	In calculating our interest coverage and fixed charge coverage ratios above, we use EBITDAre, which is a financial measure not derived in accordance with GAAP (non-GAAP financial measure). EBITDAre is not an alternative to net income, operating income or cash flows from operating activities as calculated and presented in accordance with GAAP. You should not rely on EBITDAre as a substitute for any such GAAP financial measures or consider it in isolation, for the purpose of analyzing our financial performance, financial position or cash flows. Net income is the most directly comparable GAAP measure to EBITDAre.

	Year to Date		Quarter Ended
	6/30/20		6/30/20		3/31/20		12/31/19		9/30/19		6/30/19
Net income	$65,674		$1,952		$63,722		$12,631		$27,280		$20,534
Less: (Gain)/ loss on sale	(44,043)		(189)		(43,854)		4,630		(6,236)		(500)
Add: Loss on unconsolidated joint ventures	620		620		—		—		—		—
Add: Impairment loss from investment in unconsolidated joint ventures	—		—		—		5,500		—		—
Add: Interest expense	15,256		7,546		7,710		7,578		7,827		7,710
Add: Depreciation and amortization	19,466		9,797		9,669		9,817		9,932		9,860
EBITDAre	$56,973		$19,726		$37,247		$40,156		$38,803		$37,604
Add (less): Non-recurring one-time items	17,742		17,742		—		(2,111)		—		—
Adjusted EBITDAre	$74,715		$37,468		$37,247		$38,045		$38,803		$37,604

Interest expense	$15,256		$7,546		$7,710		$7,578		$7,827		$7,710
Add: Capitalized interest	277		86		191		167		108		73
Interest incurred	$15,533		$7,632		$7,901		$7,745		$7,935		$7,783

Interest coverage ratio	4.8	x	4.9	x	4.7	x	4.9	x	4.9	x	4.8	x

Interest incurred	$15,533		$7,632		$7,901		$7,745		$7,935		$7,783
Total fixed charges	$15,533		$7,632		$7,901		$7,745		$7,935		$7,783

Fixed charge coverage ratio	4.8	x	4.9	x	4.7	x	4.9	x	4.9	x	4.8	x

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

Operating Results (unaudited, in thousands)

	Three Months Ended
	June 30,
	2020		2019		Difference
Revenues:
Rental income	$20,275		$38,277		$(18,002)	(1)
Interest income from mortgage loans	7,820		7,351		469	(2)
Interest and other income	386		638		(252)	(3)
Total revenues	28,481		46,266		(17,785)

Expenses:
Interest expense	7,546		7,710		164	(4)
Depreciation and amortization	9,797		9,860		63
Provision for doubtful accounts	—		84		84
Transaction costs	64		200		136	(5)
Property tax expense	4,111		3,910		(201)	(6)
General and administrative expenses	4,580		4,596		16
Total expenses	26,098		26,360		262

Other operating income:
Gain on sale of real estate, net	189	(7)	500	(8)	(311)
Operating income	2,572		20,406		(17,834)
Loss on unconsolidated joint ventures	(620)	(9)	—		(620)
Income from unconsolidated joint ventures	—		128		(128)	(10)
Net income	1,952		20,534		(18,582)
Income allocated to non-controlling interests	(82)		(88)		6
Net income attributable to LTC Properties, Inc.	1,870		20,446		(18,576)
Income allocated to participating securities	(97)		(94)		(3)
Net income available to common stockholders	$1,773		$20,352		$(18,579)
(1)	Decreased primarily due to $17,742 write-off of straight-line rent receivable and lease incentives during the second quarter of 2020 and reduction in rent related to the sale of Preferred Care portfolio, partially offset by increased rent from acquisitions and lease transitions.

(2)	Increased primarily due to mortgage originations and capital improvement funding.

(3)	Decreased primarily due to the partial paydown of a mezzanine loan during the third quarter of 2019 and the second quarter of 2020.

(4)	Decreased primarily due to lower outstanding balance and interest rates on our line of credit in 2020, partially offset by increased interest from sale of $100,000 senior unsecured notes during the fourth quarter of 2019.

(5)	Transaction costs were higher in 2019 related to lease transitions.

(6)	Increased due to property tax expense related to acquisitions and completed developments.

(7)	Represents recognition of additional gain due to quarterly collectibility evaluation of funds held in escrow from previously sold properties.

(8)	Relates to the receipt of funds held in escrow from a portfolio of six ALFs which were sold in 2018.

(9)	Relates to the sale of properties comprising a joint venture in which we had a preferred equity investment.

(10)	Decreased due to (9) above and payoff of a mezzanine loan in 2019.

	Six Months Ended
	June 30,
	2020		2019		Difference
Revenues:
Rental income	$58,310		$75,901		$(17,591)	(1)
Interest income from mortgage loans	15,597		14,662		935	(2)
Interest and other income	984		1,159		(175)	(3)
Total revenues	74,891		91,722		(16,831)

Expenses:
Interest expense	15,256		15,177		(79)
Depreciation and amortization	19,466		19,467		1
Provision for doubtful accounts	1		167		166
Transaction costs	134		200		66
Property tax expense	8,334		8,296		(38)
General and administrative expenses	9,680		9,167		(513)	(4)
Total expenses	52,871		52,474		(397)

Other operating income:
Gain on sale of real estate, net	44,043	(5)	500	(6)	43,543
Operating income	66,063		39,748		26,315
Loss on unconsolidated joint ventures	(620)		—		(620)	(7)
Income from unconsolidated joint ventures	231		1,213		(982)	(8)
Net income	65,674		40,961		24,713
Income allocated to non-controlling interests	(171)		(169)		(2)
Net income attributable to LTC Properties, Inc.	65,503		40,792		24,711
Income allocated to participating securities	(278)		(186)		(92)
Net income available to common stockholders	$65,225		$40,606		$24,619
(1)	Decreased primarily due to $17,742 write-ff of straight-line rent receivable and lease incentives during the second quarter of 2020 and reduction in rent related to the sale of Preferred Care portfolio, partially offset by increased rent from acquisitions and lease transitions.

(2)	Increased primarily due to mortgage originations and capital improvement funding.

(3)	Decreased primarily due to the partial paydown of a mezzanine loan during the third quarter of 2019 and the second quarter of 2020.

(4)	Increased primarily due to higher incentive compensation in first quarter of 2020.

(5)	Represents $43,854 net gain on sale of 21 SNFs within the Preferred Care portfolio and $189 recognition of additional gain due to quarterly evaluation of funds held in escrow from previously sold properties.

(6)	Relates to the receipt of funds held in escrow from a portfolio of six ALFs which were sold in 2018.

(7)	Relates to the sale of properties comprising a joint venture in which we had a preferred equity investment.

(8)	Decreased due to (7) above and payoff of a mezzanine loan in 2019.

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

The following table reconciles GAAP net income available to common stockholders to NAREIT FFO available to common stockholders (unaudited, amounts in thousands, except per share amounts):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2020		2019		2020		2019
GAAP net income available to common stockholders	$1,773		$20,352		$65,225		$40,606
Add: Depreciation and amortization	9,797		9,860		19,466		19,467
Add: Loss on unconsolidated joint ventures	620		—		620		—
Less: Gain on sale of real estate, net	(189)		(500)		(44,043)		(500)
NAREIT FFO attributable to common stockholders	$12,001		$29,712		$41,268		$59,573
NAREIT FFO attributable to common stockholders per share:
Basic	$0.31		$0.75		$1.05		$1.51
Diluted	$0.31		$0.75	(2)	$1.05		$1.50	(2)
Weighted average shares used to calculate NAREIT FFO per share:
Basic	39,055		39,577		39,298		39,555
Diluted	39,137	(1)	39,934	(3)	39,380	(1)	39,908	(3)
(1)	Includes the effect of performance-based stock units.

(2)	Includes the effect of the participating securities.

(3)	Includes the effect of stock option equivalents, participating securities and performance-based stock units.

Liquidity and Capital Resources

Sources and Uses of Cash

As of June 30, 2020, we had a total of $50.4 million of cash and cash equivalents, $510.1 million available under our unsecured revolving line of credit and the potential ability to access the capital markets through the issuance of $200.0 million of common stock under our Equity Distribution Agreements. Furthermore, we have the ability to access the capital markets through the issuance of debt and/ or equity securities under an automatic shelf registration statement.

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

The operating results of the facilities will be impacted by various factors over which the operators/owners may have no control. Those factors include, without limitation, the health of the economy, changes in supply of or demand for competing seniors housing and health care facilities, ability to control rising operating costs, the potential for significant reforms in the health care industry, and the impact of COVID-19. In addition, our future growth in net income and cash flow may be adversely impacted by various proposals for changes in the governmental regulations and financing of the health care industry, and the impact of COVID-19. We cannot presently predict what impact these proposals may have, if any. We believe that an adequate provision has been made for the possibility of loans proving uncollectible but we will continually evaluate the financial status of the operations of the seniors housing and health care properties. In addition, we will monitor our borrowers and the underlying collateral for mortgage loans and will make future revisions to the provision, if considered necessary.

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

	Six Months Ended June 30,		Change
Cash provided by (used in):	2020	2019	$
Operating activities	$55,647	$61,672	$(6,025)
Investing activities	61,848	(44,075)	105,923
Financing activities	(71,369)	(17,046)	(54,323)
Increase in cash, cash equivalents and restricted cash	46,126	551	45,575
Cash, cash equivalents and restricted cash, beginning of period	4,244	4,764	(520)
Cash, cash equivalents and restricted cash, end of period	$50,370	$5,315	$45,055

Debt Obligations

Bank Borrowings. We have an Unsecured Credit Agreement that provides for a revolving line of credit up to $600.0 million in aggregate commitment of the lenders and the opportunity to increase the commitment size of the credit agreement up to a total of $1.0 billion. The Unsecured Credit Agreement matures on June 27, 2022 and provides for a one-year extension option at our discretion, subject to customary conditions. Based on our leverage at June 30, 2020, the facility provides for interest annually at LIBOR plus 115 basis points and a facility fee of 20 basis points. At June 30, 2020, we were in compliance with all covenants.

Senior Unsecured Notes. We have senior unsecured notes held by institutional investors with interest rates ranging from 3.85% to 5.03%. The senior unsecured notes mature between 2021 and 2032.

The debt obligations by component as of June 30, 2020 are as follows (dollar amounts in thousands):

	Applicable		Available
	Interest	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing
Bank borrowings	2.22%	$89,900	$510,100
Senior unsecured notes, net of debt issue costs	4.39%	599,565	—
Total	4.10%	$689,465	$510,100
(1)	Represents weighted average of interest rate as of June 30, 2020.

Our debt borrowings and repayments during the six months ended June 30, 2020 are as follows (in thousands):

Debt Obligations	Borrowings	Repayments
Bank borrowings	$24,000	$(28,000)
Senior unsecured notes	—	—
Total	$24,000	$(28,000)

Equity

At June 30, 2020, we had 39,242,732 shares of common stock outstanding, equity on our balance sheet totaled $787.3 million and our equity securities had a market value of $1.5 billion. During the six months ended June 30, 2020, we declared and paid $45.5 million of cash dividends.

Subsequent to June 30, 2020, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of July, August and September 2020, payable on July 31, August 31, and September 30, 2020, respectively, to stockholders of record on July 23, August 21, and September 22, 2020, respectively.

Stock Repurchase Plan. During the first quarter of 2020, our Board of Directors authorized the repurchase of up to 5,000,000 outstanding shares of common stock. During the six months ended June 30, 2020, we purchased 615,827 shares at an average price of $29.25 per share, including commissions, for a total purchase price of $18.0 million. Due to the rising level of uncertainty in financial markets and the adverse effects of COVID-19 on the public health and our operators, our Board of Directors terminated the stock repurchase plan on March 25, 2020.

At-The-Market Program. We have separate equity distribution agreements (collectively, “Equity Distribution Agreements”) to offer and sell, from time to time, up to $200.0 in aggregate offering price of shares of our common stock. As of June 30, 2020, no shares had been issued under the Equity Distribution Agreements. Accordingly, at June 30,2020, we had $200.0 available under the Equity Distribution Agreements.

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

Stock-Based Compensation. During the six months ended June 30, 2020, we granted restricted stock and performance-based stock units under the 2015 Plan as follows:

No. of	Price per
Shares	Share	Vesting Period
76,464	$48.95	ratably over 3 years
66,027	$49.98	TSR targets (1)
9,884	$38.45	May 27, 2021
15,000	$38.45	ratably over 3 years
167,375
(1)	Vesting is based on achieving certain total shareholder return (“TSR”) targets in 4 years with an acceleration opportunity in 3 years.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the six months ended June 30, 2020. For additional information, refer to Item 7A as presented in our Annual Report on Form 10-K for the year ended December 31, 2019. In addition, as described in “Item 1A. Risk Factors”, coronavirus (COVID-19) may negatively impact our business and results of operations.

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

Substantially all of our revenues and sources of cash flows from operations are derived from operating lease rentals and interest earned on outstanding loans receivable. The operators of our properties are significantly impacted by their ability to provide services and the occupancy levels at our properties. The operations and occupancy levels at our properties will be adversely affected if COVID-19 or another pandemic results in infections on a large scale at our properties, early resident move-outs, our operators delay accepting new residents due to quarantines, and/or potential occupants postpone moving to a senior housing facility. Additionally, as our operators have responded to the pandemic, operating costs have begun to rise. A decrease in occupancy and/or increase in operating costs could have a material adverse effect on the ability of our operators to meet their financial and other contractual obligations to us, including the payment of rent. In response to requests by operators, we have provided rent deferrals totaling $1.0 million for April through July 2020, of which $0.3 million was paid to us. The $1.0 million rent deferrals represent approximately 2% of our April through July contractual rent. Local, state, federal or other initiatives may affect our ability to collect rent and or enforce remedies for the failure to pay rent. In some cases, we may have to restructure an operator’s long-term rent obligations and may not be able to do so on terms that are as favorable to us as those currently in place. Furthermore, infections at our facilities could lead to material increases in litigation costs for which our operators may be liable. These risks are heightened due to the potential enhanced danger to senior citizens from COVID-19 generally and at facilities such as those of our operators. The extent to which COVID-19 could impact our operations and those of our operators will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, spread and severity of the outbreak and the actions taken to contain the virus or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures.

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

LTC PROPERTIES, INC.
Registrant

Dated: July 30, 2020	By:	/s/ Caroline Chikhale
Caroline Chikhale
Executive Vice President, Chief Accounting Officer and Treasurer
(Principal Accounting Officer)