Form 10-Q
period 2020-09-30
LTC PROPERTIES INC
filed 2020-10-29
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes ☐ No ☑

The number of shares of common stock outstanding on October 22, 2020 was 39,242,225.

LTC PROPERTIES, INC.

FORM 10-Q

September 30, 2020

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share)

	September 30, 2020	December 31, 2019
	(unaudited)	(audited)
ASSETS
Investments:
Land	$127,774	$126,703
Buildings and improvements	1,320,990	1,295,899
Accumulated depreciation and amortization	(339,833)	(312,642)
Operating real estate property, net	1,108,931	1,109,960
Properties held-for-sale, net of accumulated depreciation: 2020—$0; 2019—$35,113	—	26,856
Real property investments, net	1,108,931	1,136,816

Mortgage loans receivable, net of loan loss reserve: 2020—$2,596; 2019—$2,560	257,671	254,099
Real estate investments, net	1,366,602	1,390,915
Notes receivable, net of loan loss reserve: 2020—$144; 2019—$181	14,297	17,927
Investments in unconsolidated joint ventures	7,069	19,003
Investments, net	1,387,968	1,427,845

Other assets:
Cash and cash equivalents	22,811	4,244
Debt issue costs related to bank borrowings	1,546	2,164
Interest receivable	31,248	26,586
Straight-line rent receivable	24,374	45,703
Lease incentives	2,401	2,552
Prepaid expenses and other assets	6,896	5,115
Total assets	$1,477,244	$1,514,209
LIABILITIES
Bank borrowings	$89,900	$93,900
Senior unsecured notes, net of debt issue costs: 2020—$696; 2019—$812	574,444	599,488
Accrued interest	3,300	4,983
Accrued expenses and other liabilities	30,779	30,412
Total liabilities	698,423	728,783
EQUITY
Stockholders’ equity:
Common stock: $0.01 par value; 60,000 shares authorized; shares issued and outstanding: 2020—39,242; 2019—39,752	392	398
Capital in excess of par value	851,000	867,346
Cumulative net income	1,371,202	1,293,482
Cumulative distributions	(1,452,177)	(1,384,283)
Total LTC Properties, Inc. stockholders’ equity	770,417	776,943
Non-controlling interests	8,404	8,483
Total equity	778,821	785,426
Total liabilities and equity	$1,477,244	$1,514,209

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(amounts in thousands, except per share, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Rental income	$30,010	$38,665	$88,320	$114,566
Interest income from mortgage loans	7,890	7,646	23,487	22,308
Interest and other income	273	808	1,257	1,967
Total revenues	38,173	47,119	113,064	138,841
Expenses:
Interest expense	7,361	7,827	22,617	23,004
Depreciation and amortization	9,766	9,932	29,232	29,399
Impairment charges	941	—	941	—
(Recovery) provision for doubtful accounts	(2)	(14)	(1)	153
Transaction costs	63	75	197	275
Property tax expense	3,351	4,270	11,685	12,566
General and administrative expenses	4,814	4,745	14,494	13,912
Total expenses	26,294	26,835	79,165	79,309
Other operating income:
Gain on sale of real estate, net	30	6,236	44,073	6,736
Operating income	11,909	26,520	77,972	66,268
Gain from property insurance proceeds	373	—	373	—
Loss on unconsolidated joint ventures	—	—	(620)	—
Income from unconsolidated joint ventures	56	760	287	1,973
Net income	12,338	27,280	78,012	68,241
Income allocated to non-controlling interests	(121)	(88)	(292)	(257)
Net income attributable to LTC Properties, Inc.	12,217	27,192	77,720	67,984
Income allocated to participating securities	(103)	(112)	(339)	(298)
Net income available to common stockholders	$12,114	$27,080	$77,381	$67,686

Earnings per common share:
Basic	$0.31	$0.68	$1.97	$1.71
Diluted	$0.31	$0.68	$1.97	$1.69

Weighted average shares used to calculate earnings per common share:
Basic	39,061	39,586	39,218	39,565
Diluted	39,112	39,965	39,269	39,944

Dividends declared and paid per common share	$0.57	$0.57	$1.71	$1.71

Comprehensive Income:
Net income	$12,338	$27,280	$78,012	$68,241
Comprehensive income	$12,338	$27,280	$78,012	$68,241

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

			Capital in	Cumulative		Total	Non-
	Common Stock		Excess of	Net	Cumulative	Stockholder's	Controlling	Total
	Shares	Amount	Par Value	Income	Distributions	Equity	Interests	Equity
Balance—December 31, 2018	39,657	$397	$862,712	$1,255,764	$(1,293,383)	$825,490	$7,481	$832,971
Cumulative Effect of the adoption of the ASC 842	—	—	—	(42,808)	-	(42,808)	-	(42,808)
As Adjusted Balance at January 1, 2019	39,657	$397	$862,712	$1,212,956	$(1,293,383)	$782,682	$7,481	$790,163
Common Stock cash distributions ($0.57 per share)	—	—	—	—	(22,631)	(22,631)	—	(22,631)
Vesting of performance-based stock units	48	—	—	—	(300)	(300)	—	(300)
Issuance of restricted stock	78	—	(1)	—	—	(1)	—	(1)
Stock-based compensation expense	—	—	1,689	—	—	1,689	—	1,689
Net income	—	—	—	20,346	—	20,346	81	20,427
Non-controlling interest contributions	—	—	—	—	—	—	919	919
Non-controlling interest distributions	—	—	—	—	—	—	(89)	(89)
Other	(44)	—	(2,024)	—	—	(2,024)	—	(2,024)
Balance—March 31, 2019	39,739	$397	$862,376	$1,233,302	$(1,316,314)	$779,761	$8,392	$788,153
Common Stock cash distributions ($0.57 per share)	—	—	—	—	(22,653)	(22,653)	—	(22,653)
Issuance of restricted stock	8	—	(6)	—	—	(6)	—	(6)
Stock-based compensation expense	—	—	1,623	—	—	1,623	—	1,623
Net income	—	—	—	20,446	—	20,446	88	20,534
Non-controlling interest contributions	—	—	—	—	—	—	46	46
Non-controlling interest distributions	—	—	—	—	—	—	(87)	(87)
Balance—June 30, 2019	39,747	$397	$863,993	$1,253,748	$(1,338,967)	$779,171	$8,439	$787,610
Common Stock cash distributions ($0.57 per share)	—	—	—	—	(22,658)	(22,658)	—	(22,658)
Stock option exercises	5	1	122	—	—	123	—	123
Stock-based compensation expense	—	—	1,626	—	—	1,626	—	1,626
Net income	—	—	—	27,192	—	27,192	88	27,280
Non-controlling interest distributions	—	—	—	—	—	—	(67)	(67)
Other	—	—	(20)	—	—	(20)	—	(20)
Balance—September 30, 2019	39,752	$398	$865,721	$1,280,940	$(1,361,625)	$785,434	$8,460	$793,894
Common Stock cash distributions ($0.57 per share)	—	—	—	—	(22,658)	(22,658)	—	(22,658)
Stock-based compensation expense	—	—	1,625	—	—	1,625	—	1,625
Net income	—	—	—	12,542	—	12,542	89	12,631
Non-controlling interest distributions	—	—	—	—	—	—	(66)	(66)
Balance—December 31, 2019	39,752	$398	$867,346	$1,293,482	$(1,384,283)	$776,943	$8,483	$785,426
Common Stock cash distributions ($0.57 per share)	—	—	—	—	(22,581)	(22,581)	—	(22,581)
Vesting of performance-based stock units	82	—	—	—	(586)	(586)	—	(586)
Issuance of restricted stock	76	1	(1)	—	—	—	—	—
Repurchase of common stock	(616)	(6)	(18,006)	—	—	(18,012)	—	(18,012)
Stock-based compensation expense	—	—	1,777	—	—	1,777	—	1,777
Net income	—	—	—	63,633	—	63,633	89	63,722
Non-controlling interest distributions	—	—	—	—	—	—	(146)	(146)
Other	(76)	(1)	(3,544)	—	—	(3,545)	—	(3,545)
Balance—March 31, 2020	39,218	$392	$847,572	$1,357,115	$(1,407,450)	$797,629	$8,426	$806,055
Common Stock cash distributions ($0.57 per share)	—	—	—	—	(22,359)	(22,359)	—	(22,359)
Issuance of restricted stock	25	—	(7)	—	—	(7)	—	(7)
Stock-based compensation expense	—	—	1,761	—	—	1,761	—	1,761
Net income	—	—	—	1,870	—	1,870	82	1,952
Non-controlling interest distributions	—	—	—	—	—	—	(97)	(97)
Balance—June 30, 2020	39,243	$392	$849,326	$1,358,985	$(1,429,809)	$778,894	$8,411	$787,305
Common Stock cash distributions ($0.57 per share)	—	—	—	—	(22,368)	(22,368)	—	(22,368)
Stock-based compensation expense	—	—	1,693	—	—	1,693	—	1,693
Net income	—	—	—	12,217	—	12,217	121	12,338
Non-controlling interest distributions	—	—	—	—	—	—	(128)	(128)
Other	(1)	—	(19)	—	—	(19)	—	(19)
Balance—September 30, 2020	39,242	$392	$851,000	$1,371,202	$(1,452,177)	$770,417	$8,404	$778,821

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, unaudited)

	Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES:
Net income	$78,012	$68,241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,232	29,399
Stock-based compensation expense	5,231	4,938
Impairment charges	941	—
Gain on sale of real estate, net	(44,073)	(6,736)
Loss on unconsolidated joint ventures	620	—
Income from unconsolidated joint ventures	(287)	(1,973)
Income distributions from unconsolidated joint ventures	249	2,577
Straight-line rental income	(1,701)	(3,598)
Adjustment for collectibility of rental income and lease incentives	23,214	1,926
Lease incentives funded	(50)	(322)
Amortization of lease incentives	317	281
(Recovery) provision for doubtful accounts	(1)	153
Other non-cash items, net	772	760
Increase in interest receivable	(4,662)	(4,367)
Decrease in accrued interest payable	(1,683)	(184)
Net change in other assets and liabilities	(502)	(1,003)
Net cash provided by operating activities	85,629	90,092
INVESTING ACTIVITIES:
Investment in real estate properties	(13,581)	(38,334)
Investment in real estate developments	(13,384)	(15,052)
Investment in real estate capital improvements	(3,955)	(2,121)
Capitalized interest	(354)	(441)
Proceeds from sale of real estate, net	72,141	8,068
Investment in real estate mortgage loans receivable	(4,176)	(10,919)
Principal payments received on mortgage loans receivable	565	565
Investments in unconsolidated joint ventures	(6,398)	(394)
Proceeds from liquidation of investments in unconsolidated joint ventures	17,758	6,601
Advances and originations under notes receivable	(1,366)	(8,531)
Principal payments received on notes receivable	4,732	3,446
Net cash provided by (used in) investing activities	51,982	(57,112)
FINANCING ACTIVITIES:
Bank borrowings	24,000	73,400
Repayment of bank borrowings	(28,000)	(20,000)
Principal payments on senior unsecured notes	(25,160)	(14,667)
Stock repurchase plan	(18,012)	—
Stock option exercises	—	123
Distributions paid to stockholders	(67,894)	(68,241)
Contribution from non-controlling interests	—	46
Distributions paid to non-controlling interests	(371)	(243)
Financing costs paid	(35)	(41)
Withheld vested restricted stock and performance-based stock units	(3,564)	(2,047)
Other	(8)	(6)
Net cash used in financing activities	(119,044)	(31,676)
Increase in cash, cash equivalents and restricted cash	18,567	1,304
Cash, cash equivalents and restricted cash, beginning of period	4,244	4,764
Cash, cash equivalents and restricted cash, end of period	$22,811	$6,068

Supplemental disclosure of cash flow information:
Interest paid	$23,531	$22,431
Non-cash investing and financing transactions:
Right of use asset	$—	$1,354
Lease liability	$—	$1,354
Reclassification of notes receivable to lease incentives	$300	$200

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

We have prepared consolidated financial statements included herein without audit and in the opinion of management have included all adjustments necessary for a fair presentation of the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to rules and regulations governing the presentation of interim financial statements. The accompanying consolidated financial statements include the accounts of our company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2020 and 2019 are not necessarily indicative of the results for a full year.

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

We adopted ASU 2016-13 on January 1, 2020 and determined our Mortgage loans receivable and Notes receivable are within the scope of this ASU. We utilize the probability of default and discounted cash flow methods to estimate expected credit losses. Additionally, we stress-tested the results to reflect the impact of unknown adverse future events including recessions. We concluded that the adoption of ASU 2016-13 did not have a material impact on our financial statements at September 30, 2020.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The expected credit losses for our financial instruments that are within the scope of ASU 2016-13 are as follows (in thousands):

			Increase
			/(Decrease)
		Balance	in Expected	Balance
	Balance Sheet	at	Credit Loss	at
Description	Location	12/31/2019	During the Quarter	9/30/2020
Expected credit losses for mortgage loans receivable	Mortgage loans receivable, net of loan loss reserve	$2,560	$36	$2,596
Expected credit losses for notes receivable	Notes receivable, net of loan loss reserve	$181	$(37)	$144

We elected not to measure an allowance for expected credit losses on accrued interest receivable under the expected credit loss standard as we have a policy in place to reserve or write off accrued interest receivable in a timely manner through our quarterly review of the loan and property performance. Therefore, we elected the policy to write off accrued interest receivable by reversing interest income and/or recognizing credit loss expense. As of September 30, 2020, the total balance of accrued interest receivable of $31,248,000 was not included in the measurement of expected credit loss. For the three and nine months ended September 30, 2020 and 2019, Company did not recognize any write-off related to accrued interest receivable.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

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

The following table summarizes our investments in owned properties at September 30, 2020 (dollar amounts in thousands):

						Average
		Percentage	Number	Number of		Investment
	Gross	of	of	SNF	ALF	per
Type of Property	Investment	Investment	Properties (1)	Beds	Units	Bed/Unit
Assisted Living	$880,307	60.8%	107	—	6,164	$142.81
Skilled Nursing	557,097	38.4%	51	6,277	212	$85.85
Other (2)	11,360	0.8%	1	118	—	—
Total	$1,448,764	100.0%	159	6,395	6,376
(1)	We own properties in 27 states that are leased to 29 different operators.

(2)	Includes three parcels of land held-for-use, and one behavioral health care hospital.

Future minimum base rents receivable under the remaining non-cancelable terms of operating leases excluding the effects of straight-line rent receivable, amortization of lease incentives and renewal options are as follows (in thousands):

Cash
Rent (1)
2020	$33,758
2021	143,139
2022	131,294
2023	132,827
2024	131,766
Thereafter	632,675
(1)	Represents contractual cash rent, except for Anthem Memory Care (“Anthem”) master lease which is based on estimated cash payments. See below for more disclosure relating to Anthem.

An affiliate of Senior Lifestyle Corporation (“Senior Lifestyle”) operates 23 properties under a master lease with a combination of independent living, assisted living and memory care units. Senior Lifestyle was provided deferral of partial rent in April 2020 and failed to pay full rent during the second quarter of 2020. In accordance with ASC 842, we evaluated the collectibility of receiving substantially all of our lease payments from the Senior Lifestyle master lease through maturity and determined that we did not have the level of certainty required by the standard. Accordingly, we wrote-off a total $17,742,000 of straight-line rent receivable and lease incentives related to this master lease during the second quarter of 2020 and we accounted for the Senior Lifestyle master lease on a cash basis effective July 2020. Contractual rent for April through September 2020 was $9,121,000 of which we collected $5,325,000. In October 2020, we received $1,341,000 of their contractual rent of $1,561,000. The outstanding accounts receivable balance on our Consolidated Balance Sheets of $2,670,000 is covered by a letter of credit and security deposit totaling $3,608,000. We continue to evaluate the collectibility of our Senior Lifestyle master lease quarterly. Additionally, we are evaluating our options for the portfolio which may include a combination of re-leasing and selling some or all of the properties.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the third quarter of 2020, an operator paid $542,000 of its contractual rent of $1,299,000. Additionally, during the three months ended September 30, 2020, we consolidated our two master leases with the operator into one combined master lease. Under the new combined master lease, we agreed to abate $570,000 of third quarter rent along with $80,000 that had been deferred in second quarter of 2020, totaling $650,000. Additionally, the new combined master lease allows the operator to defer rent as needed through March 31, 2021. In September 2020, the operator deferred $186,000 of its $374,000 contractual rent. During the three months ended September 30, 2020, we recorded an impairment charge of $941,000 related to an assisted living community that was operated by the operator. The community was closed in October 2020 and we are evaluating our options for this community. In accordance with ASC 842, we evaluated the collectibility of receiving substantially all of our lease payments under our master lease with the operator through maturity and determined that we did not have the level of certainty required by the standard. Accordingly, we wrote-off $1,156,000 of straight-line rent receivable related to this master lease during the third quarter of 2020.

On August 10, 2020, in the Quarterly Report on Form 10-Q, Genesis Healthcare, Inc. (“Genesis”) reported doubt regarding its ability to continue as a going concern. Accordingly, in accordance with ASC 842, we evaluated the collectibility of receiving substantially all of our lease payments from the Genesis master lease through maturity and determined that we did not have the level of certainty required by the standard. Accordingly, we wrote-off $4,316,000 of straight-line rent receivable related to this master lease during the third quarter of 2020. Genesis is current on rent payments through October 2020.

Anthem operates 11 memory care communities under a master lease and was placed in default in 2017 resulting from Anthem’s partial payment of its minimum rent. However, we did not enforce our rights and remedies pertaining to the event of default, under the stipulation that Anthem achieves sufficient performance and pays agreed upon rent. In accordance with ASC 842 lease accounting guidance, at January 1, 2019, we evaluated the collectibility of straight-line rent receivable and lease incentive balances related to Anthem and determined that it was not probable that we would collect substantially all of the contractual lease obligations through maturity. Accordingly, we wrote-off the balances to equity as of January 1, 2019, as required by the ASC 842 transition guidance. We continue to evaluate the collectibility of our Anthem master lease on a quarterly basis. We currently anticipate that Anthem will pay $9,900,000 of annual cash rent during 2020. However, COVID-19 may adversely impact Anthem’s operating cash flow and ability to pay rent. Anthem is current on 2020 rent payments through October 2020.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the fourth quarter of 2019, we entered into multiple contracts to sell the Properties, all of which were completed during the first quarter of 2020. The combined net proceeds from the sales, including the 2019 transactions, was approximately $77,900,000 resulting in a total gain of approximately $44,000,000. The Properties had a combined net book value of $35,600,000. The 21 properties sold in the first quarter of 2020, which included 2,411 beds in Arizona, Colorado, Iowa, Kansas and Texas, were sold through multiple transactions and generated net proceeds of approximately $72,100,000. These 21 properties had a combined net book value of $29,100,000 and resulted in total gain on sale of $44,073,000.

Senior Care Centers, LLC and affiliates and subsidiaries (“Senior Care”) filed for Chapter 11 bankruptcy as a result of lease terminations from certain landlords and on-going operational challenges in December 2018. Senior Care did not pay us December 2018 rent and accordingly, in December 2018, we placed Senior Care on a cash basis. In accordance with ASC 842 lease accounting guidance, at January 1, 2019, we evaluated the collectibility of the straight-line rent receivable and lease incentive balance related to Senior Care and determined it was not probable that we would collect substantially all of the contractual lease obligations through maturity. Accordingly, we wrote-off the balances to equity as of January 1, 2019, as required by the ASC 842 transition guidance. During 2019, we received a court ordered reimbursement from Senior Care for the December 2018 unpaid rent, late fees and legal costs totaling $1,596,000. In March 2020, Senior Care emerged from bankruptcy and affirmed our master lease. We continue to evaluate the collectibility of our Senior Care master lease on a quarterly basis. Senior Care is current on all its rent, real estate property tax escrow and maintenance deposits through October 2020.

During the third quarter of 2020, we consolidated our four leases with Brookdale Senior Living Communities, Inc (“Brookdale”) into one master lease and extended the term by one year to December 31, 2021. The master lease provides three renewal options consisting of a four-year renewal option, a five-year renewal option and a 10-year renewal option. The notice period for the first renewal option is January 1, 2021 to April 30, 2021. The economic terms of rent remain the same as the consolidated rent terms under the previous four separate lease agreements.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table summarizes components of our rental income for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
Rental Income	2020		2019		2020		2019
Base cash rental income	$32,006	(1)	$33,754		$98,357	(1)	$100,687
Variable cash rental income	3,356	(2)	3,926	(2)	11,793	(2)	12,488	(2)
Straight-line rent	228		1,085		1,701		3,598
Adjustment for collectability of rental income and lease incentives	(5,472)	(3)	—		(23,214)	(4)	(1,926)
Amortization of lease incentives	(108)		(100)		(317)		(281)
Total	$30,010		$38,665		$88,320		$114,566
(1)	Decreased primarily due to reduction of rent from Preferred Care portfolio sale and Senior Lifestyle rent shortfall and abated and deferred rent partially offset by increase in rent from acquisitions and completion of development projects and contractual rent increases.

(2)	The variable rental income for the three and nine months ended September 30, 2020, includes contingent rental income of $4 and $108, respectively, and reimbursement of real estate taxes by our lessees of $3,352 and $11,685, respectively. The variable rental income for the three and nine months ended September 30, 2019 includes contingent rental income of $77 and $394, respectively, and reimbursement of real estate taxes by our lessees of $3,849 and $12,094, respectively.

(3)	Represents the write-off of the Genesis and another operator straight-line rent receivable balances.

(4)	Represents the write-off of the Senior Lifestyle straight-line rent receivable and lease incentive balances and (3) above.

Some of our lease agreements provide purchase options allowing the lessees to purchase the properties they currently lease from us. The following table summarizes information about purchase options included in our lease agreements (dollar amount in thousands):

	Type	Number
	of	of	Gross	Carrying	Option
State	Property	Properties	Investments	Value	Window
California	ALF/MC	2	$38,895	$35,836	2024-2029
California	ALF	2	30,609	17,088	2021-TBD	(1)
Florida	MC	1	14,340	12,631	2028-2029
Kentucky and Ohio	MC	2	30,152	27,320	2028-2029
Texas	MC	2	25,265	23,870	2025-2027
South Carolina	ALF/MC	1	11,680	10,358	2028-2029
Total			$150,941	$127,103
(1)	The option window ending date will be either 24 months or 48 months after the option window commences, based on certain contingencies.

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, and on March 13, 2020, the United States declared a national emergency with regard to COVID-19. As required by ASC 842, we assess the collectibility of our lease payments through maturity on a quarterly basis. At September 30, 2020, in conjunction with the continued levels of uncertainty related to the adverse effects of COVID-19, we assessed the probability of collecting substantially all of our lease payments through maturity and concluded that we did not have sufficient information available to evaluate the impact of COVID-19 on the collectibility of our lease payments. The extent to which COVID-19 could impact our operators and the collectibility of our future lease payments will depend on the future developments including the financial impact significance and the duration of the pandemic. We will continue to evaluate the collectibility of our lease payments through maturity on a quarterly basis, including the financial impact of COVID-19. If we determine that we do not have the level of collectibility certainty required by ASC 842 related to certain operators, all or a portion of our straight-

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

line rent receivable and other lease receivables will be written-off. In recognition of the unique conditions affecting our operators, we have agreed to rent deferrals for certain operators totaling $1,176,000, or 1.5% of contractual rent, for April through September 2020. Additionally, we granted rent deferrals of $566,000 for October 2020. Through October 2020, we have received $553,000 of rent deferral payments. The remaining $1,189,000 balance of deferred rent is due to LTC over the next 24 months or upon the operators’ receipt of government funds from the U.S. Coronavirus Aid, Relief, and Economic Security ACT (the “CARES Act”).

Acquisitions and Developments: The following table summarizes our acquisitions for the nine months ended September 30, 2020 and 2019 (dollar amounts in thousands):

				Total	Number	Number
		Purchase	Transaction	Acquisition	of	of
Year	Type of Property	Price	Costs (1)	Costs	Properties	Beds/Units
2020	Skilled Nursing (2)	$13,500	$81	$13,581	1	140

2019	Assisted Living (3)	$16,719	$176	$16,895	1	74
	Skilled Nursing (4)	19,500	77	19,577	1	90
	Land (5)	2,732	49	2,781	—	—
Total		$38,951	$302	$39,253	2	164
(1)	Represents cost associated with our acquisitions; however, upon adoption of ASU 2017-01, our acquisitions meet the definition of an asset acquisition resulting in capitalization of transaction costs to the properties’ basis. For our land purchases with forward development commitments, transaction costs are capitalized as part of construction in progress. Transaction costs per our Consolidated Statements of Income and Comprehensive Income represents current and prior year transaction costs due to timing and terminated transactions.

(2)	We acquired a SNF located in Texas.

(3)	We entered into a joint venture (“JV”) (consolidated on our financial statements) to purchase an existing operational 74-unit ALF/MC community. The non-controlling partner contributed $919 of equity and we contributed $15,971 in cash. Our economic interest in the real estate JV is approximately 95%.

(4)	We acquired a newly constructed 90-bed SNF located in Missouri.

(5)	We acquired a parcel of land adjacent to an existing SNF in California. Additionally, we acquired a parcel of land and developed a 90-bed SNF in Missouri. The commitment totals approximately $17,400.

During the nine months ended September 30, 2020 and 2019, we invested the following in development and improvement projects (in thousands):

	Nine Months Ended September 30,
	2020		2019
Type of Property	Developments	Improvements	Developments	Improvements
Assisted Living Communities	$4,491	$3,941	$10,266	$1,826
Skilled Nursing Centers	8,893	14	4,786	—
Other	—	—	—	295
Total	$13,384	$3,955	$15,052	$2,121

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Completed Developments. The following table summarizes our completed developments during the nine months ended September 30, 2020 and 2019 (dollar amounts in thousands):

		Number	Type	Number
		of	of	of			Total
Year	Type of Project	Properties	Property	Beds/Units	State		Investment
2020	Development	1	ALF/MC	78	Oregon	(1)	$18,447
	Development	1	SNF	90	Missouri		13,272
Total		2		168			$31,719

2019	Development	1	SNF	143	Kentucky		$24,496
	Development	1	ILF/ALF/MC	110	Wisconsin		21,893
Total		2		253			$46,389
(1)	Certificate of occupancy was received in March 2020, however, due to the COVID-19 pandemic, we consented to delay the opening of this community to September 2020.

Properties Sold. The following table summarizes property sales during the nine months ended September 30, 2020 and 2019 (dollar amounts in thousands):

		Type		Number	Number
		of		of	of	Sales	Carrying	Net
Year	State	Properties		Properties	Beds/Units	Price	Value	Gain
2020	N/A	N/A		—	—	$—	$—	$108	(1)
	Arizona	SNF		1	194	12,550	2,229	10,292
	Colorado	SNF		3	275	15,000	4,271	10,364
	Iowa	SNF	(2)	7	544	14,500	4,886	9,029
	Kansas	SNF		3	250	9,750	7,438	1,993
	Texas	SNF		7	1,148	23,000	10,260	12,287
Total 2020 (3)				21	2,411	$74,800	$29,084	$44,073	(3)

2019	N/A	N/A		—	—	$—	$—	$500	(4)
	Georgia	SNF		1	148	7,920	1,639	6,236
Total 2019				1	148	$7,920	$1,639	$6,736

(

(1)	Gain recognized from the $90 repayment of a holdback related to a property sold during the fourth quarter of 2019 and the reassessment adjustment of $18 from the holdback under the expected value model per ASC Topic 606, Contracts with Customers (“ASC 606”).

(2)	This transaction includes a holdback of $838 which is held in an interest-bearing account with an escrow holder on behalf of the buyer for potential specific losses. Using the expected value model per ASC 606, we estimated and recorded the holdback value of $471. During the nine months ended September 30, 2020, we received $150 of the holdback. We reassessed the holdback under the expected value model and recorded an additional gain of $115.

(3)	Properties sold within the Preferred Care portfolio.

(4)	Gain recognized from the repayment of a holdback related to a portfolio of six ALFs sold during the second quarter of 2018.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Mortgage Loans. The following table summarizes our investments in mortgage loans secured by first mortgages at September 30, 2020 (dollar amounts in thousands):

			Type	Percentage	Number of			Investment
		Gross	of	of			SNF	per
Interest Rate (1)	Maturity	Investment	Property	Investment	Loans (2)	Properties (3)	Beds	Bed/Unit
9.9%	2043	$186,865	SNF	71.8%	1	15	1,941	$96.27
9.2%	2045	38,853	SNF	14.9%	1	4	501	$77.55
9.4%	2045	19,624	SNF	7.6%	1	2	205	$95.73
9.6%	2045	14,925	SNF	5.7%	1	1	157	$95.06
Total		$260,267		100.0%	4	22	2,804	$92.82
(1)	The majority of the mortgage loans provide for annual increases in the interest rate after a certain time period increasing by 2.25%.

(2)	Some loans contain certain guarantees, provide for certain facility fees and the majority of the mortgage loans have a 30-year term.

(3)	The properties securing these mortgage loans are located in one state and are operated by one operator.

The following table summarizes our mortgage loan activity for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020		2019
	Amounts		Origination/Funding
Originations and funding under mortgage loans receivable	$4,176	(1)	$10,919	(2)
Scheduled principal payments received	(565)		(565)
Mortgage loan premium amortization	(3)		(3)
Provision for loan loss reserve	(36)		(104)
Net increase in mortgage loans receivable	$3,572		$10,247
(1)	During 2020, we funded an additional $2,000 under and existing mortgage loan. The incremental funding bears interest at 8.89% and escalating by 2.25% thereafter.

(2)	During 2019, we funded an additional $7,500 under an existing mortgage loan. The incremental funding bears interest at 9.41% fixed for two years and escalating by 2.25% thereafter.

3.	Investment in Unconsolidated Joint Ventures

We had a preferred equity investment in an unconsolidated joint venture that owned four communities located in Arizona, providing independent living, assisted living and memory care services. During the fourth quarter of 2019, the JV signed a contract to sell the four properties comprising the JV (“Properties”). The contract was subject to standard due diligence and other contingencies to close, all of which were met in January 2020. Accordingly, based on the information available to us regarding alternatives and courses of action, we performed a recoverability test on the carrying value of our preferred equity investment and concluded that a portion of our preferred equity investment will not be recoverable. Therefore, we recorded an other than temporary impairment loss from investment in unconsolidated joint ventures of $5,500,000 and wrote our preferred equity investment down to its estimated fair value at December 31, 2019. Upon sale of the Properties, we received partial liquidation proceeds totaling $17,758,000 during the second and third quarters of 2020. During the nine months ended September 30, 2020, we incurred an additional $620,000 of loss. We anticipate receiving additional proceeds of $729,000 through March 31, 2021.

During the nine months ended September 30, 2020, we provided preferred capital contribution

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

commitments to two joint ventures. We determined that each of these JVs meets the accounting criteria to be considered a variable interest entity (“VIE”). We are not the primary beneficiary of the VIEs as we do not have both: 1) the power to direct the activities that most significantly affect the VIE’s economic performance, and 2) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. However, we do have significant influence over the JVs. Therefore, we accounted for the joint venture investments using the equity method of accounting. The following table provides information regarding these preferred equity investments:

	Type	Type		Total	Contractual	Number
	of	of		Preferred	Cash	of	Investment		Carrying
State	Properties	Investment		Return	Portion	Beds/ Units	Commitment		Value
Washington	UDP	Preferred Equity	(1)	12%	7%	—	$—	(1)	$6,340	(1)
Washington	UDP	Preferred Equity	(2)	12%	8%	—	13,000	(2)	-	(2)
Total						—	$13,000		$6,340
(1)	Invested $6,340 of preferred equity in an entity that will develop a 95-unit ALF/MC in Washington. Our investment represents 15.5% of the estimated total investment. The preferred equity investment earns an initial cash rate of 7% increasing to 9% in year four until the internal rate of return (“IRR”) is 8%. After achieving an 8% IRR, the cash rate drops to 8% with an IRR ranging between 12% to 14%.

(2)	Entered into a preferred equity agreement in an entity that will develop and own a 267-unit ILF/ALF in Washington. Our investment represents 11.6% of the estimated total investment. Upon the satisfaction of certain conditions which are projected to be met by year-end, LTC will invest $13,000 into the entity. The preferred equity investment will earn an initial cash rate of 8% and a 12% IRR.

The following table summarizes our capital contributions, income recognized, and cash interest received related to our investments in unconsolidated joint ventures for the nine months ended September 30, 2020 and 2019 (in thousands):

	Type
	of		Capital		Income		Cash Interest
Year	Properties		Contribution		Recognized		Received
2020	ALF/MC/ILF	(1)	$58	(1)	$231	(1)	$231	(1)
	UDP		6,340	(2)	56	(2)	18	(2)
Total			$6,398		$287		$249

2019	ALF/MC/ILF		$394	(1)	$614	(1)	$1,166	(1)
	ALF/ILF/MC	(3)	—	(3)	955	(3)	979	(3)
	ALF/MC	(4)	—	(4)	404	(4)	432	(4)
Total			$394		$1,973		$2,577
(1)	Relates to our preferred equity investment in Arizona discussed above with a total preferred return of 15%. During the nine months ended September 30, 2020, the properties comprising the JV were sold.

(2)	During the third quarter of 2020, we provided a total preferred equity investment of $6,340 to a JV for the development of a 95-unit ALF and MC.

(3)	We had a $2,900 mezzanine loan commitment for a 99-unit seniors housing community in Florida with a total preferred return of 15%. The mezzanine loan was an ADC arrangement which we determined it to have characteristics similar to a jointly-owned arrangement and recorded it as an unconsolidated joint venture. Since interest payments were deferred and no interest was recorded for the first twelve months of the loan, we used the effective interest method in accordance with GAAP to recognize interest income and recorded the difference between the effective interest income and cash interest income to the loan principal balance. During the third quarter of 2019, the mezzanine loan was paid off.

(4)	We had a $3,400 mezzanine loan commitment for the development of a 127-unit seniors housing community in Florida with a total preferred return of 15%. The mezzanine loan was an ADC arrangement which we determined it to have characteristics similar to a jointly-owned arrangement and recorded it as an unconsolidated joint venture. During the first quarter of 2019, the mezzanine loan was paid off.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

4.	Notes Receivable

Notes receivable consists of mezzanine loans and other loan arrangements. The following table is a summary of our notes receivable components as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Mezzanine loans	$8,566	$13,284
Other loans	5,875	4,824
Notes receivable reserve	(144)	(181)
Total	$14,297	$17,927

The following table summarizes our notes receivable activity for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020		2019
Advances under notes receivable	$1,366	(1)	$8,531	(2)
Principal payments received under notes receivable	(4,732)		(3,446)
Reclassified to lease incentives	(300)	(3)	(200)	(3)
Notes receivable reserve	36		(48)
Total	$(3,630)		$4,837
(1)	We originated a $1,250 note agreement, funding $1,000 with a commitment to fund $250. The note bears interest at 5.0%.

(2)	We originated a $6,800 mezzanine loan commitment for the development of a 204-unit ILF/ALF/MC in Georgia. The mezzanine loan has a five-year term and a 12.0% return, a portion of which is paid in cash, and the remaining portion of which is deferred during the first 46 months. Additionally, we originated a $1,400 note agreement, funding $1,124 with a commitment to fund $276. The note bears interest at 7.0%. Further, we originated a $550 note agreement, funding $400 with a commitment to fund $150. The note bears interest at 7.5%.

(3)	Represents interim working capital loans related to development projects which matured upon completion of the development projects and commencement of the master leases.
5.	Lease Incentives

Our lease incentive balances at September 30, 2020 and December 31, 2019 are as follows (in thousands):

	September 30, 2020	December 31, 2019
Non-contingent lease incentives	$2,401	$2,552

The following table summarizes our lease incentives activity for the nine months ended September 30, 2020 and 2019 (in thousands):

	2020				2019
	Funding	Amortization	Adjustment		Funding	Amortization	Adjustment
Non-contingent lease incentives	$50	$(317)	$115	(1)	$322	$(281)	$(11,893)	(2)
(1)	We reclassified a $300 interim working capital loan as lease incentive. See Note 4. Notes Receivable for further discussion. Additionally, we wrote-off $185 of lease incentive related to a master lease for which we determined it was not probable we will collect substantially all of the contractual lease obligations through maturity. See Note 2. Real Estate Investments for further discussion.

(2)	In accordance with ASC 842 lease standard adopted on January 1, 2019, we wrote-off $12,093 of lease incentives related to leases for which we determined it is not probable we will collect substantially all of the contractual lease obligation through maturity. See Note 1. General for further discussion. Additionally, we reclassified a $200 interim working capital loan as lease incentive. See Note 4. Notes Receivable for further discussion.

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

Bank Borrowings. We have an unsecured credit agreement that provides for a revolving aggregate commitment of the lenders of up to $600,000,000 with the opportunity to increase the commitment size of the credit agreement up to a total of $1,000,000,000. The unsecured credit agreement matures on June 27, 2022 and provides for a one-year extension option at our discretion, subject to customary conditions. Based on our leverage at September 30, 2020, the facility provides for interest annually at LIBOR plus 115 basis points and a facility fee of 20 basis points. At September 30, 2020, we were in compliance with all covenants.

Senior Unsecured Notes. We have senior unsecured notes held by institutional investors with interest rates ranging from 3.85% to 5.03%. The senior unsecured notes mature between 2021 and 2032.

The debt obligations by component as of September 30, 2020 and December 31, 2019 are as follows (dollar amounts in thousands):

		At September 30, 2020		At December 31, 2019
	Applicable		Available		Available
	Interest	Outstanding	for	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing	Balance	Borrowing
Bank borrowings	1.33%	$89,900	$510,100	$93,900	$506,100
Senior unsecured notes, net of debt issue costs	4.36%	574,444	—	599,488	21,500
Total	3.95%	$664,344	$510,100	$693,388	$527,600
(1)	Represents weighted average of interest rate as of September 30, 2020.

Our borrowings and repayments are as follows (in thousands):

	Nine Months Ended September 30,
	2020		2019
Debt Obligations	Borrowings	Repayments	Borrowings	Repayments
Bank borrowings	$24,000	$(28,000)	$73,400	$(20,000)
Senior unsecured notes	—	(25,160)	—	(14,667)
Total	$24,000	$(53,160)	$73,400	$(34,667)

7.	Equity

Common Stock. We have separate equity distribution agreements (collectively, “Equity Distribution Agreements”) to offer and sell, from time to time, up to $200,000,000 in aggregate offering price of shares of our common stock. As of September 30, 2020, no shares had been issued under the Equity Distribution Agreements. Accordingly, at September 30, 2020, we had $200,000,000 available under the Equity Distribution Agreements.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the nine months ended September 30, 2020 and 2019, we acquired 76,574 shares and 45,030 shares, respectively, of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

Stock Repurchase Plan. During the first quarter of 2020, our Board of Directors authorized the repurchase of up to 5,000,000 outstanding shares of common stock. Due to the rising level of uncertainty in financial markets and the adverse effects of COVID-19 on the public health and our operators, our Board of Directors terminated the stock repurchase plan on March 25, 2020. During the nine months ended September 30, 2020, we purchased 615,827 shares at an average price of $29.25 per share, including commissions, for a total purchase price of $18,012,000.

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

As of September 30, 2020, we have the following consolidated VIEs (in thousands):

				Gross
Investment		Property		Consolidated	Non-Controlling
Year	Purpose	Type	State	Assets	Interests
2019	Owned real estate	ALF/MC	VA	$16,895	$919
2018	Owned real estate	ILF	OR	14,400	2,858
2018	Owned real estate and development	ALF/MC	OR	18,447	1,081
2017	Owned real estate and development	ILF/ALF/MC	WI	22,007	2,305
2017	Owned real estate	ALF/MC	SC	11,680	1,241
Total				$83,429	$8,404

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

Distributions. We declared and paid the following cash dividends (in thousands):

	Nine Months Ended September 30,
	2020				2019
	Declared		Paid		Declared		Paid
Common Stock (1)	$67,894	(2)	$67,894	(2)	$68,241	(3)	$68,241	(3)
(1)	Represents $0.19 per share per month for the nine months ended September 30, 2020 and 2019.

(2)	Includes $586 related to the vesting of performance-based stock units.

(3)	Includes $300 related to the vesting of performance-based stock units.

In October 2020, we declared a monthly cash dividend of $0.19 per share on our common stock

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

for the months of October, November and December 2020, payable on October 30, November 30, and December 31, 2020, respectively, to stockholders of record on October 22, November 20, and December 23, 2020, respectively.

Stock-Based Compensation. Under our 2015 Equity Participation Plan (“the 2015 Plan”), 1,400,000 shares of common stock have been reserved for awards, including nonqualified stock option grants and restricted stock grants to officers, employees, non-employee directors and consultants. The terms of the awards granted under the 2015 Plan are set by our compensation committee at its discretion.

At September 30, 2020, we had 15,000 stock options outstanding and exercisable. During the nine months ended September 30, 2020 and 2019, no stock options were granted. The stock options exercised during the nine months ended September 30, 2020 and 2019 were as follows:

Weighted
Average
	Options	Exercise	Option	Market
	Exercised	Price	Value	Value (1)
2020	—	$—	$—	$—
2019	5,000	$24.65	$123,000	$233,000

(1)

(1)	As of exercise date.

The following table summarizes our restricted stock and performance-based stock units activity for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020		2019
Outstanding, January 1	345,633		325,750
Granted	167,375		147,608
Vested	(166,051)	(1)	(127,725)	(2)
Outstanding, September 30	346,957		345,633
(1)	Includes 81,574 performance-based stock units.

(2)	Includes 48,225 performance-based stock units.

During the nine months ended September 30, 2020 and 2019, we granted restricted stock and performance-based stock units under the 2015 Plan as follows:

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Compensation expense recognized related to the vesting of restricted common stock and performance-based stock units for the nine months ended September 30, 2020 and 2019 were $5,231,000 and $4,938,000, respectively. At September 30, 2020, the remaining compensation expense to be recognized related to the future service period of unvested outstanding restricted common stock and performance-based stock units are as follows (in thousands):

Remaining
Compensation
Vesting Date	Expense
2020	$1,781
2021	5,201
2022	2,729
2023	367
Total	$10,078

8.	Commitments and Contingencies

At September 30, 2020, we had commitments as follows (in thousands):

				Total
	Investment		2020	Commitment	Remaining
	Commitment		Funding	Funded	Commitment
Real estate properties (Note 2. Real Estate Investments)	$28,713	(1)	$12,487	$17,459	$11,254
Accrued incentives and earn-out liabilities (Note 5. Lease Incentives)	9,000		—	—	9,000
Mortgage loans (Note 2. Real Estate Investments)	27,200	(2)	2,928	8,873	18,327
Joint venture investments (Note 3. Investments in Unconsolidated Joint Ventures)	13,000		—	—	13,000
Notes receivable (Note 4. Notes Receivable)	1,854		1,275	1,275	579
Total	$79,767		$16,690	$27,607	$52,160
(1)	Represents commitments to purchase land and improvements, if applicable, and to develop, re-develop, renovate or expand seniors housing and health care properties.

(2)	Represents $9,200 of commitments to expand and renovate the seniors housing and health care properties securing the mortgage loans and $18,000 represents contingent funding upon the borrower achieving certain coverage ratios.

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

We have two operators that derive 10% or more of our combined rental revenue and interest income from mortgage loans. The following table sets forth information regarding our major operators as

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

of September 30, 2020:

	Number of		Number of		Percentage of
			SNF	ALF	Total	Total
Operator	SNF	ALF	Beds	Units	Revenue (1)	Assets (2)
Prestige Healthcare	24	—	2,922	93	19.8%	18.0%
Senior Lifestyle Corporation (3)	—	23	—	1,457	10.4%	10.2%
Total	24	23	2,922	1,550	30.2%	28.2%
(1)	Includes rental income from owned properties and interest income from mortgage loans as of September 30, 2020 and excludes rental income from lessee reimbursement and sold properties.

(2)	Represents the net carrying value of the properties divided by the Total assets on the Consolidated Balance Sheets.

(3)	See Note 2. Real Estate Investments for further information regarding Senior Lifestyle.

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

10.	Earnings per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$12,338	$27,280	$78,012	$68,241
Less income allocated to non-controlling interests	(121)	(88)	(292)	(257)
Less income allocated to participating securities:
Non-forfeitable dividends on participating securities	(103)	(93)	(294)	(279)
Income allocated to participating securities	—	(19)	(45)	(19)
Total net income allocated to participating securities (1)	(103)	(112)	(339)	(298)
Net income available to common stockholders	12,114	27,080	77,381	67,686
Effect of dilutive securities:
Participating securities (2)	—	—	—	—
Net income for diluted net income per share	$12,114	$27,080	$77,381	$67,686

Shares for basic net income per share	39,061	39,586	39,218	39,565
Effect of dilutive securities:
Stock options	—	4	—	4
Performance-based stock units	51	375	51	375
Participating securities (2)	—	—	—	—
Total effect of dilutive securities	51	379	51	379
Shares for diluted net income per share	39,112	39,965	39,269	39,944

Basic net income per share	$0.31	$0.68	$1.97	$1.71
Diluted net income per share	$0.31	$0.68	$1.97	$1.69
(1)	Under the two-class method of computing earnings per share in accordance with GAAP, income (loss) allocated to participating securities is calculated independently for each quarter and year-to-date period. Therefore, the sum of the amounts for the quarter may not agree with the amounts for the year.

(2)	For the three and nine months ended September 30, 2020, and 2019, the participating securities have been excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.

11.	Fair Value Measurements

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments. We do not invest our cash in auction rate securities. The carrying value and fair value of our financial instruments as of September 30, 2020 and December 31, 2019 assuming election of fair value for our financial assets and financial liabilities were as follows (in thousands):

	At September 30, 2020			At December 31, 2019
	Carrying	Fair		Carrying	Fair
	Value	Value		Value	Value
Mortgage loans receivable	$257,671	$299,151	(1)	$254,099	$312,824	(1)
Bank borrowings	89,900	89,900	(2)	93,900	93,900	(2)
Senior unsecured notes, net of debt issue costs	574,444	582,480	(3)	599,488	612,375	(3)
(1)	Our investment in mortgage loans receivable is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash inflows of the mortgage loans receivable at September 30, 2020 and December 31, 2019 was 10.0% and 9.0%, respectively.

(2)	Our bank borrowings bear interest at a variable interest rate. The estimated fair value of our bank borrowings approximated their carrying values at September 30, 2020 and December 31, 2019 based upon prevailing market interest rates for similar debt arrangements.

(3)	Our obligation under our senior unsecured notes is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is measured based upon management’s estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities. At September 30, 2020, the discount rate used to value our future cash outflow of our senior unsecured notes was 3.75% for those maturing before year 2026 and 4.00% for those maturing at or beyond year 2026. At December 31, 2019, the discount rate used to value our future cash outflow of our senior unsecured notes was 3.70% for those maturing before year 2026 and 3.90% for those maturing at or beyond year 2026.

12.	Subsequent Events

Subsequent to September 30, 2020 the following events occurred:

Equity: We declared a monthly cash dividend of $0.19 per share on our common stock for the months of October, November and December 2020, payable on October 30, November 30, and December 31, 2020, respectively to stockholders of record on October 22, November 20, and December 23, 2020, respectively.

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

The following graph summarizes our gross investments as of September 30, 2020:

Our primary seniors housing and health care property classifications include skilled nursing centers (“SNF”), assisted living communities (“ALF”), independent living communities (“ILF”), memory care communities (“MC”) and combinations thereof. ALF, ILF, MC, and combinations thereof are included in the ALF classification. As of September 30, 2020, seniors housing and long-term health care properties comprised approximately 99.3% of our real estate investment portfolio. We have been operating since August 1992.

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

The operations and occupancy levels at our properties will be adversely affected if COVID-19 or another pandemic results in infections on a large scale at our properties, early resident move-outs, our operators delay accepting new residents due to quarantines, and/or potential occupants postpone moving to a senior housing facility. Additionally, as our operators have responded to the pandemic, operating costs have begun to rise. A decrease in occupancy, ability to collect rents from residents and/or increase in operating costs could have a material adverse effect on the ability of our operators to meet their financial and other contractual obligations to us, including the payment of rent. In recognition of the pandemic impact affecting our operators, we have agreed to rent deferrals for certain operators totaling $1.2 million, or 1.5% of contractual rent, for April through September 2020. Additionally, we granted rent deferrals of $0.6 million for October 2020. Through October 2020, we have received $0.6 million of rent deferral payments. The remaining balance of deferred rent is due to LTC over the next 24 months or upon receipt of government funds from the U.S. Coronavirus Aid, Relief, and Economic Security (the “CARES Act”).

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

Real Estate Portfolio Overview

The following tables summarize our real estate investment portfolio by owned properties and mortgage loans and by type, as of September 30, 2020 (dollar amounts in thousands):

			Nine Months Ended
		Percentage	September 30, 2020		Percentage	Number	Number of
	Gross	of	Rental	Interest	of	of	SNF	ALF
Owned Properties	Investments	Investments	Income (1)	Income	Revenues	Properties (2)	Beds (3)	Units (3)
Assisted Living	$880,307	51.5%	$52,599	$—	42.7%	107	—	6,164
Skilled Nursing	557,097	32.6%	46,226	—	37.6%	51	6,277	212
Other (4)	11,360	0.7%	727	—	0.6%	1	118	—
Total Owned Properties	1,448,764	84.8%	99,552	—	80.9%	159	6,395	6,376

Mortgage Loans
Skilled Nursing	260,267	15.2%	—	23,487	19.1%	22	2,804	—
Total Mortgage Loans	260,267	15.2%	—	23,487	19.1%	22	2,804	—
Total Portfolio	$1,709,031	100.0%	$99,552	$23,487	100.0%	181	9,199	6,376

			Nine Months Ended
		Percentage	September 30, 2020		Percentage	Number	Number of
	Gross	of	Rental	Interest	of	of	SNF	ALF
Summary of Properties by Type	Investments	Investments	Income (1)	Income	Revenues	Properties (2)	Beds (3)	Units (3)
Assisted Living	$880,307	51.5%	$52,599	$—	42.7%	107	—	6,164
Skilled Nursing	817,364	47.8%	46,226	23,487	56.7%	73	9,081	212
Other (4)	11,360	0.7%	727	—	0.6%	1	118	—
Total Portfolio	$1,709,031	100.0%	$99,552	$23,487	100.0%	181	9,199	6,376
(1)	Excludes variable rental income from lessee reimbursement and sold properties.

(2)	We have investments in 27 states leased or mortgaged to 29 different operators.

(3)	See Item 1. Financial Statements – Note 2. Real Estate Investments for discussion of bed/unit count.

(4)	Includes three parcels of land held-for-use and one behavioral health care hospital.

As of September 30, 2020, we had $1.4 billion in net carrying value of real estate investments, consisting of $1.1 billion or 81.1% invested in owned and leased properties and $0.3 billion or 18.9% invested in mortgage loans secured by first mortgages. Our investment in mortgage loans mature in 2043 and beyond and contain interest rates between 9.2% and 9.9%.

For the nine months ended September 30, 2020, rental income and interest income from mortgage loans represented 78.1% and 20.8%, respectively, of total gross revenues. In most instances, our lease structure contains fixed annual rental escalations and/or annual rental escalations that are contingent upon changes in the Consumer Price Index, which are generally recognized on a straight-line basis over the minimum lease period. Certain leases have annual rental escalations that are contingent upon changes in the gross operating revenues of the property. This revenue is not recognized until the appropriate contingencies have been resolved.

During the nine months ended September 30, 2020, there were no lease renewals. During the nine months ended September 30, 2020, we consolidated our four leases with Brookdale Senior Living Communities, Inc (“Brookdale”) into one master lease and extended the term by one year to December 31, 2021. The master lease provides three renewal options consisting of a four-year renewal option, a five-year renewal option and a 10-year renewal option. Also, during the nine months ended September 30, 2020, we consolidated our two master leases with an operator into one combined master lease. Under the new combined master lease, we agreed to abate $0.6 million of third quarter rent along with $0.1 million that had been deferred in second quarter of 2020 totaling $0.7 million. Additionally, the new combined master lease allows the operator to defer rent as needed through March 31, 2021.

For the nine months ended September 30, 2020, we recorded $1.7 million in straight-line rental income and amortization of lease incentive cost of $0.5 million. During the nine months ended September 30, 2020, we received $110.2 million of cash rental income, which includes $11.7 million of operator reimbursements for our real estate taxes. At September 30, 2020, the straight-line rent receivable balance, net of reserves, on the balance sheet was $24.4 million.

Update on Certain Operators

An affiliate of Senior Lifestyle Corporation (“Senior Lifestyle”) operates 23 properties under a master lease with a combination of independent living, assisted living and memory care units. Senior Lifestyle was provided partial deferred rent in April 2020 and failed to pay full rent during the second quarter of 2020. In accordance with ASC 842, we evaluated the collectibility of receiving substantially all of our lease payments from the Senior Lifestyle master lease through maturity and determined that we did not have the level of certainty required by the standard. Accordingly, we wrote-off a total $17.7 million of straight-line rent receivable and lease incentives related to this master lease during the second quarter of 2020 and accounted for the Senior Lifestyle master lease on a cash basis effective July 2020. Contractual rent for the quarter was $9.1 million of which we collected $5.3 million. In October 2020, we received $1.3 million of their contractual rent of $1.6 million. The outstanding accounts receivable balance on our Consolidated Balance Sheets of $2.7 million is covered by a letter of credit and security deposit totaling $3.6 million. We continue to evaluate the collectibility of our Senior Lifestyle master lease quarterly. Additionally, we are evaluating our options for the portfolio which may include a combination of re-leasing and selling some or all of the properties.

During the third quarter of 2020, an operator paid $0.5 million of its contractual rent of $1.3 million. Additionally, during the three months ended September 30, 2020, we consolidated our two master leases with the operator into one combined master lease. Under the new combined master lease, we agreed to abate $0.6 million of third quarter rent along with $0.1 million that had been deferred in second quarter of 2020, totaling $0.7 million. Additionally, the new combined master lease allows the operator to defer rent as needed through March 31, 2021. In September 2020, the operator deferred $0.2 million of its $0.4 million contractual rent. During the three months ended September 30, 2020, we recorded an impairment charge of $0.9 million related to an assisted living community that was operated by the operator. The community was closed in October 2020 and we are evaluating our options for this community. In accordance with ASC 842, we evaluated the collectibility of receiving substantially all of our lease payments form the operator master lease through maturity and determined that we did not have the level of certainty required by the standard. Accordingly, we wrote-off $1.2 million of straight-line rent receivable related to this master lease during the third quarter of 2020.

On August 10, 2020, in the Quarterly Report on Form 10-Q, Genesis Healthcare, Inc. (“Genesis”) reported doubt regarding its ability to continue as a going concern. Accordingly, in accordance with ASC 842, we evaluated the collectibility of receiving substantially all of our lease payments from the Genesis master lease through maturity and determined that we did not have the level of certainty required by the standard. Accordingly, we wrote-off $4.3 million of straight-line rent receivable related to this master lease during the third quarter of 2020. Genesis is current on rent payments through October 2020.

Anthem Memory Care (“Anthem”) operates 11 operational memory care communities under a master lease and was placed in default in 2017 resulting from Anthem’s partial payment of its minimum rent. However, we did not enforce our rights and remedies pertaining to the event of default, under the stipulation that Anthem achieves sufficient performance and pays agreed upon rent. In accordance with ASC 842 lease accounting guidance, at January 1, 2019, we evaluated the collectibility of straight-line rent receivable and lease incentive balances related to Anthem and determined that it was not probable that we would collect substantially all of the contractual lease obligations through maturity. Accordingly, we wrote-off the balances to equity as of January 1, 2019, as required by the ASC 842 transition guidance. We continue to evaluate the collectibility of our Anthem master lease on a quarterly basis. We currently anticipate that Anthem will pay $9.9 million of annual cash rent during 2020. However, COVID-19 may adversely impact Anthem’s operating cash flow and ability to pay rent. Anthem is current on rent payments through October 2020. Anthem is current on 2020 rent payments through October 2020.

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

During the fourth quarter of 2019, we entered into multiple contracts to sell the Properties, all of which were completed during the first quarter of 2020. The combined net proceeds from the sales, including the 2019 transactions, was approximately $77.9 million resulting in a total gain of approximately $44.0 million. The Properties had a combined net book value of $35.6 million. The 21 properties sold in the first quarter of 2020, which included 2,411 beds in Arizona, Colorado, Iowa, Kansas and Texas, were sold through multiple transactions and generated net proceeds of $72.1 million. These 21 properties had a combined net book value of $29.1 million and resulted in total gain on sale of $44.1 million.

Senior Care Centers, LLC and affiliates and subsidiaries (“Senior Care”) filed for Chapter 11 bankruptcy as a result of lease terminations from certain landlords and on-going operational challenges in December 2018. Senior Care did not pay us December 2018 rent and accordingly, in December 2018, we placed Senior Care on a cash basis. In accordance with ASC 842 lease accounting guidance, at January 1, 2019, we evaluated the collectibility of the straight-line rent receivable and lease incentive balance related to Senior Care and determined it was not probable that we would collect substantially all of the contractual lease obligations through maturity. Accordingly, we wrote-off the balances to equity as of January 1, 2019, as required by the ASC 842 transition guidance. During 2019, we received a court ordered reimbursement from Senior Care for the December 2018 unpaid rent, late fees and legal costs totaling $1.6 million. In March 2020, Senior Care emerged from bankruptcy and affirmed our master lease. We continue to evaluate the collectibility of our Senior Care master lease on a quarterly basis. Senior Care is current on all its rent, real estate property tax escrow and maintenance deposits through October 2020.

During the third quarter of 2020, we consolidated our four leases with Brookdale into one master lease and extended the term by one year to December 31, 2021. The master lease provides three renewal options consisting of a four-year renewal option, a five-year renewal option and a 10-year renewal option. The notice period for the first renewal option is January 1, 2021 to April 30, 2021. The economic terms of rent remain the same as the consolidated rent terms under the previous four separate lease agreements.

2020 Activities Overview

The following tables summarize our transactions during the nine months ended September 30, 2020 (dollar amounts in thousands):

Investment in Owned Properties

	Number	Type	Number	Initial		Total	Total
	of	of	of	Cash	Purchase	Transaction	Acquisition
State	Properties	Properties	Beds/Units	Yield	Price	Costs	Costs
Texas	1	SNF	140	8.5%	$13,500	$81	$13,581

Investment in Development and Improvement projects

	Developments	Improvements
Assisted Living Communities	$4,491	$3,941
Skilled Nursing Centers	8,893	14
Total	$13,384	$3,955

Completed Developments

Number	Type	Number
of	of	of			Total
Properties	Property	Beds/Units	State		Investment
1	ALF/MC	78	Oregon	(1)	$18,447
1	SNF	90	Missouri		13,272
2		168			$31,719
(1)	Certificate of occupancy was received in March 2020, however, due to the COVID-19 pandemic, we consented to delay the opening of this community to a later date. As of September 2020, this community is open and taking residents.

Properties Sold

	Type		Number	Number
	of		of	of	Sales	Carrying	Net
State	Properties		Properties	Beds/Units	Price	Value	Gain
N/A	N/A		—	—	$—	$—	$108	(1)
Arizona	SNF		1	194	12,550	2,229	10,292
Colorado	SNF		3	275	15,000	4,271	10,364
Iowa	SNF	(2)	7	544	14,500	4,886	9,029
Kansas	SNF		3	250	9,750	7,438	1,993
Texas	SNF		7	1,148	23,000	10,260	12,287
			21	2,411	$74,800	$29,084	$44,073	(3)
(1)	Gain recognized from the $90 repayment of a holdback related to a property sold during the fourth quarter of 2019 and the reassessment adjustment of $18 from the holdback under the expected value model per ASC Topic 606, Contracts with Customers (“ASC 606”).

(2)	This transaction includes a holdback of $838 which is held in an interest-bearing account with an escrow holder on behalf of the buyer for potential specific losses. Using the expected value model per ASC 606, we estimated and recorded the holdback value of $471. During the nine months ended September 30, 2020, we received $150 of the holdback. We reassessed the holdback under the expected value model and recorded an additional gain of $115.

(3)	Properties sold within the Preferred Care portfolio.

Investment in Mortgage Loans

Originations and funding under mortgage loans receivable	$4,176
Scheduled principal payments received	(565)
Mortgage loan premium amortization	(3)
Provision for loan loss reserve	(36)
Net increase in mortgage loans receivable	$3,572

Investment in Unconsolidated Joint Ventures

	Type	Type		Total	Contractual		Number						Cash
	of	of		Preferred	Cash		of	Investment	Carrying		Capital	Income	Interest
State	Properties	Investment		Return	Portion		Beds/ Units	Commitment	Value		Contribution	Recognized	Received
Arizona	ALF/MC/ILF	Preferred Equity		N/A %	N/A %	(1)	—	$—	$729	(1)	$58	$231	$231
Washington (2)	UDP	Preferred Equity	(2)	12%	7%		—	—	6,340		6,340	56	18
Washington (3)	UDP	Preferred Equity	(3)	12%	8%		—	13,000	—		—	—	—
							—	$13,000	$7,069		$6,398	$287	$249
(1)	We had a preferred equity investment in an unconsolidated joint venture that owned four communities providing independent living, assisted living ad memory care services. During 2020, the four properties comprising the joint venture were sold. Accordingly, we received partial liquidation proceeds of $17,758 and recorded additional $620 loss. We anticipate receiving remaining proceeds of $729.

(2)	Invested $6,340 of preferred equity in an entity that will develop a 95-unit ALF/MC in Washington. Our investment represents 15.5% of the estimated total investment. The preferred equity investment earns an initial cash rate of 7% increasing to 9% in year four until the internal rate of return (“IRR”) is 8%. After achieving an 8% IRR, the cash rate drops to 8% with an IRR ranging between 12% to 14%.

(3)	Entered into a preferred equity agreement in an entity that will develop and own a 267-unit ILF/ALF in Washington. Our investment represents 11.6% of the estimated total investment. Upon the satisfaction of certain conditions which are projected to be met by year-end, LTC will invest $13,000 into the entity. The preferred equity investment will earn an initial cash rate of 8% and a 12% IRR.

Notes Receivable

Advances under notes receivable	$1,366	(1)
Principal payments received under notes receivable	(4,732)
Reclassed to real estate under development	(300)	(2)
Notes receivable reserve	36
Net increase in notes receivable	$(3,630)
(1)	We originated a $1,250 note agreement, funding $1,000 with a commitment to fund $250. The note bears interest at 5.0%.

(2)	Represents an interim working capital loan related to a development project which matured upon completion of the development project and commencement of the lease.

Health Care Regulatory Climate

The Centers for Medicare & Medicaid Services (“CMS”) annually updates Medicare skilled nursing facility (“SNF”) prospective payment system rates and other policies. On July 30, 2019, CMS issued its final fiscal year 2020 Medicare skilled nursing facility update. Under the final rule, CMS projects aggregate payments to SNFs will increase by $851 million, or 2.4%, for fiscal year 2020 compared with fiscal year 2019. The final rule also addresses implementation of the new Patient-Driven Payment Model case mix classification system that became effective on October 1, 2019, changes to the group therapy definition in the skilled nursing facility setting, and various SNF Value-Based Purchasing and quality reporting program policies. On April 10, 2020, CMS issued a proposed rule to update SNF rates and policies for fiscal year 2021, which started October 1, 2020, and issued the final rule on July 31, 2020. CMS estimates that payments to SNFs would increase by $750 million, or 2.2%, for fiscal year 2021 compared to fiscal year 2020. CMS also adopted revised geographic delineations to identify a provider’s status as an urban or rural facility and to calculate the wage index, applying a 5% cap on any decreases in a provider’s wage index from fiscal year 2020 to fiscal year 2021. Finally, CMS also finalized updates to the SNF value-based purchasing program to reflect previously finalized policies, updated the 30-day phase one review and correction deadline for the baseline period quality measure quarterly report, and announced performance periods and performance standards for the fiscal year 2023 program year.

Since the announcement of the COVID-19 pandemic and beginning as of March 13, 2020, CMS has issued numerous temporary regulatory waivers and new rules to assist health care providers, including SNFs, respond to the COVID-19 pandemic. These include, waiving the SNFs 3-day qualifying inpatient hospital stay requirement, flexibility in calculating a new Medicare benefit period, waiving timing for completing functional assessments, waiving requirements for health care professional licensure, survey and certification, provider enrollment, and reimbursement for services performed by telehealth, among many others. CMS also announced a temporary expansion of its Accelerated and Advance Payment Program to allow SNFs and certain other Medicare providers to request accelerated or advance payments in an amount up to 100% of the Medicare Part A payments they received from October–December 2019; this expansion was suspended April 26, 2020 in light of other CARES Act funding relief. The Continuing Appropriations Acts, 2021 and Other Extensions Act, enacted on October 1, 2020, amended the repayment terms for all providers and suppliers that requested and received accelerated and advance payments during the COVID-19 public health emergency. Specifically, Congress gave providers and suppliers that received Medicare accelerated and advance payment(s) one year from when the first loan payment was made to begin making repayments. In addition, CMS has also enhanced requirements for nursing facilities to report COVID-19 infections to local, state and federal authorities. On October 2, 2020, HHS Secretary Azar announced that he had renewed, effective October 23, 2020, the declared public health emergency for an additional 90-day period.

On March 26, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), sweeping legislation intended to bolster the nation’s response to the COVID-19 pandemic. In addition to offering economic relief to individuals and impacted businesses, the law expands coverage of COVID-19 testing and preventative services, addresses health care workforce needs, eases restrictions on telehealth services during the crisis, and increases Medicare regulatory flexibility, among many other provisions. Notably, the CARES Act temporarily suspends the 2% across-the-board “sequestration” reduction during the period May 1, 2020 through December 31, 2020, and extends the current Medicare sequester requirement through fiscal year 2030. In addition, the law provides $100 billion in grants to eligible health care providers for health care related expenses or lost revenues that are attributable to COVID-19. On April 10, 2020, CMS announced the distribution of $30 billion in funds to Medicare providers based upon their 2019 Medicare fee for service revenues. Eligible providers were required to agree to certain terms and conditions in receiving these grants. In addition, the Department of Health and Human Services (“HHS”) authorized $20 billion of additional funding for providers that have already received funds from the initial distribution of $30 billion. Unlike the first round of funds, which came automatically, providers were required to apply for these additional funds and submit the required supporting documentation, using the online portal provided by HHS. Providers were required to attest to and agree to specific terms and conditions for the use of such funds. HHS expressed a goal of allocating the whole $50 billion proportionally across all providers based on those providers’ proportional share of 2018 net Medicare fee-for-service revenue, so that some providers will not be eligible for additional funds. On May 22, 2020, HHS announced that it had begun distributing $4.9 billion in additional relief funds to SNFs to offset revenue losses and assist nursing homes with additional costs related to responding to the COVID-19 public health emergency and the shipments of personal protective equipment provided to nursing homes by the Federal Emergency Management Agency. On June 9, 2020, HHS announced that it expects to distribute approximately $15 billion to eligible providers that participate in state Medicaid and Children’s Health Insurance Program (“CHIP”) programs and have not received a payment from the Provider Relief Fund General Allocation. On July 22, 2020, President Trump announced that HHS would devote $5 billion in Provider Relief Funds to Medicare-certified long-

term care facilities and state veterans’ homes to build nursing home skills and enhance nursing homes’ response to COVID-19, including enhanced infection control. Nursing homes must participate in the Nursing Home COVID-19 training to be qualified to receive this funding. On August 27, 2020, HHS announced that it had distributed almost $2.5 billion to nursing homes to support increased testing, staffing, and personal protective equipment needs. On September 3, 2020, HHS announced a $2 billion performance-based incentive payment distribution to nursing homes and SNFs. Finally, on October 1, 2020, the Trump Administration announced $20 billion in new funding for several types of providers, including those who previously received, rejected, or accepted a general distribution provider relief fund payment. The application deadline for these Phase 3 funds is November 6, 2020.

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

The following table reflects our recent historical trends of concentration risk (gross investment, in thousands):

	9/30/20	6/30/20	3/31/20	12/31/19	9/30/19
Asset mix:
Real property	$1,448,764	$1,445,691	$1,438,177	$1,484,571	$1,474,692
Loans receivable	260,267	258,649	256,959	256,659	255,737
Real estate investment mix:
Skilled nursing centers (1)	$817,364	$812,637	$807,457	$857,187	$864,447
Assisted living communities	880,307	880,343	876,319	872,683	854,622
Under development (1)	—	—	—	—	—
Other (2)	11,360	11,360	11,360	11,360	11,360
Operator mix:
Prestige Healthcare (2)	$273,399	$271,781	$270,091	$269,792	$268,869
Senior Lifestyle Corporation	191,622	191,622	191,622	191,283	191,283
Senior Care Centers	138,109	138,109	138,109	138,109	138,109
Anthem Memory Care	136,483	136,483	136,483	136,484	136,483
Carespring Health Care Management	102,520	102,520	102,520	102,520	102,042
Remaining operators	866,898	863,825	856,311	903,042	893,643
Geographic mix:
Michigan (2)	$282,103	$279,821	$277,063	$276,742	$256,680
Texas	273,075	273,075	273,075	284,697	292,238
Wisconsin	149,403	149,403	149,405	149,290	149,184
Colorado	106,879	106,879	106,879	114,923	114,923
California	104,924	104,687	103,970	103,240	102,561
Remaining states	792,647	790,475	784,744	812,338	814,843
(1)	During the three months ended September 30, 2020, we completed the construction of a 90-bed SNF located in Missouri. Accordingly, this property was reclassified from “Under development” to “Skilled Nursing centers” for all periods presented.

(2)	We have three parcels of land located adjacent to properties securing the Prestige Healthcare mortgage loan and are managed by Prestige.

Credit Strength. We measure our credit strength both in terms of leverage ratios and coverage ratios. Our leverage ratios include debt to gross asset value and debt to market capitalization. The leverage ratios indicate how much of our Consolidated Balance Sheets capitalization is related to long-term obligations. Our coverage ratios include interest coverage ratio and fixed charge coverage ratio. The coverage ratios indicate our ability to service interest and fixed charges (interest). The coverage ratios are based on earnings before interest, taxes, depreciation and amortization for real estate (“EBITDAre”) as defined by NAREIT. EBITDAre is calculated as net income available to common stockholders (computed in accordance with GAAP) excluding (i) interest expense, (ii) income tax expense, (iii) real estate depreciation and amortization, (iv) impairment write-downs of depreciable real estate, (v) gains or losses on the sale of depreciable real estate, and (vi) adjustments for unconsolidated partnerships and joint ventures. Leverage ratios and coverage ratios are widely used by investors, analysts and rating agencies in the valuation, comparison, rating and investment recommendations of companies. The following table reflects the recent historical trends for our credit strength measures:

Balance Sheet Metrics

	Year to Date		Quarter Ended
	9/30/20		9/30/20			6/30/20			3/31/20			12/31/19			9/30/19
Debt to gross asset value	36.5%		36.5%		(1)	37.4%			37.3%			37.2%		(4)	36.8%
Debt to market capitalization ratio	32.7%		32.7%		(2)	31.8%		(3)	36.3%		(2)	28.0%		(5)	25.1%
Interest coverage ratio (6)	4.8	x	4.8	x		4.9	x		4.7	x		4.9	x		4.9	x
Fixed charge coverage ratio (6)	4.8	x	4.8	x		4.9	x		4.7	x		4.9	x		4.9	x
(1)	Decreased due to decrease in outstanding debt partially offset by decrease in gross value.

(2)	Increased due to decrease in market capitalization, partially offset by decrease in outstanding debt.

(3)	Decreased due to increase in market capitalization.

(4)	Increased due to increase in outstanding debt partially offset by increase in gross asset value. The increase in asset value was primarily due to acquisitions, developments and capital improvement funding partially offset by property sales.

(5)	Increased due to decrease in market capitalization and increase in outstanding debt.

(6)	In calculating our interest coverage and fixed charge coverage ratios above, we use EBITDAre, which is a financial measure not derived in accordance with GAAP (non-GAAP financial measure). EBITDAre is not an alternative to net income, operating income or cash flows from operating activities as calculated and presented in accordance with GAAP. You should not rely on EBITDAre as a substitute for any such GAAP financial measures or consider it in isolation, for the purpose of analyzing our financial performance, financial position or cash flows. Net income is the most directly comparable GAAP measure to EBITDAre.

	Year to Date		Quarter Ended
	9/30/20		9/30/20		6/30/20		3/31/20		12/31/19		9/30/19
Net income	$78,012		$12,338		$1,952		$63,722		$12,631		$27,280
Less: (Gain)/ loss on sale	(44,073)		(30)		(189)		(43,854)		4,630		(6,236)
Add: Loss on unconsolidated joint ventures	620		—		620		—		—		—
Add: Impairment loss	941		941		—		—		5,500		—
Add: Interest expense	22,617		7,361		7,546		7,710		7,578		7,827
Add: Depreciation and amortization	29,232		9,766		9,797		9,669		9,817		9,932
EBITDAre	$87,349		$30,376		$19,726		$37,247		$40,156		$38,803
Add (less): Non-recurring one-time items	22,841		5,099		17,742		—		(2,111)		—
Adjusted EBITDAre	$110,190		$35,475		$37,468		$37,247		$38,045		$38,803

Interest expense	$22,617		$7,361		$7,546		$7,710		$7,578		$7,827
Add: Capitalized interest	354		77		86		191		167		108
Interest incurred	$22,971		$7,438		$7,632		$7,901		$7,745		$7,935

Interest coverage ratio	4.8	x	4.8	x	4.9	x	4.7	x	4.9	x	4.9	x

Interest incurred	$22,971		$7,438		$7,632		$7,901		$7,745		$7,935
Total fixed charges	$22,971		$7,438		$7,632		$7,901		$7,745		$7,935

Fixed charge coverage ratio	4.8	x	4.8	x	4.9	x	4.7	x	4.9	x	4.9	x

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

Operating Results (unaudited, in thousands)

	Three Months Ended
	September 30,
	2020		2019		Difference
Revenues:
Rental income	$30,010		$38,665		$(8,655)	(1)
Interest income from mortgage loans	7,890		7,646		244
Interest and other income	273		808		(535)	(2)
Total revenues	38,173		47,119		(8,946)

Expenses:
Interest expense	7,361		7,827		466	(3)
Depreciation and amortization	9,766		9,932		166
Impairment charges	941		—		(941)	(4)
Recovery for doubtful accounts	(2)		(14)		(12)
Transaction costs	63		75		12
Property tax expense	3,351		4,270		919	(5)
General and administrative expenses	4,814		4,745		(69)
Total expenses	26,294		26,835		541

Other operating income:
Gain on sale of real estate, net	30	(6)	6,236	(7)	(6,206)
Operating income	11,909		26,520		(14,611)
Gain from property insurance proceeds	373	(8)	—		373
Income from unconsolidated joint ventures	56		760		(704)	(9)
Net income	12,338		27,280		(14,942)
Income allocated to non-controlling interests	(121)		(88)		(33)
Net income attributable to LTC Properties, Inc.	12,217		27,192		(14,975)
Income allocated to participating securities	(103)		(112)		9
Net income available to common stockholders	$12,114		$27,080		$(14,966)
(1)	Decreased primarily due to write-off of the Genesis and another operator straight-line rent receivable totaling $5,472, reduction in rent related to the sale of the Preferred Care portfolio, abated and deferred rent and short-payment of rent and property tax escrow from Senior Lifestyle master lease, partially offset by increased rent from acquisitions and completed development projects and contractual rent increase.

(2)	Decreased primarily due to the partial paydown of a mezzanine loan.

(3)	Decreased primarily due to lower outstanding balance and interest rates on our line of credit in 2020, partially offset by increased interest from sale of $100,000 senior unsecured notes during the fourth quarter of 2019.

(4)	Represents an impairment loss related to a 61-unit ALF in Florida.

(5)	Decreased primarily due to no allocation of Senior Lifestyle cash receipts to Senior Lifestyle’s property tax escrow since it is fully funded for 2020.
(6)	Represents recognition of additional gain due to quarterly collectibility evaluation of funds held in escrow from previously sold properties.

(7)	Represents the net gain on sale of $6,236 related to a 148-bed SNF in Georgia. Additionally, we recognized an additional $500 gain on sale due to receipt of funds held in escrow related to a portfolio of six ALFs sold in 2018.

(8)	Represents gain on insurance proceeds related to roof damage at a 114-bed SNF in Texas sold during the first quarter of 2020.

(9)	Decrease due to the sale of properties comprising a joint venture in which we had a preferred equity investment in 2020 and payoff of a mezzanine in 2019.

	Nine Months Ended
	September 30,
	2020		2019		Difference
Revenues:
Rental income	$88,320		$114,566		$(26,246)	(1)
Interest income from mortgage loans	23,487		22,308		1,179	(2)
Interest and other income	1,257		1,967		(710)	(3)
Total revenues	113,064		138,841		(25,777)

Expenses:
Interest expense	22,617		23,004		387	(4)
Depreciation and amortization	29,232		29,399		167
Impairment charges	941		—		(941)	(5)
(Recovery) provision for doubtful accounts	(1)		153		154
Transaction costs	197		275		78
Property tax expense	11,685		12,566		881	(6)
General and administrative expenses	14,494		13,912		(582)	(7)
Total expenses	79,165		79,309		144

Other operating income:
Gain on sale of real estate, net	44,073	(8)	6,736	(9)	37,337
Operating income	77,972		66,268		11,704
Gain from property insurance proceeds	373	(10)	—		373
Loss on unconsolidated joint ventures	(620)	(11)	—		(620)
Income from unconsolidated joint ventures	287		1,973		(1,686)	(12)
Net income	78,012		68,241		9,771
Income allocated to non-controlling interests	(292)		(257)		(35)
Net income attributable to LTC Properties, Inc.	77,720		67,984		9,736
Income allocated to participating securities	(339)		(298)		(41)
Net income available to common stockholders	$77,381		$67,686		$9,695
(1)	Decreased primarily due to the $23,029 write-off of straight-line rent receivable and lease incentives balances during the second and third quarter of 2020, reduction in rent related to the sale of the Preferred Care portfolio and short-payment of rent and property tax escrow from Senior Lifestyle master lease, partially offset by increased rent from acquisitions and lease transitions.

(2)	Increased primarily due to additional mortgage and capital improvement funding.

(3)	Decreased primarily due to the partial paydown of a mezzanine loan.

(4)	Decreased primarily due to lower outstanding balance and interest rates on our line of credit in 2020, partially offset by increased interest from sale of $100,000 senior unsecured notes during the fourth quarter of 2019.

(5)	Represents an impairment loss related to a 61-unit ALF in Florida.

(6)	Decreased primarily due to no allocation of Senior Lifestyle cash receipts to Senior Lifestyle’s property tax escrow since it is fully funded for 2020.

(7)	Increased primarily due to higher incentive compensation expense in 2020.

(8)	Represents gain on sale of 21 SNFs within the Preferred Care portfolio and recognition of additional gain due to quarterly evaluation of funds held in escrow from previously sold properties.

(9)	Represents the net gain on sale of $6,236 related to a 148-bed SNF in Georgia. Additionally, we recognized an additional $500 net gain on sale due to receipt of funds held in escrow related to a portfolio of six ALFs sold in 2018.

(10)	Represents gain on insurance proceeds related to roof damage at a 114-bed SNF in Texas sold during the first quarter of 2020.

(11)	Relates to the sale of properties comprising a joint venture in which we had a preferred equity investment.

(12)	Decreased due to (11) above and payoff of a mezzanine loan in 2019.

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

The following table reconciles GAAP net income available to common stockholders to NAREIT FFO available to common stockholders (unaudited, amounts in thousands, except per share amounts):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2020		2019		2020		2019
GAAP net income available to common stockholders	$12,114		$27,080		$77,381		$67,686
Add: Depreciation and amortization	9,766		9,932		29,232		29,399
Add: Impairment charges	941		—		941		—
Add: Loss on unconsolidated joint ventures	—		—		620		—
Less: Gain on sale of real estate, net	(30)		(6,236)		(44,073)		(6,736)
NAREIT FFO attributable to common stockholders	$22,791		$30,776		$64,101		$90,349
NAREIT FFO attributable to common stockholders per share:
Basic	$0.58		$0.78		$1.63		$2.28
Diluted	$0.58	(1)	$0.77	(1)	$1.63		$2.26	(1)
Weighted average shares used to calculate NAREIT FFO per share:
Basic	39,061		39,586		39,218		39,565
Diluted	39,293	(2)	40,129	(3)	39,269	(4)	40,106	(3)
(1)	Includes the effect of participating securities.

(2)	Includes the effect of performance-based stock units and participating securities.

(3)	Includes the effect of stock option equivalents, participating securities and performance-based stock units.

(4)	Includes the effect of performance-based stock units.

Liquidity and Capital Resources

Sources and Uses of Cash

As of September 30, 2020, we had a total of $22.8 million of cash and cash equivalents, $510.1 million available under our unsecured revolving line of credit and the potential ability to access the capital markets through the issuance of $200.0 million of common stock under our Equity Distribution Agreements. Furthermore, we have the ability to access the capital markets through the issuance of debt and/ or equity securities under an automatic shelf registration statement.

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

Depending on the duration, spread and severity of the outbreak, our borrowing capacity, compliance with financial covenants, ability to access the capital markets, and the payment of dividends may be negatively impacted. We continuously evaluate the availability of cost-effective capital and believe we have sufficient liquidity for corporate expenses and additional capital investments in 2020 and 2021.

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

	Nine Months Ended September 30,		Change
Cash provided by (used in):	2020	2019	$
Operating activities	$85,629	$90,092	$(4,463)
Investing activities	51,982	(57,112)	109,094
Financing activities	(119,044)	(31,676)	(87,368)
Increase in cash, cash equivalents and restricted cash	18,567	1,304	17,263
Cash, cash equivalents and restricted cash, beginning of period	4,244	4,764	(520)
Cash, cash equivalents and restricted cash, end of period	$22,811	$6,068	$16,743

Debt Obligations

Bank Borrowings. We have an Unsecured Credit Agreement that provides for a revolving line of credit up to $600.0 million in aggregate commitment of the lenders and the opportunity to increase the commitment size of the credit agreement up to a total of $1.0 billion. The Unsecured Credit Agreement matures on June 27, 2022 and provides for a one-year extension option at our discretion, subject to customary conditions. Based on our leverage at September 30, 2020, the facility provides for interest annually at LIBOR plus 115 basis points and a facility fee of 20 basis points. At September 30, 2020, we were in compliance with all covenants.

Senior Unsecured Notes. We have senior unsecured notes held by institutional investors with interest rates ranging from 3.85% to 5.03%. The senior unsecured notes mature between 2021 and 2032.

The debt obligations by component as of September 30, 2020 are as follows (dollar amounts in thousands):

	Applicable		Available
	Interest	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing
Bank borrowings	1.33%	$89,900	$510,100
Senior unsecured notes, net of debt issue costs	4.36%	574,444	—
Total	3.95%	$664,344	$510,100
(1)	Represents weighted average of interest rate as of September 30, 2020.

Our debt borrowings and repayments during the nine months ended September 30, 2020 are as follows (in thousands):

Debt Obligations	Borrowings	Repayments
Bank borrowings	$24,000	$(28,000)
Senior unsecured notes	—	(25,160)
Total	$24,000	$(53,160)

Equity

At September 30, 2020, we had 39,242,225 shares of common stock outstanding, equity on our balance sheet totaled $778.8 million and our equity securities had a market value of $1.4 billion. During the nine months ended September 30, 2020, we declared and paid $67.9 million of cash dividends.

Subsequent to September 30, 2020, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of October, November and December 2020, payable on October 30,

November 30, and December 31, 2020, respectively, to stockholders of record on October 22, November 20, and December 23, 2020, respectively.

Stock Repurchase Plan. During the first quarter of 2020, our Board of Directors authorized the repurchase of up to 5,000,000 outstanding shares of common stock. During the nine months ended September 30, 2020, we purchased 615,827 shares at an average price of $29.25 per share, including commissions, for a total purchase price of $18.0 million. Due to the rising level of uncertainty in financial markets and the adverse effects of COVID-19 on the public health and our operators, our Board of Directors terminated the stock repurchase plan on March 25, 2020.

At-The-Market Program. We have separate equity distribution agreements (collectively, “Equity Distribution Agreements”) to offer and sell, from time to time, up to $200.0 in aggregate offering price of shares of our common stock. As of September 30, 2020, no shares had been issued under the Equity Distribution Agreements. Accordingly, at September 30,2020, we had $200.0 available under the Equity Distribution Agreements.

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

Stock-Based Compensation. During the nine months ended September 30, 2020, we granted restricted stock and performance-based stock units under the 2015 Plan as follows:

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the nine months ended September 30, 2020. For additional information, refer to Item 7A as presented in our Annual Report on Form 10-K for the year ended December 31, 2019. In addition, as described in “Item 1A. Risk Factors”, coronavirus (COVID-19) may negatively impact our business and results of operations.

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

Substantially all of our revenues and sources of cash flows from operations are derived from operating lease rentals and interest earned on outstanding loans receivable. The operators of our properties are significantly impacted by their ability to provide services and the occupancy levels at our properties. The operations and occupancy levels at our properties will be adversely affected if COVID-19 or another pandemic results in infections on a large scale at our properties, early resident move-outs, our operators delay accepting new residents due to quarantines, and/or potential occupants postpone moving to a senior housing facility. Additionally, as our operators have responded to the pandemic, operating costs have begun to rise. A decrease in occupancy and/or increase in operating costs could have a material adverse effect on the ability of our operators to meet their financial and other contractual obligations to us, including the payment of rent. In response to requests by operators, we have provided rent deferrals totaling $1.7 million for April through October 2020, of which $0.6 million was paid to us. The $1.7 million rent deferrals represent approximately 2% of our April through October contractual rent. Local, state, federal or other initiatives may affect our ability to collect rent and or enforce remedies for the failure to pay rent. In some cases, we may have to restructure an operator’s long-term rent obligations and may not be able to do so on terms that are as favorable to us as those currently in place. Furthermore, infections at our facilities could lead to material increases in litigation costs for which our operators may be liable. These risks are heightened due to the potential enhanced danger to senior citizens from COVID-19 generally and at facilities such as those of our operators. The extent to which COVID-19 could impact our operations and those of our operators will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, spread and severity of the outbreak and the actions taken to contain the virus or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2020, we did not make any unregistered sales of equity securities.

During the three months ended September 30, 2020, we acquired shares of common stock held by employees and the average prices paid per share for each month in the quarter ended September 30, 2020 are as follows:

Total Number
			of Shares	Maximum
			Purchased as	Number of
		Average	Part of	Shares that May
	Total Number	Price	Publicly	Yet Be
	of Shares	Paid per	Announced	Purchased
Period	Purchased	Share	Plan	Under the Plan
July 1- July 31, 2020	—	$—	—	—
August 1 -August 31, 2020	507	$38.51	—	—
September 1 -September 30, 2020	—	$—	—	—
Total	507		—	—

Item 6. EXHIBITS

3.1	LTC Properties, Inc. Articles of Restatement (incorporated by reference to Exhibit 3.1.2 to LTC Properties Inc.’s Current Report on Form 8-K (File No. 1-11314) filed June 6, 2016)

3.2	Bylaws of LTC Properties, Inc., as restated June 2, 2015 (incorporated by reference to Exhibit 3.2 to LTC Properties Inc.’s Current Report on Form 8-K (File No. 1-11314) filed June 5, 2015)

3.2.1	First Amendment to Bylaws of LTC Properties, Inc. (incorporated by reference to Exhibit 3.2.1 to LTC Properties Inc.’s Current Report on Form 8-K (File No. 1-11314) filed April 21, 2020)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC.
Registrant

Dated: October 29, 2020	By:	/s/ Caroline Chikhale
Caroline Chikhale
Executive Vice President, Chief Accounting Officer and Treasurer
(Principal Accounting Officer)