Form 10-K
period 2020-12-31
LTC PROPERTIES INC
filed 2021-02-18
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,450,403,000 as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter).

The number of shares of common stock outstanding as of February 11, 2021 was 39,242,225.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

Cautionary Statement on Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking. You can identify some of the forward-looking statements by their use of forward-looking words, such as “believes,” “expects,” “may,” “will,” “could,” “would,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or the negative of those words or similar words. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward- looking statements, including, but not limited to, our dependence on our operators for revenue and cash flow; the duration and extent of the effects of the COVID-19 pandemic; government regulation of the health care industry; federal and state health care cost containment measures including reductions in reimbursement from third-party payors such as Medicare and Medicaid; required regulatory approvals for operation of health care facilities; a failure to comply with federal, state, or local regulations for the operation of health care facilities; the adequacy of insurance coverage maintained by our operators; our reliance on a few major operators; our ability to renew leases or enter into favorable terms of renewals or new leases; operator financial or legal difficulties; the sufficiency of collateral securing mortgage loans; an impairment of our real estate investments; the relative illiquidity of our real estate investments; our ability to develop and complete construction projects; our ability to invest cash proceeds for health care properties; a failure to qualify as a REIT; our ability to grow if access to capital is limited; and a failure to maintain or increase our dividend. For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under “Risk Factors” contained in this report and in other information contained in this report and our publicly available filings with the Securities and Exchange Commission. We do not undertake any responsibility to update or revise any of these factors or to announce publicly any revisions to forward-looking statements, whether as a result of new information, future events or otherwise.

LTC Properties, Inc.

PART I

Item 1. BUSINESS

General

LTC Properties, Inc. is a real estate investment trust (“REIT”) that invests in seniors housing and health care properties through sale-leasebacks, mortgage financing, joint ventures, construction financing and structured finance solutions including preferred equity, bridge, mezzanine and unitranche lending. Our investments in owned properties and mortgage loans represent our primary source of income. We depend upon the performance of our operators with respect to the daily management and marketing of long-term health care services offered at our properties.

Our real estate investments include the following types of properties:

●	Skilled nursing centers (“SNF”) provide restorative, rehabilitative and nursing care for people not requiring the extensive treatment available at acute care hospitals. Many skilled nursing facilities provide ancillary services that include occupational, speech, physical, respiratory and medical therapies, as well as sub-acute care services which are paid either by the patient, the patient’s family, private health insurance, or through the federal Medicare or state Medicaid programs.
●	Assisted living communities (“ALF”) serve people who require assistance with activities of daily living, but do not require the degree of supervision that skilled nursing facilities provide. Services are usually available 24 hours a day and include personal supervision and assistance with eating, bathing, grooming and administering medication. Many assisted living facilities provide a combination of housing, supportive services, personalized assistance and health care designed to respond to individual needs.
●	Independent living communities (“ILF”), also known as retirement communities or senior apartments, offer a sense of community and numerous levels of service, such as laundry, housekeeping, dining options/meal plans, exercise and wellness programs, transportation, social, cultural and recreational activities, on-site security and emergency response programs. Many independent living communities offer on-site conveniences like beauty/barber shops, fitness facilities, game rooms, libraries and activity centers.
●	Memory care communities (“MC”) offer specialized options for people with Alzheimer’s disease and other forms of dementia. These purpose built, free-standing facilities offer an alternative for private-pay residents affected by memory loss in comparison to other accommodations that typically have been provided within a secured unit of an assisted living or skilled nursing facility. Memory care facilities offer dedicated care, with staff usually available 24 hours a day, and specialized programming for various conditions relating to memory loss in an environment that is typically smaller in scale and more residential in nature than traditional assisted living and skilled nursing facilities.

We include independent living facilities and memory care as part of the assisted living property classification in some parts of this Annual Report on Form 10-K. We also invest in other (“OTH”) types of properties, such as land parcels and behavioral health care hospitals, as noted in this Annual Report on Form 10-K. Unless otherwise expressly stated or the context otherwise requires, when we refer to “we,” “our,” “us,” “registrant,” “the company,” or similar terms in this Annual Report on Form 10-K, we mean LTC Properties, Inc. and its consolidated subsidiaries.

Portfolio

The following table summarizes our real estate investment portfolio as of December 31, 2020 (dollar amounts in thousands):

			Twelve Months Ended
		Percentage	December 31, 2020		Percentage	Number	Number of
	Gross	of	Rental	Interest	of	of	SNF	ALF
Owned Properties	Investments	Investments	Income (1)	Income	Revenues	Properties (2)	Beds (3)	Units (3)
Assisted Living	$880,172	51.4%	$70,889	$—	42.9%	107	—	6,103
Skilled Nursing	560,469	32.7%	62,098	—	37.5%	51	6,277	212
Other (4)	11,360	0.7%	970	—	0.6%	1	118	—
Total Owned Properties	1,452,001	84.8%	133,957	—	81.0%	159	6,395	6,315

Mortgage Loans
Skilled Nursing	259,843	15.2%	—	31,396	19.0%	22	2,804	—
Total Mortgage Loans	259,843	15.2%	—	31,396	19.0%	22	2,804	—
Total Portfolio	$1,711,844	100.0%	$133,957	$31,396	100.0%	181	9,199	6,315

			Twelve Months Ended
		Percentage	December 31, 2020		Percentage	Number	Number of
	Gross	of	Rental	Interest	of	of	SNF	ALF
Summary of Properties by Type	Investments	Investments	Income (1)	Income	Revenues	Properties (2)	Beds (3)	Units (3)
Assisted Living	$880,172	51.4%	$70,889	$—	42.9%	107	—	6,103
Skilled Nursing	820,312	47.9%	62,098	31,396	56.5%	73	9,081	212
Other (4)	11,360	0.7%	970	—	0.6%	1	118	—
Total Portfolio	$1,711,844	100.0%	$133,957	$31,396	100.0%	181	9,199	6,315
(1)	Excludes variable rental income from lessee reimbursement and sold properties.

(2)	We have investments in 27 states leased or mortgaged to 29 different operators.

(3)	See Item 2. Properties for discussion of bed/unit count.

(4)	Includes three parcels of land held-for-use and one behavioral health care hospital.

As of December 31, 2020, we had $1.4 billion in carrying value of net real estate investments, consisting of $1.1 billion or 81.1% invested in owned and leased properties and $0.3 billion or 18.9% invested in mortgage loans secured by first mortgages.

Owned Properties. The following table summarizes our investment in owned properties at December 31, 2020 (dollar amounts in thousands):

						Average
		Percentage	Number	Number of		Investment
	Gross	of	of	SNF	ALF	per
Type of Property	Investment	Investment	Properties (1)	Beds (2)	Units (2)	Bed/Unit
Assisted Living	$880,172	60.6%	107	—	6,103	$144.22
Skilled Nursing	560,469	38.6%	51	6,277	212	$86.37
Other (3)	11,360	0.8%	1	118	—	—
Total	$1,452,001	100.0%	159	6,395	6,315
(1)	We have investments in 27 states leased to 29 different operators.

(2)	See Item 2. Properties for discussion of bed/unit count.

(3)	Includes three parcels of land held-for-use and one behavioral health care hospital.

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

Each lease is a triple net lease which requires the lessee to pay all taxes, insurance, maintenance and repairs, capital and non-capital expenditures and other costs necessary in the operations of the facilities. Generally, our leases provide for one or more of the following: security deposits, property tax impounds, and credit enhancements such as corporate or personal guarantees or letters of credit. In addition, our leases are typically structured as master leases and multiple master leases with one operator, and are generally cross defaulted.

The following table summarizes the concentration of our top ten operators of owned properties for 2020 and percentage of rental revenue, excluding rental income from properties sold, variable rental income due to lessee reimbursement of our real estate taxes, and adjustment for collectibility of rental income for those operators for 2020 and 2019:

		Percent of
		Rental Revenue
Lessee	Property Type	2020	2019
Senior Lifestyle	ILF/ALF/MC	13.3%	14.6%
Senior Care Centers, LLC	SNF	11.0%	11.6%
Brookdale Senior Living Communities, Inc.	ALF/MC	10.4%	10.3%
Carespring Healthcare Management, LLC	SNF	8.4%	8.0%
Anthem Memory Care	MC	7.4%	5.4%
Fundamental Long Term Care Company	SNF/OTH	6.3%	6.0%
Traditions Senior Management, Inc.	ILF/ALF/SNF	6.2%	5.9%
Genesis Healthcare	ALF/SNF	6.1%	5.8%
Juniper Communities, LLC	ALF/MC	5.0%	4.8%
Veritas InCare, LLC	ALF	3.3%	3.0%

Mortgage Loans. As part of our strategy of making investments in properties used in the provision of long-term health care services, we provide mortgage financing on such properties based on our established investment underwriting criteria. We have also provided construction loans that by their terms convert into purchase/lease transactions or permanent financing mortgage loans upon completion of construction. All of our mortgage loan investments currently relate to skilled nursing facilities. The following table summarizes our investments in mortgage loans secured by first mortgages at December 31, 2020 (dollar amounts in thousands):

			Type	Percentage	Number of			Investment
		Gross	of	of			SNF	per
Interest Rate (1)	Maturity	Investment	Property	Investment	Loans (2)	Properties (3)	Beds	Bed/Unit
10.1%	2043	$186,364	SNF	71.7%	1	15	1,941	$96.01
9.3%	2045	38,930	SNF	15.0%	1	4	501	$77.70
9.4%	2045	19,624	SNF	7.6%	1	2	205	$95.73
9.6%	2045	14,925	SNF	5.7%	1	1	157	$95.06
Total		$259,843		100.0%	4	22	2,804	$92.67
(1)	The majority of our mortgage loans provide for annual increases in the interest rate after a certain time period based upon a specified increase of 2.25%.

(2)	Some loans contain certain guarantees and/or provide for certain facility fees.

(3)	Our mortgage loans are secured by properties located in one state with one borrower.

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

Investment Policies and Strategies

Our investment policy is to invest primarily seniors housing and health care properties. Over the past three years, we have underwritten investments in seniors housing communities and health care centers for a total of approximately $197.0 million. Additionally, during the past three years, we have disposed properties for a total sales price of $186.2 million.

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

We seek to diversify our portfolio by operator, by property type, and geographically. Our primary marketing and business development strategy is to increase awareness of our presence and build long-term relationships in the seniors housing and health care industry by supporting targeted industry trade organizations, attending industry specific conferences and events attended by seniors housing and care providers, and seeking out speaking engagements at industry related events as well as interviews in industry publications. We believe this targeted marketing and business development effort has provided deal flow opportunities and will continue to provide opportunities for new investments in 2021. Since competition from investors as well as other capital providers for large transactions consisting of fully-marketed, multi-property portfolios generally result in valuations above our targeted investment criteria, our marketing and business development efforts focus on sourcing relationships with regionally based operating companies to execute on single property transactions (for acquisition, mortgage financing or development), or smaller multi-property portfolios that are not broadly marketed by third-party intermediaries which complement our historic investment execution and are priced at yields that are accretive to our stockholders.

It is our current policy, and we intend to continue this policy, that all borrowers of funds from us and lessees of any of our properties secure adequate comprehensive property and general and professional liability insurance that covers us as well as the borrower and/or lessee. Although we actively monitor and seek to ensure compliance with our policies, we may be subject to loss for any number of reasons, such as, noncompliance on the part of our lessees/borrowers, losses that exceed covered limits or that are not covered, inability of lessees/borrowers to obtain insurance on commercially reasonable terms, bankruptcy of a carrier, or insufficient tail coverage.  We contend that as a non-possessory landlord we are not generally responsible for what takes place on real estate we do not possess, claims including general and professional liability claims may still be asserted against us which may result in costs and exposure for which insurance is not available.

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

REIT Tax Status

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code. To maintain our qualification as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our shareholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains. As a REIT, we generally are not subject to U.S. federal income tax on the taxable income we distribute to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax at the generally applicable corporate tax rate. Even if we qualify for taxation as a REIT, we may be subject to U.S. federal income tax provisions on certain specific transactions and property, as well as certain state and local taxes on our income, property or net worth and U.S. federal income and excise taxes on our undistributed income.

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

Health Care Reform and Other Legislative Developments

Federal health care reform, including the Patient Protection and Affordable Care Act, as amended (the “Affordable Care Act”), has expanded access to health insurance, reduced health care costs, and instituted various health policy reforms. Among other things, the Affordable Care Act: reduced Medicare skilled nursing facility reimbursement by a so-called “productivity adjustment” based on economy-wide productivity gains; required the development of a value-based purchasing program for Medicare skilled nursing facility services; authorized bundled payment programs, which can include post-acute services; and provided incentives to state Medicaid programs to promote community-based care as an alternative to institutional long-term care services. In addition, the Affordable Care Act impacts both us and our lessees and borrowers as employers, including requirements related to the health insurance we offer to our respective employees. Many aspects of the Affordable Care Act have been implemented through regulations and subregulatory guidance. In December 2017, President Trump signed into law a tax reform bill that repeals the Affordable Care Act’s penalty for individuals who fail to maintain health coverage meeting certain minimum standards. While there have been efforts to repeal the law and enact alternative reforms, the Biden Administration has indicated it will support and expand upon the Affordable Care Act. Additional revisions of the Affordable Care Act could be made in future, although the details and timing of any such actions are unknown at this time. There can be no assurance that the implementation of the Affordable Care Act or any subsequent modifications or related legal challenges will not adversely impact the operations, cash flows or financial condition of our lessees and borrowers, which subsequently could materially adversely impact our revenue and operations.

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

President Biden, Congress and state legislatures can be expected to continue to review and assess alternative health care delivery systems and payment methodologies, including potential changes in Medicare and Medicaid payment policy for skilled nursing facility services and other types of post-acute care. Additional changes in laws, new interpretations of existing laws, or other changes in payment methodologies may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by the government and other third-party payors. There can be no assurances that enacted or future legislation will not have an adverse impact on the financial condition of our borrowers and lessees, which subsequently could materially adversely impact our company.

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

A significant portion of the revenue of our skilled nursing center borrowers and lessees is derived from governmentally-funded reimbursement programs, such as Medicare and Medicaid. Because of significant health care costs paid by such government programs, both federal and state governments have adopted and continue to consider various health care reform proposals to control health care costs. In many instances, revenues from Medicaid programs are insufficient to cover the actual costs incurred in providing care to Medicaid patients. In addition, all states have been making changes to their long-term care delivery systems that emphasize home and community-based long-term care services, in some cases coupled with cost-controls for institutional providers. Increasingly, state Medicaid programs are providing coverage through managed care programs under contracts with private health plans, which is intended to decrease state Medicaid costs. The federal government also has adopted various policies to promote community-based alternatives to institutional services. The Trump Administration and Congress considered revising federal payments to state Medicaid programs to establish block grants or impose per capita limits on federal Medicaid payments to states. On January 30, 2020, the Trump Administration announced that states could apply to participate in a new Medicaid “Healthy Adult Opportunity” (“HAO”) Demonstration project, which would reimburse participating states under a capped aggregate or per-capita federal financial participation financing model in exchange for the states gaining greater flexibility in the scope and administration of their Medicaid programs for certain beneficiary populations (individuals qualifying for Medicaid based on need for long-term care services and supports would be exempt). As states and the federal government continue to respond to budget pressures, future reduction in Medicaid payments for skilled nursing facility services could have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us.

With regard to the Medicare program, over the years there have been efforts to contain Medicare fee-for-service spending, promote Medicare managed care, and, more recently, tie reimbursement to quality and value of care. CMS annually updates Medicare skilled nursing facility prospective payment system rates and other policies. On July 31, 2018, CMS issued a final rule updating skilled nursing facility rates and policies for fiscal year 2019. The final rule includes a 2.4% payment increase, which CMS projected will increase overall payments to skilled nursing facilities by $820 million in fiscal year 2019 compared with fiscal year 2018 levels. The final rule also replaced the existing Resource Utilization Groups, Version IV (“RUG–IV”) case mix classification system with a new model beginning in fiscal year 2020, which began October 1, 2019. The new case mix classification system, called the “Patient-Driven Payment Model,” bases Medicare payment on resident needs rather than the amount of therapy a resident receives. On July 30, 2019, CMS issued its final fiscal year 2020 Medicare skilled nursing facility update. Under the final rule, CMS projected Medicare aggregate payments to skilled nursing facilities would increase by $851 million, or 2.4%, for fiscal year 2020 compared with fiscal year 2019. The final rule also addressed implementation of the Patient-Driven Payment Model case mix classification system that became effective on October 1, 2019, changes to the group therapy definition in the skilled nursing facility setting, and various skilled nursing facility Value-Based Purchasing (“VBP”) and quality reporting program policies.

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

Since the announcement of the COVID-19 pandemic and beginning as of March 13, 2020, CMS has issued numerous temporary regulatory waivers and new rules to assist health care providers, including SNFs, in response to the COVID-19 pandemic. These include, waiving the SNFs 3-day qualifying inpatient hospital stay requirement, flexibility in calculating a new Medicare benefit period, waiving timing for completing functional assessments, waiving requirements for health care professional licensure, survey and certification, provider enrollment, and reimbursement for services performed by telehealth, among many others. CMS also announced a temporary expansion of its Accelerated and Advance Payment Program to allow SNFs and certain other Medicare providers to request accelerated or advance payments in an amount up to 100% of the Medicare Part A payments they received from October–December 2019; this expansion was suspended April 26, 2020 in light of other CARES Act funding relief. The Continuing Appropriations Acts, 2021 and Other Extensions Act, enacted on October 1, 2020, amended the repayment terms for all providers and suppliers that requested and received accelerated and advance payments during the COVID-19 public health emergency. Specifically, Congress gave providers and suppliers that received Medicare accelerated and advance payment(s) one year from when the first loan payment was made to begin making repayments. In addition, CMS has also enhanced requirements for nursing facilities to report COVID-19 infections to local, state and federal authorities. On January 7, 2021, former Department of Health and Human Services (“HHS”) Secretary Azar announced that he had renewed, effective January 21, 2021, the declared public health emergency for an additional 90-day period.

On March 26, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), sweeping legislation intended to bolster the nation’s response to the COVID-19 pandemic. In addition to offering economic relief to individuals and impacted businesses, the law expands coverage of COVID-19 testing and preventative services, addresses health care workforce needs, eases restrictions on telehealth services during the crisis, and increases Medicare regulatory flexibility, among many other provisions. Notably, the CARES Act temporarily suspended the 2% across-the-board “sequestration” reduction of all Medicare Fee-For-Service (“FFS”) payments under the Medicare program that had previously been in effect since April 1, 2013, for the period May 1, 2020 through December 31, 2020, and extended the current Medicare sequester requirement through fiscal year 2030. In addition, the law provides $100 billion in grants to eligible health care providers for health care related expenses or lost revenues that are attributable to COVID-19. On April 10, 2020, CMS announced the distribution of $30 billion in funds to Medicare providers based upon their 2019 Medicare fee for service revenues. Eligible providers were required to agree to certain terms and conditions in receiving these grants. In addition, HHS authorized $20 billion of additional funding for providers that have already received funds from the initial distribution of $30 billion. Unlike the first round of funds, which came automatically, providers were required to apply for these additional funds and submit the required supporting documentation, using the online portal provided by HHS. Providers were required to attest to and agree to specific terms and conditions for the use of such funds. HHS expressed a goal of allocating the whole $50 billion proportionally across all providers based on those providers’ proportional share of 2018 net Medicare fee-for-service revenue, so that some providers will not be eligible for additional funds. On May 22, 2020, HHS announced that it had begun distributing $4.9 billion in additional relief funds to SNFs to offset revenue losses and assist nursing homes with additional costs related to responding to the COVID-19 public health emergency and the shipments of personal protective equipment provided to nursing homes by the Federal Emergency Management Agency. On June 9, 2020, HHS announced that it expected to distribute approximately $15 billion to eligible providers that participate in state Medicaid and Children’s Health Insurance Program (“CHIP”) programs and have not received a payment from the Provider Relief Fund General Allocation. On July 22, 2020, President Trump announced that HHS would devote $5 billion in Provider Relief Funds to Medicare-certified long-term care facilities and state veterans’ homes to build nursing home skills and enhance nursing homes’ response to COVID-19, including enhanced infection control. Nursing homes must participate in the Nursing Home COVID-19 training to be qualified to receive this funding. On August 27, 2020, HHS announced that it had distributed almost $2.5 billion to nursing homes to support increased testing, staffing, and personal protective equipment needs. On September 3, 2020, HHS announced a $2 billion performance-based incentive payment distribution to nursing homes and SNFs. Finally, on October 1, 2020, the Trump Administration announced $20 billion in new funding for several types of providers, including those who previously received, rejected, or accepted a general distribution provider relief fund payment. The application deadline for these Phase 3 funds was November 6, 2020.

On December 27, 2020, President Trump signed the Consolidated Appropriations Act, 2021 (H.R. 133). The $1.4 trillion omnibus appropriations legislation funds the government through September 30, 2021 and was attached to a $900 billion COVID-19 relief package. Of the $900 billion in COVID-19 relief, $73 billion was allocated to HHS. Notably, the bill adds an additional $3 billion to the Provider Relief Fund, includes language specific to reporting requirements, and allows providers to use any reasonable method to calculate lost revenue, including the difference between such provider’s budgeted and actual revenue budget if such budget had been established and approved prior to March 27, 2020. This change reverts to HHS’ previous guidance from June 2020 on how to calculate lost revenues. In addition, the Consolidated Appropriations Act, 2021, also extends the CARES Act’s sequestration suspension to March 31, 2021. On January 15, 2021, HHS announced that it would be amending the reporting timeline for Provider Relief Funds and indicated that it was working to update the Provider Relief Fund requirements to be consistent with the passage of the Consolidated Appropriations Act, 2021.

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

Human Capital

We recognize the value of our employees and are committed to being a workplace that encourages respect, collaboration, communication, transparency, and integrity. We seek to hire employees with diverse backgrounds and perspectives. Our success starts and ends with having the best talent, and as a result, we are focused on attracting, developing and retaining our employees. We offer employees a competitive and comprehensive benefits package. We support employees attending industry conferences and obtaining professional licenses.

We are committed to the health and safety of our employees. During 2020, as a result of COVID-19 pandemic, we implemented additional safety protocols including working remotely.

As of December 31, 2020, we employed 24 people. Our employees are not members of any labor union, and we consider our relations with our employees to be excellent.

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

You may contact our Investor Relations Department at:

LTC Properties, Inc.

2829 Townsgate Road, Suite 350

Westlake Village, California 91361

Attn: Investor Relations

(805) 981-8655

Item 1A. RISK FACTORS

This section discusses risk factors that could affect our business, operations, and financial condition. If any of these risks, as well as other risks and uncertainties that we have not yet identified or that we currently believe are not material, actually occur, we could be materially adversely affected and the value of our securities could decline. In addition, these risk factors contain “forward-looking statements” as discussed above under the “Cautionary Statement on Forward-Looking Statements.” The following information should be read in conjunction with Management’s Discussion and Analysis, and the consolidated financial statements and related notes in this Annual Report on Form 10-K.

Risks Related to Our Business and Industry

We are dependent on our operators for revenue and cash flow.

Substantially all of our revenue and sources of cash flows are derived from operating lease rentals and interest earned on outstanding loans receivable. Our investments in owned properties and mortgage loans represent our primary source of liquidity to fund distributions. We do not implement operational decisions with respect to the daily management and marketing of care services offered at our properties. We therefore are dependent upon the performance of our operators and the income and rates we earn on leases and loans. A decrease in occupancy and/or increase in operating costs could have an adverse effect on our lessees and borrowers. For example, due to the COVID-19 pandemic and related public health measures, our lessees and borrowers have experienced a decrease in occupancy and an increase in operating costs. There can be no assurance that our lessees and borrowers will have sufficient assets, income, and access to financing to enable them to satisfy, in full, their respective obligations to us. Our financial condition and ability to pay dividends could be adversely affected by financial difficulties experienced by any of our lessees or borrowers, or in the event any such operator does not renew and/or extend its relationship with us at similar or better financial terms.

The duration and extent of the effects of the COVID-19 pandemic remains uncertain.

The COVID-19 pandemic and related public health measures have adversely affected our operations and those of our operators. The operations and occupancy levels at the seniors housing and health care facilities of our lessees and borrowers have been adversely affected by COVID-19 and could be further adversely affected by COVID-19 or another pandemic especially if there are infections on a large scale at our properties. The impact of COVID-19 has included, and another pandemic could include early resident move-outs, our operators delaying accepting new residents due to quarantines, potential occupants postponing moves to our operators’ facilities, and/or hospitals cancelling or significantly reducing elective surgeries thereby reducing the number of people in need of skilled nursing care. Operating costs of our lessees and borrowers also have risen due to the impact of COVID-19, including cost increases in staffing and pay, purchases of personal protective equipment (“PPE”), and implementation of additional safety protocols. In response to requests by operators adversely impacted by COVID-19, we provided rent abatements totaling $1.1 million and rent deferrals totaling $2.5 million between April and December 2020, of which $1.5 million subsequently has been paid. The $2.1 million in rent abatements and deferrals net with repayments represented approximately 2% of our April through December 2020 contractual rent. Additionally, health orders, rent moratoriums, and other initiatives by federal, state, and local authorities could affect our operators and our ability to collect rent and/or enforce remedies for the failure to pay rent. The extent to which COVID-19 or another pandemic could impact our operations and those of our operators will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, spread and severity of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures. Further, if COVID-19 results in an extended adverse trend away from seniors housing and health care facilities to at-home and alternative care services, the occupancy rates of our operators and the value of our real estate investments could be negatively impacted.

The health care industry is heavily regulated by the government.

Our borrowers and lessees who operate health care facilities are subject to extensive regulation by federal, state and local governments. These laws and regulations are subject to frequent and substantial changes resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law. These changes may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by both government and other third-party payors. These changes may be applied retroactively. The ultimate timing or effect of these changes cannot be predicted. For instance, the Patient Protection and Affordable Care Act, as amended (the “Affordable Care Act”) may be subject to revision, replacement, repeal or expansion. In addition, CMS has adopted regulations that impose new standards for long-term care facilities participating in the Medicare and Medicaid programs. See Item 1. Business—Health Care Regulation. The failure of any borrower of funds from us or lessee of any of our properties to comply with such laws, requirements and regulations could affect its ability to operate its facility or facilities and could adversely affect such lessee’s or borrower’s ability to make lease or debt payments to us.

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

The health care industry continues to face increased government and private payor pressure on health care providers to control costs. Federal legislative and regulatory policies have been adopted and may continue to be proposed that would reduce Medicare and/or Medicaid payments to nursing facilities. Moreover, state budget pressures continue to result in adoption of Medicaid provider payment reductions in some states. Increasingly, state Medicaid programs are providing coverage through managed care programs under contracts with private health plans, which is intended to decrease state Medicaid costs. The Trump Administration and Congress considered revising federal payments to state Medicaid programs to establish block grants or impose per capita limits on federal Medicaid payments to states, and the Trump Administration announced that states may apply to receive payment on such a basis for limited patient populations under a new “Healthy Adult Opportunity” (HAO) Demonstration. See Item 1. Business—Health Care Regulation. In light of continuing federal and state Medicaid program reforms, budget cuts, and regulatory initiatives, no assurance can be given that the implementation of such regulations and reforms will not have an adverse effect on the financial condition or results of operations of our lessees and/or borrowers which, in turn, could affect their ability to meet their contractual obligations to us.

Required regulatory approvals could delay operation of health care facilities.

Operators of skilled nursing and other health care facilities must be licensed under applicable state law and, depending upon the type of facility, certified or approved under the Medicare and/or Medicaid programs. A new operator in certain states also must receive change-of-ownership approvals under certificate of need laws. Delays in an operator receiving regulatory approvals from the applicable federal, state, or local government agencies, or the inability of an operator to receive such approvals, could prolong the period during which we are unable to receive lease or loan payments. We also could incur expenses in connection with any licensing, certification, or change-of-ownership proceedings.

Failure to comply with federal, state, or local regulations could prohibit operation of health care facilities.

The failure of our operators to comply with federal, state, or local regulations could result in penalties which could include loss or restriction of license, loss of accreditation, denial of reimbursement, imposition of fines, suspension or decertification from federal and state health care programs, or closure of the facility. These regulations have increased in response to COVID-19. The loss or imposition of restrictions on any required license, registration, certificate of need, provider agreement or certification would prevent a facility from operating in the manner intended by the operator. Additionally, failure by any of our operators to comply with applicable laws and regulations could result in adverse publicity and reputational harm, and therefore could harm our business.

Insurance coverage maintained by our operators could be inadequate to protect against contingencies.

Operators of health care facilities may become subject to claims that their services have resulted in injury or other adverse effects. For example, due to the enhanced danger to senior citizens, COVID-19 infections at our properties could lead to increased legal claims against our operators. As a non-possessory landlord, we contend we are not generally responsible for what takes place at properties we do not possess. Although we require our operators to secure adequate comprehensive liability insurance that covers us as well as the operator, we could be subject to losses due to noncompliance or insufficient coverage. In addition, certain risks could be uninsurable or unavailable. There can be no assurance that we or our operators will have adequate insurance or funds to cover all contingencies. If an uninsured loss occurs or a loss exceeds policy limits, we could lose both invested capital and anticipated revenue from a property.

We rely on a few major operators.

During the year ended December 31, 2020, approximately 38.8% of our revenues from leases and interest income from real estate investments were generated from three operators. The failure, inability, or unwillingness of any of these operators to meet their obligations to us could materially reduce our cash flow as well as our results of operations.

We may be unable to renew leases, or the terms of renewals or new leases could be less favorable than current leases.

Approximately 79.1% of our revenue for the year ended December 31, 2020, was derived from operating lease rentals. There can be no assurance that a lessee will operate its lease through expiration or that a lessee will exercise an option to renew its lease upon expiration. In such scenarios, there can be no assurance that we would be able to find a suitable replacement operator, re-lease the property on substantially equivalent or better terms than the prior lease, if at all. Additionally, to retain current or attract new operators, we could be asked to provide rent concessions or undertake capital expenditures to improve properties.

Operator financial or legal difficulties could delay or prevent collection of rent.

If a lessee experiences financial or legal difficulties, it could fail to pay us rent when due, assert counterclaims, or seek bankruptcy protection. In the case of a master lease, this risk is magnified, as a default could reduce or eliminate rental revenue from several properties. Over the past three years, five of our operators have had or continue to have financial or legal difficulties resulting in non-payment of rent or bankruptcy. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview—Portfolio Overview—Update on Certain Operators for further discussion. Additionally, the COVID-19 pandemic has caused, and depending its scope and duration could continue to cause, financial and legal difficulties for certain of our lessees. If an operator is unable to comply with the terms of its leases, we could be asked to defer rent or forced to modify the leases in ways that are unfavorable to us. Alternatively, the failure of an operator to perform its obligations under a lease or other agreements with us could force us to declare a default and terminate the lease. There can be no assurance that we would be able to find a suitable replacement operator, re-lease the property on substantially equivalent or better terms than the prior lease, if at all. If a lessee seeks bankruptcy protection, it could delay our efforts to collect past due amounts owed to us under the applicable lease and ultimately preclude collection of all or a portion of those amounts.

Collateral securing mortgage loans could be insufficient.

If a borrower defaults under a mortgage loan, we could be obligated to foreclose on or otherwise protect our investment by acquiring title to the property. In such a scenario, the borrower could contest enforcement of foreclosure, assert counterclaims, or seek bankruptcy protection. This could limit or delay our ability to recover unpaid principal and/or interest and exercise other rights and remedies. Declines in the value of the property could prevent us from realizing an amount equal to our investment. Additionally, it could be difficult to expeditiously find a suitable replacement operator, if at all, or otherwise successfully operate or occupy the property, which could adversely affect our ability to recover our investment.

Our real estate investments could become impaired.

We periodically, but not less than quarterly, evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, operator performance, and legal structure. If we determine that an impairment has occurred, we would be required to make an adjustment to the net carrying value of the asset which could have an adverse effect on our results of operations in the period in which the write-off occurs.

Our real estate investments are relatively illiquid and could be difficult to sell for book value.

Real estate investments are relatively illiquid and therefore tend to limit our ability to vary our portfolio promptly in response to changes in economic or other conditions. The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates, and other factors, including supply and demand, that are beyond our control. All of our real estate investments are special purpose properties that cannot be readily converted to other health care related services, general residential, retail, or office use. Transfers of operations of health care facilities are subject to regulatory approvals not required for transfers of other types of commercial operations and other types of real estate. If the operation of any of our properties becomes unprofitable or a lessee or borrower becomes unable to meet its obligations on the lease or mortgage loan, the liquidation value of the property could be substantially less than the net book value or the amount owing on any related mortgage loan than would be the case if the property were readily adaptable to other uses.

Development and construction risks could affect the profitability and completion of properties.

Our business includes development and construction of seniors housing and health care properties. Construction and development projects involve risks such as the following:

●	development of a project could be abandoned after expending significant resources resulting in the loss of deposits or failure to recover expenses already incurred;
●	development and construction costs of a project could exceed original estimates due to increased interest rates and higher materials, transportation, labor, leasing, or other costs, which could make completion less profitable;
●	financing for a project could be unavailable on favorable terms or at all;
●	project delays could result in increases in construction costs and debt service expenses as a result of a variety of factors that are beyond our control, including natural disasters, labor conditions, material shortages, and regulatory hurdles; and
●	occupancy rates and rents at a newly completed property could fail to meet expected levels and could be insufficient to make the property profitable.

We may be unable to invest cash proceeds due to competition for health care properties.

From time to time, we will have cash available from the sale of equity and debt capital, sale of properties, and funds from operations. With these cash proceeds, we may seek to invest in health care properties as part of our business and growth strategy. We compete for health care property investments with developers, public and private REITs, and other investors, some of whom may have greater financial resources than us. The competition for health care properties could affect our ability to make timely investments on acceptable terms, which could adversely affect our ability to grow or acquire properties profitably or with attractive return.

Our operators face competition providing seniors housing and health care services.

The business of providing seniors housing and health care is highly competitive. Our operators compete with other companies providing similar care services or alternatives such as home health agencies, hospices, life care at home, community-based service programs, retirement communities, and convalescent centers. Additionally, our operators are sensitive to changes in the labor market and wages and benefits offered to their employees, which can impact their ability to remain competitive. There can be no assurance that our operators will not encounter increased competition in the future which could limit their ability to attract residents or expand their businesses and therefore affect their ability to make their lease or loan payments to us.

Risks Related to Our Status as a REIT

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

On December 22, 2017, H.R. 1, commonly referred to as the Tax Cuts and Jobs Act (the “TCJA“) was signed into law making significant changes to the Code. Relevant changes include, but are not limited to the following:

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

Risks Related to Our Capital Structure

Limited access to capital could affect our growth.

As a REIT, we are required to distribute at least 90% of our taxable income. Our growth therefore is generally through the investment of new capital in real estate assets. As of December 31, 2020, we had $7.8 million of cash on hand and $510.1 million available under our unsecured revolving line of credit. We also have the ability to access the capital markets through the issuance of $200.0 million of common stock under our equity distribution agreement and an indeterminate amount through the issuance of debt and/or equity securities under an automatic shelf registration statement. We currently believe our liquidity and various sources of available capital are sufficient to fund operations and development commitments, meet debt service obligations, make dividend distributions, and finance potential investments. In the future, however, our ability to access the equity and/or debt markets could be limited. During such times, most of our available capital would be required to meet existing commitments. Limited access to the equity and/or debt markets could negatively impact our growth if we are unable to obtain additional capital, dispose of assets on favorable terms, or acquire health care properties on a competitive basis.

We could incur more debt.

We operate with a policy of incurring debt when it is advisable in the opinion of our Board of Directors. As of December 31, 2020, our indebtedness represented approximately 35.8% of our gross assets. We could incur additional debt by borrowing under our unsecured revolving line of credit, mortgaging properties we own, and/or issuing debt securities in public offerings or private transactions. The degree of indebtedness could affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, or other corporate purposes and make us more vulnerable to a downturn in business or the economy generally.

Covenants related to our indebtedness could limit our operations.

The terms of our current indebtedness as well as debt instruments that we enter into in the future are subject to customary financial and operational covenants. These include requiring us to maintain debt service coverage, leverage ratios, and minimum net worth requirements. We may be unable to maintain compliance with these covenants and, if we fail to do so, we may be unable to obtain waivers and/or amend the covenants. If some or all of our debt is accelerated and becomes immediately due and payable, we may be unable repay or refinance the debt. Our continued ability to incur debt and operate our business is subject to compliance with these covenants, which could limit operational flexibility.

An increase in market interest rates could increase our debt cost and impact our stock price.

We have entered into debt obligations, such as our unsecured revolving line of credit, with interest and related payments that vary with the movement of certain indices. In the future, we could incur additional indebtedness in connection with the entry into new credit facilities or the financing of acquisitions or development activity. If market interest rates increase, so could our interest costs. This could make the financing of any acquisition more costly. Rising interest rates could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing. Further, the dividend yield on our common stock will influence its price. An increase in market interest rates could lead prospective purchasers of our common stock to expect a higher dividend yield, which could adversely affect the market price of our common stock.

The phase-out of LIBOR could affect interest rates.

The London Interbank Offered Rate (“LIBOR”) is used as a reference rate for our unsecured revolving line of credit and is a widely used benchmark in financial markets. The United Kingdom‘s Financial Conduct Authority originally announced that it would phase-out publication of LIBOR after December 31, 2021 but recently announced an extension of LIBOR publication through June 30, 2023. The Alternative Reference Rates Committee, organized by the Federal Reserve Board and the Federal Reserve Bank of New York, has identified the Secured Overnight Financing Rate (“SOFR”) as a preferred alternative to LIBOR in U.S. dollar derivatives and other financial contracts. We are not able to predict when LIBOR will cease to be available or if SOFR or another alternative rate reference rate will attain market traction as a LIBOR replacement. If LIBOR ceases to exist, we will need to agree upon a benchmark replacement index for our unsecured revolving line of credit. The new rate could be less favorable than LIBOR. Additionally, the transition process could result in delays in funding, higher interest expense, additional expenses, and increased volatility in markets for instruments that currently rely on LIBOR, all of which could adversely affect our cash flow.

Ownership through partnerships and joint ventures could limit property performance.

We have in the past and may in the future develop and/or acquire properties in partnerships and similar joint ventures, including those in which we own a preferred interest, when we believe circumstances warrant this type of investment. Our organizational documents do not limit the amount of available funds that we can invest in partnerships or other joint venture structures. As of December 31, 2020, we had six active joint ventures with a total LTC equity investment of $86.0 million. Investments in partnerships and joint ventures, including limited liability companies, involve risks such as the following:

●	our partners could become bankrupt, in which event we and any other remaining partners would generally remain liable for the liabilities of the venture;
●	our partners could have economic or other business interests or goals which are inconsistent with our business objectives;
●	our partners or co-members could be in a position to take action contrary to our instructions, requests or objectives, including our policy with respect to maintaining our qualification as a REIT; and
●	governing agreements often contain restrictions on the transfer of an interest or “buy-sell” or other provisions which could result in a purchase or sale of the interest at a disadvantageous time or on disadvantageous terms.

We generally will seek to maintain sufficient control of a partnerships or joint venture to permit us to achieve our business objectives. However, in the event that it fails to meet expectations or becomes insolvent, we could lose our investment in the partnership or joint venture.

Risks Related to Our Stock

A failure to maintain or increase our dividend could reduce the market price of our common stock.

The decision to declare and pay dividends on our common stock, as well as the timing, amount, and composition of any future dividends, will be at the sole discretion of our Board of Directors. The ability to maintain or raise the dividend on our common stock is dependent, to a large part, on growth of funds available for distribution. This growth in turn depends upon increased revenues from additional investments and loans, rental increases, and mortgage rate increases. Any change in our dividend policy could have an adverse effect on the market price of our common stock.

Your ownership percentage in our common stock could be diluted.

From time to time, we could issue additional shares of our common stock in connection with sales under our equity distribution agreement or other capital market transactions. These issuances could cause your percentage ownership in our common stock to be diluted in the future and could have a dilutive effect on our earnings per share and reduce the value of our common stock. Additionally, our charter authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, powers, privileges, preferences, including preferences over our common stock respecting dividends and distributions, terms of redemption and relative participation, optional or other rights, if any, of the shares of each such series of preferred stock and any qualifications, limitations or restrictions thereof, as our Board of Directors determines. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock.

Provisions in our charter limit ownership of shares of our stock.

No more than 50% in value of the outstanding shares of a REIT can be beneficially owned, directly or indirectly, by five or fewer individuals at any time during the last half of each taxable year. To ensure qualification under this test, our charter provide that, subject to exceptions, no person is permitted to beneficially own more than 9.8% of outstanding shares of any class or series of our stock, including our common stock. Our Board of Directors could decide to exempt a person from the 9.8% ownership limit unless doing so would result in the termination of our status as a REIT. Shares of our stock in excess of the 9.8% ownership limitation that lack an applicable exemption may lose rights to dividends and voting, and may be subject to redemption. Additionally, acquisition of any shares of our stock that would result in our disqualification as a REIT may be limited or void. The 9.8% ownership limitation also could have the effect of delaying, deferring, or preventing a change in control of us, including a merger or acquisition or tender offer that might provide a premium price for holders of our stock.

Maryland law could increase the difficulty of acquiring us.

 Provisions of Maryland law, our charter, and our bylaws could have the effect of discouraging, delaying, or preventing transactions that involve an actual or threatened change in control. These provisions include the following:

●	The Maryland Business Combination Act provides that unless exempted, a Maryland corporation may not engage in business combinations, including mergers, dispositions of 10% or more of its assets, certain issuances of shares of stock, and other specified transactions, with an “interested stockholder” or an affiliate of an interested stockholder for five years after the most recent date on which the interested stockholder became an interested stockholder, and thereafter unless specified criteria are met. An interested stockholder is generally a person owning or controlling, directly or indirectly, 10% or more of the voting power of the outstanding stock of a Maryland corporation. Our Board of Directors has not exempted us from this statute.
●	The Maryland Control Share Acquisition Act provides that “control shares” of a corporation acquired in a control share acquisition shall have no voting rights except to the extent approved by the stockholders by a vote of two-thirds of the votes eligible to be cast on the matter under the Maryland Control Share Acquisition Act. “Control Shares” means shares of stock that, if aggregated with all other shares of stock previously acquired by the acquiror, would entitle the acquiror to exercise voting power in electing directors within certain ranges. If voting rights of control shares are not approved at a stockholder’s meeting, then subject to certain conditions and limitations, the issuer may redeem any or all of the control shares for fair value. Our bylaws contain a provision by which we have opted-out of the Maryland Control Share Acquisition Act. However, we could, by resolutions adopted by our Board of Directors and without stockholder approval, elect to become subject to the Maryland Control Share Acquisition Act.

These and other provisions of Maryland law could increase the difficulty of acquiring us, even if the acquisition would be in the best interests of our stockholders.

General Risk Factors

We are dependent on key personnel.

Our three executive officers and other senior officers have a significant role in our success. Our ability to retain our management group or to attract suitable replacements should any member of the management group leave is dependent on the competitive nature of the employment market. The loss of services from key members of the management group or a limitation in their availability could adversely affect our business and could be negatively perceived in the capital markets.

Our investments are concentrated in a single sector.

Our investments are concentrated in health care properties. A downturn in the health care property sector could have a greater adverse effect on our business and financial condition than if we had investments in multiple industries and sectors. A downturn in the health care property sector also could adversely impact the ability of our operators to meet their obligations to us and maintain residents and occupancy rates. Additionally, a downturn in the health care property sector could adversely affect the value of our properties and our ability to sell properties at prices or on terms acceptable to us.

Disruptions in the capital markets could affect the price of our common stock and our ability to obtain financing.

The United States capital markets have experienced significant price volatility, dislocations, and liquidity disruptions, due to the COVID-19 pandemic. This has caused market prices of many securities, including our common stock, to fluctuate substantially. Uncertainty in the stock and credit markets could negatively impact our ability to access financing at reasonable terms, which could negatively impact our ability to acquire properties and otherwise pursue our investment strategy. A prolonged downturn in the stock or credit markets could cause other unknown negative impacts on us and the economy.

Catastrophic weather and natural disasters could affect our properties.

Some of our properties are located in areas susceptible to catastrophic weather and natural disasters, including fires, snow or ice storms, windstorms or hurricanes, earthquakes, flooding, or other severe conditions. Adverse weather and natural events could cause damage to our properties. If our operators suffer losses from catastrophic weather or natural disasters, we could lose our invested capital and anticipated future revenue from the property.

We could incur costs associated with hazardous substances and contamination.

Under various federal, state, and local environmental laws, owners or operators of real estate could be required to investigate and remediate the effects of contamination of currently or formerly owned real estate by hazardous substances, often regardless of knowledge of or responsibility for the contamination. Although our operators are primarily responsible for the condition of the property they occupy, we also could be held liable to a governmental authority or to third parties for property damage, personal injuries, and for investigation and clean-up costs incurred in connection with the contamination or we could be required to incur additional costs to change how the property is constructed or operated due to presence of such substances. The presence of hazardous substances or a failure to properly remediate any resulting contamination could adversely affect our ability to lease, mortgage, or sell an affected property.

Information technology failures or data breaches could harm our business.

We and our operators rely on information technology systems to process, transmit, and store financial transactions and records, operator and lease data, and other confidential information. Information technology systems are vulnerable to failure or breaches due to improper functioning and unauthorized access from physical or electronic break-ins, computer viruses, attacks by hackers, and similar disruptions. This risk has increased since the outbreak of the COVID-19 pandemic as we and our operators have increased reliance on information technology. The inability to maintain proper function, security, and availability of our and our operators’ information systems and the data maintained in those systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties, harm our business relationships, or increase our security and insurance costs.

Privacy or security failures or breaches could expose us to liability.

We and our operators are subject to various federal and state laws governing privacy and security of personally identifiable information. Despite safeguards by us and our operators, a privacy or security failure or breach could occur as a result of unintentional or deliberate acts to obtain unauthorized access to information, or to destroy, manipulate, or sabotage data. Information technology failures or data breaches also could result in the loss or release of personally identifiable information. A privacy or security failure or breach could cause a loss of business, regulatory enforcement, substantial legal liability, and reputational harm. Where the failure or breach affects an operator, this could jeopardize the operator’s ability to fulfill its obligations to us. Further, the adoption of new privacy and security laws at the federal and state level could require us and our operators to incur significant compliance costs.

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

Owned Properties. The following table sets forth certain information regarding our owned properties as of December 31, 2020 (dollars amounts in thousands):

							Remaining
	No. of	No. of	No. of		No. of		Lease	Gross
Location	SNFs	ALFs	Others		Beds/Units	Encumbrances	Term (1)	Investments
Alabama	1	—	—		174	$—	64	$9,734
Arizona	3	—	—		613	—	44	28,496
California	2	5	—		755	—	93	105,163
Colorado	—	13	—		705	—	81	104,090
Florida	4	7	—		762	—	56	71,952
Georgia	—	1	—		70	—	48	14,382
Illinois	—	5	—		418	—	128	87,670
Kansas	—	8	—		431	—	94	57,535
Kentucky	2	1	—		346	—	124	62,809
Michigan	—	2	—	(2)	156	—	103	22,121
Mississippi	—	1	—		62	—	48	9,430
Missouri	2	1	—		253	—	114	52,879
Nebraska	—	4	—		159	—	129	10,173
Nevada	—	—	1		118	—	50	10,416
New Jersey	—	4	—		205	—	86	62,229
New Mexico	7	—	—		843	—	61	50,913
N. Carolina	—	5	—		210	—	12	13,483
Ohio	2	7	—		580	—	122	86,642
Oklahoma	—	6	—		219	—	12	12,594
Oregon	1	2	—		266	—	93	38,023
Pennsylvania	—	2	—		129	—	129	9,714
S. Carolina	2	5	—		515	—	54	48,459
Tennessee	2	—	—		141	—	36	5,275
Texas	17	17	—		2,929	—	92	273,287
Virginia	4	1	—		574	—	74	47,104
Washington	1	—	—		123	—	7	8,025
Wisconsin	1	10	—		954	—	117	149,403
TOTAL	51	107	1		12,710	$—	91	$1,452,001
(1)	Weighted average remaining months in lease term as of December 31, 2020.

(2)	Includes three parcels of land held-for-use.

The following chart represents the 10 states with the highest percentage of gross investment for our owned properties as of December 31, 2020:

The following table sets forth certain information regarding our lease expirations for our owned properties as of December 31, 2020 (dollars amounts in thousands):

						Annualized	% of Annualized
	No. of	No. of	No. of	No. of	No. of	Rental	Rental Income
Year	SNFs	ALFs	Others	Beds/Units	Operators	Income (1)	Expiring
2021	1	35	—	1,594	2	$15,045	11.6%
2022	1	2	—	241	2	2,005	1.5%
2023	5	—	—	456	3	3,318	2.5%
2024	3	13	—	1,238	2	6,994	5.4%
2025	6	1	1	981	2	9,068	7.0%
2026	15	—	—	1,889	3	17,814	13.7%
2027	—	9	—	611	3	11,249	8.6%
2028	—	3	—	177	2	2,869	2.2%
2029	3	9	—	1,118	7	12,425	9.5%
2030	12	1	—	1,612	3	16,605	12.8%
Thereafter	5	34	—	2,793	4	32,820	25.2%
TOTAL	51	107	1	12,710		$130,212	100.0%
(1)	Includes annualized GAAP rent for leased properties, except for one master lease which is based on agreed upon cash rents.

Mortgage Loans. The following table sets forth certain information regarding our mortgage loans as of December 31, 2020 (dollars amounts in thousands):

						Average	Original		Current
	No. of	No. of	No. of	No. of	Interest	Months to	Face Amount	Gross	Annual Debt
Location	SNFs	ALFs	OTHs	Beds/ Units	Rate	Maturity	of Mortgage Loans	Investments	Service (1)
Michigan (2)	22	—	—	2,804	9.3%-10.1%	280	$263,848	$259,843	$25,757
TOTAL	22	—	—	2,804		280	$263,848	$259,843	$25,757
(1)	Includes principal and interest payments.

(2)	Consists of four mortgage loans with one borrower that contain cross collateral and cross default provisions.

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

Holders

As of February 11, 2021, we had approximately 368 holders of our common stock, as determined by counting our record holders and the number of participants reflected in a security position listing provided to us by the Depository Trust Company. Because such “DTC participants” are brokers and other institutions holding shares of our common stock on behalf of their customers, we do not know the actual number of unique stockholders represented by these record holders.

Dividend

We declared and paid total cash distributions on common stock as set forth below:

	Declared		Paid
	2020	2019	2020	2019
First quarter	$0.57	$0.57	$0.57	$0.57
Second quarter	$0.57	$0.57	$0.57	$0.57
Third quarter	$0.57	$0.57	$0.57	$0.57
Fourth quarter	$0.57	$0.57	$0.57	$0.57
	$2.28	$2.28	$2.28	$2.28

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

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The National Association of Real Estate Investment Trusts (“NAREIT”), an organization representing U.S. REITs and publicly traded real estate companies, classifies a company with 50% or more of assets directly or indirectly in the equity ownership of real estate as an equity REIT. Our equity ownership of real estate assets was more than 75% during 2020.

This graph compares the cumulative total stockholder return on our common stock from December 31, 2015 to December 31, 2020 with the cumulative stockholder total return of (1) the Standard & Poor’s 500 Stock Index and (2) the NAREIT Equity REIT Index. The comparison assumes $100 was invested on December 31, 2015 in our common stock and in each of the foregoing indices and assumes the reinvestment of dividends.

Total Return Performance
LTC Properties, Inc.
Nareit Equity Index
S&P 500 Index
Index Value
250
200
150
100
50
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20

	Period Ending
Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
LTC Properties, Inc.	$100.00	$114.47	$111.32	$112.58	$126.98	$117.43
NAREIT Equity	$100.00	$108.52	$114.19	$108.91	$137.23	$126.25
S&P 500	$100.00	$111.96	$136.40	$130.42	$171.49	$203.04

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

	2020		2019		2018		2017		2016

	(In thousands, except per share amounts)
Operating information:
Total revenues	$159,337		$185,304		$168,645		$168,065		$161,583
Net income	$95,677	(1)	$80,872	(2)	$155,076	(3)	$87,340		$85,115
Income allocated to non-controlling interests	$384		$346		$95		$—		$—
Income allocated to participating securities	$422		$391		$625		$362		$385
Net income available to common stockholders	$94,871	(1)	$80,135	(2)	$154,356	(3)	$86,978		$84,730
Per share information:
Earnings per common share:
Basic	$2.42	(1)	$2.03	(2)	$3.91	(3)	$2.21		$2.21
Diluted	$2.42	(1)	$2.02	(2)	$3.89	(3)	$2.20		$2.21

Common stock distributions declared	$2.28		$2.28		$2.28		$2.28		$2.19
Common stock distributions paid	$2.28		$2.28		$2.28		$2.28		$2.19
Balance sheet information:
Real estate investments, net	$1,359,609		$1,390,915		$1,349,520		$1,309,996		$1,255,503
Total assets	$1,459,486		$1,514,209		$1,513,620		$1,465,570		$1,394,896
Total debt (4)	$649,382		$693,388	(5)	$645,029		$667,502	(5)	$609,391
(1)	Increased primarily due to $44,117 net gain on sale of sale 21 properties previously operated by Preferred Care.
(2)	Decreased due to a lower gain on sale, an impairment loss from investment in unconsolidated joint ventures during 2019, and a one-time non-recurring other income related to the write-off of a contingent lease incentive and related earn-out liability in 2018, partially offset by higher rental income and gain on property insurance proceeds. See Item 7. Management’s Discussion and Analysis. Operating Results for further detail.

(3)	Increased primarily due to gain on sale of six ALF and four SNF properties during 2018.

(4)	Includes bank borrowings and senior unsecured notes (net of debt issue costs).

(5)	Increase primarily due to the sale of senior unsecured notes and increased borrowings.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Business and Investment Strategy

We are a real estate investment trust (“REIT”) that invests in seniors housing and health care properties through sale-leasebacks, mortgage financing, joint ventures, construction financing and structured finance solutions. We seek to create, sustain and enhance stockholder equity value and provide current income for distribution to stockholders through real estate investments in seniors housing and health care properties managed by experienced operators. Our primary seniors housing and health care property classifications include skilled nursing facilities (“SNF”), assisted living facilities (“ALF”), independent living facilities (“ILF”), memory care communities (“MC”) and combinations thereof. We conduct and manage our business as one operating segment for internal reporting and internal decision-making purposes. For purposes of this Annual Report on Form 10-K and other presentations, we generally include ALF, ILF, and MC in the ALF property classification. We have been operating since August 1992.

The following graph summarizes our gross investments as of December 31, 2020:

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

COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of coronavirus (“COVID-19”) as a pandemic, and on March 13, 2020, the United States declared a national emergency with regard to COVID-19. The COVID-19 pandemic has had repercussions across regional and global economies and financial markets. The outbreak of COVID-19 in many countries, including the United States, has significantly and adversely impacted public health and economic activity, and has contributed to significant volatility, dislocations and liquidity disruptions in financial markets.

The operations and occupancy levels at our properties have been adversely affected by COVID-19 and could be further adversely affected by COVID-19 or another pandemic especially if there are infections on a large scale at our properties. The impact of COVID-19 has included, and another pandemic could include, early resident move-outs, our operators delaying accepting new residents due to quarantines, potential occupants postponing moves to our operators’ facilities, and/or hospitals cancelling or significantly reducing elective surgeries thereby creating fewer people in need of skilled nursing care. Additionally, as our operators have responded to the pandemic, operating costs have begun to rise. A decrease in occupancy, ability to collect rents from residents and/or increase in operating costs could have a material adverse effect on the ability of our operators to meet their financial and other contractual obligations to us, including the payment of rent. In recognition of the pandemic impact affecting our operators, we have agreed to rent abatements totaling $1.1 million and rent deferrals for certain operators totaling $2.5 million between April and December 2020, of which $1.5 million subsequently has been paid. The $2.1 million in rent abatements and deferrals, net with repayments, represented approximately 2% of our April through December 2020 contractual rent. The remaining balance of deferred rent is due to LTC over the next 24 months or upon receipt of government funds from the U.S. Coronavirus Aid, Relief, and Economic Security (the “CARES Act”).

Subsequent to December 31, 2020, we proactively provided additional financial support to the majority of our operators by reducing by 50% 2021 rent escalations. This support is provided in the form of a credit to the majority of our operating partners. The one time rent escalation reduction is expected to have an approximate $0.5 million impact on our 2021 GAAP revenue.

Portfolio Overview

The following tables summarize our real estate investment portfolio as of December 31, 2020 (dollar amounts in thousands):

			Twelve Months Ended
		Percentage	December 31, 2020		Percentage	Number	Number of
	Gross	of	Rental	Interest	of	of	SNF	ALF
Owned Properties	Investments	Investments	Income (1)	Income	Revenues	Properties (2)	Beds (3)	Units (3)
Assisted Living	$880,172	51.4%	$70,889	$—	42.9%	107	—	6,103
Skilled Nursing	560,469	32.7%	62,098	—	37.5%	51	6,277	212
Other (4)	11,360	0.7%	970	—	0.6%	1	118	—
Total Owned Properties	1,452,001	84.8%	133,957	—	81.0%	159	6,395	6,315

Mortgage Loans
Skilled Nursing	259,843	15.2%	—	31,396	19.0%	22	2,804	—
Total Mortgage Loans	259,843	15.2%	—	31,396	19.0%	22	2,804	—
Total Portfolio	$1,711,844	100.0%	$133,957	$31,396	100.0%	181	9,199	6,315

			Twelve Months Ended
		Percentage	December 31, 2020		Percentage	Number	Number of
	Gross	of	Rental	Interest	of	of	SNF	ALF
Summary of Properties by Type	Investments	Investments	Income (1)	Income	Revenues	Properties (2)	Beds (3)	Units (3)
Assisted Living	$880,172	51.4%	$70,889	$—	42.9%	107	—	6,103
Skilled Nursing	820,312	47.9%	62,098	31,396	56.5%	73	9,081	212
Other (4)	11,360	0.7%	970	—	0.6%	1	118	—
Total Portfolio	$1,711,844	100.0%	$133,957	$31,396	100.0%	181	9,199	6,315
(1)	Excludes variable rental income from lessee reimbursement and sold properties.

(2)	We have investments in 27 states leased or mortgaged to 29 different operators.

(3)	See Item 2. Properties for discussion of bed/unit count.

(4)	Includes three parcels of land held-for-use and one behavioral health care hospital.

As of December 31, 2020, we had $1.4 billion in carrying value of net real estate investments, consisting of $1.1 billion or 81.1% invested in owned and leased properties and $0.3 billion or 18.9% invested in mortgage loans secured by first mortgages.

For the year ended December 31, 2020, rental income and interest income from mortgage loans represented 79.1% and 19.7%, respectively, of total gross revenues. In most instances, our lease structure contains annual rental escalations. Our leases that contain fixed annual rental escalations and/or have annual rental escalations that are contingent upon changes in the Consumer Price Index, are generally recognized on a straight-line basis over the minimum lease period. Certain leases have annual rental escalations that are contingent upon changes in the gross operating revenues of the property. This revenue is not recognized until the appropriate contingencies have been resolved. During the years ended December 31, 2020, we recognized $0.1 million of contingent rental income. For the year ended December 31, 2020, we recognized $1.8 million in straight-line rental income and $0.6 million in amortization of lease incentives. For the remaining leases in place at December 31, 2020, assuming no modification or replacement of existing leases and no new leased investments are added to our portfolio, except for the subsequent lease extensions and the leases reported below under Update on Certain Operators, we currently expect that the non-cash straight-line rent portion of rental income will decrease from $1.8 million in 2020 to $0.2 million for projected annual 2021. Our cash rental income is projected to increase from $148.0 million in 2020 to $153.1 million for projected annual 2021. At December 31, 2020, the straight-line rent receivable balance on the consolidated balance sheet was $24.5 million.

Many of our existing leases contain renewal options that, if exercised, could result in the amount of rent payable upon renewal being greater or less than that currently being paid. During the year ended December 31, 2020, there were no lease renewals. During the year ended December 31, 2020, we consolidated four separate lease agreements into a single consolidated master lease with Brookdale Senior Living Communities, Inc (“Brookdale”) and extended the lease maturity date by one year to December 31, 2021. Also, during year ended December 31, 2020, we consolidated our two master leases with an operator into one combined master lease. See Update on Certain Operators below for more information related to our consolidated master leases with this operator and Brookdale. Some of our lease agreements provide purchase options allowing the lessees to purchase the properties they currently lease from us. See Item 8. FINANCIAL STATEMENTS— Note 5. Real Estate Investments. Owned Properties for a table that includes information about purchase options included in our lease agreements.

Update on Certain Operators

An affiliate of Senior Lifestyle Corporation (“Senior Lifestyle”) operates 23 properties under a master lease with a combination of independent living, assisted living and memory care units. Senior Lifestyle was provided deferred rent in the amount of $0.4 million in April 2020 which has since been fully repaid, however, they failed to pay full rent during the second quarter of 2020. In accordance with ASC 842, we evaluated the collectibility of receiving substantially all of our lease payments from the Senior Lifestyle master lease through maturity and determined that we did not have the level of certainty required by the standard. Accordingly, we wrote-off a total $17.7 million of straight-line rent receivable and lease incentives related to this master lease during the second quarter of 2020 and accounted for the Senior Lifestyle master lease on a cash basis effective July 2020. During April through December 2020, we received $9.2 million of Senior Lifestyle’s $13.8 million contractual rent due and applied their letter of credit and deposits totaling $3.7 million to the remaining $0.8 million balance of fourth quarter rent, $0.2 million to unaccrued past due third quarter rent, $2.5 million to accrued second quarter rent receivable and $0.1 million to notes receivable. At December 31, 2020, Senior Lifestyle owed us $1.0 million in past due unaccrued rent. Also, during the fourth quarter of 2020, we recorded an impairment charge of $3.0 million related to a memory care community that was operated by Senior Lifestyle. Subsequent to December 31, 2020, we transitioned 11 assisted living communities previously leased to Senior Lifestyle to two operators. These communities are located in Illinois, Ohio and Wisconsin. Total cash rent expected under these master lease agreements is $5.3 million for the first lease year, $7.1 million for the second lease year and $7.3 million for the third lease year, escalating 2% annually thereafter. We are currently evaluating our options for the remaining 12 assisted communities operated by Senior Lifestyle, which may include re-leasing or selling some or all of the properties.

During the third quarter of 2020, an operator paid $0.5 million of its contractual rent of $1.3 million. In accordance with ASC 842, we evaluated the collectibility of receiving substantially all of our lease payments form the operator master lease through maturity and determined that we did not have the level of certainty required by the standard. Accordingly, we wrote-off $1.2 million of straight-line rent receivable related to this master lease during the third quarter of 2020. Effective September 1, 2020, we consolidated our two master leases with the operator into one combined master lease. Under the new combined master lease, we agreed to abate $0.6 million of third quarter rent along with $0.1 million that had been deferred in second quarter of 2020. Additionally, the new combined master lease allows the operator to defer rent as needed through March 31, 2021. During the fourth quarter of 2020, we granted a $1.1 million deferral of rent of the operator’s $1.3 million contractual rent. The remaining deferred balance due from the operator is $0.4 million as of December 31, 2020. We also recorded an impairment charge of $0.9 million related to an assisted living community that was operated by the operator. The community was closed in October 2020. We are currently evaluating our options to sell this property.

On August 10, 2020, in its Quarterly Report on Form 10-Q, Genesis Healthcare, Inc. (“Genesis”) reported doubt regarding its ability to continue as a going concern. Accordingly, we evaluated the collectibility of receiving substantially all of our lease payments from the Genesis master lease through maturity in accordance with ASC 842, and determined that we did not have the level of certainty required by the standard. As a result, we wrote-off $4.3 million of straight-line rent receivable related to this master lease during the third quarter of 2020 and transitioned rental revenue recognition to cash basis in third quarter of 2020. Genesis is current on rent payments through February 2021.

Anthem Memory Care (“Anthem”) operates 11 memory care communities under a master lease and was placed in default in 2017 resulting from Anthem’s partial payment of its minimum rent. However, we did not enforce our rights and remedies pertaining to the event of default, under the stipulation that Anthem achieves sufficient performance and pays agreed upon rent. In accordance with ASC 842 lease accounting guidance, at January 1, 2019, we evaluated the collectibility of straight-line rent receivable and lease incentive balances related to Anthem and determined that it was not probable that we would collect substantially all of the contractual lease obligations through maturity. Accordingly, we wrote-off the balances to equity as of January 1, 2019, as required by the ASC 842 transition guidance. Anthem paid us annual cash rent of $9.9 million in 2020. We receive regular financial performance updates from Anthem and continue to monitor their performance obligations under the master lease agreement. Anthem has paid their agreed upon rent through February 2021.

Preferred Care, Inc. (“Preferred Care”) and affiliated entities filed for Chapter 11 bankruptcy in 2017 as a result of a multi-million-dollar judgment in a lawsuit in Kentucky against Preferred Care and certain affiliated entities. Preferred Care leased 24 properties under two master leases from us and the Preferred Care operating entities that subleased those properties did not file for bankruptcy. In accordance with ASC 842 lease accounting guidance, at January 1, 2019, we evaluated the collectibility of straight-line rent receivable and lease incentive balances related to Preferred Care and determined it was not probable that we would collect substantially all of the contractual lease obligations through maturity. Accordingly, we wrote-off the balances to equity as of January 1, 2019, as required by the ASC 842 transition guidance. Preferred Care did not affirm our master leases and subsequently filed for Chapter 7 bankruptcy in 2019.

During the fourth quarter of 2019, we entered into multiple contracts to sell the 24 properties leased by Preferred Care and completed the sales by the end of the first quarter of 2020. The combined net proceeds from the sales, including the 2019 transactions, was approximately $77.9 million resulting in a total gain of approximately $44.0 million. The 24 properties leased by Preferred Care had a combined net book value of $35.6 million. The 21 properties sold in the first quarter of 2020, which included 2,411 beds in Arizona, Colorado, Iowa, Kansas and Texas, were sold through multiple transactions and generated net proceeds of $72.1 million. These 21 properties had a combined net book value of $29.1 million and resulted in total gain on sale of $44.1 million.

Senior Care Centers, LLC and affiliates and subsidiaries (“Senior Care”) filed for Chapter 11 bankruptcy as a result of lease terminations from certain landlords and on-going operational challenges in December 2018. Senior Care did not pay us December 2018 rent and accordingly, in December 2018, we placed Senior Care on a cash basis. In accordance with ASC 842 lease accounting guidance, at January 1, 2019, we evaluated the collectibility of the straight-line rent receivable and lease incentive balance related to Senior Care and determined it was not probable that we would collect substantially all of the contractual lease obligations through maturity. Accordingly, we wrote-off the balances to equity as of January 1, 2019, as required by the ASC 842 transition guidance. During 2019, we received the December 2018 unpaid rent, late fees and legal cost reimbursement totaling $1.6 million from Senior Care. In March 2020, Senior Care emerged from bankruptcy and affirmed our master lease. We continue to evaluate the collectibility of our Senior Care master lease on a quarterly basis. Senior Care is current on rent payments through February 2021.

During the year ended December 31, 2020, we consolidated four separate lease agreements into a single consolidated master lease with Brookdale and extended the lease maturity date by one year to December 31, 2021. The new master lease provides three renewal options consisting of a four-year renewal option, a five-year renewal option and a 10-year renewal option. The notice period for the first renewal option is January 1, 2021 to April 30, 2021. The economic rent terms remain the same as the consolidated rent terms under the previous four separate lease agreements. In addition, we have extended a $4.0 million capital commitment to Brookdale, which is available through December 31, 2021 at a 7% yield. As of December 31, 2020, we funded $1.7 million under this commitment with a remaining commitment of $2.3 million. Brookdale is current on rent payments through February 2021.

2020 Transactions Overview

The following tables summarizes our transactions in 2020 (dollar amounts in thousand):

Investment in Owned Properties

	Number	Type	Number	Initial		Total	Total
	of	of	of	Cash	Purchase	Transaction	Acquisition
State	Properties	Properties	Beds/Units	Yield	Price	Costs	Costs
Texas	1	SNF	140	8.5%	$13,500	$81	$13,581

Sold Properties

	Type		Number	Number
	of		of	of	Sales	Carrying	Net
State	Properties		Properties	Beds/Units	Price	Value	Gain
N/A	N/A		—	—	$—	$—	$129	(1)
Arizona	SNF		1	194	12,550	2,229	10,293
Colorado	SNF		3	275	15,000	4,271	10,364
Iowa	SNF	(2)	7	544	14,500	4,886	9,051
Kansas	SNF		3	250	9,750	7,438	1,993
Texas	SNF		7	1,148	23,000	10,260	12,287
			21	2,411	$74,800	$29,084	$44,117	(3)
(1)	Gain recognized from the $90 repayment of a holdback related to a property sold during the fourth quarter of 2019 and the reassessment adjustment of $39 from the holdback under the expected value model per ASC Topic 606, Contracts with Customers (“ASC 606”).

(2)	This transaction includes a holdback of $838 which is held in an interest-bearing account with an escrow holder on behalf of the buyer for potential specific losses. Using the expected value model per ASC 606, we estimated and recorded the holdback value of $471. During the year ended December 31, 2020, we recognized an additional net gain on sale of $137. At December 31, 2020, the estimated holdback value was $609.

(3)	Properties sold within the Preferred Care portfolio.

Development Projects

	Developments	Improvements
Assisted Living Communities	$4,491	$6,842
Skilled Nursing Centers	12,208	71
Total	$16,699	$6,913

Completed Developments

Number	Type	Number
of	of	of		Total
Properties	Property	Beds/Units	State	Investment
1	ALF/MC	78	Oregon	$18,447
1	SNF	90	Missouri	16,587
2		168		$35,034

Investment in Mortgage Loans

Originations and funding under mortgage loans receivable	$4,253
Scheduled principal payments received	(1,065)
Mortgage loan premium amortization	(4)
Provision for loan loss reserve	(32)
Net increase in mortgage loans receivable	$3,152

Investments in Unconsolidated Joint Ventures

	Type	Type		Total	Contractual		Number						Cash
	of	of		Preferred	Cash		of	Investment	Carrying		Capital	Income	Interest
State	Properties	Investment		Return	Portion		Beds/ Units	Commitment	Value		Contribution	Recognized	Received
Arizona	ALF/MC/ILF	Preferred Equity		N/A %	N/A %	(1)	—	$—	$—	(1)	$58	$231	$231
Washington (2)	UDP	Preferred Equity	(2)	12%	7%		—	—	6,340		6,340	169	169
Washington (3)	UDP	Preferred Equity	(3)	12%	8%		—	13,000	5,000		5,000	32	32
							—	$13,000	$11,340		$11,398	$432	$432
(1)	We had a preferred equity investment in an unconsolidated joint venture that owned four communities providing independent living, assisted living and memory care services. During 2020, the four properties comprising the joint venture were sold. Accordingly, we received liquidation proceeds of $17,848. As a result of the recoverability analysis, we impaired the investment by $5,500 in 2019 and recorded an additional $758 loss in 2020.

(2)	Invested $6,340 of preferred equity in an entity that will develop a 95-unit ALF/MC in Washington. Our investment represents 15.5% of the estimated total investment. The preferred equity investment earns an initial cash rate of 7% increasing to 9% in year four until the internal rate of return (“IRR”) is 8%. After achieving an 8% IRR, the cash rate drops to 8% with an IRR ranging between 12% to 14%.

(3)	Entered into $13,000 preferred equity commitment in an entity that will develop and own a 267-unit ILF/ALF in Washington. The preferred equity investment earns an initial cash rate of 8% with an IRR of 12%. Our investment represents 11.6% of the estimated total investment.

Investment in Notes Receivable

Advances under notes receivable	$2,078	(1)
Principal payments received under notes receivable	(5,275)	(2)
Reclassed to real estate under development	(300)	(3)
Notes receivable reserve	35
Net decrease in notes receivable	$(3,462)
(1)	Funding under working capital notes with interest ranging between 5.0% to 7.5% and maturities between 2025 and 2030.

(2)	Subsequent to December 31, 2020, we received $900 for the payoff of a note receivable.

(3)	Represents an interim working capital loan related to a development project which matured upon completion of the development project and commencement of the lease.

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

The following table reflects our recent historical trends of concentration risk (gross investment, in thousands):

	12/31/20	9/30/20	6/30/20	3/31/20	12/31/19
Asset mix:
Real property	$1,452,001	$1,448,764	$1,445,691	$1,438,177	$1,484,571
Loans receivable	259,843	260,267	258,649	256,959	256,659
Real estate investment mix:
Skilled nursing centers	$820,312	$817,364	$812,637	$807,457	$857,187
Assisted living communities	880,172	880,307	880,343	876,319	872,683
Other (1)	11,360	11,360	11,360	11,360	11,360
Operator mix:
Prestige Healthcare (1)	$272,976	$273,399	$271,781	$270,091	$269,792
Senior Lifestyle Corporation (2)	188,586	191,622	191,622	191,622	191,283
Senior Care Centers	138,109	138,109	138,109	138,109	138,109
Anthem Memory Care	136,483	136,483	136,483	136,483	136,484
Carespring Health Care Management	102,520	102,520	102,520	102,520	102,520
Remaining operators	873,170	866,898	863,825	856,311	903,042
Geographic mix:
Michigan	$281,963	$282,103	$279,821	$277,063	$276,742
Texas	273,287	273,075	273,075	273,075	284,697
Wisconsin	149,403	149,403	149,403	149,405	149,290
California	105,163	104,924	104,687	103,970	103,240
Colorado	104,090	106,879	106,879	106,879	114,923
Remaining states	797,938	792,647	790,475	784,744	812,338
(1)	As of December 31, 2020, we have three parcels of land. These parcels are located adjacent to properties securing the Prestige Healthcare mortgage loan and are managed by Prestige.

(2)	Subsequent to December 31, 2020, we transitioned 11 ALFs from Senior Lifestyle to two operators.

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

Balance Sheet Metrics

	Year Ended		Quarter Ended
	12/31/20		12/31/20			9/30/20			6/30/20			3/31/20			12/31/19
Debt to gross asset value	35.8%		35.8%		(1)	36.5%		(1)	37.4%			37.3%			37.2%
Debt to market capitalization ratio	29.8%		29.8%		(2)	32.7%		(4)	31.8%		(5)	36.3%		(4)	28.0%
Interest coverage ratio (6)	4.9	x	5.3	x	(3)	4.8	x		4.9	x		4.7	x		4.9	x
Fixed charge coverage ratio (6)	4.9	x	5.3	x	(3)	4.8	x		4.9	x		4.7	x		4.9	x
(1)	Decreased due to decrease in outstanding debt partially offset by decrease in gross value.

(2)	Decreased due to decrease in outstanding debt and increase in market capitalization.

(3)	Increased due to decrease in interest expense and increase in rental income.

(4)	Increased due to decrease in market capitalization, partially offset by decrease in outstanding debt.

(5)	Decreased due to increase in market capitalization.

(6)	In calculating our interest coverage and fixed charge coverage ratios above, we use EBITDAre, which is a financial measure not derived in accordance with U.S. generally accepted accounting principles (“GAAP”) (non-GAAP financial measure). EBITDAre and Adjusted EBITDAre are not alternatives to net income, operating income or cash flows from operating activities as calculated and presented in accordance with GAAP. You should not rely on EBITDAre and Adjusted EBITDAre as a substitute for any such GAAP financial measures or consider it in isolation, for the purpose of analyzing our financial performance, financial position or cash flows. Net income is the most directly comparable GAAP measure to EBITDAre and Adjusted EBITDAre.

	Year to Date		Quarter Ended
	12/31/20		12/31/20		9/30/20		6/30/20		3/31/20		12/31/19
Net income	$95,677		$17,665		$12,338		$1,952		$63,722		$12,631
Less/Add: (Gain)/ loss on sale	(44,117)		(44)		(30)		(189)		(43,854)		4,630
Add: Loss on unconsolidated joint ventures	758		138		—		620		—		—
Add: Impairment loss	3,977		3,036		941		—		—		5,500
Add: Interest expense	29,705		7,088		7,361		7,546		7,710		7,578
Add: Depreciation and amortization	39,071		9,839		9,766		9,797		9,669		9,817
EBITDAre	$125,071		$37,722		$30,376		$19,726		$37,247		$40,156
Add (less): Non-recurring one-time items	22,841		—		5,099		17,742		—		(2,111)
Adjusted EBITDAre	$147,912		$37,722		$35,475		$37,468		$37,247		$38,045

Interest expense	$29,705		$7,088		$7,361		$7,546		$7,710		$7,578
Add: Capitalized interest	354		—		77		86		191		167
Interest incurred	$30,059		$7,088		$7,438		$7,632		$7,901		$7,745

Interest coverage ratio	4.9	x	5.3	x	4.8	x	4.9	x	4.7	x	4.9	x

Interest incurred	$30,059		$7,088		$7,438		$7,632		$7,901		$7,745
Total fixed charges	$30,059		$7,088		$7,438		$7,632		$7,901		$7,745

Fixed charge coverage ratio	4.9	x	5.3	x	4.8	x	4.9	x	4.7	x	4.9	x

We evaluate our key performance indicators in conjunction with current expectations to determine if historical trends are indicative of future results. Our expected results may not be achieved and actual results may differ materially from our expectations. This may be a result of various factors, including, but not limited to:

●	The status of the economy;
●	The status of capital markets, including prevailing interest rates;
●	Compliance with and changes to regulations and payment policies within the health care industry;
●	Changes in financing terms;
●	Competition within the health care and seniors housing industries;
●	Changes in federal, state and local legislation;
●	The duration, spread and severity of the COVID-19 outbreak.

Management regularly monitors the economic and other factors listed above. We develop strategic and tactical plans designed to improve performance and maximize our competitive position. Our ability to achieve our financial objectives is dependent upon our ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends.

Operating Results

Year ended December 31, 2020 compared to year ended December 31, 2019 (in thousands):

	Years ended December 31,
	2020		2019		Difference
Revenues:
Rental income	$126,094		$152,755		$(26,661)	(1)
Interest income from mortgage loans	31,396		29,991		1,405	(2)
Interest and other income	1,847		2,558		(711)	(3)
Total revenues	159,337		185,304		(25,967)

Expenses:
Interest expense	29,705		30,582		877	(4)
Depreciation and amortization	39,071		39,216		145
Impairment loss from real estate investments	3,977		—		(3,977)	(5)
(Recovery) provision for doubtful accounts	(3)		166		169
Transaction costs	299		365		66
Property tax expense	15,065		16,755		1,690	(6)
General and administrative expenses	19,710		18,453		(1,257)	(7)
Total expenses	107,824		105,537		(2,287)

Other operating income:
Gain on sale of real estate, net	44,117	(8)	2,106	(9)	42,011
Operating income	95,630		81,873		13,757
Gain from property insurance proceeds	373	(10)	2,111	(10)	(1,738)
Loss on unconsolidated joint ventures	(758)	(11)	—		(758)
Impairment loss from investments in unconsolidated joint ventures	—		(5,500)	(12)	5,500
Income from unconsolidated joint ventures	432		2,388		(1,956)	(13)
Net income	95,677		80,872		14,805
Income allocated to non-controlling interests	(384)		(346)		(38)
Net income attributable to LTC Properties, Inc.	95,293		80,526		14,767
Income allocated to participating securities	(422)		(391)		(31)
Net income available to common stockholders	$94,871		$80,135		$14,736
(1)	Decreased primarily due to the $23,214 write-off of straight-line rent receivable and lease incentive balances during 2020, reduction in rent related to the sale of the Preferred Care portfolio, reduced revenue from Senior Lifestyle, and abated and deferred rent, partially offset by increased rent from contractual escalations, acquisitions and completed development projects.

(2)	Increased primarily due to additional mortgage and capital improvement funding offset by scheduled principal paydowns.

(3)	Decreased primarily due to the partial paydown of a mezzanine loan.

(4)	Decreased primarily due to lower outstanding balance and interest rates on our line of credit in 2020, partially offset by increased interest from sale of $100,000 senior unsecured notes during the fourth quarter of 2019.

(5)	Represents $3,036 impairment loss related to a 48-unit ALF in Colorado and $941 impairment loss related to a 61-unit ALF in Florida.

(6)	Decreased primarily due to the timing of Senior Lifestyle property tax escrow receipts and the payment of related taxes.

(7)	Increased primarily due to higher incentive compensation expense in 2020 and prior year’s legal fee reimbursement from Senior Care.

(8)	Represents gain on sale of 21 SNFs within the Preferred Care portfolio and recognition of additional gain due to quarterly evaluation of funds held in escrow from previously sold properties.

(9)	Represents the net gain resulting from sale of three SNFs and an ALF during 2019. Additionally, represents an additional $500 net gain on sale due to receipt of funds held in escrow related to a portfolio of six ALFs sold in 2018.

(10)	Relates to insurance proceeds related to properties sold.

(11)	Relates to the sale of properties comprising a joint venture in which we had a preferred equity investment. Also, see (12) below.

(12)	Relates to a preferred equity investment in a joint venture comprised of four ALFs which we wrote-down to its estimated fair value.

(13)	Decreased due to (12) above and payoff of a mezzanine loan in 2019. Offset by two preferred equity investments in 2020.

Year ended December 31, 2019 compared to year ended December 31, 2018 (in thousands)

	Years ended December 31,
	2019		2018		Difference
Revenues:
Rental income	$152,755		$135,405		$17,350	(1) (2)
Interest income from mortgage loans	29,991		28,200		1,791	(3)
Interest and other income	2,558		5,040		(2,482)	(4)
Total revenues	185,304		168,645		16,659

Expenses:
Interest expense	30,582		30,196		(386)
Depreciation and amortization	39,216		37,555		(1,661)	(5)
Provision for doubtful accounts	166		87		(79)
Transaction costs	365		84		(281)
Property tax expense	16,755		—		(16,755)	(2)
General and administrative expenses	18,453		19,193		740	(6)
Total expenses	105,537		87,115		(18,422)

Other operating income:
Gain on sale of real estate, net	2,106	(7)	70,682	(8)	(68,576)
Operating income	81,873		152,212		(70,339)
Gain from property insurance proceeds	2,111		—		2,111	(9)
Impairment loss from investments in unconsolidated joint ventures	(5,500)		—		(5,500)	(10)
Income from unconsolidated joint ventures	2,388		2,864		(476)
Net income	80,872		155,076		(74,204)
Income allocated to non-controlling interests	(346)		(95)		(251)
Net income attributable to LTC Properties, Inc.	80,526		154,981		(74,455)
Income allocated to participating securities	(391)		(625)		234
Net income available to common stockholders	$80,135		$154,356		$(74,221)
(1)	Increased due to (2) below and increased rent from acquisitions and developments partially offset by decreased rent from sold properties and properties transitioned to other operators.

(2)	Increased due to recording $15,998 real estate taxes that are reimbursed by our operators as rental income with a corresponding property tax expense. We adopted ASC 842 using a modified retrospective approach as of the adoption date of January 1, 2019. Accordingly, we are not required to report the expense and revenue stream for periods prior to January 1, 2019.

(3)	Increased primarily due to mortgage originations and capital improvement funding.

(4)	Decreased primarily due to net impact of the write-off of an earn-out liability and the related lease incentive asset during 2018 partially offset by increase in other income during 2019 due to mezzanine loan originations.

(5)	Increased due to acquisitions and completed developments partially offset by sold properties.

(6)	Decreased primarily due to lower accrual of incentive compensation in 2019.

(7)	Represents the net gain resulting from sale of three SNFs and an ALF during 2019. Additionally, represents an additional $500 net gain on sale due to receipt of funds held in escrow related to a portfolio of six ALFs sold in 2018. See (8) below.

(8)	Represents the net gain on sale related to six ALFs and four SNFs during 2018.

(9)	Relates to insurance proceeds from a property sold in 2019.

(10)	Relates to a preferred equity investment in a joint venture comprised of four ALFs which we wrote-down to its estimated fair value.

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

The following table reconciles net income available to common stockholders to FFO attributable to common stockholders (unaudited, amounts in thousands, except per share amounts):

	For the year ended December 31,
	2020		2019		2018
GAAP net income available to common stockholders	$94,871		$80,135		$154,356
Add: Depreciation and amortization	39,071		39,216		37,555
Add: Impairment loss from investments	3,977		5,500		—
Add: Loss on unconsolidated joint ventures	758		—		—
Less: Gain on sale of real estate, net	(44,117)		(2,106)		(70,682)
NAREIT FFO attributable to common stockholders	$94,560		$122,745		$121,229
NAREIT FFO attributable to common stockholders per share:
Basic	$2.41		$3.10		$3.07
Diluted	$2.41		$3.08	(1)	$3.06	(1)
Weighted average shares used to calculate NAREIT FFO per share:
Basic	39,179		39,571		39,477
Diluted	39,264	(2)	39,921	(3)	39,839	(3)
(1)	Includes the effect of participating securities.

(2)	Diluted weighted average shares used to calculate FFO per share includes the effect of performance-based stock units.

(3)	Diluted weighted average shares used to calculate FFO per share includes the effect of stock option equivalents, participating securities and performance-based stock units.

Critical Accounting Policies

See Item 8. FINANCIAL STATEMENTS—Note 2. Summary of Significant Accounting Policies.

Liquidity and Capital Resources

Sources and Uses of Cash

As of December 31, 2020, we had a total of $7.8 million of cash and cash equivalents, $510.1 million available under our unsecured revolving line of credit and the potential ability to access the capital markets through the issuance of $200.0 million of common stock under our Equity Distribution Agreements. Furthermore, we have the ability to access the capital markets through the issuance of debt and/or equity securities under an automatic shelf registration statement.

We believe that our current cash balance, cash flow from operations available for distribution or reinvestment, our borrowing capacity and our potential ability to access the capital markets are sufficient to provide for payment of our current operating costs, meet debt obligations and pay common dividends at least sufficient to maintain our REIT status and repay borrowings at, or prior to, their maturity. The timing, source and amount of cash flows used by financing and investing activities are sensitive to the capital markets’ environment, especially to changes in interest rates. In addition, COVID-19 has adversely affected and is expected to continue to adversely affect our operators’ business, results of operations, cash flows and financial condition which could, in turn, adversely affect our financial position.

The operating results of the properties will be impacted by various factors over which the operators/owners may have no control. Those factors include, without limitation, the health of the economy, changes in supply of or demand for competing seniors housing and health care properties, ability to control rising operating costs, the potential for significant reforms in the health care industry, and the impact of COVID-19. In addition, our future growth in net income and cash flow may be adversely impacted by various proposals for changes in the governmental regulations and financing of the health care industry, and the impact of COVID-19 or other pandemic level viruses. We cannot presently predict what impact these potential events may have, if any. We believe that adequate provision has been made for the possibility of loans proving uncollectible but we will continually evaluate the financial status of the operations of the seniors housing and health care properties. In addition, we will monitor our borrowers and the underlying collateral for mortgage loans and will make future revisions to the provision, if considered necessary.

Depending on the duration, spread and the severity of the COVID-19 outbreak, our borrowing capacity, compliance with financial covenants, ability to access the capital markets, and the payment of dividends may be negatively impacted. We continuously evaluate the availability of cost-effective capital and believe we have sufficient liquidity for corporate expenses and additional capital investments in 2021.

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

Our primary sources of cash include rent and interest receipts, borrowings under our unsecured credit facility, public and private issuance of debt and equity securities, proceeds from investment dispositions and principal payments on loans receivable. Our primary uses of cash include dividend distributions, debt service payments (including principal and interest), real property investments (including acquisitions, capital expenditures and construction advances), loan advances and general and administrative expenses. These sources and uses of cash are reflected in our Consolidated Statements of Cash Flows as summarized below (in thousands):

	Year Ended December 31,		Change
Cash provided by (used in):	2020	2019	$
Operating activities	$118,980	$122,469	$(3,489)
Investing activities	41,053	(78,988)	120,041
Financing activities	(156,505)	(44,001)	(112,504)
Increase (decrease) in cash, cash equivalents and restricted cash	3,528	(520)	4,048
Cash, cash equivalents and restricted cash, beginning of period	4,244	4,764	(520)
Cash, cash equivalents and restricted cash, end of period	$7,772	$4,244	$3,528

Debt Obligations

Bank Borrowings. We have an Unsecured Credit Agreement that provides for a revolving line of credit up to $600.0 million in aggregate commitment of the lenders and the opportunity to increase the commitment size of the credit agreement up to a total of $1.0 billion. The Unsecured Credit Agreement matures on June 27, 2022 and provides for a one-year extension option at our discretion, subject to customary conditions. Based on our leverage at December 31, 2020, the facility provides for interest annually at LIBOR plus 115 basis points and a facility fee of 20 basis points. At December 31, 2020, we were in compliance with all covenants.

Senior Unsecured Notes. We have senior unsecured notes held by institutional investors with interest rates ranging from 3.85% to 5.03%. The senior unsecured notes mature between 2021 and 2032.

The debt obligations by component as of December 31, 2020 are as follows (dollar amounts in thousands):

	Applicable		Available
	Interest	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing
Bank borrowings (2)	1.38%	$89,900	$510,100
Senior unsecured notes, net of debt issue costs (2)	4.37%	559,482	—
Total	3.96%	$649,382	$510,100
(1)	Represents weighted average of interest rate as of December 31, 2020.

(2)	Subsequent to December 31, 2020, we borrowed $9,000 under our unsecured revolving line of credit. Accordingly, we have $98,900 outstanding and $501,100 available for borrowing under our unsecured revolving line of credit.

(3)	Subsequent to December 31, 2020, we paid $7,000 under our senior unsecured notes, accordingly we have $552,482 outstanding, net of debt issue costs, under our senior unsecured notes.

Our debt borrowings and repayments during the year ended December 31, 2020, are as follows (in thousands):

Debt Obligations	Borrowings	Repayments
Bank borrowings	$24,000	$(28,000)
Senior unsecured notes	—	(40,160)
Total	$24,000	$(68,160)

Equity

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

At December 31, 2020, we had 39,242,225 shares of common stock outstanding, equity on our balance sheet totaled $775.8 million and our equity securities had a market value of $1.5 billion. During the year ended December 31, 2020, we declared and paid $90.3 million of cash dividends.

Common Stock. We have an equity distribution agreement with sales agents to issue and sell, from time to time, up to $200.0 million in aggregate offering price of our common shares. The equity distribution agreement provides for sales of common shares to be made by means of ordinary brokers’ transactions, which may include block trades, or transactions that are deemed to be “at the market” offerings. At December 31, 2020, we had $200.0 million available under our equity distribution agreement.

During 2020, we acquired 76,574 shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations. Subsequent to December 31, 2020, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of January, February and March 2021, payable on January 29, February 26 and March 31, 2021, respectively, to stockholders of record on January 21, February 18, and March 23, 2021, respectively.

Stock Repurchase Plan. During the first quarter of 2020, our Board of Directors authorized the repurchase of up to 5,000,000 outstanding shares of common stock. During the year ended December 31, 2020, we purchased 615,827 shares at an average price of $29.25 per share, including commissions, for a total purchase price of $18.0 million. Due to the rising level of uncertainty in financial markets and the adverse effects of COVID-19 on the public health and our operators, our Board of Directors terminated the stock repurchase plan on March 25, 2020.

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

Restricted Stock and Performance-based Stock Units. During 2020, we granted 167,375 shares of restricted common stock and performance-based stock units under the 2015 Plan as follows:

No. of	Price per
Shares	Share	Vesting Period
76,464	$48.95	ratably over 3 years
66,027	$49.98	TSR targets (1)
9,884	$38.45	May 27, 2021
15,000	$38.45	ratably over 3 years
167,375
(1)	Vesting is based on achieving certain total shareholder return (“TSR”) targets in 4 years with acceleration opportunity in 3 years.

At December 31, 2020, the total number of restricted common stock shares that are scheduled to vest, and performance-based stock units that could possibly vest and remaining compensation expense to be recognized related to the future service period of unvested outstanding restricted common stock and performance-based stock units are as follows (dollar amounts in thousands):

	Number		Remaining
	of		Compensation
Vesting Date	Awards		Expense
2021	159,537	(1)	$5,201
2022	117,417	(2)	2,729
2023	96,520	(3)	367
Total	373,474		$8,297
(1)	Includes 66,171 performance-based stock units. The performance-based stock units are valued utilizing a lattice-binomial option pricing model based on Monte Carlo simulations. The company recognizes the fair value of the awards over the applicable vesting period as compensation expense.

(2)	Includes 60,836 performance-based stock units. See (1) above for valuation methodology.

(3)	Includes 66,027 performance-based stock units. See (1) above for valuation methodology.

Stock Options. We did not issue any stock options during the year ended December 31, 2020. At December 31, 2020, we have 15,000 stock options outstanding and exercisable.

Contractual Obligations

We monitor our contractual obligations and commitments detailed above to ensure funds are available to meet obligations when due. The following table represents our long-term contractual obligations (scheduled principal payments and amounts due at maturity) as of December 31, 2020, excluding the effects of interest and debt issue costs (in thousands):

	Total		2021		2022	2023	2024	2025	Thereafter
Bank borrowings	$89,900	(1)	$—		$89,900	$—	$—	$—	$—
Senior unsecured notes	560,140	(2)	47,160	(1)	48,160	49,160	49,160	49,500	317,000
	$650,040		$47,160		$138,060	$49,160	$49,160	$49,500	$317,000
(1)	Subsequent to December 31, 2020, we borrowed $9,000 under our unsecured revolving line of credit. Accordingly, we have $98,900 outstanding and $501,100 available for borrowing under our unsecured revolving line of credit.

(2)	Subsequent to December 31, 2020, we paid $7,000 under our senior unsecured notes. Accordingly, we have $552,482 outstanding, net of debt issue costs, under our senior unsecured notes.

The following table represents our projected interest expense, excluding capitalized interest, amortization of debt issue costs and bank fees, as of December 31, 2020 (in thousands):

	Total	2021	2022	2023	2024	2025	Thereafter
Bank borrowings	$3,706	$2,478	$1,228	$—	$—	$—	$—
Senior unsecured notes	135,393	23,565	21,281	19,003	16,747	14,536	40,261
	$139,099	$26,043	$22,509	$19,003	$16,747	$14,536	$40,261

Also, see Item 8. FINANCIAL STATEMENTS— Note 11. Commitments and Contingencies for additional information regarding our contractual commitments.

Off-Balance Sheet Arrangements:

We had no off-balance sheet arrangements as of December 31, 2020.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

You are cautioned that statements contained in this section are forward looking and should be read in conjunction with the disclosure under the heading “Cautionary Statement on Forward-Looking Statements” and Item 1A Risk Factors set forth above.

We are exposed to market risks associated with changes in interest rates as they relate to our mortgage loans receivable and debt. Interest rate risk is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control.

We do not utilize interest rate swaps, forward or option contracts, or foreign currencies or commodities, or other types of derivative financial instruments nor do we engage in “off-balance sheet” transactions. The purpose of the following disclosure is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of December 31, 2020.

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

At December 31, 2020, the fair value of our mortgage loans receivable using a 10.0% discount rate was approximately $299.8 million. A 1% increase in such rate would decrease the estimated fair value of our mortgage loans by approximately $25.4 million while a 1% decrease in such rate would increase their estimated fair value by approximately $29.4 million. At December 31, 2020, the fair value of our senior unsecured notes using a 3.25% discount rate for those maturing before year 2026 and 3.50% discount rate for those maturing at or beyond year 2026 was approximately $581.2 million. A 1% increase in such rate would decrease the estimated fair value of our senior unsecured notes by approximately $27.9 million while a 1% decrease in such rate would increase their estimated fair value by approximately $29.9 million. These discount rates were measured based upon management’s estimates of rates currently prevailing for comparable loans available to us and instruments of comparable maturities.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of LTC Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LTC Properties, Inc. (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2021, expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

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

Impairment of Real Property Investments
Description of the Matter

At December 31, 2020, the carrying value of the Company’s portfolio of real estate investments was $1.1 billion. As discussed in Note 2 of the consolidated financial statements, the real estate investments are periodically evaluated for events or changes in circumstances that indicate the assets may be impaired or the carrying amount of the assets may not be recoverable. When impairment indicators are identified for real property investments, management calculates the undiscounted cash flows for the investment.

Auditing the Company’s evaluation of whether its real estate investments are impaired was complex and involved a high degree of subjectivity in the identification of indicators of impairment.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls related to the monitoring for indicators of impairment.

Among other audit procedures over management’s monitoring for indicators of impairment, we assessed the completeness of the identification of delinquent lessees by inspecting summaries of management’s review meetings and site inspection reports and observing the site inspection process. We also considered whether other information obtained throughout the course of our audit procedures corroborated or contradicted management’s conclusion.

Collectibility of Lease Payments
Description of the Matter

During 2020, the Company recognized rental income of $126.1 million and recorded a straight-line rent receivable of $24.5 million at December 31, 2020. As described in Note 2 to the consolidated financial statements, ASC 842 requires the Company to assess the probability of collecting substantially all of the contractual lease payments. If collectability of substantially all of the lease payments through maturity is not probable, all or a portion of the straight-line rent receivable and other lease receivables may be written off, and the rental income recorded during the period would be limited to lesser of the income that would have been recognized if collection were probable, and the lease payments received. During 2020, the Company recorded $23.2 million in write-offs of straight-line rent and other lease receivables.

Auditing the Company's collectability assessment is complex due to the judgment involved in the Company’s determination of the collectability of future lease payments from its operators. The determination involves consideration of experience with the lessee, including the lessee’s payment history, if any, an assessment of the financial strength of the lessees, future contractual rents, and the timing of expected payments.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls over rental income, including controls over management’s assessment of the collectability of future lease payments. For example, we tested controls over management’s consideration of the factors used in assessing collectability and controls over the completeness and accuracy of the data used in management’s analyses, most notably the timeliness of the lessee’s payment of contractual rental amounts, the amount of any deferrals of lease payments and status of repayment, and trends in occupancy of the related operator’s facility.

To test the rental income recognized, we performed audit procedures that included, among others, evaluating the data and assumptions used in determining whether substantially all of the future lease payments were probable based on the lessee’s payment history, the financial strength of the lessees, and the amount of any deferrals of lease payments and status of repayment. In addition, we tested the completeness and accuracy of the data that was used in management’s collectability analyses.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1992.

Los Angeles, California
February 18, 2021

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2020	2019
ASSETS
Investments:
Land	$127,774	$126,703
Buildings and improvements	1,324,227	1,295,899
Accumulated depreciation and amortization	(349,643)	(312,642)
Operating real estate property, net	1,102,358	1,109,960
Properties held-for-sale, net of accumulated depreciation: 2020—$0; 2019—$35,113	—	26,856
Real property investments, net	1,102,358	1,136,816

Mortgage loans receivable, net of loan loss reserve: 2020—$2,592; 2019—$2,560	257,251	254,099
Real estate investments, net	1,359,609	1,390,915
Notes receivable, net of loan loss reserve: 2020—$146; 2019—$181	14,465	17,927
Investments in unconsolidated joint ventures	11,340	19,003
Investments, net	1,385,414	1,427,845

Other assets:
Cash and cash equivalents	7,772	4,244
Debt issue costs related to bank borrowings	1,324	2,164
Interest receivable	32,746	26,586
Straight-line rent receivable	24,452	45,703
Lease incentives	2,462	2,552
Prepaid expenses and other assets	5,316	5,115
Total assets	$1,459,486	$1,514,209
LIABILITIES
Bank borrowings	$89,900	$93,900
Senior unsecured notes, net of debt issue costs: 2020—$658; 2019—$812	559,482	599,488
Accrued interest	4,216	4,983
Accrued expenses and other liabilities	30,082	30,412
Total liabilities	683,680	728,783
EQUITY
Stockholders’ equity:
Common stock: $0.01 par value; 60,000 shares authorized; shares issued and outstanding: 2020—39,242; 2019—39,752	392	398
Capital in excess of par value	852,780	867,346
Cumulative net income	1,388,775	1,293,482
Cumulative distributions	(1,474,545)	(1,384,283)
Total LTC Properties, Inc. stockholders’ equity	767,402	776,943
Non-controlling interests	8,404	8,483
Total equity	775,806	785,426
Total liabilities and equity	$1,459,486	$1,514,209

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Rental income	$126,094	$152,755	$135,405
Interest income from mortgage loans	31,396	29,991	28,200
Interest and other income	1,847	2,558	5,040
Total revenues	159,337	185,304	168,645
Expenses:
Interest expense	29,705	30,582	30,196
Depreciation and amortization	39,071	39,216	37,555
Impairment charges	3,977	—	—
(Recovery) provision for doubtful accounts	(3)	166	87
Transaction costs	299	365	84
Property tax expense	15,065	16,755	—
General and administrative expenses	19,710	18,453	19,193
Total expenses	107,824	105,537	87,115
Other operating income:
Gain on sale of real estate, net	44,117	2,106	70,682
Operating income	95,630	81,873	152,212
Gain from property insurance proceeds	373	2,111	—
Loss on unconsolidated joint ventures	(758)	—	—
Impairment loss from investments in unconsolidated joint ventures	—	(5,500)	—
Income from unconsolidated joint ventures	432	2,388	2,864
Net income	95,677	80,872	155,076
Income allocated to non-controlling interests	(384)	(346)	(95)
Net income attributable to LTC Properties, Inc.	95,293	80,526	154,981
Income allocated to participating securities	(422)	(391)	(625)
Net income available to common stockholders	$94,871	$80,135	$154,356

Earnings per common share:
Basic	$2.42	$2.03	$3.91
Diluted	$2.42	$2.02	$3.89

Weighted average shares used to calculate earnings per common share:
Basic	39,179	39,571	39,477
Diluted	39,264	39,759	39,839

Comprehensive Income:
Net income	$95,677	$80,872	$155,076
Comprehensive income	$95,677	$80,872	$155,076

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per share amounts)

			Capital in	Cumulative		Total	Non-
	Common Stock		Excess of	Net	Cumulative	Stockholders’	controlling	Total
	shares	Amount	Par Value	Income	Distributions	Equity	Interests	Equity
Balance—December 31, 2017	39,570	$396	$856,992	$1,100,783	$(1,203,011)	$755,160	$3,488	$758,648
Issuance of common stock	22	—	929	—	—	929	—	929
Issuance of restricted stock	91	1	(9)	—	—	(8)	—	(8)
Net income	—	—	—	154,981	—	154,981	95	155,076
Stock-based compensation expense	—	—	5,870	—	—	5,870	—	5,870
Stock option exercises	5	—	123	—	—	123	—	123
Non-controlling interest contributions	—	—	—	—	—	—	3,963	3,963
Non-controlling interest distributions	—	—	—	—	—	—	(65)	(65)
Common stock cash distributions ($2.28 per share)	—	—	—	—	(90,372)	(90,372)	—	(90,372)
Other	(31)	—	(1,193)	—	—	(1,193)	—	(1,193)
Balance—December 31, 2018	39,657	397	862,712	1,255,764	(1,293,383)	825,490	7,481	832,971
Cumulative effect of the adoption of the ASC 842	—	—	—	(42,808)	—	(42,808)	—	(42,808)
Balance-as adjusted at January 1, 2019	39,657	397	862,712	1,212,956	(1,293,383)	782,682	7,481	790,163
Issuance of restricted stock	86		(7)	—	—	(7)	—	(7)
Net income	—	—	—	80,526	—	80,526	346	80,872
Stock-based compensation expense	—	—	6,566	—	—	6,566	—	6,566
Vesting of performance-based stock units	48	—	—	—	(301)	(301)	—	(301)
Stock option exercises	5	1	122	—	—	123	—	123
Non-controlling interest contributions	—	—	—	—	—	—	965	965
Non-controlling interest distributions	—	—	—	—	—	—	(309)	(309)
Common stock cash distributions ($2.28 per share)	—	—	—	—	(90,599)	(90,599)	—	(90,599)
Other	(44)	—	(2,047)	—	—	(2,047)	—	(2,047)
Balance—December 31, 2019	39,752	398	867,346	1,293,482	(1,384,283)	776,943	8,483	785,426
Repurchase of common stock	(616)	(6)	(18,006)	—	—	(18,012)	—	(18,012)
Issuance of restricted stock	101	1	(9)	—	—	(8)	—	(8)
Net income	—	—	—	95,293	—	95,293	384	95,677
Stock-based compensation expense	—	—	7,012	—	—	7,012	—	7,012
Vesting of performance-based stock units	82	—	—	—	(586)	(586)	—	(586)
Non-controlling interest distributions	—	—	—	—	—	—	(463)	(463)
Common stock cash distributions ($2.28 per share)	—	—	—	—	(89,676)	(89,676)	—	(89,676)
Other	(77)	(1)	(3,563)	—	—	(3,564)	—	(3,564)
Balance—December 31, 2020	39,242	$392	$852,780	$1,388,775	$(1,474,545)	$767,402	$8,404	$775,806

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2020	2019	2018
OPERATING ACTIVITIES:
Net income	$95,677	$80,872	$155,076
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,071	39,216	37,555
Stock-based compensation expense	7,012	6,566	5,870
Impairment charges	3,977	5,500	—
Gain on sale of real estate, net	(44,117)	(2,106)	(70,682)
Loss on unconsolidated joint ventures	758	—	—
Income from unconsolidated joint ventures	(432)	(2,388)	(2,864)
Income distributions from unconsolidated joint ventures	432	2,991	2,371
Insurance proceeds for damaged property	—	—	2,619
Payment for remediation of damaged property	—	—	(508)
Straight-line rental income	(1,778)	(4,487)	(9,550)
Adjustment for collectibility of rental income and lease incentives	23,214	1,926	—
Lease incentives funded	(220)	(387)	(1,272)
Amortization of lease incentives	426	385	2,092
(Recovery) provision for doubtful accounts	(3)	166	87
Non-cash interest related to contingent liabilities	—	—	377
Non-cash income related to earn-out and related lease incentive write-off	—	—	(3,074)
Other non-cash items, net	1,033	1,016	1,180
Increase in interest receivable	(6,161)	(5,854)	(5,682)
(Decrease) increase in accrued interest payable	(767)	803	(1,096)
Net change in other assets and liabilities	(2,021)	(1,750)	3,036
Net cash provided by operating activities	116,101	122,469	115,535
INVESTING ACTIVITIES:
Investment in real estate properties	(13,581)	(58,414)	(40,408)
Investment in real estate developments	(16,699)	(20,524)	(35,279)
Investment in real estate capital improvements	(6,913)	(2,839)	(3,249)
Capitalized interest	(354)	(608)	(1,248)
Proceeds from sale of real estate, net	72,141	14,009	92,749
Investment in real estate mortgage loans receivable	(4,253)	(12,342)	(21,364)
Principal payments received on mortgage loans receivable	1,065	1,065	2,136
Investments in unconsolidated joint ventures	(8,520)	(472)	(670)
Proceeds from liquidation of investments in unconsolidated joint ventures	17,848	6,601	—
Advances and originations under notes receivable	(2,078)	(8,967)	(124)
Principal payments received on notes receivable	5,275	3,503	3,848
Net cash provided by (used in) investing activities	43,931	(78,988)	(3,609)
FINANCING ACTIVITIES:
Bank borrowings	24,000	107,900	116,200
Repayment of bank borrowings	(28,000)	(126,000)	(100,700)
Proceeds from issuance of senior unsecured notes	—	100,000	—
Principal payments on senior unsecured notes	(40,160)	(33,667)	(38,166)
Stock repurchase plan	(18,012)	—	—
Proceeds from common stock issued	—	—	1,005
Stock option exercises	—	123	123
Distributions paid to stockholders	(90,262)	(90,899)	(90,372)
Contribution from non-controlling interests	—	965	3,963
Distributions paid to non-controlling interests	(463)	(309)	(65)
Financing costs paid	(35)	(61)	(3,162)
Withheld vested restricted stock and performance-based stock units	(3,564)	(2,047)	(1,193)
Other	(8)	(6)	(8)
Net cash used in financing activities	(156,504)	(44,001)	(112,375)
Increase (decrease) in cash, cash equivalents and restricted cash	3,528	(520)	(449)
Cash, cash equivalents and restricted cash, beginning of period	4,244	4,764	5,213
Cash, cash equivalents and restricted cash, end of period	$7,772	$4,244	$4,764
Supplemental disclosure of cash flow information:
Interest paid	$29,443	$28,767	$30,116

See accompanying notes.

1. The Company

LTC Properties, Inc. (“LTC”), a Maryland corporation, commenced operations on August 25, 1992. LTC is a real estate investment trust (“REIT”) that invests primarily in seniors housing and health care properties primarily through sale-leaseback transactions, mortgage financing, joint ventures construction financing and structured finance solutions including preferred equity, bridge, mezzanine and unitranche lending. We conduct and manage our business as one operating segment, rather than multiple operating segments, for internal reporting and internal decision-making purposes. Our primary objectives are to create, sustain and enhance stockholder equity value and provide current income for distribution to stockholders through real estate investments in seniors housing and health care properties managed by experienced operators. Our primary seniors housing and health care property classifications include skilled nursing centers (“SNF”), assisted living communities (“ALF”), independent living communities (“ILF”), memory care communities (“MC”) and combinations thereof. ILF, ALF, MC and combinations thereof are included in the ALF classification.

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

Consolidation. At inception, and on an ongoing basis, as circumstances indicate the need for reconsideration, we evaluate each legal entity that is not wholly-owned by us for consolidation, first under the variable interest entity (“VIE”), then under the voting model. Our evaluation considers all of our variable interests, including common or preferred equity ownership, loans, and other participating instruments. The variable interest model applies to entities that meet both of the following criteria:

●	A legal structure has been established to conduct business activities and to hold assets.
●	LTC has a variable interest in the entity - i.e., it has equity ownership or other financial interests that change with changes in the fair value of the entity's net assets.

If an entity does meet the above criteria and does not qualify for a scope exception from the VIE model, we will determine whether the entity is a VIE.

A legal entity is determined to be a VIE if it has any of the following three characteristics:

1.	The entity does not have sufficient equity to finance its activities without additional subordinated financial support;
2.	The equity holders, as a group, lack the characteristics of a controlling financial interest, as evidenced by all of the following characteristics:
●	The power, through voting rights or similar rights, to direct the activities of the entity that most significantly impact the entity's economic performance;
●	The obligation to absorb the entity's expected losses;
●	The right to receive the entity's expected residual returns; or
3.	The entity is established with non-substantive voting rights (i.e., the entity is structured such that majority economic interest holder(s) have disproportionately few voting rights).

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

Reference Rate Reform. In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). This ASU provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is applicable for our borrowing instruments which use the London Interbank Offered Rate (“LIBOR”) as a reference rate and is effective immediately, however is only available through December 31, 2022. We are currently evaluating the impact of this ASU; however, we do not expect that the adoption of ASU 2020-04 will have a material impact on our financial statements.

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

During the fourth quarter of 2019 we sold a 170-bed skilled nursing center in our portfolio which was under a triple net master lease agreement. The property was evacuated in 2017 due to damages caused by hurricane and our operator provided us with insurance proceeds for remediation of the property. Upon sale of the property, we released our operator from its contractual obligation under the master lease to return the property back to its original condition, took possession of the remaining insurance proceeds of $2,111,000 and recorded this amount as Gain from property insurance proceeds on the Consolidated Statements of Income and Comprehensive Income at December 31, 2019. Additionally, during 2020, we sold a 114-bed skilled nursing center in Texas and recorded a gain of $373,000 from insurance proceeds related to the property’s roof damage.

Mortgage Loans Receivable, Net of Loan Loss Reserve. Mortgage loans receivable we originate are recorded on an amortized cost basis.

Mezzanine Loans. In 2015 we strategically decided to allocate a portion of our capital deployment toward mezzanine loans to grow relationships with operating companies that have not typically utilized sale leaseback financing as a component of their capital structure. Mezzanine financing sits between senior debt and common equity in the capital structure, and typically is used to finance development projects or value-add opportunities on existing operational properties. We seek market-based, risk-adjusted rates of return typically between 8-12% with the loan term typically four to five years. Security for mezzanine loans can include all or a portion of the following credit enhancements; secured second mortgage, pledge of equity interests and personal/corporate guarantees. Mezzanine loans are recorded for GAAP purposes as either a loan, under notes receivable, or joint venture, under investment in unconsolidated JVs, depending upon specifics of the loan terms and related credit enhancements.

Investments in unconsolidated joint ventures. From time to time, we provide funding to third-party operators for the acquisition, development and construction (“ADC”) of a property. Under an ADC arrangement, we may participate in the residual profits of the project through the sale or refinancing of the property. These ADC arrangements can have characteristics similar to a loan or similar to a joint venture (“JV”) or partnership such as participating in the risks and rewards of the project as an owner or an investment partner. If the ADC arrangement characteristics are more similar to a jointly-owned investment or partnership, we account for the ADC arrangement as an investment in an unconsolidated JV under the equity method of accounting or a direct investment (consolidated basis of accounting) instead of applying loan accounting.

We evaluate our ADC arrangements first pursuant to ASC 805, Consolidation, to determine whether the ADC arrangement meets the definition of a VIE, as explained above, and whether we are the primary beneficiary. If the ADC arrangement is deemed to be a VIE but we are not the primary beneficiary, or if it is deemed to be a voting interest entity but we do not have a controlling financial interest, we account for our investment in the ADC arrangement using the equity method. Under the equity method, we initially record our investment at cost and subsequently recognize our share of net earnings or losses and other comprehensive income or loss, cash contributions made and distributions received, and other adjustments, as appropriate. Allocations of net income or loss may be subject to preferred returns or allocation formulas defined in operating agreements and may not be according to percentage ownership interests. In certain circumstances where we have a substantive profit-sharing arrangement which provides a priority return on our investment, a portion of our equity in earnings may consist of a change in our claim on the net assets of the underlying JV. Distributions of operating profit from the JVs are reported as part of operating cash flows, while distributions related to a capital transaction, such as a refinancing transaction or sale, are reported as investing activities. Currently we do not have any ADC arrangements.

We periodically perform evaluation of our investment in unconsolidated JVs to determine whether the fair value of each investment is less than the carrying value, and, if such decrease in value is deemed to be other-than-temporary, we write the investment down to its estimated fair value as of the measurement date.

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts. The allowance for doubtful accounts depends on the expected collectibility of our receivables which is based on considerations including the certainty of payment, payment history and other relevant factors. The allowance for doubtful accounts is maintained at a level believed adequate to absorb potential losses in our receivables. In 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This standard requires a new forward looking “expected loss” model to be used for receivables, held-to-maturity debt, loans, and other instruments. When shared risk characteristics exist, ASU 2016-13 requires a collective basis measurement of expected credit losses of the financial assets. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019.

We adopted ASU 2016-13 on January 1, 2020 and determined our Mortgage loans receivable and Notes receivable are within the scope of this ASU. We utilize the probability of default and discounted cash flow methods to estimate expected credit losses. Additionally, we stress-tested the results to reflect the impact of unknown adverse future events including recessions. We concluded that the adoption of ASU 2016-13 did not have a material impact on our financial statements. The expected credit losses for our financial instruments that are within the scope of ASU 2016-13 are as follows (in thousands):

			Increase
			/(Decrease)
		Balance	in Expected	Balance
	Balance Sheet	at	Credit Loss	at
Description	Location	12/31/2019	During the Year	12/31/2020
Expected credit losses for mortgage loans receivable	Mortgage loans receivable, net of loan loss reserve	$2,560	$32	$2,592
Expected credit losses for notes receivable	Notes receivable, net of loan loss reserve	$181	$(35)	$146

We elected not to measure an allowance for expected credit losses on accrued interest receivable under the expected credit loss standard as we have a policy in place to reserve or write off accrued interest receivable in a timely manner through our quarterly review of the loan and property performance. Therefore, we elected the policy to write off accrued interest receivable by reversing interest income and/or recognizing credit loss expense. As of December 31, 2020, the total balance of accrued interest receivable of $32,746,000 was not included in the measurement of expected credit loss. For the years ended December 31, 2020 and 2019, Company did not recognize any write-off related to accrued interest receivable.

Accrued incentives. As part of our acquisitions and/or amendments, we may commit to provide contingent payments to our sellers or lessees, upon the properties achieving certain rent coverage ratios. Typically, when the contingent payments are funded, cash rent will increase by the amount funded multiplied by a rate stipulated in the agreement. If it is deemed probable, the contingent payment is recorded as a liability at the estimate fair value calculated using a discounted cash flow analysis and accreted to the settlement amount of the estimated payment date. If the contingent payment is provided to the lessee, the estimated fair value is recorded as a lease incentive included in the prepaid and other assets line item in our consolidated balance sheet and is amortized as a yield adjustment over the life of the lease. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The fair value of these contingent liabilities are evaluated on a quarterly basis based on changes in estimates of future operating results and changes in market discount rates.

Impairments. Assets that are classified as held-for-use are periodically evaluated for impairment when events or changes in circumstances indicate that the asset may be impaired or the carrying amount of the asset may not be recoverable through future undiscounted cash flows. Where indicators of impairment exist, the estimation required in the undiscounted future cash flow assumption includes management’s probability-weighting of various scenarios including whether the management modifies the lease with the existing operator versus identifying a replacement operator and the assumed market lease rate underlying projected future rental cash flows. In determining fair value, we use current appraisals or other third-party opinions of value and other estimates of fair value such as estimated discounted future cash flows. Based on our assessment, during the years ended December 31, 2020, 2019 and 2018, we recognized impairment charges of $3,977,000, $0 and $0 respectively, related to our real property investments.

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

The FASB does not permit recognition of contingent revenue until all possible contingencies have been resolved. Historically, we have not included contingent rents as income until received and will we continue our historical policy. During the years ended December 31, 2020, 2019 and 2018, we received $111,000, $464,000 and $470,000, respectively, of contingent rental income. We follow a policy related to rental income whereby we consider a lease to be non-performing after 60 days of non-payment of past due amounts and do not recognize unpaid rental income from that lease until the amounts have been received.

Interest income on mortgage loans is recognized using the effective interest method. We follow a policy related to mortgage interest whereby we consider a loan to be non-performing after 60 days of non-payment of amounts due and do not recognize unpaid interest income from that loan until the past due amounts have been received. Effective interest method, as required by GAAP, is a technique for calculating the actual interest rate for the term of a mortgage loan based on the initial origination value. Similar to the accounting methodology of straight-line rent, the actual interest rate is higher than the stated interest rate in the early years of the mortgage loan thus creating an effective interest receivable asset included in the interest receivable line item in our consolidated balance sheet and begins reducing down to zero when, at some point during the mortgage loan, the stated interest rate is higher than the actual interest rate.

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

For Federal tax purposes, depreciation is generally calculated using the straight-line method over a period of 27.5 years. Earnings and profits, which determine the taxability of distributions to stockholders, use the straight-line method over 40 years. Both Federal taxable income and earnings and profits differ from net income for financial statement purposes principally due to the treatment of certain interest income, rental income, other expense items, impairment charges and the depreciable lives and basis of assets. At December 31, 2020, the net book basis of our depreciable assets exceeded our net tax basis by approximately $9,939,000 (unaudited), primarily due to faster depreciation for tax, and to differences previously mentioned above.

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

3. Major Operators

We have two operators from each of which we derive approximately 10% or more of our combined rental revenue and interest income from mortgage loans. The following table sets forth information regarding our major operators as of December 31, 2020:

	Number of		Number of		Percentage of
			SNF	ALF	Total	Total
Operator	SNF	ALF	Beds	Units	Revenue (1)	Assets (2)
Prestige Healthcare (3)	24	—	2,922	93	19.7%	18.2%
Senior Lifestyle Corporation (4)	—	23	—	1,457	10.7%	10.0%
Total	24	23	2,922	1,550	30.4%	28.2%
(1)	Includes rental income from owned properties and interest income from mortgage loans as of December 31, 2020 and excludes rental income from lessee reimbursement and sold properties.

(2)	Represents the net carrying value of the properties divided by the Total assets on the Consolidated Balance Sheets.

(3)	The majority of the revenue derived from this operator relates to interest income from mortgage loans.

(4)	See Note 5. Real Estate Investments for further information regarding Senior Lifestyle.

Our financial position and ability to make distributions may be adversely affected if Prestige Healthcare, Senior Lifestyle Corporation or any of our lessees and borrowers face financial difficulties, including any bankruptcies, inability to emerge from bankruptcy, insolvency, or general downturn in business of any such operator, or in the event any such operator does not renew and/or extend its relationship with us.

4. Supplemental Cash Flow Information

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Non-cash investing and financing transactions:
Preferred return reserve related to investments in unconsolidated joint ventures (Note 6)	$2,878	$—	$—
Reclassification of notes receivable to lease incentives (Note 7)	300	200	—
Restricted stock issued, net of cancellations (Note 10)	—	—	1

5. Real Estate Investments

Owned Properties. As of December 31, 2020, we owned 159 health care real estate properties located in 27 states and consisting of 107 ALFs, 51 SNFs and 1 behavioral health care hospital. These properties are operated by 29 operators.

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

Depreciation expense on buildings and improvements, including properties classified as held-for-sale, was $38,945,000, $39,094,000, and $37,416,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

Future minimum base rents receivable under the remaining non-cancelable terms of operating leases excluding the effects of straight-line rent, amortization of lease inducement and renewal options are as follows (in thousands):

Cash
Rent (1)
2021	$139,053
2022	129,864
2023	130,477
2024	129,407
2025	116,296
Thereafter	507,352
(1)	Represents contractual annual cash rent, except for Anthem Memory Care (“Anthem”) master lease which is based on estimated cash payments. See below for more disclosures relating to Anthem.

An affiliate of Senior Lifestyle Corporation (“Senior Lifestyle”) operates 23 properties under a master lease with a combination of independent living, assisted living and memory care units. Senior Lifestyle was provided deferred rent in the amount of $394,000 in April 2020 which has since been fully repaid, however, they failed to pay full rent during the second quarter of 2020. In accordance with ASC 842, we evaluated the collectibility of receiving substantially all of our lease payments from the Senior Lifestyle master lease through maturity and determined that we did not have the level of certainty required by the standard. Accordingly, we wrote-off a total $17,742,000 of straight-line rent receivable and lease incentives related to this master lease during the second quarter of 2020 and accounted for the Senior Lifestyle master lease on a cash basis effective July 2020. During April through December 2020, we received $9,200,000 of Senior Lifestyle’s $13,800,000 contractual rent due and applied their letter of credit and deposits totaling $3,725,000 to the remaining $850,000 balance of fourth quarter rent, $249,000 to unaccrued past due third quarter rent, $2,501,000 to accrued second quarter rent receivable and $125,000 to notes receivable. At December 31, 2020, Senior Lifestyle owed us $1,002,000 past due unaccrued rent. Also, during the fourth quarter of 2020, we recorded an impairment charge of $3,036,000 related to a memory care community that was operated by Senior Lifestyle. Subsequent to December 31, 2020, we transitioned 11 assisted living communities previously leased to Senior Lifestyle to two operators. These communities are located in Illinois, Ohio and Wisconsin. Total cash rent expected under these master lease agreements is $5,250,000 for the first lease year, $7,078,000 for the second lease year and $7,303,000 for the third lease year, escalating 2% annually thereafter. We are currently evaluating our options for the remaining 12 assisted communities operated by Senior Lifestyle, which may include re-leasing or selling some or all of the properties.

During the third quarter of 2020, an operator paid $542,000 of its contractual rent of $1,299,000. In accordance with ASC 842, we evaluated the collectibility of receiving substantially all of our lease payments from the operator’s master lease through maturity and determined that we did not have the level of certainty required by the standard. Accordingly, we wrote-off $1,156,000 of straight-line rent receivable related to this master lease during the third quarter of 2020. Effective September 1, 2020, we consolidated our two master leases with the operator into one combined master lease. Under the new combined master lease, we agreed to abate $570,000 of third quarter of 2020 rent along with $80,000 that had been deferred in second quarter of 2020. During the fourth quarter of 2020, we granted a $1,057,000 deferral of rent of the operator’s $1,299,000 contractual rent. The remaining deferred balance due from the operator is $355,000 as of December 31, 2020. Additionally, the new combined master lease allows the operator to defer rent as needed through March 31, 2021. We also recorded an impairment charge of $941,000 related to an assisted living community that was operated by the operator. The community was closed in October 2020. We are currently evaluating our options to sell this property.

On August 10, 2020, in the Quarterly Report on Form 10-Q, Genesis Healthcare, Inc. (“Genesis”) reported doubt regarding its ability to continue as a going concern. Accordingly, we evaluated the collectibility of receiving substantially all of our lease payments from the Genesis master lease through maturity in accordance with ASC 842, and determined that we did not have the level of certainty required by the standard. As a result, we wrote-off $4,316,000 of straight-line rent receivable related to this master lease during the third quarter of 2020 and transitioned rental revenue recognition to cash basis in third quarter of 2020. Genesis is current on rent payments through February 2021.

Anthem Memory Care (“Anthem”) operates 11 memory care communities under a master lease and was placed in default in 2017 resulting from Anthem’s partial payment of its minimum rent. However, we did not enforce our rights and remedies pertaining to the event of default, under the stipulation that Anthem achieves sufficient performance and pays agreed upon rent. In accordance with ASC 842 lease accounting guidance, at January 1, 2019, we evaluated the collectibility of straight-line rent receivable and lease incentive balances related to Anthem and determined that it was not probable that we would collect substantially all of the contractual lease obligations through maturity. Accordingly, we wrote-off the balances to equity as of January 1, 2019, as required by the ASC 842 transition guidance. Anthem paid us annual cash rent of $9,900,000 in 2020, and we anticipate they will pay annual cash rent of $10,800,000 for the year ended December 31, 2021. We receive regular financial performance updates from Anthem and continue to monitor their performance obligations under the master lease agreement. Anthem has paid their agreed upon rent through February 2021.

Preferred Care, Inc. (“Preferred Care”) and affiliated entities filed for Chapter 11 bankruptcy in 2017 as a result of a multi-million-dollar judgment in a lawsuit in Kentucky against Preferred Care and certain affiliated entities. Preferred Care leased 24 properties (“Properties”) under two master leases from us and the Preferred Care operating entities that subleased those Properties did not file for bankruptcy. In accordance with ASC 842 lease accounting guidance, at January 1, 2019, we evaluated the collectibility of straight-line rent receivable and lease incentive balances related to Preferred Care and determined it was not probable that we would collect substantially all of the contractual lease obligations through maturity. Accordingly, we wrote-off the balances to equity as of January 1, 2019, as required by the ASC 842 transition guidance. Preferred Care did not affirm our master leases and subsequently filed for Chapter 7 bankruptcy in 2019.

During the fourth quarter of 2019, we entered into multiple contracts to sell the Properties, all of which were completed by the end of the first quarter of 2020. The combined net proceeds from the sales, including the 2019 transactions, was approximately $77,900,000 resulting in a total gain of approximately $44,000,000. The Properties had a combined net book value of $35,600,000. The 21 properties sold in the first quarter of 2020, which included 2,411 beds in Arizona, Colorado, Iowa, Kansas and Texas, were sold through multiple transactions and generated net proceeds of $72,100,000. These 21 properties had a combined net book value of $29,100,000 and resulted in total gain on sale of $44,073,000.

Senior Care Centers, LLC and affiliates and subsidiaries (“Senior Care”) filed for Chapter 11 bankruptcy as a result of lease terminations from certain landlords and on-going operational challenges in December 2018. Senior Care did not pay us December 2018 rent and accordingly, in December 2018, we placed Senior Care on a cash basis. In accordance with ASC 842 lease accounting guidance, at January 1, 2019, we evaluated the collectibility of the straight-line rent receivable and lease incentive balance related to Senior Care and determined it was not probable that we would collect substantially all of the contractual lease obligations through maturity. Accordingly, we wrote-off the balances to equity as of January 1, 2019, as required by the ASC 842 transition guidance. During 2019, we received the December 2018 unpaid rent, late fees and reimbursement of legal cost totaling $1,596,000 from Senior Lifestyle. In March 2020, Senior Care emerged from bankruptcy and affirmed our master lease. We continue to evaluate the collectibility of our Senior Care master lease on a quarterly basis. Senior Care is current on all its rent payments through February 2021.

During the year ended December 31, 2020, we consolidated four separate lease agreements into a single consolidated master lease with Brookdale Senior Living Communities, Inc (“Brookdale”) and extended the lease maturity date by one year to December 31, 2021. This new master lease provides three renewal options consisting of a four-year renewal option, a five-year renewal option and a 10-year renewal option. The notice period for the first renewal option is January 1, 2021 to April 30, 2021. The economic rent terms remain the same as the consolidated rent terms under the previous four separate lease agreements. In addition, we have extended a $4,000,000 capital commitment to Brookdale, which is available through December 31, 2021 at a 7% yield. As of December 31, 2020, we funded $1,700,000 under this commitment with a remaining commitment of $2,300,000. Brookdale is current on rent payments through February 2021.

The following table summarizes components of our rental income for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
Rental Income	2020		2019		2018
Base cash rental income	$132,789		$134,117		$127,477
Variable cash rental income	15,167	(1)	16,462	(1)	470	(1)
Straight-line rent	1,778	(2)	4,487	(2)	9,550	(2)
Adjustment for collectability of rental income and lease incentives	(23,214)	(3)	(1,926)	(4)	—
Amortization of lease incentives	(426)		(385)		(2,092)
Total	$126,094		$152,755		$135,405
(1)	The variable rental income for the year ended December 31, 2020 and 2019 includes contingent rental income of $111 and $464, respectively. Additionally, the variable rental income for the year ended December 31, 2020 and 2019 includes reimbursement of real estate taxes by our lessees. As discussed above, we adopted ASC 842 using a modified retrospective approach as of the adoption date of January 1, 2019. Accordingly, we are not required to report this revenue stream for periods prior to January 1, 2019. Accordingly, the variable income for the year ended December 31, 2018, represents contingent rental income.

(2)	In accordance with ASC 842 lease accounting guidance, we evaluated the collectibility of lease payments through maturity and determined it was not probable that we would collect substantially all of the contractual obligations from certain master leases through maturity. Decreased due to these leases being accounted for on cash-basis.

(3)	Represents the write-off of straight-line rent receivable balances related to Senior Lifestyle, Genesis and another operator.

(4)	During the first quarter of 2019, we terminated a lease agreement and transitioned two operating seniors housing communities under the lease agreement to a new operator. As a result of the lease termination, we wrote-off $1,926 straight-line rent receivable in accordance with ASC 842.

Some of our lease agreements provide purchase options allowing the lessees to purchase the properties they currently lease from us. The following table summarizes information about purchase options included in our lease agreements (dollar amount in thousands):

	Type	Number
	of	of	Gross	Carrying	Option
State	Property	Properties	Investments	Value	Window
California	ALF/MC	2	$38,895	$35,601	2024-2029
California	ALF	2	30,849	17,092	2021-TBD	(1)
Florida	MC	1	14,835	13,031	2028-2029
Kentucky and Ohio	MC	2	30,342	27,315	2028-2029
Texas	MC	2	25,265	23,715	2025-2027
South Carolina	ALF/MC	1	11,680	10,213	2028-2029
Total			$151,866	$126,967
(1)	The option window ending date will be either 24 months or 48 months after the option window commences, based on certain contingencies.

Acquisitions. The following table summarizes our acquisitions for the years ended December 31, 2020 through 2018. (dollar amounts in thousands):

				Total	Number	Number
		Purchase	Transaction	Acquisition	of	of
Year	Type of Property	Price	Costs (1)	Costs	Properties	Beds/Units
2020	Skilled Nursing (2)	$13,500	$81	$13,581	1	140

2019	Assisted Living (3)	$35,719	$315	$36,034	3	230
	Skilled Nursing (4)	19,500	97	19,597	1	90
	Land (5)	2,732	51	2,783	—	—
Total		$57,951	$463	$58,414	4	320

2018	Assisted Living (6)(7)	$39,600	$65	$39,665	3	177
	Land (8)	695	48	743	—	—
Total		$40,295	$113	$40,408	3	177
(1)	Represents cost associated with our acquisitions; however, upon adoption of ASU 2017-01, our acquisitions meet the definition of an asset acquisition resulting in capitalization of transaction costs to the properties’ basis. For our land purchases with forward development commitments, transaction costs are capitalized as part of construction in progress. Transaction costs per our Consolidated Statements of Income and Comprehensive Income represents current and prior year transaction costs due to timing and terminated transactions.

(2)	We acquired a SNF located in Texas.

(3)	We entered into a JV (consolidated on our financial statements) to purchase an existing operational 74-unit ALF/MC community. The non-controlling partner contributed $919 of equity and we contributed $15,976 in cash. Our economic interest in the real estate JV is approximately 95%. Additionally, we acquired an 80-unit MC and a 76-unit ALF/MC in Michigan for an aggregate purchase price of $19,000.

(4)	We acquired a newly constructed 90-bed SNF located in Missouri.

(5)	We acquired a parcel of land adjacent to an existing SNF in California. Additionally, we acquired a parcel of land and committed to develop a 90-bed SNF in Missouri. The commitment totals approximately $17,400.

(6)	We acquired two MC in Texas.

(7)	We entered into a JV (consolidated on our financial statements) to purchase an existing operational 89-unit ILF for $14,400 and to own the real estate and develop a 78-unit ALF/MC for $18,108 in Oregon.

(8)	We acquired an ALF and a MC in California, a MC in Ohio and an ALF/MC in Missouri. Furthermore, we entered into a JV and acquired an ALF/MC community.

(9)	We entered into a JV for the acquisition of land and development of an ILF/ALF/MC community in Wisconsin.

For further discussion related to the JV transactions discussed above and our partnerships and non-controlling interests, see Note 10. Equity.

Developments and Improvements. During the years ended December 31, 2020, 2019 and 2018, we invested the following in development and improvement projects (in thousands):

	Year Ended December 31,
	2020		2019		2018
Type of Property	Developments	Improvements	Developments	Improvements	Developments	Improvements
Assisted Living Communities	$4,491	$6,842	$14,088	$2,544	$27,505	$2,292
Skilled Nursing Centers	12,208	71	6,436	—	7,774	500
Other	—	—	—	295	—	457
Total	$16,699	$6,913	$20,524	$2,839	$35,279	$3,249

Completed Projects. The following table summarizes our completed projects during the years ended December 31, 2020, 2019 and 2018 (dollar amounts in thousands):

		Number	Type	Number
		of	of	of		Total
Year	Type of Project	Properties	Property	Beds/Units	State	Investment
2020	Development	1	ALF/MC	78	Oregon	$18,447
	Development	1	SNF	90	Missouri	16,587
Total		2		168		$35,034

2019	Development	1	SNF	143	Kentucky	$24,974
	Development	1	ILF/ALF/MC	110	Wisconsin	21,999
Total		2		253		$46,973

2018	Development	1	MC	66	Illinois	$14,668
Total		1		66		$14,668

Properties held-for-sale. The following table summarizes our properties held-for-sale at years ended December 31, 2020 and 2019 (dollar amounts in thousands):

		Type	Number	Number
		of	of	of	Gross	Accumulated
At December 31,	State	Property	Properties	Beds/units	Investment	Depreciation
2020	n/a	n/a	—	—	$—	$—

2019	Colorado	SNF	3	275	$8,045	$3,774
	Iowa	SNF	7	544	14,610	9,723
	Kansas	SNF	3	250	14,111	6,674
	Texas	SNF	7	1,148	25,203	14,942
Total			20	2,217	$61,969	$35,113

Property Sales. The following table summarizes property sales during the years ended December 31, 2020 through 2018 (dollar amounts in thousands):

		Type		Number	Number
		of		of	of	Sales	Carrying	Net
Year	State	Properties		Properties	Beds/Units	Price	Value	Gain (Loss)
2020	N/A	N/A		—	—	$—	$—	$129	(1)
	Arizona	SNF		1	194	12,550	2,229	10,293
	Colorado	SNF		3	275	15,000	4,271	10,364
	Iowa	SNF	(2)	7	544	14,500	4,886	9,051
	Kansas	SNF		3	250	9,750	7,438	1,993
	Texas	SNF		7	1,148	23,000	10,260	12,287
Total 2020 (3)				21	2,411	$74,800	$29,084	$44,117	(3)

2019	N/A	n/a		—	—	$—	$—	$500	(4)
	Arizona, Georgia and Texas	SNF	(5)	3	478	15,310	8,995	5,556
	Texas	ALF	(6)	1	140	1	3,830	(3,950)
Total 2019				4	618	$15,311	$12,825	$2,106

2018	Alabama	SNF		4	454	$27,975	$5,695	$21,987
	Kansas	ALF	(7)	—	—	350	346	—
	Ohio and Pennsylvania	ALF		6	320	67,500	16,352	48,695
Total 2018				10	774	$95,825	$22,393	$70,682
(1)	Gain recognized from the $90 repayment of a holdback related to a property sold during the fourth quarter of 2019 and the reassessment adjustment of $39 from the holdback under the expected value model per ASC Topic 606, Contracts with Customers (“ASC 606”).

(2)	This transaction includes a holdback of $838 which is held in an interest-bearing account with an escrow holder on behalf of the buyer for potential specific losses. Using the expected value model per ASC 606, we estimated and recorded the holdback value of $471. During the year ended December 31, 2020, we received $150 of the holdback. We reassessed the holdback under the expected value model and recorded an additional gain of $229.

(3)	Properties sold within the Preferred Care portfolio.

(4)	Gain recognized due to the receipt of funds held in escrow related to a portfolio of six ALFs sold during the second quarter of 2018.

(5)	We sold a property, previously operated by Preferred Care, located in Texas with a carrying value of $871 for $140. Additionally, we sold a property, previously operated by Preferred Care, located in Arizona with a carrying value of $6,485 for $7,250. This transaction includes a holdback of $1,091 which is held in an interest-bearing account with an escrow holder on behalf of the buyer for potential specific losses. Using the expected value model per ASC 606, we estimated and recorded the holdback value of $613. Also, we sold a SNF located in Georgia with a carrying value of $1,639 for $7,920.

(6)	We sold an ALF located in Texas with a carrying value of $3,830.

(7)	We sold land adjacent to an existing ALF community in Kansas.

Mortgage Loans. At December 31, 2020, the mortgage loans had interest rates ranging from 9.3% to 10.1% and maturities ranging from 2043 to 2045. In addition, some loans contain certain guarantees, provide for certain facility fees. Please see Item 1. Business—Portfolio for a table that summarizes our loaned properties as of December 31, 2020.

The following table summarizes our mortgage loan activity for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020		2019		2018
Originations and funding under mortgage loans receivable	$4,253	(1)	$12,342	(2)	$21,364	(3)
Pay-offs received	—		—		(1,086)
Scheduled principal payments received	(1,065)		(1,065)		(1,050)
Mortgage loan premium amortization	(4)		(4)		(4)
Provision for loan loss reserve	(32)		(113)		(192)
Net increase in mortgage loans receivable	$3,152		$11,160		$19,032
(1)	During 2020, we funded an additional $2,000 under and existing mortgage loan. The incremental funding bears interest at 8.89% and escalating by 2.25% thereafter.

(2)	During 2019, we funded an additional $7,500 under an existing mortgage loan. The incremental funding bears interest at 9.41% fixed for two years and escalating by 2.25% thereafter.

(3)	During 2018, we funded an additional $7,400 under an existing mortgage loan for the purchase of a 112-bed SNF in Michigan. The incremental funding bears interest at 8.7%, fixed for five years, and escalating by 2.25% thereafter. Also, we funded additional loan proceeds of $7,125 under an existing mortgage loan for the purchase of a 126-bed SNF in Michigan. This incremental funding bears interest at 9.41%, fixed for five years, and escalating by 2.25% thereafter.

At December 31, 2020 and 2019 the carrying values of the mortgage loans were $257,251,000 and $254,099,000, respectively. Scheduled principal payments on mortgage loan receivables are as follows (in thousands):

Scheduled
Principal
2021	$1,175
2022	1,175
2023	1,175
2024	1,175
2025	1,175
Thereafter	253,968
Total	$259,843

6. Investments in Unconsolidated Joint Ventures

We had a preferred equity investment in an unconsolidated joint venture that owned four communities located in Arizona, providing independent living, assisted living and memory care services. During the fourth quarter of 2019, the JV signed a contract to sell the four properties comprising the JV (“Properties”). The contract was subject to standard due diligence and other contingencies to close, all of which were met in January 2020. Accordingly, based on the information available to us regarding alternatives and courses of action, we performed a recoverability test on the carrying value of our preferred equity investment and concluded that a portion of our preferred equity investment would not be recoverable. Therefore, we recorded an other-than-temporary impairment loss from investment in unconsolidated joint ventures of $5,500,000 and wrote our preferred equity investment down to the amount of expected proceeds at December 31, 2019. Upon sale of the Properties during the year ended December 31, 2020, we received liquidation proceeds totaling $17,848,000 and incurred an additional $758,000 of loss.

During 2020, we provided preferred capital contribution commitments to two joint ventures. We determined that each of these JVs meets the accounting criteria to be considered a variable interest entity (“VIE”). We are not the primary beneficiary of the VIEs as we do not have both: 1) the power to direct the activities that most significantly affect the VIE’s economic performance, and 2) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. However, we do have significant influence over the JVs. Therefore, we accounted for the joint venture investments using the equity method of accounting. The following table provides information regarding these preferred equity investments (dollar amounts in thousands):

	Type	Type		Total	Contractual	Number
	of	of		Preferred	Cash	of	Investment		Carrying
State	Properties	Investment		Return	Portion	Beds/ Units	Commitment		Value
Washington	UDP	Preferred Equity	(1)	12%	7%	—	$—	(1)	$6,340	(1)
Washington	UDP	Preferred Equity	(2)	12%	8%	—	13,000	(2)	5,000	(2)
Total						—	$13,000		$11,340
(1)	Invested $6,340 of preferred equity in an entity that will develop a 95-unit ALF/MC in Washington. Our investment represents 15.5% of the estimated total investment. The preferred equity investment earns an initial cash rate of 7% increasing to 9% in year four until the internal rate of return (“IRR”) is 8%. After achieving an 8% IRR, the cash rate drops to 8% with an IRR ranging between 12% to 14%.

(2)	Entered into a preferred equity agreement in an entity that will develop and own a 267-unit ILF/ALF in Washington with a total investment commitment of $13,000. The preferred equity investment earns an initial cash rate of 8% with an IRR of 12%. Our investment represents 11.6% of the estimated total investment.

The following table summarizes our capital contributions, income recognized, and cash interest received related to our investments in unconsolidated joint ventures during the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Type
	of		Capital		Income		Cash Interest
Year	Properties		Contribution		Recognized		Received
2020	ALF/MC/ILF	(1)	$58	(1)	$231	(1)	$231	(1)
	UDP	(2)	6,340	(2)	169	(2)	168	(2)
	UDP	(3)	5,000	(3)	32	(3)	32	(3)
Total			$11,398		$432		$431

2019	ALF/MC/ILF	(1)	$472	(1)	$1,029	(1)	$1,580	(1)
	ALF/ILF/MC	(4)	—	(4)	955	(4)	979	(4)
	ALF/MC	(5)	—	(5)	404	(5)	432	(5)
Total			$472		$2,388		$2,991

2018	ALF/MC/ILF	(1)	$670	(1)	$2,041	(1)	$1,975	(1)
	ALF/IL/MC	(4)	—	(4)	511	(4)	396	(4)
	UDP-ALF/MC	(5)	—	(5)	312	(5)	—	(5)
Total			$670		$2,864		$2,371
(1)	Relates to our preferred equity investment in an entity that owned four ALFs in Arizona discussed above with a total preferred return of 15%. During the year ended December 31, 2020, the properties comprising the JV were sold.

(2)	During the third quarter of 2020, we provided a total preferred equity investment of $6,340 to a JV for the development of a 95-unit ALF and MC.

(3)	Entered into a preferred equity agreement in an entity that will develop and own a 267-unit ILF/ALF in Washington with a total investment commitment of $13,000.

(4)	We had a $2,900 mezzanine loan commitment for a 99-unit seniors housing community in Florida with a total preferred return of 15%. The mezzanine loan was an ADC arrangement which we determined it to have characteristics similar to a jointly-owned arrangement and recorded it as an unconsolidated joint venture. Since interest payments were deferred and no interest was recorded for the first twelve months of the loan, we used the effective interest method in accordance with GAAP to recognize interest income and recorded the difference between the effective interest income and cash interest income to the loan principal balance. During the third quarter of 2019, the mezzanine loan was paid off.

(5)	We had a $3,400 mezzanine loan commitment for the development of a 127-unit seniors housing community in Florida with a total preferred return of 15%. The mezzanine loan was an ADC arrangement which we determined it to have characteristics similar to a jointly-owned arrangement and recorded it as an unconsolidated joint venture. During the first quarter of 2019, the mezzanine loan was paid off.

7. Notes Receivable

Notes receivable consists of mezzanine loans and other loan arrangements. The following table is a summary of our notes receivable components at December 31, 2020 and 2019 (in thousands):

	At December 31,
	2020	2019
Mezzanine loans	$8,445	$13,284
Other loans	6,166	4,824
Notes receivable reserve	(146)	(181)
Total	$14,465	$17,927

The following table summarizes our notes receivable activity for the years ended December 31, 2020 through 2018 (in thousands):

	Twelve Months Ended December 31,
	2020		2019		2018
Advances under notes receivable	$2,078	(1)	$8,967	(4)	$124
Principal payments received under notes receivable	(5,275)	(2)	(3,503)		(3,848)
Reclassified to lease incentives	(300)	(3)	(200)	(3)	—
Notes receivable reserve	35		(52)		37
Net (decrease) increase	$(3,462)		$5,212		$(3,687)
(1)	Funding under working capital notes with interest ranging between 5.0% and 7.5% and maturities between 2025 and 2030.

(2)	Subsequent to December 31, 2020, we received $900 to pay off a note receivable.

(3)	Represents an interim working capital loan related to a development project which matured upon completion of the development project and commencement of the lease.

(4)	We originated a $6,800 mezzanine loan commitment for the development of a 204-unit ILF/ALF/MC in Georgia. The mezzanine loan has a five-year term and a 12.0% return, a portion of which is paid in cash, and the remaining portion of which is deferred during the first 46 months. Additionally, we originated a $1,400 note agreement, funding $1,304 with a commitment to fund $96. The note bears interest at 7.0%. Further, we originated a $550 note agreement, funding $500 with a commitment to fund $50. The note bears interest at 7.5%.

8. Lease Incentives

The following table summarizes lease incentives as of December 31, 2020 and 2019 (in thousands):

	At December 31,
	2020	2019
Non-contingent lease incentives	$2,462	$2,552

The following table summarizes our lease incentive activity for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020				2019				2018
	Funding	Amortization	Adjustment		Funding	Amortization	Adjustment		Funding	Amortization	Write-off
Non-contingent lease incentives	$220	$(426)	$115	(1)	$387	$(385)	$(11,893)	(2)	$1,272	$(1,733)	$—
Contingent lease incentives	—	—	—		—	—	—		—	(359)	(6,219)	(3)
Net increase (decrease)	$220	$(426)	$115		$387	$(385)	$(11,893)		$1,272	$(2,092)	$(6,219)
(1)	We reclassified a $300 interim working capital loan as lease incentive. See Note 7. Notes Receivable for further discussion. Additionally, we wrote-off $185 of lease incentive related to a master lease for which we determined it was not probable we will collect substantially all of the contractual lease obligations through maturity. See Note 5. Real Estate Investments for further discussion.

(2)	In accordance with ASC 842 lease standard adopted on January 1, 2019, we wrote-off $12,093 of lease incentives related to leases for which we determined it is not probable we will collect substantially all of the contractual lease obligation through maturity. See Note 1. General for further discussion. Additionally, we reclassified a $200 interim working capital loan as lease incentive. See Note 7. Notes Receivable for further discussion.

(3)	We entered into an amended master lease agreement with Senior Lifestyle Management, LLC (“Senior Lifestyle”). Among the provisions of the amendment, the contingent lease incentive payable to Senior Lifestyle was removed. Therefore, we wrote-off the Senior Lifestyle contingent lease incentive.

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

9. Debt Obligations

Bank Borrowings. We have an unsecured credit agreement that provides for a revolving aggregate commitment of the lenders of up to $600,000,000 with the opportunity to increase the commitment size of the credit agreement up to a total of $1,000,000,000. The unsecured credit agreement matures on June 27, 2022 and provides for a one-year extension option at our discretion, subject to customary conditions. Based on our leverage at December 31, 2020, the facility provides for interest annually at LIBOR plus 115 basis points and a facility fee of 20 basis points. At December 31, 2020 and 2019, we were in compliance with all covenants. Financial covenants contained in the Unsecured Credit Agreement, which are measured quarterly, require us to maintain, among other things:

(i)	a ratio of total indebtedness to total asset value not greater than 0.5 to 1.0;
(ii)	a ratio of secured debt to total asset value not greater than 0.35 to 1.0;
(iii)	a ratio of unsecured debt to the value of the unencumbered asset value not greater than 0.6 to 1.0; and
(iv)	a ratio of EBITDA, as calculated in the Unsecured Credit Agreement, to fixed charges not less than 1.50 to 1.0.

Senior Unsecured Notes. We have senior unsecured notes held by institutional investors with interest rates ranging from 3.85% to 5.03%. The senior unsecured notes mature between 2021 and 2032. The following table sets forth information regarding debt obligations by component as of December 31, 2020 and 2019 (dollar amounts in thousands):

		At December 31, 2020		At December 31, 2019
	Applicable		Available		Available
	Interest	Outstanding	for	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing	Balance	Borrowing
Bank borrowings (2)	1.38%	$89,900	$510,100	$93,900	$506,100
Senior unsecured notes, net of debt issue costs (3)	4.37%	559,482	—	599,488	21,500
Total	3.96%	$649,382	$510,100	$693,388	$527,600
(1)	Represents weighted average of interest rate as of December 31, 2020.

(2)	Subsequent to December 31, 2020, we borrowed $9,000 under our unsecured revolving line of credit. Accordingly, we have $98,900 outstanding and $501,100 available for borrowing under our unsecured revolving line of credit.

(3)	Subsequent to December 31, 2020, we paid $7,000 under our senior unsecured notes, accordingly we have $552,482 outstanding, net of debt issue costs, under our senior unsecured notes.

Our borrowings and repayments for the years ended December 31, 2020, 2019 and 2018 are as follows (in thousands):

	2020				2019			2018
Debt Obligations	Borrowings		Repayments		Borrowings		Repayments	Borrowings	Repayments
Bank borrowings	$24,000	(1)	$(28,000)		$107,900		$(126,000)	$116,200	$(100,700)
Senior unsecured notes	—		(40,160)	(2)	100,000	(3)	(33,667)	-	(38,166)
Total	$24,000		$(68,160)		$207,900		$(159,667)	$116,200	$(138,866)
(1)	Subsequent to December 31, 2020, we borrowed $9,000 under our unsecured revolving line of credit. Accordingly, we have $98,900 outstanding and $501,100 available for borrowing under our unsecured revolving line of credit.

(2)	Subsequent to December 31, 2020, we paid $7,000 under our senior unsecured notes, accordingly we have $552,482 outstanding, net of debt issue costs, under our senior unsecured notes.

(3)	During the fourth quarter of 2019, we sold $100,000 senior unsecured notes to a group of investors, which included Prudential, in a private placement transaction. The notes bear interest at an annual rate of 3.85%, have scheduled principal payments and mature on October 20, 2031.

Scheduled Principal Payments. The following table represents our long-term contractual obligations (scheduled principal payments and amounts due at maturity) as of December 31, 2020, and excludes the effects of interest and debt issue costs (in thousands):

	Total		2021		2022	2023	2024	2025	Thereafter
Bank borrowings	$89,900	(1)	$—	(1)	$89,900	$—	$—	$—	$—
Senior unsecured notes	560,140	(2)	47,160	(2)	48,160	49,160	49,160	49,500	317,000
	$650,040		$47,160		$138,060	$49,160	$49,160	$49,500	$317,000
(1)	Subsequent to December 31, 2020, we borrowed $9,000 under our unsecured revolving line of credit. Accordingly, we have $98,900 outstanding and $501,100 available for borrowing under our unsecured revolving line of credit.

(2)	Subsequent to December 31, 2020, we paid $7,000 under our senior unsecured notes, accordingly we have $552,482 outstanding, net of debt issue costs, under our senior unsecured notes.

10. Equity

Non-controlling Interests. During the years 2019, 2018 and 2017, we entered into partnerships to develop and/or own real estate. Given that our limited members do not have the substantive kick-out rights, liquidation rights, or participation rights, we have concluded that the partnerships are VIEs. Since we exercise power over and receive benefits from the VIEs, we are considered the primary beneficiary. Accordingly, we consolidate the VIEs and record the non-controlling interests at cost. As of December 31, 2020, we have the following consolidated VIEs (in thousands):

				Gross
Investment		Property		Consolidated	Non-Controlling
Year	Purpose	Type	State	Assets	Interests
2019	Owned real estate	ALF/MC	VA	$16,895	$919
2018	Owned real estate	ILF	OR	14,400	2,858
2018	Owned real estate and development	ALF/MC	OR	18,447	1,081
2017	Owned real estate and development	ILF/ALF/MC	WI	22,007	2,305
2017	Owned real estate	ALF/MC	SC	11,680	1,241
Total				$83,429	$8,404

Common Stock. We had separate equity distribution agreements (collectively “Original Equity Distribution Agreements”) to offer and sell, from time to time up to $200,000,000 in aggregate offering price of shares of our common stock. During the year ended December 31, 2018, we sold 22,244 shares of common stock for $1,005,000 in net proceeds under the Original Equity Distribution Agreements. In conjunction with the sale of common stock, we paid $18,000 as compensation to our sales agents and we reclassified $76,000 of accumulated costs associated with this agreement to additional paid in capital. Accordingly, at December 31, 2018, we had $184,139,000 available under the Original Equity Distribution Agreements.

During 2019, the Original Equity Distribution Agreements expired, and we entered into new separate equity distribution agreements (collectively “Equity Distribution Agreements”) to offer and sell, from time to time, up to $200,000,000 in aggregate offering price of shares of common shares. Sales of common shares will be made by means of ordinary brokers’ transactions, which may include block trades or transactions that are deemed to be “at the market” offerings. As of December 31, 2020 and 2019, no shares were issued under the Equity Distribution Agreements. Accordingly, at December 31, 2020, we had $200,000,000 available under the Equity Distribution Agreements.

During the years 2020, 2019 and 2018, we acquired 76,574 shares, 45,030 shares and 31,326 shares, respectively, of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

Stock Repurchase Plan. During the first quarter of 2020, our Board of Directors authorized the repurchase of up to 5,000,000 outstanding shares of common stock. Due to the rising level of uncertainty in financial markets and the adverse effects of COVID-19 on the public health and our operators, our Board of Directors terminated the stock repurchase plan on March 25, 2020. During the year ended December 31, 2020, we purchased 615,827 shares at an average price of $29.25 per share, including commissions, for a total purchase price of $18,012,000.

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

Distributions. We declared and paid the following cash dividends (in thousands):

	Year Ended December 31,
	2020				2019				2018
	Declared		Paid		Declared		Paid		Declared	Paid
Common Stock (1)	$90,262	(2)	$90,262	(2)	$90,899	(3)	$90,899	(3)	$90,372	$90,372
(1)	Represents $0.19 per share per month for the years ended December 31, 2020, 2019 and 2018.

(2)	Includes $586 related to the vesting of performance-based stock units.

(3)	Includes $300 related to the vesting of performance-based stock units.

In January 2021, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of January, February and March 2021 payable on January 29, February 26, and March 31, 2021, respectively, to stockholders of record on January 21, February 18, and March 23, 2021, respectively.

Stock Based Compensation Plans. During 2015, we adopted, and our stockholders approved the 2015 Equity Participation Plan (the “2015 Plan”). Under the 2015 Plan, 1,400,000 shares of common stock have been reserved for awards, including nonqualified stock option grants and restricted stock grants to officers, employees, non-employee directors and consultants. As of December 31, 2020, we have 426,451 shares of common stock reserved for awards under the 2015 Plan. The terms of the awards granted under the 2015 Plan are set by our compensation committee at its discretion.

Restricted Stock and Performance-Based Stock Units. Restricted stock activity for the years ended December 31, 2020 and 2019 and 2018 was as follows:

	Year Ended December 31,
	2020	2019	2018
Outstanding, January 1	163,569	156,297	140,899
Granted	101,348	86,772	90,547
Vested	(84,477)	(79,500)	(75,149)
Outstanding, December 31	180,440	163,569	156,297

During the years ended December 31, 2020, 2019 and 2018, we granted 66,027, 60,836 and 66,171, respectively, of performance-based stock units. Additionally, during the years ended December 31, 2020, 2019 and 2018, the number of vested performance-based stock units were 81,574, 48,225 and 0, respectively. Total compensation expense related to restricted stock and performance-based stock units for the years ended December 31, 2020, 2019 and 2018 were $7,012,000, $6,566,000 and $5,870,000.

During 2020, 2019 and 2018, we granted 167,375, 147,608 and 156,718 shares of restricted common stock and performance-based stock units, respectively, under the 2015 plan as follows:

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

At December 31, 2020, the total number of restricted common stock that are scheduled to vest, performance-based stock units that could possibly vest and remaining compensation expense to be recognized related to the future service period of unvested outstanding restricted common stock and performance-based stock units are as follows (dollar amount in thousands):

	Number		Remaining
	of		Compensation
Vesting Date	Awards		Expense
2021	159,537	(1)	$5,201
2022	117,417	(2)	2,729
2023	96,520	(3)	367
Total	373,474		$8,297
(1)	Includes 66,171 performance-based stock units. The performance-based stock units are valued utilizing a lattice-binomial option pricing model based on Monte Carlo simulations. The company recognizes the fair value of the awards over the applicable vesting period as compensation expense.

(2)	Includes 60,836 performance-based stock units. See (1) above for valuation methodology.

(3)	Includes 66,027 performance-based stock units. See (1) above for valuation methodology.

Stock Options. During 2020, 2019 and 2018, we did not issue any stock options. Nonqualified stock option activity for the years ended December 31, 2020 and 2019 and 2018, was as follows:

				Weighted Average
	Shares			Price
	2020	2019	2018	2020	2019	2018
Outstanding, January 1	15,000	20,000	25,000	$38.43	$34.99	$32.92
Granted	—	—	—	n/a	n/a	n/a
Exercised	—	(5,000)	(5,000)	n/a	$24.65	$24.65
Canceled	—	—	—	n/a	n/a	n/a
Outstanding, December 31	15,000	15,000	20,000	$38.43	$38.43	$34.99

Exercisable, December 31(1)	15,000	15,000	2,000	$38.43	$38.43	$34.99
(1)	The aggregate intrinsic value of exercisable options at December 31, 2020, based upon the closing price of our common shares at December 31, 2020, the last trading day of 2020, was approximately $7,200. Options exercisable at December 31, 2020, 2019 and 2018 have a weighted average remaining contractual life of approximately 2.2 years, 3.2 years, and 3.3 years, respectively.

The options exercised during 2020, 2019 and 2018 were as follows:

		Weighted
		Average
	Options	Exercise	Option	Market
	Exercised	Price	Value	Value (1)
2020	—	$ n/a	$—	$—
2019	5,000	$24.65	$123,000	$233,000
2018	5,000	$24.65	$123,000	$205,000
(1)	As of the exercise dates.

We use the Black-Scholes-Merton formula to estimate the value of stock options granted to employees. This model requires management to make certain estimates including stock volatility, expected dividend yield and the expected term. Compensation expense related to the vesting of stock options for the years ended December 31, 2020, 2019 and 2018 was $0.

11. Commitments and Contingencies

At December 31, 2020, we had commitments as follows (in thousands):

				Total
	Investment		2020	Commitment	Remaining
	Commitment		Funding	Funded	Commitment
Real estate properties (Note 5. Real Estate Investments)	$12,670	(1)	$6,481	$7,347	$5,323
Accrued incentives and earn-out liabilities (Note 8. Lease Incentives)	9,000		—	—	9,000
Mortgage loans (Note 5. Real Estate Investments)	25,500	(2)	2,782	7,755	17,745
Joint venture investments (Note 6. Investments in Unconsolidated Joint Ventures)	13,000		5,000	5,000	8,000
Notes receivable (Note 7. Notes Receivable)	2,090		1,383	1,383	707
Total	$62,260		$15,646	$21,485	$40,775
(1)	Represents commitments to purchase land and improvements, if applicable, and to develop, re-develop, renovate or expand seniors housing and health care properties.

(2)	Represents $7,500 of commitments to expand and renovate the seniors housing and health care properties securing the mortgage loans and $18,000 represents contingent funding upon the borrower achieving certain coverage ratios.

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

For federal tax purposes, distributions to stockholders are treated as ordinary income, capital gains, return of capital or a combination thereof. Distributions for 2020, 2019 and 2018 were cash distributions. The federal income tax classification of the per share common stock distributions are as follows (unaudited):

	Year Ended December 31,
	2020	2019	2018
Ordinary taxable distribution	$0.936	$2.084	$0.349
Unrecaptured Section 1250 gain	0.894	0.132	0.636
Long-term capital gain	0.450	0.064	1.295
Total	$2.280	$2.280	$2.280

13. Net Income Per Common Share

Basic and diluted net income per share was as follows (in thousands except per share amounts):

	For the year ended December 31,
	2020	2019	2018
Net income	$95,677	$80,872	$155,076
Less income allocated to non-controlling interests	(384)	(346)	(95)
Less income allocated to participating securities:
Non-forfeitable dividends on participating securities	(397)	(372)	(357)
Income allocated to participating securities	(25)	(19)	(268)
Total net income allocated to participating securities (1)	(422)	(391)	(625)
Net income available to common stockholders	94,871	80,135	154,356
Effect of dilutive securities:
Participating securities (2)	—	—	625
Net income for diluted net income per share	$94,871	$80,135	$154,981

Shares for basic net income per share	39,179	39,571	39,477
Effect of dilutive securities:
Stock options	—	4	3
Performance-based stock units	85	184	203
Participating securities (2)	—	—	156
Total effect of dilutive securities	85	188	362
Shares for diluted net income per share	39,264	39,759	39,839

Basic net income per share	$2.42	$2.03	$3.91
Diluted net income per share	$2.42	$2.02	$3.89
(1)	Under the two-class method of computing earnings per share in accordance with GAAP, income (loss) allocated to participating securities in calculated independently for each quarter and year-to-date period. Therefore, the sum of the amounts for the quarter may not agree with the amounts for the year.

(2)	For the years ended December 31, 2020 and 2019, the participating securities have been excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.

14. Quarterly Financial Information

	For the quarter ended
	March 31,	June 30,	September 30,	December 31,

	(unaudited, in thousands except per share amounts)
2020
Revenues	$46,410	$28,481	$38,173	$46,273
Net income available to common stockholders	$63,370	$1,773	$12,114	$17,470
Net income per common share available to common stockholders:
Basic	$1.60	$0.05	$0.31	$0.45
Diluted	$1.60	$0.05	$0.31	$0.45
Dividends per share declared	$0.57	$0.57	$0.57	$0.57
Dividends per share paid	$0.57	$0.57	$0.57	$0.57
2019
Revenues	$45,456	$46,266	$47,119	$46,463
Net income available to common stockholders	$20,254	$20,352	$27,080	$12,449
Net income per common share available to common stockholders:
Basic	$0.51	$0.51	$0.68	$0.31
Diluted	$0.51	$0.51	$0.68	$0.31
Dividends per share declared	$0.57	$0.57	$0.57	$0.57
Dividends per share paid	$0.57	$0.57	$0.57	$0.57

NOTE:	Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year.

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

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments. We do not invest our cash in auction rate securities. The carrying value and fair value of our financial instruments as of December 31, 2020 and 2019 assuming election of fair value for our financial assets and financial liabilities were as follows (in thousands):

	At December 31, 2020			At December 31, 2019
	Carrying	Fair		Carrying	Fair
	Value	Value		Value	Value
Mortgage loans receivable	$257,251	$299,751	(1)	$254,099	$312,824	(1)
Bank borrowings	89,900	89,900	(2)	93,900	93,900	(2)
Senior unsecured notes, net of debt issue costs	559,482	560,140	(3)	599,488	612,375	(3)
(1)	Our investment in mortgage loans receivable is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash inflows of the mortgage loans receivable at December 31, 2020 and 2019 was 10.0% and 9.0%, respectively.

(2)	Our bank borrowings bear interest at a variable interest rate. The estimated fair value of our bank borrowings approximated their carrying values at December 31, 2020 and 2019 based upon prevailing market interest rates for similar debt arrangements.

(3)	Our obligation under our senior unsecured notes is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is measured based upon management’s estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities. At December 31, 2020, the discount rate used to value our future cash outflow of our senior unsecured notes was 3.25% for those maturing before year 2026 and 3.50% for those maturing at or beyond year 2026. At December 31, 2019, the discount rate used to value our future cash outflow of our senior unsecured notes was 3.70% for those maturing before year 2026 and 3.90% for those maturing beyond year 2026.

16. Subsequent Events

The following events occurred subsequent to the balance sheet date:

Real Estate. We transitioned 11 assisted living communities previously leased to Senior Lifestyle to two operators. These communities are located in Illinois, Ohio and Wisconsin. Total cash rent expected under these master lease agreements is $5,250,000 for the first lease year, $7,078,000 for the second lease year and $7,303,000 for the third lease year, escalating 2% annually thereafter. Additionally, we reduced 2021 rent escalations by 50% in the form of a rent credit to provide financial support to the majority of our operating partners. The rent escalation reduction is expected to have an approximate $530,000 impact on 2021 GAAP revenue.

Debt. Paid $7,000,000 in regular scheduled principal payments under our senior unsecured notes. Accordingly, we have $552,482,000 outstanding, net of debt issue costs, under our senior unsecured notes. Additionally, we borrowed $9,000,000 under our unsecured revolving line of credit. Accordingly, we have $98,900,000 outstanding and $501,100,000 available for borrowing under our unsecured revolving line of credit.

Notes Receivable. Received $900,000 for the payoff of a note receivable.

Equity. We declared a monthly cash dividend of $0.19 per share on our common stock for the months of January, February, and March 2021, payable on January 29, February 26, and March 31, 2021, respectively, to stockholders of record on January 21, February 18, and March 23, 2021, respectively.

LTC PROPERTIES, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions
		(Recovered)
	Balance at	charged to	Charged to
	beginning of	costs and	other		Balance at end
Account Description	period	expenses	accounts (1)	Deductions (2)	of period
Year ended December 31, 2018
Loan loss reserves	$2,255	$192	$—	$—	$2,447
Other notes receivable allowance	166	(38)	—	—	128
Straight-line rent receivable allowance	814	(68)	—	—	746
	$3,235	$86	$—	$—	$3,321
Year ended December 31, 2019
Loan loss reserves	$2,447	$113	$—	$—	$2,560
Other notes receivable allowance	128	53	—	—	181
Straight-line rent receivable allowance	746	—	(746)	—	—
	$3,321	$166	$(746)	$—	$2,741
Year ended December 31, 2020
Loan loss reserves	$2,560	$32	$—	$—	$2,592
Other notes receivable allowance	181	(35)	—	—	146
	$2,741	$(3)	$—	$—	$2,738
(1)	In conjunction with adoption of ASC 842, we wrote-off our 1% general straight-line reserve. The write-off was charged to retained earnings.

(2)	Deductions represent uncollectible accounts written off.

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

				Costs
				capitalized	Gross amount at which carried at
		Initial cost to company		subsequent	December 31, 2020
			Building and	to		Building and		Accum	Construction/	Acquisition
	Encumbrances	Land	improvements	acquisition	Land	improvements	Total (1)	deprec.	renovation date	date
Skilled Nursing Properties:
134 Alamogordo, NM	$—	$210	$2,593	$641	$210	$3,234	$3,444	$1,583	1985	2001
218 Albuquerque, NM	—	1,696	3,891	530	1,696	4,421	6,117	2,067	2008	2005
219 Albuquerque, NM	—	1,950	8,910	207	1,950	9,117	11,067	4,091	1982	2005
220 Albuquerque, NM	—	2,463	7,647	9	2,463	7,656	10,119	3,407	1970	2005
252 Amarillo, TX	—	844	—	7,925	844	7,925	8,769	2,179	2013	2011
247 Arlington, TX	—	1,016	13,649	—	1,016	13,649	14,665	4,393	2007	2011
007 Bradenton, FL	—	330	2,720	160	330	2,880	3,210	2,265	2012	1993
256 Brownwood, TX	—	164	6,336	—	164	6,336	6,500	1,770	2011	2012
177 Chesapeake, VA	—	388	3,469	2,777	388	6,246	6,634	3,762	2017	1995
257 Cincinnati, OH	—	1,890	25,110	—	1,890	25,110	27,000	4,927	2009	2012
125 Clovis, NM	—	561	5,539	307	561	5,846	6,407	2,872	2006	2001
129 Clovis, NM	—	598	5,902	59	598	5,961	6,559	2,949	1995	2001
267 Cold Spring, KY	—	2,050	21,496	—	2,050	21,496	23,546	5,288	2014	2012
253 Colton, CA	—	2,474	15,158	—	2,474	15,158	17,632	3,942	1990	2011
246 Crowley, TX	—	2,247	14,276	—	2,247	14,276	16,523	4,551	2007	2011
235 Daleville, VA	—	279	8,382	—	279	8,382	8,661	2,801	2005	2010
258 Dayton, OH	—	373	26,627	—	373	26,627	27,000	5,269	2010	2012
196 Dresden, TN	—	31	1,529	1,073	31	2,602	2,633	1,261	2014	2000
298 Forth Worth, TX	—	2,785	7,546	—	2,785	7,546	10,331	2,211	1998	2015
026 Gardendale, AL	—	100	7,550	2,084	100	9,634	9,734	6,470	2011	1996
248 Granbury, TX	—	836	6,693	—	836	6,693	7,529	2,789	2008	2011
250 Hewitt, TX	—	1,780	8,220	99	1,780	8,319	10,099	2,298	2008	2011
319 Independence, MO	—	2,644	13,942	—	2,644	13,942	16,586	180	2020	2019
318 Kansas City, MO	—	1,229	18,369	69	1,229	18,438	19,667	726	2018	2019
008 Lecanto, FL	—	351	2,665	2,737	351	5,402	5,753	4,011	2012	1993
322 Longview, TX	—	1,405	12,176	—	1,405	12,176	13,581	425	2014	2020
300 Mansfield, TX	—	2,890	13,110	—	2,890	13,110	16,000	2,400	2015	2016
053 Mesa, AZ	—	305	6,909	1,876	305	8,785	9,090	6,121	1996	1996
242 Mission, TX	—	1,111	16,602	—	1,111	16,602	17,713	4,868	2004	2010
115 Nacogdoches, TX	—	100	1,738	168	100	1,906	2,006	1,243	1973	1997
233 Nacogdoches, TX	—	394	7,456	268	394	7,724	8,118	2,463	1991	2010
249 Nacogdoches, TX	—	1,015	11,109	—	1,015	11,109	12,124	4,007	2007	2011
245 Newberry, SC	—	439	4,639	608	439	5,247	5,686	1,959	1995	2011
244 Newberry, SC	—	919	5,454	131	919	5,585	6,504	2,060	2001	2011
251 Pasadena, TX	—	1,155	14,345	522	1,155	14,867	16,022	3,890	2005	2011
193 Phoenix, AZ	—	300	9,703	92	300	9,795	10,095	6,105	1985	2000
094 Portland, OR	—	100	1,925	3,152	100	5,077	5,177	3,661	2007	1997
254 Red Oak, TX	—	1,427	17,173	—	1,427	17,173	18,600	4,510	2002	2012
197 Ripley, TN	—	20	985	1,638	20	2,623	2,643	1,305	2014	2000

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

				Costs
				capitalized	Gross amount at which carried at
		Initial cost to company		subsequent	December 31, 2020
			Building and	to		Building and		Accum	Construction/	Acquisition
	Encumbrances	Land	improvements	acquisition	Land	improvements	Total (1)	deprec.	renovation date	date
133 Roswell, NM	$—	$568	$5,235	$1,396	$568	$6,631	$7,199	$3,161	1975	2001
081 Sacramento, CA	—	220	2,929	1,481	220	4,410	4,630	2,638	2015	1997
281 Slinger, WI	—	464	13,482	—	464	13,482	13,946	3,030	2014	2015
234 St. Petersburg, FL	—	1,070	7,930	500	1,070	8,430	9,500	2,488	1988	2010
243 Stephenville, TX	—	670	10,117	500	670	10,617	11,287	3,218	2009	2010
225 Tacoma, WA	—	723	6,401	901	723	7,302	8,025	3,469	2009	2006
178 Tappahannock, VA	—	375	1,327	397	375	1,724	2,099	1,528	1978	1995
270 Trinity, FL	—	1,653	12,748	—	1,653	12,748	14,401	2,956	2008	2013
192 Tucson, AZ	—	276	8,924	112	276	9,036	9,312	5,626	1992	2000
305 Union, KY	—	858	24,116	—	858	24,116	24,974	1,652	2019	2016
299 Weatherford, TX	—	836	11,902	—	836	11,902	12,738	2,845	1996	2015
236 Wytheville, VA	—	647	12,167	—	647	12,167	12,814	4,866	1996	2010
Skilled Nursing Properties	$—	$49,229	$478,821	$32,419	$49,229	$511,240	$560,469	$160,556
Assisted Living Properties:
317 Abington, VA	—	541	16,355	—	541	16,355	16,896	815	2015	2019
077 Ada, OK	—	100	1,650	89	100	1,739	1,839	1,008	1996	1996
105 Arvada, CO	—	100	2,810	7,003	100	9,813	9,913	3,514	2014	1997
304 Athens, GA	—	1,056	13,326	—	1,056	13,326	14,382	1,681	2016	2016
063 Athens, TX	—	96	1,510	104	96	1,614	1,710	1,033	1995	1996
320 Auburn Hills, MI	—	1,964	4,577	1,024	1,964	5,601	7,565	324	1995	2019
269 Aurora, CO	—	850	8,583	—	850	8,583	9,433	2,133	2014	2013
260 Aurora, CO	—	831	10,071	—	831	10,071	10,902	2,370	1999	2012
203 Bakersfield, CA	—	834	11,986	2,208	834	14,194	15,028	6,854	2002	2001
117 Beatrice, NE	—	100	2,173	243	100	2,416	2,516	1,367	1997	1997
277 Burr Ridge, IL	—	1,400	11,102	—	1,400	11,102	12,502	2,106	2016	2014
278 Castle Rock, CO	—	759	6,005	—	759	6,005	6,764	1,264	2012	2014
311 Cedarburg, WI	—	924	21,083	—	924	21,083	22,007	1,441	2019	2017
160 Central, SC	—	100	2,321	85	100	2,406	2,506	1,153	1998	1999
263 Chatham, NJ	—	5,365	36,399	—	5,365	36,399	41,764	8,252	2002	2012
307 Clovis, CA	—	2,542	19,126	—	2,542	19,126	21,668	1,923	2014	2017
308 Clovis, CA	—	3,054	14,172	—	3,054	14,172	17,226	1,371	2016	2017
279 Corpus Christi, TX	—	880	11,440	147	880	11,587	12,467	2,076	2016	2015
292 De Forest, WI	—	485	5,568	43	485	5,611	6,096	895	2006	2015
057 Dodge City, KS	—	84	1,666	7	84	1,673	1,757	1,074	1995	1995
083 Durant, OK	—	100	1,769	36	100	1,805	1,905	1,063	1997	1997
107 Edmond, OK	—	100	1,365	636	100	2,001	2,101	1,117	1996	1997
163 Ft. Collins, CO	—	100	2,961	3,479	100	6,440	6,540	2,710	2014	1999
170 Ft. Collins, CO	—	100	3,400	4,684	100	8,084	8,184	3,079	2014	1999
132 Ft. Meyers, FL	—	100	2,728	10	100	2,738	2,838	1,574	1998	1998
315 Ft. Worth, TX	—	1,534	11,099	—	1,534	11,099	12,633	791	2014	2018
100 Fremont ,OH	—	100	2,435	117	100	2,552	2,652	1,514	1997	1997
267 Frisco, TX	—	1,000	5,154	—	1,000	5,154	6,154	1,348	2014	2012
314 Frisco, TX	—	2,216	10,417	—	2,216	10,417	12,633	759	2015	2018
296 Glenview, IL	—	2,800	14,248	—	2,800	14,248	17,048	1,672	2017	2015
167 Goldsboro, NC	—	100	2,385	64	100	2,449	2,549	1,104	1998	1999
056 Great Bend, KS	—	80	1,570	21	80	1,591	1,671	1,142	1995	1995
102 Greeley, CO	—	100	2,310	313	100	2,623	2,723	1,523	1997	1997
284 Green Bay, WI	—	1,660	19,079	404	1,660	19,483	21,143	3,223	2004	2015
164 Greenville, NC	—	100	2,478	17	100	2,495	2,595	1,288	1998	1999
062 Greenville, TX	—	42	1,565	84	42	1,649	1,691	1,043	1995	1996
161 Greenwood, SC	—	100	2,638	135	100	2,773	2,873	1,403	1998	1999
241 Gulf Breeze, FL	—	720	2,839	261	720	3,100	3,820	1,342	2000	2010
295 Jacksonville, FL	—	1,389	12,756	689	1,389	13,445	14,834	1,803	2015	2015
066 Jacksonville, TX	—	100	1,900	77	100	1,977	2,077	1,253	1996	1996
310 Kansas City, MO	—	1,072	15,552	—	1,072	15,552	16,624	1,249	2017	2017
285 Kenosha, WI	—	936	12,361	245	936	12,606	13,542	1,878	2008	2015
255 Littleton, CO	—	1,882	8,248	—	1,882	8,248	10,130	1,887	2013	2012
268 Littleton, CO	—	1,200	8,688	—	1,200	8,688	9,888	2,228	2014	2013
148 Longmont, CO	—	100	2,640	2	100	2,642	2,742	1,508	1998	1998
060 Longview, TX	—	38	1,568	127	38	1,695	1,733	1,088	1995	1995
261 Louisville, CO	—	911	11,703	—	911	11,703	12,614	2,703	2000	2012

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

				Costs
				capitalized	Gross amount at which carried at
		Initial cost to company		subsequent	December 31, 2020
			Building and	to		Building and		Accum	Construction/	Acquisition
	Encumbrances	Land	improvements	acquisition	Land	improvements	Total (1)	deprec.	renovation date	date
301 Louisville, KY	$—	$1,021	$13,157	$110	$1,021	$13,267	$14,288	$1,648	2016	2016
114 Loveland, CO	—	100	2,865	293	100	3,158	3,258	1,836	1997	1997
068 Lufkin, TX	—	100	1,950	94	100	2,044	2,144	1,289	1996	1996
061 Marshall, TX	—	38	1,568	534	38	2,102	2,140	1,360	1995	1995
293 McHenry, IL	—	1,289	28,976	310	1,289	29,286	30,575	4,592	2005	2015
058 McPherson, KS	—	79	1,571	9	79	1,580	1,659	1,130	1994	1995
313 Medford, OR		636	17,810	—	636	17,810	18,446	481	2020	2018
316 Medford, OR	—	750	13,650	—	750	13,650	14,400	1,006	1984	2018
239 Merritt Island, FL	—	550	8,150	100	550	8,250	8,800	2,586	2004	2010
104 Millville, NJ	—	100	2,825	832	100	3,657	3,757	1,895	1997	1997
286 Milwaukee, WI	—	818	8,014	65	818	8,079	8,897	1,309	2007	2015
231 Monroeville, PA	—	526	5,334	435	526	5,769	6,295	2,018	1997	2009
280 Murrells Inlet, SC	—	2,490	14,185	—	2,490	14,185	16,675	2,318	2016	2015
294 Murrieta, CA	—	2,022	11,136	—	2,022	11,136	13,158	1,872	2016	2015
289 Neenah, WI	—	694	20,839	251	694	21,090	21,784	3,189	1991	2015
166 New Bern, NC	—	100	2,427	7	100	2,434	2,534	1,146	1998	1999
118 Newark, OH	—	100	2,435	295	100	2,730	2,830	1,521	1997	1997
143 Niceville, FL	—	100	2,680	64	100	2,744	2,844	1,531	1998	1998
095 Norfolk, NE	—	100	2,123	311	100	2,434	2,534	1,368	1997	1997
306 Oak Lawn, IL	—	1,591	13,772	—	1,591	13,772	15,363	1,303	2018	2016
290 Oshkosh, WI	—	1,525	9,192	184	1,525	9,376	10,901	3,084	2009	2015
291 Oshkosh, WI	—	475	7,364	44	475	7,408	7,883	1,189	2005	2015
302 Overland Park, KS	—	1,951	11,882	281	1,951	12,163	14,114	1,733	2013	2016
232 Pittsburgh, PA	—	470	2,615	333	470	2,948	3,418	1,119	1994	2009
165 Rocky Mount, NC	—	100	2,494	194	100	2,688	2,788	1,211	1998	1999
059 Salina, KS	—	79	1,571	139	79	1,710	1,789	1,132	1994	1995
084 San Antonio, TX	—	100	1,900	13	100	1,913	2,013	1,141	1997	1997
092 San Antonio, TX	—	100	2,055	33	100	2,088	2,188	1,229	1997	1997
288 Sheboygan, WI	—	1,168	5,382	245	1,168	5,627	6,795	1,024	2006	2015
149 Shelby, NC	—	100	2,805	112	100	2,917	3,017	1,603	1998	1998
312 Spartanburg, SC	—	254	9,906	1,520	254	11,426	11,680	1,467	1999	2017
150 Spring Hill, FL	—	100	2,650	24	100	2,674	2,774	1,514	1998	1998
103 Springfield, OH	—	100	2,035	300	100	2,335	2,435	1,358	1997	1997
321 Sterling Heights, MI	—	1,133	11,487	992	1,133	12,479	13,612	525	1997	2019
162 Sumter, SC	—	100	2,351	84	100	2,435	2,535	1,196	1998	1999
140 Tallahassee, FL	—	100	3,075	2	100	3,077	3,177	1,760	1998	1998
098 Tiffin, OH	—	100	2,435	279	100	2,714	2,814	1,506	1997	1997
282 Tinley Park, IL	—	702	11,481	—	702	11,481	12,183	1,942	2016	2015
088 Troy, OH	—	100	2,435	608	100	3,043	3,143	1,735	1997	1997
080 Tulsa, OK	—	200	1,650	11	200	1,661	1,861	1,000	1997	1997
093 Tulsa, OK	—	100	2,395	23	100	2,418	2,518	1,429	1997	1997
238 Tupelo, MS	—	1,170	8,230	30	1,170	8,260	9,430	2,669	2000	2010
075 Tyler, TX	—	100	1,800	10	100	1,810	1,910	1,096	1996	1996
202 Vacaville, CA	—	1,662	11,634	2,524	1,662	14,158	15,820	6,903	2002	2001
091 Waco, TX	—	100	2,235	134	100	2,369	2,469	1,335	1997	1997
096 Wahoo, NE	—	100	2,318	166	100	2,484	2,584	1,463	1997	1997
108 Watauga, TX	—	100	1,668	12	100	1,680	1,780	990	1996	1997
287 Waukesha, WI	—	992	15,183	235	992	15,418	16,410	2,340	2009	2015
109 Weatherford, OK	—	100	1,669	601	100	2,270	2,370	1,334	1996	1997
309 West Chester, OH	—	2,355	13,553	145	2,355	13,698	16,053	1,379	2017	2017
276 Westminster, CO	—	1,425	9,575	—	1,425	9,575	11,000	2,146	2015	2013
110 Wheelersburg, OH	—	29	2,435	250	29	2,685	2,714	1,529	1997	1997
303 Wichita, KS	—	1,422	9,957	285	1,422	10,242	11,664	1,498	2011	2016
259 Wichita, KS	—	730	—	9,682	730	9,682	10,412	2,484	2013	2012
283 Wichita, KS	—	624	13,846	—	624	13,846	14,470	1,652	2016	2015
076 Wichita Falls, TX	—	100	1,850	10	100	1,860	1,960	1,126	1996	1996
120 Wichita Falls, TX	—	100	2,750	131	100	2,881	2,981	1,687	1997	1997
265 Williamstown, NJ	—	711	6,637	—	711	6,637	7,348	1,662	2000	2012
264 Williamstown, NJ	—	711	8,649	—	711	8,649	9,360	1,983	2000	2012
099 York, NE	—	100	2,318	122	100	2,440	2,540	1,431	1997	1997
Assisted Living Properties	$—	$75,637	$758,713	$45,822	$75,637	$804,535	$880,172	$187,948

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

				Costs
				capitalized	Gross amount at which carried at
		Initial cost to company		subsequent	December 31, 2020
			Building and	to		Building and			Accum	Construction/	Acquisition
	Encumbrances	Land	improvements	acquisition	Land	improvements	Total (1)		deprec.	renovation date	date
Other:
Properties:
297 Las Vegas, NV	—	1,965	7,308	1,144	1,965	8,452	10,417		1,139	1990/1994	2015
Properties	—	1,965	7,308	1,144	1,965	8,452	10,417		1,139
Land:
271 Howell, MI	—	420	—	—	420	—	420		—	N/A	2013
272 Milford, MI	—	450	—	—	450	—	450		—	N/A	2014
275 Yale, MI	—	73	—	—	73	—	73		—	N/A	2013
Land	—	943	—	—	943	—	943		—
Other Properties	—	2,908	7,308	1,144	2,908	8,452	11,360		1,139
	$—	$127,774	$1,244,842	$79,385	$127,774	$1,324,227	$1,452,001	(2)	$349,643
(1)	Depreciation is computed principally by the straight-line method for financial reporting purposes which generally range of a life from 5 to 15 years for furniture and equipment, 35 to 50 years for buildings, 10 to 20 years for site improvements, 10 to 50 years for building improvements and the respective lease term for acquired lease intangibles.

(2)	As of December 31, 2020, our aggregate cost for Federal income tax purposes was $1,458,253.

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

Activity for the years ended December 31, 2020, 2019 and 2018 is as follows:

	For the Year Ended December 31,
	2020	2019	2018
Reconciliation of real estate:
Carrying cost:
Balance at beginning of period	$1,484,571	$1,421,456	$1,392,122
Acquisitions	13,581	58,414	40,408
Improvements	23,612	23,363	38,528
Capitalized interest	354	608	1,248
Cost of real estate sold	(66,140)	(19,270)	(50,850)
Impairment loss from real estate investments	(3,977)	—	—
Ending balance	$1,452,001	$1,484,571	$1,421,456
Accumulated depreciation:
Balance at beginning of period	$347,755	$314,875	$306,033
Depreciation expense	38,945	39,094	37,416
Cost of real estate sold	(37,057)	(6,214)	(28,574)
Ending balance	$349,643	$347,755	$314,875

LTC PROPERTIES, INC.

SCHEDULE IV

MORTGAGE LOANS RECEIVABLE ON REAL ESTATE

(in thousands)

										Principal
										Amount of
									Carrying	Loans
							Current		Amount of	Subject to
	(Unaudited)						Monthly	Face	Mortgages	Delinquent
	Number of				Final	Balloon	Debt	Amount of	December 31,	Principal or
State	Properties		Units/Beds (3)	Interest Rate (1)	Maturity Date	Amount (2)	Service	Mortgages	2020	Interest
MI	15		1,941	10.14%	2043	$163,214	$1,569	$190,214	$184,506	$—
MI	4		501	9.33%	2045	35,180	303	39,010	38,541	—
MI	1		157	9.62%	2045	14,325	120	15,000	14,776	—
MI	2		205	9.41%	2045	19,624	154	19,624	19,428	—
	22	(4)	2,804			$232,343	$2,146	$263,848	$257,251	$—
(1)	Represents current stated interest rate. Generally, the loans have a 30-year amortization with principal and interest payable at varying amounts over the life to maturity with annual interest adjustments through specified fixed rate increases effective either on the first anniversary or calendar year of the loan.

(2)	Balloon payment is due upon maturity.

(3)	This number is based upon unit/bed counts shown on operating licenses provided to us by borrowers or units/beds as stipulated by mortgage documents. We have found during the years that these numbers often differ, usually not materially, from units/beds in operation at any point in time. The differences are caused by such things as operators converting a patient/resident room for alternative uses, such as offices or storage, or converting a multi-patient room/unit into a single patient room/unit. We monitor our properties on a routine basis through site visits and reviews of current licenses. In an instance where such change would cause a de-licensing of beds or in our opinion impact the value of the property, we would take action against the borrower to preserve the value of the property/collateral.

(4)	Includes 4 first-lien mortgage loans as follows:

Number of Loans	Original loan amounts
0	$ 500 - $2,000
0	$2,001 - $3,000
0	$3,001 - $4,000
0	$4,001 - $5,000
0	$5,001 - $6,000
0	$6,001 - $7,000
4	$7,001 +

Mortgage loans receivable activity for the years ended December 31, 2020, 2019 and 2018 is as follows:

Balance— December 31, 2017	$223,907
New mortgage loans	14,525
Other additions	6,839
Land conveyance	—
Amortization of mortgage premium	(4)
Collections of principal	(2,136)
Foreclosures	—
Loan loss reserve	(192)
Other deductions	—
Balance— December 31, 2018	242,939
New mortgage loans	7,500
Other additions	4,842
Land conveyance	—
Amortization of mortgage premium	(4)
Collections of principal	(1,065)
Foreclosures	—
Loan loss reserve	(113)
Other deductions	—
Balance— December 31, 2019	254,099
New mortgage loans	—
Other additions	4,253
Land conveyance	—
Amortization of mortgage premium	(4)
Collections of principal	(1,065)
Foreclosures	—
Loan loss reserve	(32)
Other deductions	—
Balance— December 31, 2020	$257,251

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control— Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of the end of the fiscal year ended December 31, 2020, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2020, has been audited by Ernst &Young LLP, independent registered public accounting firm. Ernst & Young LLP’s report on our internal control over financial reporting appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of LTC Properties, Inc.

Opinion on Internal Control over Financial Reporting

We have audited LTC Properties, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, LTC Properties, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, and the related consolidated statements of income and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedules listed in the Index at Item 15(a) and our report dated February 18, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Los Angeles, California

February 18, 2021

Item 9B. OTHER INFORMATION

On February 11, 2021, our Board of Directors amended the Company’s Bylaws by adding new Section 1.14 to opt-out of the Maryland Control Share Acquisition Act, and making certain technical and clarifying changes, and restating the Bylaws as so amended in their entirety. A description of the Maryland Control Share Acquisition Act is contained in Exhibit 4.1 to this Annual Report on Form 10-K.

The foregoing summary of the amendment to the Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the amended and restated Bylaws, which is attached hereto as Exhibit 3.2.2 and incorporated herein by reference.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our definitive proxy statement for the 2021 Annual Meeting of Stockholders (to be filed with the SEC within 120 days of our December 31, 2020 fiscal year end) under the headings “Proposal 1 Election of Directors,” “Corporate Governance Principles and Board Matters,” and “Executive Officers.”

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our definitive proxy statement for the 2021 Annual Meeting of Stockholders (to be filed with the SEC within 120 days of our December 31, 2020 fiscal year end) under the headings “Executive Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Director Compensation,” and “Compensation Committee Report.”

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our definitive proxy statement for the 2021Annual Meeting of Stockholders (to be filed with the SEC within 120 days of our December 31, 2020 fiscal year end) under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our definitive proxy statement for the 2021 Annual Meeting of Stockholders (to be filed with the SEC within 120 days of our December 31, 2020 fiscal year end) under the heading “Certain Relationships and Related Transactions, and Director Independence.”

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our definitive proxy statement for the 2021 Annual Meeting of Stockholders (to be filed with the SEC within 120 days of our December 31, 2020 fiscal year end) under the heading “Independent Registered Public Accounting Firm Fees and Services.”

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

(a)(3) Exhibits

Exhibit Number	Description
3.1	LTC Properties, Inc. Articles of Restatement (incorporated by reference to Exhibit 3.1.2 to the registrant’s Current Report on Form 8-K filed June 6, 2016)
3.2.1	First Amendment to Bylaws of LTC Properties, Inc. (incorporated by reference to Exhibit 3.2.1 to the registrant’s Current Report on Form 8 K filed April 21, 2020)
3.2.2	Bylaws of LTC Properties, Inc., as Amended and Restated February 11, 2021
3.2.3	Bylaws of LTC Properties, Inc., as Amended and Restated February 11, 2021 (redline version)
4.1	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934
10.1	Note Purchase Agreement dated February 16, 2017 (incorporated by reference to Exhibit 10.7 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016)
10.2

Note Purchase and Private Shelf Agreement between LTC Properties, Inc., and AIG Asset Management (U.S.) LLC dated August 4, 2015 (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015)

10.3

Amended and Restated Note Purchase and Private Shelf Agreement between LTC Properties, Inc., and AIG Asset Management (U.S.) LLC dated June 2, 2016 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 6, 2016)

10.4

Equity Distribution Agreement, dated March 1, 2019, by and between LTC Properties, Inc. and JMP Securities LLC (incorporated by reference to Exhibit 1.1 to the registrant’s Current Report on Form 8-K filed March 1, 2019)

10.5

Equity Distribution Agreement, dated March 1, 2019, by and between LTC Properties, Inc., and Credit Agricole Securities (USA) Inc. (incorporated by reference to Exhibit 1.2 to the registrant’s Current Report on Form 8-K filed March 1, 2019)

10.6

Equity Distribution Agreement, dated March 1, 2019, by and between LTC Properties, Inc., and KeyBanc Capital Markets Inc. (incorporated by reference to Exhibit 1.3 to the registrant’s Current Report on Form 8-K filed March 1, 2019)

Exhibit Number	Description
10.7

Equity Distribution Agreement, dated March 1, 2019, by and between LTC Properties, Inc., and Mizuho Securities USA Inc. (incorporated by reference to Exhibit 1.4 to the registrant’s Current Report on Form 8-K filed March 1, 2019)

10.8	Second Amended and Restated Credit Agreement dated June 27, 2018 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 28, 2018)
10.9	Employment Agreement of Wendy Simpson dated November 12, 2014 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed November 12, 2014)
10.10	Employment Agreement of Pamela Kessler, effective as of November 12, 2014 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed November 12, 2014)
10.11+	Employment Agreement of Clint Malin, effective as of November 12, 2014 (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed November 12, 2014)
10.12+	Annual Cash Bonus Incentive Plan, effective as of October 27, 2014 (incorporated by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014)
10.13+	The 2015 Equity Participation Plan of LTC Properties, Inc. (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-8 (File No. 333-205115)
10.14+	Form of Stock Option Agreement under the 2015 Equity Participation Plan (incorporated by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015)
10.15+

Form of Restricted Stock Agreement under the 2015 Equity Participation Plan (incorporated by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015)

10.16+

Form of Performance Based Market Stock Unit Agreement under the 2015 Equity Participation Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed June 6, 2016)

10.17+

Form of Indemnification Agreement dated as of July 30, 2009 between LTC Properties, Inc. and its Directors and Officers (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

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
Dated: February 18, 2021

By:	/s/ CAROLINE CHIKHALE CAROLINE CHIKHALE Executive Vice President, Chief Accounting Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Wendy L. Simpson WENDY L. SIMPSON	Chairman and Chief Executive Officer (Principal Executive Officer)	February 18, 2021

/s/ Pamela J. Kessler PAMELA J. KESSLER	Co-President, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)	February 18, 2021

/s/ Boyd Hendrickson BOYD HENDRICKSON	Director	February 18, 2021

/s/ Devra G. Shapiro DEVRA G. SHAPIRO	Director	February 18, 2021

/s/ James J. Pieczynski JAMES J. PIECZYNSKI	Director	February 18, 2021

/s/ Timothy J. Triche TIMOTHY J. TRICHE	Director	February 18, 2021