Form 10-Q
period 2021-03-31
LTC PROPERTIES INC
filed 2021-04-29
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Yes ☐ No ☑

The number of shares of common stock outstanding on April 22, 2021 was 39,364,622.

LTC PROPERTIES, INC.

FORM 10-Q

March 31, 2021

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share)

	March 31, 2021	December 31, 2020
ASSETS
Investments:
Land	$126,331	$127,774
Buildings and improvements	1,314,707	1,324,227
Accumulated depreciation and amortization	(354,623)	(349,643)
Operating real estate property, net	1,086,415	1,102,358
Properties held-for-sale, net of accumulated depreciation: 2021—$3,512; 2020—$0	4,512	—
Real property investments, net	1,090,927	1,102,358

Mortgage loans receivable, net of loan loss reserve: 2021—$2,592; 2020—$2,592	257,282	257,251
Real estate investments, net	1,348,209	1,359,609
Notes receivable, net of loan loss reserve: 2021—$137; 2020—$146	13,577	14,465
Investments in unconsolidated joint ventures	19,340	11,340
Investments, net	1,381,126	1,385,414

Other assets:
Cash and cash equivalents	8,201	7,772
Debt issue costs related to bank borrowings	1,104	1,324
Interest receivable	34,491	32,746
Straight-line rent receivable	24,377	24,452
Lease incentives	2,349	2,462
Prepaid expenses and other assets	3,655	5,316
Total assets	$1,455,303	$1,459,486
LIABILITIES
Bank borrowings	$106,900	$89,900
Senior unsecured notes, net of debt issue costs: 2021—$619; 2020—$658	552,521	559,482
Accrued interest	3,347	4,216
Accrued expenses and other liabilities	27,764	30,082
Total liabilities	690,532	683,680
EQUITY
Stockholders’ equity:
Common stock: $0.01 par value; 60,000 shares authorized; shares issued and outstanding: 2021—39,362; 2020—39,242	394	392
Capital in excess of par value	851,150	852,780
Cumulative net income	1,402,537	1,388,775
Cumulative distributions	(1,497,714)	(1,474,545)
Total LTC Properties, Inc. stockholders’ equity	756,367	767,402
Non-controlling interests	8,404	8,404
Total equity	764,771	775,806
Total liabilities and equity	$1,455,303	$1,459,486

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(amounts in thousands, except per share, unaudited)

	Three Months Ended
	March 31,
	2021	2020
Revenues:
Rental income	$31,973	$38,035
Interest income from mortgage loans	7,922	7,777
Interest and other income	385	598
Total revenues	40,280	46,410
Expenses:
Interest expense	6,972	7,710
Depreciation and amortization	9,877	9,669
(Recovery) provision for credit losses	(9)	1
Transaction costs	92	70
Property tax expense	3,981	4,223
General and administrative expenses	5,033	5,100
Total expenses	25,946	26,773
Other operating income:
(Loss) gain on sale of real estate, net	(773)	43,854
Operating income	13,561	63,491
Income from unconsolidated joint ventures	289	231
Net income	13,850	63,722
Income allocated to non-controlling interests	(88)	(89)
Net income attributable to LTC Properties, Inc.	13,762	63,633
Income allocated to participating securities	(120)	(263)
Net income available to common stockholders	$13,642	$63,370

Earnings per common share:
Basic	$0.35	$1.60
Diluted	$0.35	$1.60

Weighted average shares used to calculate earnings per common share:
Basic	39,100	39,539
Diluted	39,179	39,541

Dividends declared and paid per common share	$0.57	$0.57

Comprehensive Income:
Net income	$13,850	$63,722
Comprehensive income	$13,850	$63,722

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

			Capital in	Cumulative		Total	Non-
	Common Stock		Excess of	Net	Cumulative	Stockholder's	Controlling	Total
	Shares	Amount	Par Value	Income	Distributions	Equity	Interests	Equity
Balance—December 31, 2019	39,752	$398	$867,346	$1,293,482	$(1,384,283)	$776,943	$8,483	$785,426
Common Stock cash distributions ($0.57 per share)	—	—	—	—	(22,581)	(22,581)	—	(22,581)
Vesting of performance-based stock units	82	—	—	—	(586)	(586)	—	(586)
Issuance of restricted stock	76	1	(1)	—	—	—	—	—
Repurchase of common stock	(616)	(6)	(18,006)	—	—	(18,012)	—	(18,012)
Stock-based compensation expense	—	—	1,777	—	—	1,777	—	1,777
Net income	—	—	—	63,633	—	63,633	89	63,722
Non-controlling interest distributions	—	—	—	—	—	—	(146)	(146)
Other	(76)	(1)	(3,544)	—	—	(3,545)	—	(3,545)
Balance—March 31, 2020	39,218	$392	$847,572	$1,357,115	$(1,407,450)	$797,629	$8,426	$806,055
Common Stock cash distributions ($0.57 per share)	—	—	—	—	(22,359)	(22,359)	—	(22,359)
Issuance of restricted stock	25	—	(7)	—	—	(7)	—	(7)
Stock-based compensation expense	—	—	1,761	—	—	1,761	—	1,761
Net income	—	—	—	1,870	—	1,870	82	1,952
Non-controlling interest distributions	—	—	—	—	—	—	(97)	(97)
Balance—June 30, 2020	39,243	$392	$849,326	$1,358,985	$(1,429,809)	$778,894	$8,411	$787,305
Common Stock cash distributions ($0.57 per share)	—	—	—	—	(22,368)	(22,368)	—	(22,368)
Stock-based compensation expense	—	—	1,693	—	—	1,693	—	1,693
Net income	—	—	—	12,217	—	12,217	121	12,338
Non-controlling interest distributions	—	—	—	—	—	—	(128)	(128)
Other	(1)	—	(19)	—	—	(19)	—	(19)
Balance—September 30, 2020	39,242	$392	$851,000	$1,371,202	$(1,452,177)	$770,417	$8,404	$778,821
Common Stock cash distributions ($0.57 per share)	—	—	—	—	(22,368)	(22,368)	—	(22,368)
Issuance of restricted stock	—	—	(1)	—	—	(1)	—	(1)
Stock-based compensation expense	—	—	1,781	—	—	1,781	—	1,781
Net income	—	—	—	17,573	—	17,573	92	17,665
Non-controlling interest distributions	—	—	—	—	—	—	(92)	(92)
Balance—December 31, 2020	39,242	$392	$852,780	$1,388,775	$(1,474,545)	$767,402	$8,404	$775,806
Common Stock cash distributions ($0.57 per share)	—	—	—	—	(22,405)	(22,405)	—	(22,405)
Vesting of performance-based stock units, including the payment of distributions	109	1	(1)	—	(764)	(764)	—	(764)
Stock-based compensation expense	—	—	1,852	—	—	1,852	—	1,852
Net income	—	—	—	13,762	—	13,762	88	13,850
Non-controlling interest distributions	—	—	—	—	—	—	(88)	(88)
Cash paid for taxes in lieu of common shares	(84)	—	(3,470)	—	—	(3,470)	—	(3,470)
Other	95	1	(11)	—	—	(10)	—	(10)
Balance—March 31, 2021	39,362	$394	$851,150	$1,402,537	$(1,497,714)	$756,367	$8,404	$764,771

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, unaudited)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES:
Net income	$13,850	$63,722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,877	9,669
Stock-based compensation expense	1,852	1,777
Loss (gain) on sale of real estate, net	773	(43,854)
Income from unconsolidated joint ventures	(289)	(231)
Income distributions from unconsolidated joint ventures	164	231
Straight-line rental income	(682)	(839)
Adjustment for collectibility of rental income and lease incentives	758	—
Lease incentives funded	—	(13)
Amortization of lease incentives	112	101
(Recovery) provision for credit losses	(9)	1
Other non-cash items, net	260	256
Increase in interest receivable	(1,745)	(1,511)
Decrease in accrued interest payable	(869)	(1,480)
Net change in other assets and liabilities	(2,793)	(3,975)
Net cash provided by operating activities	21,259	23,854
INVESTING ACTIVITIES:
Investment in real estate properties	—	(13,581)
Investment in real estate developments	—	(4,854)
Investment in real estate capital improvements	(1,044)	(1,119)
Capitalized interest	—	(191)
Proceeds from sale of real estate, net	1,765	71,905
Investment in real estate mortgage loans receivable	(158)	(366)
Principal payments received on mortgage loans receivable	125	65
Investments in unconsolidated joint ventures	(5,676)	(58)
Advances and originations under notes receivable	(1,656)	(141)
Principal payments received on notes receivable	2,553	—
Net cash (used in) provided by investing activities	(4,091)	51,660
FINANCING ACTIVITIES:
Bank borrowings	17,000	24,000
Repayment of bank borrowings	—	(28,000)
Principal payments on senior unsecured notes	(7,000)	—
Stock repurchase plan	—	(18,012)
Distributions paid to stockholders	(23,169)	(23,167)
Distributions paid to non-controlling interests	(88)	(146)
Cash paid for taxes in lieu of shares upon vesting of restricted stock and performance-based stock units	(3,470)	(3,545)
Other	(12)	—
Net cash used in financing activities	(16,739)	(48,870)
Increase in cash, cash equivalents and restricted cash	429	26,644
Cash, cash equivalents and restricted cash, beginning of period	7,772	4,244
Cash, cash equivalents and restricted cash, end of period	$8,201	$30,888
Supplemental disclosure of cash flow information:
Interest paid	$7,582	$8,935
Non-cash investing and financing transactions:
Reclassification of notes receivable to lease incentives	$—	$300
Preferred return reserve related to investments in unconsolidated joint venture (See Note 3)	$2,324	$—

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

We have prepared consolidated financial statements included herein without audit and in the opinion of management have included all adjustments necessary for a fair presentation of the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to rules and regulations governing the presentation of interim financial statements. The accompanying consolidated financial statements include the accounts of our company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2021 and 2020 are not necessarily indicative of the results for a full year.

No provision has been made for federal or state income taxes. Our company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As such, we generally are not taxed on income that is distributed to our stockholders.

New Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued guidance which provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally may be elected over time through December 31, 2022. The Company has not adopted any of the optional expedients or exceptions through March 31, 2021, but will continue to evaluate the possible adoption (including potential impact) of any such expedients or exceptions during the effective period as circumstances evolve.

2.	Real Estate Investments

Assisted living communities, independent living communities, memory care communities and combinations thereof are included in the assisted living property classification (collectively “ALF”).

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

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

The following table summarizes our investments in owned properties at March 31, 2021 (dollar amounts in thousands):

						Average
		Percentage	Number	Number of		Investment
	Gross	of	of	SNF	ALF	per
Type of Property	Investment	Investment	Properties (1)	Beds	Units	Bed/Unit
Assisted Living	$877,233	60.5%	106	—	6,103	$143.74
Skilled Nursing	560,469	38.7%	51	6,277	212	$86.37
Other (2)	11,360	0.8%	1	118	—	—
Total	$1,449,062	100.0%	158	6,395	6,315
(1)	We own properties in 27 states that are leased to 30 different operators.

(2)	Includes three parcels of land held-for-use, and one behavioral health care hospital.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Future minimum base rents receivable under the remaining non-cancelable terms of operating leases excluding the effects of straight-line rent receivable, amortization of lease incentives and renewal options are as follows (in thousands):

Cash
Rent (1)
2021	$104,798
2022	144,536
2023	130,486
2024	131,146
2025	116,304
Thereafter	507,382
(1)	Represents contractual cash rent, except for certain master leases which are based on estimated cash payments.

We monitor the collectability of our receivable balances, including deferred rent receivable balances, on an ongoing basis. We write-off uncollectible operator receivable balances, including straight line rent receivable balances, as a reduction to rental income in the period such balances are no longer probable of being collected. Therefore, recognition of rental income is limited to the lesser of the amount of cash collected or rental income reflected on a “straight-line” basis for those customer receivable balances deemed uncollectible. As of March 31, 2021, we have 16 operators that are being accounted for on a “cash-basis”. We wrote-off straight-line rent receivable of $758,000 and $0 for the three months ended March 31, 2021 and 2020, respectively.

We continue to take into account the current financial condition of our operators, including consideration of the impact of COVID-19, in our estimation of our uncollectible accounts and deferred rents receivable at March 31, 2021. We are closely monitoring the collectability of such rents and will adjust future estimations as appropriate as further information becomes known.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table summarizes components of our rental income for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31,
Rental Income	2021		2020
Base cash rental income	$28,623	(1)	$33,015
Variable cash rental income	3,538	(2)	4,282	(2)
Straight-line rent	682	(3)	839
Adjustment for collectability of rental income and lease incentives	(758)	(4)	—
Amortization of lease incentives	(112)		(101)
Total	$31,973		$38,035
(1)	Decreased primarily due to reduction of rent from Senior Lifestyle and abated and deferred rent partially offset by increased rent from acquisitions and completion of development projects and contractual rent increases.

(2)	The variable rental income for the three months ended March 31, 2021, includes reimbursement of real estate taxes by our lessees of $3,538. The variable rental income for the three months ended March 31, 2020 includes contingent rental income of $60 and $4,222 related to reimbursement of real estate taxes by our lessees.

(3)	Decreased due to more leases accounted for on a cash basis and normal amortization partially offset by increases due to a 50% reduction in 2021 rent escalations for those leases accounted for on a straight-line basis.

(4)	Represents a straight-line rent receivable write-off.

Some of our lease agreements provide purchase options allowing the lessees to purchase the properties they currently lease from us. The following table summarizes information about purchase options included in our lease agreements (dollar amount in thousands):

	Type	Number
	of	of	Gross	Carrying	Option
State	Property	Properties	Investments	Value	Window
California	ALF/MC	2	$38,895	$35,366	2024-2029
California	ALF	2	31,037	17,033	2021-TBD	(1)
Florida	MC	1	14,986	13,076	2028-2029
Kentucky and Ohio	MC	2	30,342	27,116	2028-2029
Texas	MC	2	25,265	23,560	2025-2027
South Carolina	ALF/MC	1	11,680	10,067	2028-2029
Total			$152,205	$126,218
(1)	The option window ending date will be either 24 months or 48 months after the option window commences, based on certain contingencies.

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, and on March 13, 2020, the United States declared a national emergency with regard to COVID-19. At March 31, 2021, in conjunction with the continued levels of uncertainty related to the adverse effects of COVID-19, we assessed the probability of collecting substantially all of our lease payments through maturity and concluded that we did not have sufficient information available to evaluate the impact of COVID-19 on the collectibility of our lease payments. The extent to which COVID-19 could impact our operators and the collectibility of our future lease payments will depend on the future developments including the financial impact significance, government support and subsidies and the duration of the pandemic.

In recognition of the pandemic impact affecting our operators, we have agreed to rent abatements totaling $600,000 and rent deferrals for certain operators totaling $1,144,000 during the first quarter of 2021. The $1,743,000 in rent abatements and deferrals during the three months ended March 31, 2021,

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

represented approximately 4% of our first quarter of 2021 contractual rent. Additionally, we reduced 2021 rent and interest escalations by 50% to support eligible operators during the continuing COVID-19 crisis. The rent and interest escalation reductions were given in the form of a rent and interest credit in recognition of operators’ increased costs due to COVID-19. We have elected to recognize the rent credits given to the eligible operators where we accrue rent on a straight-line basis over the remaining life of those respective leases. During the first quarter of 2021, we recognized a decrease of $292,000 of GAAP revenue and $1,200,000 in funds available for distribution.

Acquisitions and Developments: The following table summarizes our acquisitions for the three months ended March 31, 2021 and 2020 (dollar amounts in thousands):

				Total	Number	Number
		Purchase	Transaction	Acquisition	of	of
Year	Type of Property	Price	Costs	Costs	Properties	Beds/Units
2021	n/a	$—	$—	$—	—	—

2020	Skilled Nursing (1)	$13,500	$81	$13,581	1	140
(1)	We acquired a SNF located in Texas.

During the three months ended March 31, 2021 and 2020, we invested the following in development and improvement projects (in thousands):

	Three Months Ended March 31,
	2021		2020
Type of Property	Developments	Improvements	Developments	Improvements
Assisted Living Communities	$—	$1,044	$2,386	$1,116
Skilled Nursing Centers	—	—	2,468	3
Total	$—	$1,044	$4,854	$1,119

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Completed Developments. We had no completed developments during the three months ended March 31, 2021. The following table summarized our completed developments during the three months ended March 31, 2020 (dollar amounts in thousands):

		Number	Type	Number
		of	of	of		Total
Year	Type of Project	Properties	Property	Beds/Units	State	Investment
2020	Development	1	ALF/MC	78	Oregon	$18,447

Properties Sold. The following table summarizes property sales during the three months ended March 31, 2021 and 2020 (dollar amounts in thousands):

		Type		Number	Number
		of		of	of	Sales	Carrying	Net
Year	State	Properties		Properties	Beds/Units	Price	Value	(Loss) gain	(1)
2021	Florida	ALF		1	—	$2,000	$2,625	$(861)
	n/a	n/a		—	—	—	—	88	(2) (3)
Total 2021				1	—	$2,000	$2,625	$(773)

2020	Arizona	SNF		1	194	$12,550	$2,229	$10,293
	Colorado	SNF		3	275	15,000	4,271	10,365
	Iowa	SNF	(3)	7	544	14,500	4,886	8,914
	Kansas	SNF		3	250	9,750	7,438	1,994
	Texas	SNF		7	1,148	23,000	10,260	12,288
Total 2020				21	2,411	$74,800	$29,084	$43,854

(

(1)	Calculation of net (loss) gain includes cost of sales.

(2)	We recognized additional gain due to the reassessment adjustment of the holdbacks related to properties sold during 2019 and 2020, under the expected value model per ASC Topic 606, Contracts with Customers (“ASC 606”).

(3)	One of the transactions includes a holdback of $838 which is held in an interest-bearing account with an escrow holder on behalf of the buyer for potential specific losses. During 2020, we received $150 of the holdback. The remaining holdback expires in March 2022. Using the expected value model per ASC 606, we estimated and recorded the holdback value of $471 at closing.

Properties held-for-sale. The following table summarizes our properties held-for-sale at March 31, 2021 and December 31, 2020 (dollar amounts in thousands):

		Type	Number	Number
		of	of	of	Gross	Accumulated
	State	Property	Properties	Beds/units	Investment	Depreciation
2021	WA	SNF	1	123	$8,024	$3,512

2020	n/a	n/a	—	—	$—	$—

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Mortgage Loans. The following table summarizes our investments in mortgage loans secured by first mortgages at March 31, 2021 (dollar amounts in thousands):

			Type	Percentage	Number of			Investment
		Gross	of	of			SNF	per
Interest Rate (1)	Maturity	Investment	Property	Investment	Loans (2)	Properties (3)	Beds	Bed/Unit
10.1%	2043	$186,362	SNF	71.7%	1	15	1,941	$96.01
9.3%	2045	38,862	SNF	15.0%	1	4	501	$77.57
9.4%	2045	19,750	SNF	7.6%	1	2	205	$96.34
9.6%	2045	14,900	SNF	5.7%	1	1	157	$94.90
Total		$259,874		100.0%	4	22	2,804	$92.68
(1)	The majority of the mortgage loans provide for annual increases in the interest rate after a certain time period increasing by 2.25%.

(2)	Some loans contain certain guarantees, provide for certain facility fees and the majority of the mortgage loans have a 30-year term.

(3)	The properties securing these mortgage loans are located in one state and are operated by one operator.

The following table summarizes our mortgage loan activity for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Originations and funding under mortgage loans receivable	$158	$366
Scheduled principal payments received	(125)	(65)
Mortgage loan premium amortization	(2)	(1)
Provision for loan loss reserve	—	(3)
Net increase in mortgage loans receivable	$31	$297

We apply ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) and the “expected loss” model to estimate our loan losses on our mortgage loans and notes receivable. In determining the expected losses on these receivables, we utilize the probability of default and discounted cash flow methods. Further, we stress-test the results to reflect the impact of unknown adverse future events including recessions.

As of March 31, 2021, the accrued interest receivable of $34,491,000 was not included in the measurement of expected credit losses on the mortgage loan receivable and notes receivable (see Note 4). We elected not to measure an allowance for expected credit losses on the related accrued interest receivable using the expected credit loss standard. Rather, we have elected to write-off accrued interest receivable by reversing interest income and/or recognizing credit loss expense as incurred. We review the collectability of the accrued interest receivable quarterly as part of our review of the mortgage loan or notes receivables including the performance of the underlying collateral. For the three months ended March 31, 2021 and 2020, the Company did not write-off any accrued interest receivable.

3.	Investment in Unconsolidated Joint Ventures

We had a preferred equity investment in an unconsolidated joint venture (“JV”) that owned four communities located in Arizona, providing independent living, assisted living and memory care services. During 2020, the JV sold the four properties comprising the JV (“Properties”) and received liquidation proceeds totaling $17,848,000 and incurred $758,000 of losses.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During 2020, we provided preferred capital contribution commitments to two joint ventures (“JVs”). We determined that each of these JVs meets the accounting criteria to be considered a variable interest entity (“VIE”). We are not the primary beneficiary of the JVs as we do not have the power to direct the activities that most significantly affect the JVs’ economic performance. However, we do have significant influence over the JVs. Therefore, we have accounted for the JVs using the equity method of accounting. The following table provides information regarding these preferred equity investments (dollar amounts in thousands):

	Type	Type		Total	Contractual	Number
	of	of		Preferred	Cash	of	Investment		Carrying
State	Properties	Investment		Return	Portion	Beds/ Units	Commitment		Value
Washington	UDP	Preferred Equity	(1)	12%	7%	—	$—	(1)	$6,340	(1)
Washington	UDP	Preferred Equity	(2)	12%	8%	—	—	(2)	13,000	(2)
Total						—	$—		$19,340
(1)	Invested $6,340 of preferred equity in an entity that will develop and own a 95-unit ALF and MC in Washington and withheld $1,425 as a reserve. Our investment represents 15.5% of the estimated total investment. The preferred equity investment earns an initial cash rate of 7% increasing to 9% in year four until the internal rate of return (“IRR”) is 8%. After achieving an 8% IRR, the cash rate drops to 8% until achieving an IRR ranging between 12% to 14%.

(2)	Invested $13,000 of preferred equity in an entity that will develop and own a 267-unit ILF and ALF in Washington and withheld $3,777 as a reserve. Our investment represents 11.6% of the estimated total investment. The preferred equity investment earns an initial cash rate of 8% until achieving an IRR ranging between 12% and 14%.

The following table summarizes our capital contributions, income recognized, and cash interest received related to our investments in unconsolidated joint ventures for the three months ended March 31, 2021 and 2020 (in thousands):

	Type
	of		Capital		Income		Cash Interest
Year	Properties		Contribution		Recognized		Earned
2021	UDP	(1)	$—	(1)	$112	(1)	$75	(1)
	UDP	(2)	8,000	(2)	177	(2)	89	(2)
Total			$8,000		$289		$164

2020	ALF/MC/ILF	(3)	$58	(3)	$231	(3)	$231	(3)
Total			$58		$231		$231
(1)	During 2020, we provided a total preferred equity investment of $6,340 to a JV for the development of a 95-unit ALF and MC.

(2)	During the first quarter of 2021, we funded the remaining $8,000 related to a $13,000 preferred equity investment commitment in an entity that will develop and own a 267-unit ILF and ALF in Washington.

(3)	Relates to our preferred equity investment in Arizona discussed above. During 2020, the properties comprising the JV were sold.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

4.	Notes Receivable

Notes receivable consists of mezzanine loans and other loan arrangements. The following table is a summary of our notes receivable components as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Mezzanine loans	$7,461	$8,445
Other loans	6,253	6,166
Notes receivable loan loss reserve	(137)	(146)
Total	$13,577	$14,465

The following table summarizes our notes receivable activity for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021		2020
Advances under notes receivable	$1,656	(1)	$141
Principal payments received under notes receivable	(2,553)		—
Reclassified to lease incentives	—		(300)	(2)
Notes receivable loan loss reserve	9		1
Net decrease	$(888)		$(158)
(1)	Funding under working capital notes with interest ranging between 5% and 8% and maturities between 2022 and 2027.

(2)	Represents interim working capital loans related to development projects which matured upon completion of the development projects and commencement of the master leases.

5.	Lease Incentives

Our lease incentive balances at March 31, 2021 and December 31, 2020 are as follows (in thousands):

	March 31, 2021	December 31, 2020
Non-contingent lease incentives	$2,349	$2,462

The following table summarizes our lease incentives activity for the three months ended March 31, 2021 and 2020 (in thousands):

	2021		2020
	Funding	Amortization	Funding	Amortization	Reclassification
Non-contingent lease incentives	$—	$(112)	$13	$(101)	$300	(1)
(1)	We reclassified a $300 interim working capital loan as lease incentive. See Note 4. Notes Receivable for further discussion.

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

Bank Borrowings. We have an unsecured credit agreement that provides for a revolving aggregate commitment of the lenders of up to $600,000,000 with the opportunity to increase the commitment size of the credit agreement up to a total of $1,000,000,000. The unsecured credit agreement matures on June 27, 2022 and provides for a one-year extension option at our discretion, subject to customary conditions. Based on our leverage at March 31, 2021, the facility provides for interest annually at LIBOR plus 115 basis points and a facility fee of 20 basis points. At March 31, 2021, we were in compliance with all covenants.

Senior Unsecured Notes. We have senior unsecured notes held by institutional investors with interest rates ranging from 3.85% to 5.03%. The senior unsecured notes mature between 2021 and 2032.

The debt obligations by component as of March 31, 2021 and December 31, 2020 are as follows (dollar amounts in thousands):

		At March 31, 2021		At December 31, 2020
	Applicable		Available		Available
	Interest	Outstanding	for	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing	Balance	Borrowing
Bank borrowings (2)	1.30%	$106,900	$493,100	$89,900	$510,100
Senior unsecured notes, net of debt issue costs	4.37%	552,521	—	559,482	—
Total	3.87%	$659,421	$493,100	$649,382	$510,100
(1)	Represents weighted average of interest rate as of March 31, 2021.

(2)	Subsequent to March 31, 2021, we paid down $5,000 under our unsecured revolving line of credit. Accordingly, we have $101,900 outstanding and $498,100 available for borrowing under our unsecured revolving line of credit at April 29, 2021.

Our borrowings and repayments are as follows (in thousands):

	Three Months Ended March 31,
	2021			2020
Debt Obligations	Borrowings	Repayments		Borrowings	Repayments
Bank borrowings	$17,000	$—	(1)	$24,000	$(28,000)
Senior unsecured notes	—	(7,000)		—	—
Total	$17,000	$(7,000)		$24,000	$(28,000)
(1)	Subsequent to March 31, 2021, we paid down $5,000 under our unsecured revolving line of credit. Accordingly, we have $101,900 outstanding and $498,100 available for borrowing under our unsecured revolving line of credit at April 29, 2021.

7.	Equity

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

As of March 31, 2021, we have the following consolidated VIEs (in thousands):

				Gross
Investment		Property		Consolidated	Non-Controlling
Year	Purpose	Type	State	Assets	Interests
2019	Owned real estate	ALF/MC	VA	$16,895	$919
2018	Owned real estate	ILF	OR	14,400	2,858
2018	Owned real estate and development	ALF/MC	OR	18,447	1,081
2017	Owned real estate and development	ILF/ALF/MC	WI	22,007	2,305
2017	Owned real estate	ALF/MC	SC	11,680	1,241
Total				$83,429	$8,404

Common Stock. We have separate equity distribution agreements (collectively, “Equity Distribution Agreements”) to offer and sell, from time to time, up to $200,000,000 in aggregate offering price of shares of our common stock. As of March 31, 2021, no shares had been issued under the Equity Distribution Agreements. Accordingly, at March 31, 2021, we had $200,000,000 available under the Equity Distribution Agreements.

During the three months ended March 31, 2021 and 2020, we acquired 84,616 shares and 76,067 shares, respectively, of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

Stock Repurchase Plan. On March 12, 2020, our Board of Directors authorized the repurchase of up to 5,000,000 outstanding shares of common stock. Due to the rising level of uncertainty in financial markets and the adverse effects of COVID-19 on the public health and our operators, our Board of Directors terminated the stock repurchase plan on March 25, 2020. During 2020, we purchased 615,827 shares at an average price of $29.25 per share, including commissions, for a total purchase price of $18,012,000.

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

Distributions. We declared and paid the following cash dividends (in thousands):

	Three Months Ended March 31,
	2021				2020
	Declared		Paid		Declared		Paid
Common Stock (1)	$23,169	(2)	$23,169	(2)	$23,167	(3)	$23,167	(3)
(1)	Represents $0.19 per share per month for the three months ended March 31, 2021 and 2020.

(2)	Includes $764 of distributions that were paid as a result of the vesting of performance-based stock units.

(3)	Includes $586 of distributions that were paid as a result of the vesting of performance-based stock units.

In April 2021, we declared a monthly cash dividend of $0.19 per share on our common stock for

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

the months of April, May and June 2021, payable on April 30, May 28, and June 30, 2021, respectively, to stockholders of record on April 22, May 20, and June 22, 2021, respectively.

Stock-Based Compensation. Under our 2015 Equity Participation Plan (“the 2015 Plan”), 1,400,000 shares of common stock have been reserved for awards, including nonqualified stock option grants and restricted stock grants to officers, employees, non-employee directors and consultants. The terms of the awards granted under the 2015 Plan are set by our compensation committee at its discretion.

At March 31, 2021, we had 15,000 stock options outstanding and exercisable. During the three months ended March 31, 2021 and 2020, no stock options were granted or exercised.

The following table summarizes our restricted stock activity for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Outstanding, January 1	180,440	163,569
Granted	95,293	76,464
Vested	(78,482)	(74,981)
Outstanding, March 31	197,251	165,052

During the three months ended March 31, 2021 and 2020, we granted 71,892 and 66,027, respectively, of performance-based stock units. Additionally, during the three months ended March 31, 2021 and 2020, the number of vested performance-based stock units were 108,720 and 81,574, respectively.

During the three months ended March 31, 2021 and 2020, we granted restricted stock and performance-based stock units under the 2015 Plan as follows:

	No. of	Price per
Year	Shares/Units (1)	Share	Vesting Period
2021	95,293	$42.27	ratably over 3 years
	71,892	$42.27	TSR targets (2)
	167,185

2020	76,464	$48.95	ratably over 3 years
	66,027	$49.98	TSR targets (2)
	142,491

(1)	Subsequent to March 31, 2021, we granted 3,000 shares of restricted stock at $43.14 per share vesting over one year.

(2)	Vesting is based on achieving certain total shareholder return (“TSR”) targets in 4 years with acceleration opportunity in 3 years.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Compensation expense recognized related to the vesting of restricted common stock and performance-based stock units for the three months ended March 31, 2021 and 2020 were $1,852,000 and $1,777,000, respectively. At March 31, 2021, the remaining compensation expense to be recognized related to the future service period of unvested outstanding restricted common stock and performance-based stock units are as follows (in thousands):

Remaining
Compensation
Vesting Date	Expense
2021	$5,534
2022	5,216
2023	2,855
2023	303
Total	$13,908

8.	Commitments and Contingencies

At March 31, 2021, we had commitments as follows (in thousands):

				Total
	Investment		2021	Commitment	Remaining
	Commitment		Funding	Funded	Commitment
Real estate properties (Note 2. Real Estate Investments)	$16,085	(1)	$829	$8,176	$7,909
Accrued incentives and earn-out liabilities (Note 5. Lease Incentives)	9,000		—	—	9,000
Mortgage loans (Note 2. Real Estate Investments)	21,000	(2)	32	3,413	17,587
Notes receivable (Note 4. Notes Receivable)	1,845		353	1,090	755
Total	$47,930		$1,214	$12,679	$35,251
(1)	Represents commitments to purchase land and improvements, if applicable, and to develop, re-develop, renovate or expand seniors housing and health care properties.

(2)	Represents $3,000 of commitments to expand and renovate the seniors housing and health care properties securing the mortgage loans and $18,000 represents contingent funding upon the borrower achieving certain coverage ratios.

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

We have one operator that derives 10% or more of our combined rental revenue and interest income from mortgage loans. The following table sets forth information regarding our major operator as of March 31, 2021:

	Number of		Number of		Percentage of
			SNF	ALF	Total	Total
Operator	SNF	ALF	Beds	Units	Revenue (1)	Assets (2)
Prestige Healthcare (3)	24	—	2,922	93	20.6%	18.3%
(1)	Includes rental income from owned properties and interest income from mortgage loans as of March 31, 2021 and excludes variable rental income from lessee reimbursement and sold properties.

(2)	Represents the net carrying value of the properties divided by the Total assets on the Consolidated Balance Sheets.

(3)	The majority of the revenue derived from this operator relates to interest income from mortgage loans.

Our financial position and ability to make distributions may be adversely affected if Prestige Healthcare or any of our lessees and borrowers face financial difficulties, including any bankruptcies, inability to emerge from bankruptcy, insolvency or general downturn in business of any such operator, impact upon services or occupancy levels due to COVID-19, or in the event any such operator does not renew and/or extend its relationship with us.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

10.	Earnings per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	For the three months ended March 31,
	2021	2020
Net income	$13,850	$63,722
Less income allocated to non-controlling interests	(88)	(89)
Less income allocated to participating securities:
Non-forfeitable dividends on participating securities	(120)	(94)
Income allocated to participating securities	—	(169)
Total net income allocated to participating securities	(120)	(263)
Net income available to common stockholders	13,642	63,370
Effect of dilutive securities:
Participating securities (1)	—	—
Net income for diluted net income per share	$13,642	$63,370

Shares for basic net income per share	39,100	39,539
Effect of dilutive securities:
Stock options	1	2
Performance-based stock units	78	—	(2)
Participating securities (1)	—	—
Total effect of dilutive securities	79	2
Shares for diluted net income per share	39,179	39,541

Basic net income per share	$0.35	$1.60
Diluted net income per share	$0.35	$1.60
(1)	For the three months ended March 31, 2021, and 2020, the participating securities have been excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.

(2)	At March 31, 2020, no performance-based stock units would be earned based on TSR targets.

11.	Fair Value Measurements

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The carrying amount of cash and cash equivalents, prepaid expenses and other assets, accrued interest, accrued expenses and other liabilities approximates fair value because of the short-term maturity of these instruments. We do not invest our cash in auction rate securities. The carrying value and fair value of our financial instruments as of March 31, 2021 and December 31, 2020 assuming election of fair value for our financial assets and financial liabilities were as follows (in thousands):

	At March 31, 2021			At December 31, 2020
	Carrying	Fair		Carrying	Fair
	Value	Value		Value	Value
Mortgage loans receivable	$257,282	$301,097	(1)	$257,251	$299,751	(1)
Notes receivable	13,577	13,410	(2)	14,465	13,893	(2)
Bank borrowings	106,900	106,900	(3)	89,900	89,900	(3)
Senior unsecured notes, net of debt issue costs	552,521	573,095	(4)	559,482	560,140	(4)
(1)	Our investment in mortgage loans receivable is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash inflows of the mortgage loans receivable at March 31, 2021 and December 31, 2020 was 10.0%.

(2)	Our investments in notes receivable are classified as Level 3. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash flows of the notes receivable at March 31, 2021 and December 31, 2020, were 6.0% and 6.6%, respectively.

(3)	Our bank borrowings bear interest at a variable interest rate. The estimated fair value of our bank borrowings approximated their carrying values at March 31, 2021 and December 31, 2020 based upon prevailing market interest rates for similar debt arrangements.

(4)	Our obligation under our senior unsecured notes is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is measured based upon management’s estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities. At March 31, 2021, the discount rate used to value our future cash outflow of our senior unsecured notes was 3.25% for those maturing before year 2026 and 3.50% for those maturing at or beyond year 2026. At December 31, 2020, the discount rate used to value our future cash outflow of our senior unsecured notes was 3.25% for those maturing before year 2026 and 3.50% for those maturing at or beyond year 2026.

12.	Subsequent Events

Subsequent to March 31, 2021 the following events occurred:

Debt: We paid down $5,000,000 under our unsecured revolving line of credit. Accordingly, we have $101,900,000 outstanding and $498,100,000 available for borrowing under our unsecured revolving line of credit at April 29, 2021.

Equity: We declared a monthly cash dividend of $0.19 per share on our common stock for the months of April, May and June 2021, payable on April 30, May 28, and June 30, 2021, respectively to stockholders of record on April 22, May 20, and June 22, 2021, respectively.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking. You can identify some of the forward-looking statements by their use of forward-looking words, such as “believes,” “expects,” “may,” “will,” “could,” “would,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or the negative of those words or similar words. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to, our dependence on our operators for revenue and cash flow; the duration and extent of the effects of the COVID-19 pandemic; government regulation of the health care industry; federal and state health care cost containment measures including reductions in reimbursement from third-party payors such as Medicare and Medicaid; required regulatory approvals for operation of health care facilities; a failure to comply with federal, state, or local regulations for the operation of health care facilities; the adequacy of insurance coverage maintained by our operators; our reliance on a few major operators; our ability to renew leases or enter into favorable terms of renewals or new leases; operator financial or legal difficulties; the sufficiency of collateral securing mortgage loans; an impairment of our real estate investments; the relative illiquidity of our real estate investments; our ability to develop and complete construction projects; our ability to invest cash proceeds for health care properties; a failure to qualify as a REIT; our ability to grow if access to capital is limited; and a failure to maintain or increase our dividend. For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and in our publicly available filings with the Securities and Exchange Commission. We do not undertake any responsibility to update or revise any of these factors or to announce publicly any revisions to forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Overview

Business and Investment Strategy

We are a real estate investment trust (“REIT”) that invests in seniors housing and health care properties through sale-leaseback transactions, mortgage financing, joint ventures, construction financing and structured finance solutions including mezzanine lending. Our primary objectives are to create, sustain and enhance stockholder equity value and provide current income for distribution to stockholders through real estate investments in seniors housing and health care properties managed by experienced operators.

The following graph summarizes our gross investments as of March 31, 2021:

Our primary seniors housing and health care property classifications include skilled nursing centers (“SNF”), assisted living communities (“ALF”), independent living communities (“ILF”), memory care communities (“MC”) and combinations thereof. We conduct and manage our business as one operating segment, rather than multiple operating segments, for internal reporting and internal decision-making purposes. For purposes of this quarterly report and other presentations, we generally include ALF, ILF, MC, and combinations thereof in the ALF classification. As of March 31, 2021, seniors housing and long-term health care properties comprised approximately 99.3% of our real estate investment portfolio. We have been operating since August 1992.

Substantially all of our revenues and sources of cash flows from operations are derived from operating lease rentals, interest earned on outstanding loans receivable and income from investments in unconsolidated joint ventures. Income from our investments in owned properties and mortgage loans represent our primary source of liquidity to fund distributions and are dependent upon the performance of the operators on their lease and loan obligations and the rates earned thereon. To the extent that the operators experience operating difficulties and are unable to generate sufficient cash to make payments to us, there could be a material adverse impact on our consolidated results of operations, liquidity and/or financial condition. To mitigate this risk, we monitor our investments through a variety of methods determined by property type and operator. Our monitoring process includes periodic review of financial statements for each facility, periodic review of operator credit, scheduled property inspections and review of covenant compliance.

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

Depending upon the availability and cost of external capital, we anticipate making additional investments in health care related properties. New investments are generally funded from cash on hand, proceeds from periodic asset sales, temporary borrowings under our unsecured revolving line of credit and internally generated cash flows. Our investments generate internal cash from rent and interest receipts and principal payments on mortgage loans receivable. Permanent financing for future investments, which replaces funds drawn under our unsecured revolving line of credit, is expected to be provided through a combination of public and private offerings of debt and equity securities and secured and unsecured debt financing. The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets’ environment, especially to changes in interest rates. Changes in the capital markets’ environment may impact the availability of cost-effective capital.

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

The operations and occupancy levels at our properties have been adversely affected by COVID-19 and could be further adversely affected by COVID-19 or another pandemic especially if there are infections on a large scale at our properties. The impact of COVID-19 has included, and another pandemic could include, early resident move-outs, our operators delaying accepting new residents due to quarantines, potential occupants postponing moves to our operators’ facilities, and/or hospitals cancelling or significantly reducing elective surgeries thereby there were fewer people in need of skilled nursing care. Additionally, as our operators have responded to the pandemic, operating costs have begun to rise. A decrease in occupancy, ability to collect rents from residents and/or increase in operating costs could have a material adverse effect on the ability of our operators to meet their financial and other contractual obligations to us, including the payment of rent. In recognition of the pandemic impact affecting our operators, we have agreed to rent abatements totaling $1.7 million and rent deferrals for certain operators totaling $3.7 million between April 2020 and March 2021, of which $1.5 million subsequently has been repaid. The $3.9 million in rent abatements and deferrals, net with repayments, represented approximately 2% of our April 2020 through March 2021 contractual rent and interest. The remaining balance of deferred rent is due to us over the next 24 months or upon receipt of government funds from the U.S. Coronavirus Aid, Relief, and Economic Security (the “CARES Act”).

During the first quarter of 2021, we proactively provided additional financial support to the majority of our operators by reducing 2021 rent and interest escalations by 50%. The rent and interest escalation reduction were given in the form of a rent and interest credit in recognition of operators’ increased costs due to COVID-19. During the first quarter of 2021, we recognized a decrease of $0.3 million of GAAP revenue and a decrease of $1.2 million in funds available for distribution. We expect the escalation reductions to reduce GAAP revenue by approximately $0.2 million, $34,000 and $32,000 during the second, third and fourth quarters of 2021, respectively, and to reduce funds available for distribution by approximately $0.1 million in the second quarter of 2021.

Real Estate Portfolio Overview

The following tables summarize our real estate investment portfolio by owned properties and mortgage loans and by type, as of March 31, 2021 (dollar amounts in thousands):

			Three Months Ended
		Percentage	March 31, 2021		Percentage	Number	Number of
	Gross	of	Rental	Interest	of	of	SNF	ALF
Owned Properties	Investments	Investments	Income (1)	Income	Revenues	Properties (2)	Beds (3)	Units (3)
Assisted Living	$877,233	51.3%	$13,267	$—	35.7%	106	—	6,103
Skilled Nursing	560,469	32.8%	15,684	—	42.3%	51	6,277	212
Other (4)	11,360	0.7%	242	—	0.7%	1	118	—
Total Owned Properties	1,449,062	84.8%	29,193	—	78.7%	158	6,395	6,315

Mortgage Loans
Skilled Nursing	259,874	15.2%	—	7,922	21.3%	22	2,804	—
Total Mortgage Loans	259,874	15.2%	—	7,922	21.3%	22	2,804	—
Total Portfolio	$1,708,936	100.0%	$29,193	$7,922	100.0%	180	9,199	6,315

			Three Months Ended
		Percentage	March 31, 2021		Percentage	Number	Number of
	Gross	of	Rental	Interest	of	of	SNF	ALF
Summary of Properties by Type	Investments	Investments	Income (1)	Income	Revenues	Properties (2)	Beds (3)	Units (3)
Assisted Living	$877,233	51.3%	$13,267	$—	35.7%	106	—	6,103
Skilled Nursing	820,343	48.0%	15,684	7,922	63.6%	73	9,081	212
Other (4)	11,360	0.7%	242	—	0.7%	1	118	—
Total Portfolio	$1,708,936	100.0%	$29,193	$7,922	100.0%	180	9,199	6,315
(1)	Excludes variable rental income from lessee reimbursement and sold properties.

(2)	We have investments in 27 states leased or mortgaged to 30 different operators.

(3)	See Item 1. Financial Statements – Note 2. Real Estate Investments for discussion of bed/unit count.

(4)	Includes three parcels of land held-for-use and one behavioral health care hospital.

As of March 31, 2021, we had $1.4 billion in net carrying value of real estate investments, consisting of $1.1 billion or 80.9% invested in owned and leased properties and $0.3 billion or 19.1% invested in mortgage loans secured by first mortgages. Our investment in mortgage loans mature in 2043 and beyond and contain interest rates between 9.3% and 10.1%.

For the three months ended March 31, 2021, rental income and interest income from mortgage loans represented 79.4% and 19.7%, respectively, of total gross revenues. In most instances, our lease structure contains fixed annual rental escalations and/or annual rental escalations that are contingent upon changes in the Consumer Price Index, which are generally recognized on a straight-line basis over the minimum lease period. Certain leases have annual rental escalations that are contingent upon changes in the gross operating revenues of the property. This revenue is not recognized until the appropriate contingencies have been resolved.

For the three months ended March 31, 2021, we recorded $0.7 million in straight-line rental income and amortization of lease incentive cost of $0.1 million. During the three months ended March 31, 2021, we received $32.2 million of cash rental income, which includes $3.5 million of operator reimbursements for our real estate taxes. At March 31, 2021, the straight-line rent receivable balance, net of write-offs for uncollectible amounts, on the balance sheet was $24.4 million.

Update on Certain Operators

Senior Care Centers, LLC

Senior Care Centers, LLC and affiliates and subsidiaries (“Senior Care”) filed for Chapter 11 bankruptcy in December 2018. During 2019, while in bankruptcy, Senior Care assumed LTC’s master lease and, in March 2020, Senior Care emerged from bankruptcy. Concurrent with their emergence from bankruptcy, in accordance with the order confirming Senior Care’s plan of reorganization, Abri Health Services, LLC (“Abri”) was formed as the parent company of reorganized Senior Care and became co-tenant and co-obligor with reorganized Senior Care under our master lease. In March 2021, as a result of Senior Care’s and Abri’s (collectively, the “Lessee”) non-payment of rent and additional obligations under the master lease, we sent a notice of default and applied the Lessee’s security deposit under the master lease to delinquent rent. Furthermore, on April 7, 2021, we sent the Lessee a notice of termination of the master lease to be effective April 17, 2021. On April 16, 2021, the Lessee filed for Chapter 11 bankruptcy. At the time of the April 16, 2021 bankruptcy filings by the Lessee, we were in the process of transitioning the portfolio to HMG Healthcare, LLC, with a goal to complete the transition by the end of the second quarter of 2021.

Brookdale Senior Living Communities, Inc

During the third quarter of 2020, we consolidated our four leases with Brookdale Senior Living Communities, Inc (“Brookdale”) into one master lease and extended the term by one year to December 31, 2021. The master lease provides three renewal options consisting of a four-year renewal option, a five-year renewal option and a 10-year renewal option. The economic terms of rent remain the same as the consolidated rent terms under the previous four separate lease agreements. During the first quarter of 2021, the Brookdale master lease was amended to extend the current term by one year to December 31, 2022. The notice period for this renewal option is January 1, 2022 to April 30, 2022. Brookdale is current on rent payments through April 2021.

Senior Lifestyle Corporation

An affiliate of Senior Lifestyle Corporation (“Senior Lifestyle”) operated 23 of our properties under a master lease with a combination of independent living, assisted living and memory care units. Senior Lifestyle failed to pay full rent to us during the second quarter of 2020. Accordingly, we wrote-off a total $17.7 million of straight-line rent receivable and lease incentives related to this master lease and transitioned rental revenue recognition to cash basis effective July 2020. During 2020, Senior Lifestyle paid us $13.8 million of their $18.4 million contractual rent and we applied their letter of credit and deposits totaling $3.7 million to past due rent of $3.6 million and to their outstanding notes receivable of $0.1 million. Accordingly, we recognized $17.4 million of rental revenue from Senior Lifestyle in 2020. To date in 2021, Senior Lifestyle has not paid rent or its other obligations under the master lease.

During the first quarter of 2021, we transitioned 11 assisted living communities previously leased to Senior Lifestyle to two operators. These communities are located in Illinois, Ohio and Wisconsin. Total cash rent expected under these two master lease agreements is $5.3 million for the first lease year, $7.1 million for the second lease year and $7.3 million for the third lease year, escalating 2% annually thereafter. In April 2021, we transitioned a memory care community in Colorado previously leased to Senior Lifestyle, to an operator new to us. The new master lease has a 5-year term with $0.2 million of cash rent starting in the second lease year and $0.3 million in the third lease year escalating 2% annually thereafter. For the remaining 11 assisted living communities, three communities are expected to be transferred to one of our existing operators by the end of the second quarter of 2021, three are expected to be sold by the end of the second quarter of 2021, subject to timely completion of due diligence, one is expected to be transferred to an operator new to us by the end of July, one has been closed and will be sold for an alternative use, and options are currently being evaluated for the remaining communities.

Genesis Healthcare, Inc

On August 10, 2020, in the Quarterly Report on Form 10-Q, Genesis Healthcare, Inc. (“Genesis”) reported doubt regarding its ability to continue as a going concern. As a result, we wrote-off $4.3 million of straight-line rent receivable related to this master lease during the third quarter of 2020 and transitioned rental revenue recognition to cash basis effective September 2020. On March 3, 2021, Genesis announced its three-part strategic restructuring plan to strengthen its liquidity position and capital structure. As part of its plan, Genesis delisted its Class A common stock from the New York Stock Exchange and deregistered its Class A Common Stock under the Securities Exchange Act of 1934, during the first quarter of 2021. Genesis is current on rent payments through April 2021.

Other Operators

During the third quarter of 2020, an operator failed to pay its full contractual rent. Accordingly, we wrote-off $1.2 million of straight-line rent receivable related to this master lease. Effective September 1, 2020, we consolidated our two master leases with the operator into one combined master lease. Under the new combined master lease, we agreed to abate $0.7 million of rent and allow the operator to defer rent as needed through March 31, 2021. During the first quarter of 2021, the new combined master lease was amended to extend the deferral period another three months starting April 1, 2021. During the first quarter of 2021, the operator deferred $1.0 million of rent and, at March 31, 2021, the remaining deferred rent balance due from the operator was $1.4 million. During 2020, we recorded an impairment charge of $1.0 million related to an assisted living community that was operated by the operator. The community was closed in October 2020 and sold during the first quarter of 2021. As a result of this transaction, we recognized a net loss on sale of $0.9 million during the first quarter of 2021.

2021 Rent deferrals, net of repayments, and abatements (in thousands):

	January/
	February	March	April
Rent deferrals, net of repayments	$689	$433	$367
Rent abatements	360	240	319
50% reduction of 2021 rent & interest escalations	1,204	-	133
	$2,253	$673	$819

We have agreed to provide rent deferrals and abatements up to $0.8 million for each of May and June 2021.

2021 Activities Overview

The following tables summarize our transactions during the three months ended March 31, 2021 (dollar amounts in thousands):

Investment in Development and Improvement projects

	Developments	Improvements
Assisted Living Communities	$—	$1,044

Properties Sold

	Type	Number	Number
	of	of	of	Sales	Carrying	Net
State	Properties	Properties	Beds/Units	Price	Value	(Loss) gain (1)
Florida	ALF	1	—	$2,000	$2,625	$(861)
n/a	n/a	—	—	—	—	88	(2)
		1	—	$2,000	$2,625	$(773)
(1)	Calculation of net (loss) gain includes cost of sales.

(2)	We recognized additional gain due to the reassessment adjustment of the holdbacks related to properties sold in 2019 and 2020 under the expected value model per ASC Topic 606, Contracts with Customers (“ASC 606”).

Investment in Mortgage Loans

Originations and funding under mortgage loans receivable	$158
Scheduled principal payments received	(125)
Mortgage loan premium amortization	(2)
Net increase in mortgage loans receivable	$31

Investment in Unconsolidated Joint Ventures

	Type	Type		Total	Contractual	Number			2021		Cash
	of	of		Preferred	Cash	of	Investment	Carrying	Capital	Income	Interest
State	Properties	Investment		Return	Portion	Beds/ Units	Commitment	Value	Contribution	Recognized	Received
Washington (1)	UDP	Preferred Equity	(1)	12%	7%	—	$—	$6,340	$—	$112	$75
Washington (2)	UDP	Preferred Equity	(2)	12%	8%	—	—	13,000	8,000	177	89
						—	$—	$19,340	$8,000	$289	$164
(1)	Invested $6,340 of preferred equity in an entity that will develop and own a 95-unit ALF/MC in Washington. Our investment represents 15.5% of the estimated total investment. The preferred equity investment earns an initial cash rate of 7% increasing to 9% in year four until the internal rate of return (“IRR”) is 8%. After achieving an 8% IRR, the cash rate drops to 8% until achieving an IRR ranging between 12% to 14%.

(2)	Invested $13,000 of preferred equity in an entity that will develop and own a 267-unit ILF/ALF in Washington. Our investment represents 11.6% of the estimated total investment. The preferred equity investment earns an initial cash rate of 8% until achieving an IRR ranging between 12% and 14%.

Notes Receivable

Advances under notes receivable	$1,656	(1)
Principal payments received under notes receivable	(2,553)
Notes receivable loan loss reserve	9
Net decrease in notes receivable	$(888)
(1)	Funding under working capital notes with interest ranging between 5% and 8% and maturities between 2023 and 2027.

Health Care Regulatory Climate

The Centers for Medicare & Medicaid Services (“CMS”) annually updates Medicare skilled nursing facility (“SNF”) prospective payment system rates and other policies. On July 30, 2019, CMS issued its final fiscal year 2020 Medicare skilled nursing facility update. Under the final rule, CMS projected aggregate payments to SNFs would increase by $851 million, or 2.4%, for fiscal year 2020 compared with fiscal year 2019. The final rule also addressed implementation of the new Patient-Driven Payment Model case mix classification system that became effective on October 1, 2019, changes to the group therapy definition in the skilled nursing facility setting, and various SNF Value-Based Purchasing and quality reporting program policies. On April 10, 2020, CMS issued a proposed rule to update SNF rates and policies for fiscal year 2021, which started October 1, 2020, and issued the final rule on July 31, 2020. CMS estimated that payments to SNFs would increase by $750 million, or 2.2%, for fiscal year 2021 compared to fiscal year 2020. CMS also adopted revised geographic delineations to identify a provider’s status as an urban or rural facility and to calculate the wage index, applying a 5% cap on any decreases in a provider’s wage index from fiscal year 2020 to fiscal year 2021. Finally, CMS also finalized updates to the SNF value-based purchasing program to reflect previously finalized policies, updated the 30-day phase one review and correction deadline for the baseline period quality measure quarterly report, and announced performance periods and performance standards for the fiscal year 2023 program year. On April 8, 2021, CMS issued a proposed rule to update SNF rates and policies for fiscal year 2022, which starts October 1, 2021. CMS estimates that under the proposed rule, overall payments to SNFs under the SNF prospective payment system in FY 2022 are projected to increase by approximately $444 million, or 1.3%, compared with those in FY 2021. The proposed rule also includes proposals for the SNF Quality Reporting Program, and the SNF Value-Based Program for FY 2022.

Since the announcement of the COVID-19 pandemic and beginning as of March 13, 2020, CMS has issued numerous temporary regulatory waivers and new rules to assist health care providers, including SNFs, respond to the COVID-19 pandemic. These include waiving the SNFs 3-day qualifying inpatient hospital stay requirement, flexibility in calculating a new Medicare benefit period, waiving timing for completing functional assessments, waiving requirements for health care professional licensure, survey and certification, provider enrollment, and reimbursement for services performed by telehealth, among many others. CMS also announced a temporary expansion of its Accelerated and Advance Payment Program to allow SNFs and certain other Medicare providers to request accelerated or advance payments in an amount up to 100% of the Medicare Part A payments they received from October–December 2019; this expansion was suspended April 26, 2020 in light of other CARES Act funding relief. The Continuing Appropriations Acts, 2021 and Other Extensions Act, enacted on October 1, 2020, amended the repayment terms for all providers and suppliers that requested and received accelerated and advance payments during the COVID-19 public health emergency. Specifically, Congress gave providers and suppliers that received Medicare accelerated and advance payment(s) one year from when the first loan payment was made to begin making repayments. In addition, CMS has also enhanced requirements for nursing facilities to report COVID-19 infections to local, state and federal authorities. On April 15, 2021, HHS Secretary Becerra announced that he had renewed, effective April 21, 2021, the declared public health emergency for an additional 90-day period.

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

On December 27, 2020, President Trump signed the Consolidated Appropriations Act, 2021 (H.R. 133). The $1.4 trillion omnibus appropriations legislation funds the government through September 30, 2021, and was attached to a $900 billion COVID-19 relief package. Of the $900 billion in COVID-19 relief, $73 billion was allocated to HHS. Notably, the bill adds an additional $3 billion to the Provider Relief Fund, includes language specific to reporting requirements, and allows providers to use any reasonable method to calculate lost revenue, including the difference between such provider’s budgeted and actual revenue budget if such budget had been established and approved prior to March 27, 2020. This change reverts to HHS’ previous guidance from June 2020 on how to calculate lost revenues. The Consolidated Appropriations Act, 2021, also extended the CARES Act’s sequestration suspension to March 31, 2021. On January 15, 2021, HHS announced that it would be amending the reporting timeline for Provider Relief Funds and indicated that it was working to update the Provider Relief Fund requirements to be consistent with the passage of the Consolidated Appropriations Act, 2021. On April 14, 2021, President Biden signed an Act to Prevent Across-the-Board Direct Spending Cuts, and for Other Purposes (H.R. 1868), which extended the sequestration suspension period to December 31, 2021.

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

Congress periodically considers legislation revising Medicare and Medicaid policies, including legislation that could have the impact of reducing Medicare reimbursement for SNFs and other Medicare providers, limiting state Medicaid funding allotments, encouraging home and community-based long-

term care services as an alternative to institutional settings, or otherwise reforming payment policy for post-acute care services. Congress continues to consider further legislative action in response to the COVID-19 pandemic. There can be no assurances that enacted or future legislation will not have an adverse impact on the financial condition of our lessees and borrowers, which subsequently could materially adversely impact our company.

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

The following table reflects our recent historical trends of concentration risk (gross investment, in thousands):

	3/31/21	12/31/20	9/30/20	6/30/20	3/31/20
Asset mix:
Real property	$1,449,062	$1,452,001	$1,448,764	$1,445,691	$1,438,177
Loans receivable	259,874	259,843	260,267	258,649	256,959
Real estate investment mix:
Skilled nursing centers	$820,343	$820,312	$817,364	$812,637	$807,457
Assisted living communities	877,233	880,172	880,307	880,343	876,319
Other (1)	11,360	11,360	11,360	11,360	11,360
Operator mix:
Prestige Healthcare (1)	$273,007	$272,976	$273,399	$271,781	$270,091
Senior Care Centers	138,109	138,109	138,109	138,109	138,109
Anthem Memory Care	136,483	136,483	136,483	136,483	136,483
Carespring Health Care Management	102,520	102,520	102,520	102,520	102,520
Brookdale Senior Living (2)	101,012	100,613	98,921	98,921	98,921
Remaining operators (2)	957,805	961,143	959,599	956,526	949,012
Geographic mix:
Michigan	$281,995	$281,963	$282,103	$279,821	$277,063
Texas	273,468	273,287	273,075	273,075	273,075
Wisconsin	149,403	149,403	149,403	149,403	149,405
California	105,352	105,163	104,924	104,687	103,970
Colorado	104,307	104,090	106,879	106,879	106,879
Remaining states	794,411	797,938	792,647	790,475	784,744
(1)	As of March 31, 2021, we have three parcels of land located adjacent to properties securing the Prestige Healthcare mortgage loan and are managed by Prestige.

(2)	During the three months ended March 31, 2021, we transitioned 11 ALFs from Senior Lifestyle to two operators. As a result of this transition, Senior Lifestyle is no longer a top five operator under our operator mix and is replaced by Brookdale Senior Living. Accordingly, our “Brookdale Senior Living properties” were reclassified from “Remaining operators” and our “Senior Lifestyle properties” were reclassified to “Remaining operators” for all periods presented.

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

Balance Sheet Metrics

	Quarter Ended
	3/31/21			12/31/20			9/30/20			6/30/20			3/31/20
Debt to gross asset value	36.3%		(1)	35.8%		(4)	36.5%		(4)	37.4%			37.3%
Debt to market capitalization ratio	28.7%		(2)	29.8%		(5)	32.7%		(7)	31.8%		(8)	36.3%
Interest coverage ratio (9)	4.5	x	(3)	5.3	x	(6)	4.8	x		4.9	x		4.7	x
Fixed charge coverage ratio (9)	4.5	x		5.3	x	(6)	4.8	x		4.9	x		4.7	x
(1)	Increased due to increase in outstanding debt partially offset by increase in gross asset value.

(2)	Decreased due to increase in market capitalization partially offset by increase in outstanding debt.

(3)	Decreased due to decrease in rental income partially offset by decrease in interest expense.

(4)	Decreased due to decrease in outstanding debt partially offset by decrease in gross value.

(5)	Decreased due to decrease in outstanding debt and increase in market capitalization.

(6)	Increased due to decrease in interest expense and increase in rental income.

(7)	Increased due to decrease in market capitalization, partially offset by decrease in outstanding debt.

(8)	Decreased due to increase in market capitalization.

(9)	In calculating our interest coverage and fixed charge coverage ratios above, we use EBITDAre, which is a financial measure not derived in accordance with GAAP (non-GAAP financial measure). EBITDAre is not an alternative to net income, operating income or cash flows from operating activities as calculated and presented in accordance with GAAP. You should not rely on EBITDAre as a substitute for any such GAAP financial measures or consider it in isolation, for the purpose of analyzing our financial performance, financial position or cash flows. Net income is the most directly comparable GAAP measure to EBITDAre.

	Quarter Ended
	3/31/21		12/31/20		9/30/20		6/30/20		3/31/20
Net income	$13,850		$17,665		$12,338		$1,952		$63,722
Less/Add: (Gain)/ loss on sale	773		(44)		(30)		(189)		(43,854)
Add: Loss on unconsolidated joint ventures	—		138		—		620		—
Add: Impairment loss	—		3,036		941		—		—
Add: Interest expense	6,972		7,088		7,361		7,546		7,710
Add: Depreciation and amortization	9,877		9,839		9,766		9,797		9,669
EBITDAre	$31,472		$37,722		$30,376		$19,726		$37,247
Add (less): Non-recurring one-time items	—		—		5,099		17,742	(1)	—
Adjusted EBITDAre	$31,472		$37,722		$35,475		$37,468		$37,247

Interest expense	$6,972		$7,088		$7,361		$7,546		$7,710
Add: Capitalized interest	—		—		77		86		191
Interest incurred	$6,972		$7,088		$7,438		$7,632		$7,901

Interest coverage ratio	4.5	x	5.3	x	4.8	x	4.9	x	4.7	x

Interest incurred	$6,972		$7,088		$7,438		$7,632		$7,901
Total fixed charges	$6,972		$7,088		$7,438		$7,632		$7,901

Fixed charge coverage ratio	4.5	x	5.3	x	4.8	x	4.9	x	4.7	x
(1)	Represents write-off of Senior Lifestyle straight line rent receivable and lease incentives.

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

Operating Results (unaudited, in thousands)

	Three Months Ended
	March 31,
	2021		2020		Difference
Revenues:
Rental income	$31,973		$38,035		$(6,062)	(1)
Interest income from mortgage loans	7,922		7,777		145
Interest and other income	385		598		(213)	(2)
Total revenues	40,280		46,410		(6,130)

Expenses:
Interest expense	6,972		7,710		738	(3)
Depreciation and amortization	9,877		9,669		(208)
Impairment charges	—		—		—
Recovery (provision) for credit losses	(9)		1		10
Transaction costs	92		70		(22)
Property tax expense	3,981		4,223		242	(4)
General and administrative expenses	5,033		5,100		67
Total expenses	25,946		26,773		827

Other operating income:
(Loss) gain on sale of real estate, net	(773)	(5)	43,854	(6)	(44,627)
Operating income	13,561		63,491		(49,930)
Income from unconsolidated joint ventures	289		231		58
Net income	13,850		63,722		(49,872)
Income allocated to non-controlling interests	(88)		(89)		1
Net income attributable to LTC Properties, Inc.	13,762		63,633		(49,871)
Income allocated to participating securities	(120)		(263)		143
Net income available to common stockholders	$13,642		$63,370		$(49,728)
(1)	Decreased primarily due to Senior Lifestyle’s failure to pay contractual rent, abated and deferred rent, straight-line rent receivable write-off, a decrease in property tax revenue and reduction of 2021 rent and interest escalations by 50%, partially offset by increased rent from acquisitions and completed development projects and contractual rent increases.

(2)	Decreased primarily due to the payoff of a mezzanine loan.

(3)	Decreased primarily due to lower interest rates on our line of credit and scheduled principal payments on our senior unsecured notes.

(4)	Decreased primarily due to timing of certain operators’ property tax escrow receipts and the payment of related taxes partially offset by acquisitions and completed development projects.

(5)	Represents the net loss on sale of $861 related to a closed property in Florida that was sold during the first quarter of 2021 partially offset by reassessment adjustment of the holdback related to properties sold in the prior years.

(6)	Represents the net gain on sale of 21 SNFs within the Preferred Care portfolio.

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

The following table reconciles GAAP net income available to common stockholders to NAREIT FFO available to common stockholders (unaudited, amounts in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2021		2020
GAAP net income available to common stockholders	$13,642		$63,370
Add: Depreciation and amortization	9,877		9,669
Add/(less): Loss (gain) on sale of real estate, net	773		(43,854)
NAREIT FFO attributable to common stockholders	$24,292		$29,185
NAREIT FFO attributable to common stockholders per share:
Basic	$0.62	(1)	$0.74
Diluted	$0.62	(1)	$0.74
Weighted average shares used to calculate NAREIT FFO per share:
Basic	39,100		39,539
Diluted	39,374	(2)	39,541	(2)
(1)	Includes the effect of participating securities.
(2)	Includes the effect of stock option equivalents, participating securities and performance-based stock units.

Liquidity and Capital Resources

Sources and Uses of Cash

As of March 31, 2021, we had a total of $8.2 million of cash and cash equivalents, $493.1 million available under our unsecured revolving line of credit and the potential ability to access the capital markets through the issuance of $200.0 million of common stock under our Equity Distribution Agreements. Furthermore, we have the ability to access the capital markets through the issuance of debt and/ or equity securities under an automatic shelf registration statement.

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

	Three Months Ended March 31,		Change
Cash provided by (used in):	2021	2020	$
Operating activities	$21,259	$23,854	$(2,595)
Investing activities	(4,091)	51,660	(55,751)
Financing activities	(16,739)	(48,870)	32,131
Increase in cash, cash equivalents and restricted cash	429	26,644	(26,215)
Cash, cash equivalents and restricted cash, beginning of period	7,772	4,224	3,548
Cash, cash equivalents and restricted cash, end of period	$8,201	$30,868	$(22,667)

Debt Obligations

Bank Borrowings. We have an Unsecured Credit Agreement that provides for a revolving line of credit up to $600.0 million in aggregate commitment of the lenders and the opportunity to increase the commitment size of the credit agreement up to a total of $1.0 billion. The Unsecured Credit Agreement matures on June 27, 2022 and provides for a one-year extension option at our discretion, subject to customary conditions. Based on our leverage at March 31, 2021, the facility provides for interest annually at LIBOR plus 115 basis points and a facility fee of 20 basis points. At March 31, 2021, we were in compliance with all covenants.

Senior Unsecured Notes. We have senior unsecured notes held by institutional investors with interest rates ranging from 3.85% to 5.03%. The senior unsecured notes mature between 2021 and 2032.

The debt obligations by component as of March 31, 2021 are as follows (dollar amounts in thousands):

	Applicable		Available
	Interest	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing
Bank borrowings (2)	1.30%	$106,900	$493,100
Senior unsecured notes, net of debt issue costs	4.37%	552,521	—
Total	3.87%	$659,421	$493,100
(1)	Represents weighted average of interest rate as of March 31, 2021.

(2)	Subsequent to March 31, 2021, we paid down $5,000 under our unsecured revolving line of credit. Accordingly, we have $101,900 outstanding and $498,100 available for borrowing under our unsecured revolving line of credit at April 29, 2021.

Our debt borrowings and repayments during the three months ended March 31, 2021 are as follows (in thousands):

Debt Obligations	Borrowings	Repayments
Bank borrowings	$17,000	$—
Senior unsecured notes	—	(7,000)
Total	$17,000	$(7,000)

Equity

At March 31, 2021, we had 39,361,622 shares of common stock outstanding, equity on our balance sheet totaled $764.8 million and our equity securities had a market value of $1.6 billion. During the three months ended March 31, 2021, we declared and paid $23.2 million of cash dividends.

Subsequent to March 31, 2021, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of April, May and June 2021, payable on April 30, May 28, and June 30, 2021, respectively, to stockholders of record on April 22, May 20, and June 22, 2021, respectively.

At-The-Market Program. We have separate equity distribution agreements (collectively, “Equity Distribution Agreements”) to offer and sell, from time to time, up to $200.0 in aggregate offering price of shares of our common stock. As of March 31, 2021, no shares had been issued under the Equity Distribution Agreements. Accordingly, at March 31,2021, we had $200.0 available under the Equity Distribution Agreements.

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

Stock-Based Compensation. During the three months ended March 31, 2021, we granted restricted stock and performance-based stock units under the 2015 Plan as follows:

No. of	Price per
Shares (1)	Share	Vesting Period
95,293	$42.27	ratably over 3 years
71,892	$42.27	TSR targets (2)
167,185
(1)	Subsequent to March 31, 2021, we granted 3,000 shares of restricted stock at $43.14 per share vesting over one year.

(2)	Vesting is based on achieving certain total shareholder return (“TSR”) targets in 4 years with an acceleration opportunity in 3 years.

Critical Accounting Policies

Our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q are prepared in conformity with U.S. generally accepted accounting principles for interim financial information set forth in the Accounting Standards Codification as published by the Financial Accounting Standards Board, which require us to make estimates and assumptions regarding future events that affect the amounts reported in our financial statements and accompanying footnotes. We base these estimates on our experience and assumptions regarding future events we believe to be reasonable under the circumstances. Actual results could differ from those estimates and such differences may be material to the consolidated financial statements. We have described our most critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to our critical accounting policies or estimates since December 31, 2020.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the three months ended March 31, 2021. For additional information, refer to Item 7A as presented in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Item 1A. RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2021, we did not make any unregistered sales of equity securities.

During the three months ended March 31, 2021, we acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations. The average prices paid per share for each month in the quarter ended March 31, 2021 are as follows:

Total Number
			of Shares	Maximum
			Purchased as	Number of
		Average	Part of	Shares that May
	Total Number	Price	Publicly	Yet Be
	of Shares	Paid per	Announced	Purchased
Period	Purchased	Share	Plan	Under the Plan
January 1-January 31, 2021	—	$—	—	—
February 1 - February 28, 2021	84,616	$41.01	—	—
March 1 - March 31, 2021	—	$—	—	—
Total	84,616		—	—

Item 6. EXHIBITS

3.1	LTC Properties, Inc. Articles of Restatement (incorporated by reference to Exhibit 3.1.2 to the registrant’s Current Report on Form 8-K filed June 6, 2016)

3.2	Bylaws of LTC Properties, Inc. (incorporated by reference to Exhibit 3.2.2 to the registrant’s Annual Report on Form 10-K filed February 18, 2021)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC.
Registrant

Dated: April 29, 2021	By:	/s/ Caroline Chikhale
Caroline Chikhale
Executive Vice President, Chief Accounting Officer and Treasurer
(Principal Accounting Officer)