Form 10-Q
period 2021-06-30
LTC PROPERTIES INC
filed 2021-07-29
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Yes ☐ No ☑

The number of shares of common stock outstanding on July 22, 2021 was 39,374,044.

LTC PROPERTIES, INC.

FORM 10-Q

June 30, 2021

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share)

	June 30, 2021	December 31, 2020
	(unaudited)	(audited)
ASSETS
Investments:
Land	$123,239	$127,774
Buildings and improvements	1,281,066	1,324,227
Accumulated depreciation and amortization	(355,745)	(349,643)
Operating real estate property, net	1,048,560	1,102,358
Properties held-for-sale, net of accumulated depreciation: 2021—$3,512; 2020—$0	4,512	—
Real property investments, net	1,053,072	1,102,358

Mortgage loans receivable, net of loan loss reserve: 2021—$2,590; 2020—$2,592	257,051	257,251
Real estate investments, net	1,310,123	1,359,609
Notes receivable, net of loan loss reserve: 2021—$139; 2020—$146	13,730	14,465
Investments in unconsolidated joint ventures	19,340	11,340
Investments, net	1,343,193	1,385,414

Other assets:
Cash and cash equivalents	5,714	7,772
Debt issue costs related to bank borrowings	918	1,324
Interest receivable	35,977	32,746
Straight-line rent receivable	24,357	24,452
Lease incentives	2,414	2,462
Prepaid expenses and other assets	3,899	5,316
Total assets	$1,416,472	$1,459,486
LIABILITIES
Bank borrowings	$65,900	$89,900
Senior unsecured notes, net of debt issue costs: 2021—$581; 2020—$658	552,559	559,482
Accrued interest	4,093	4,216
Accrued expenses and other liabilities	31,540	30,082
Total liabilities	654,092	683,680
EQUITY
Stockholders’ equity:
Common stock: $0.01 par value; 60,000 shares authorized; shares issued and outstanding: 2021—39,374; 2020—39,242	394	392
Capital in excess of par value	852,959	852,780
Cumulative net income	1,420,776	1,388,775
Cumulative distributions	(1,520,153)	(1,474,545)
Total LTC Properties, Inc. stockholders’ equity	753,976	767,402
Non-controlling interests	8,404	8,404
Total equity	762,380	775,806
Total liabilities and equity	$1,416,472	$1,459,486

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(amounts in thousands, except per share, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Rental income	$29,804	$20,275	$61,777	$58,310
Interest income from mortgage loans	7,933	7,820	15,855	15,597
Interest and other income	392	386	777	984
Total revenues	38,129	28,481	78,409	74,891
Expenses:
Interest expense	6,860	7,546	13,832	15,256
Depreciation and amortization	9,508	9,797	19,385	19,466
(Recovery) provision for credit losses	—	—	(9)	1
Transaction costs	133	64	225	134
Property tax expense	3,800	4,111	7,781	8,334
General and administrative expenses	5,337	4,580	10,370	9,680
Total expenses	25,638	26,098	51,584	52,871
Other operating income:
Gain on sale of real estate, net	5,463	189	4,690	44,043
Operating income	17,954	2,572	31,515	66,063
Loss on unconsolidated joint ventures	—	(620)	—	(620)
Income from unconsolidated joint ventures	376	—	665	231
Net income	18,330	1,952	32,180	65,674
Income allocated to non-controlling interests	(91)	(82)	(179)	(171)
Net income attributable to LTC Properties, Inc.	18,239	1,870	32,001	65,503
Income allocated to participating securities	(113)	(97)	(233)	(278)
Net income available to common stockholders	$18,126	$1,773	$31,768	$65,225

Earnings per common share:
Basic	$0.46	$0.05	$0.81	$1.66
Diluted	$0.46	$0.05	$0.81	$1.66

Weighted average shares used to calculate earnings per common share:
Basic	39,169	39,055	39,135	39,298
Diluted	39,170	39,137	39,136	39,380

Dividends declared and paid per common share	$0.57	$0.57	$1.14	$1.14

Comprehensive Income:
Net income	$18,330	$1,952	$32,180	$65,674
Comprehensive income	$18,330	$1,952	$32,180	$65,674

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

			Capital in	Cumulative		Total	Non-
	Common Stock		Excess of	Net	Cumulative	Stockholder's	Controlling	Total
	Shares	Amount	Par Value	Income	Distributions	Equity	Interests	Equity
Balance—December 31, 2019	39,752	$398	$867,346	$1,293,482	$(1,384,283)	$776,943	$8,483	$785,426
Common Stock cash distributions ($0.57 per share)	—	—	—	—	(22,581)	(22,581)	—	(22,581)
Vesting of performance-based stock units	82	—	—	—	(586)	(586)	—	(586)
Issuance of restricted stock	76	1	(1)	—	—	—	—	—
Repurchase of common stock	(616)	(6)	(18,006)	—	—	(18,012)	—	(18,012)
Stock-based compensation expense	—	—	1,777	—	—	1,777	—	1,777
Net income	—	—	—	63,633	—	63,633	89	63,722
Non-controlling interest distributions	—	—	—	—	—	—	(146)	(146)
Other	(76)	(1)	(3,544)	—	—	(3,545)	—	(3,545)
Balance—March 31, 2020	39,218	$392	$847,572	$1,357,115	$(1,407,450)	$797,629	$8,426	$806,055
Common Stock cash distributions ($0.57 per share)	—	—	—	—	(22,359)	(22,359)	—	(22,359)
Issuance of restricted stock	25	—	(7)	—	—	(7)	—	(7)
Stock-based compensation expense	—	—	1,761	—	—	1,761	—	1,761
Net income	—	—	—	1,870	—	1,870	82	1,952
Non-controlling interest distributions	—	—	—	—	—	—	(97)	(97)
Balance—June 30, 2020	39,243	$392	$849,326	$1,358,985	$(1,429,809)	$778,894	$8,411	$787,305
Common Stock cash distributions ($0.57 per share)	—	—	—	—	(22,368)	(22,368)	—	(22,368)
Stock-based compensation expense	—	—	1,693	—	—	1,693	—	1,693
Net income	—	—	—	12,217	—	12,217	121	12,338
Non-controlling interest distributions	—	—	—	—	—	—	(128)	(128)
Other	(1)	—	(19)	—	—	(19)	—	(19)
Balance—September 30, 2020	39,242	$392	$851,000	$1,371,202	$(1,452,177)	$770,417	$8,404	$778,821
Common Stock cash distributions ($0.57 per share)	—	—	—	—	(22,368)	(22,368)	—	(22,368)
Issuance of restricted stock	—	—	(1)	—	—	(1)	—	(1)
Stock-based compensation expense	—	—	1,781	—	—	1,781	—	1,781
Net income	—	—	—	17,573	—	17,573	92	17,665
Non-controlling interest distributions	—	—	—	—	—	—	(92)	(92)
Balance—December 31, 2020	39,242	$392	$852,780	$1,388,775	$(1,474,545)	$767,402	$8,404	$775,806
Common Stock cash distributions ($0.57 per share)	—	—	—	—	(22,405)	(22,405)	—	(22,405)
Vesting of performance-based stock units, including the payment of distributions	109	1	(1)	—	(764)	(764)	—	(764)
Stock-based compensation expense	—	—	1,852	—	—	1,852	—	1,852
Net income	—	—	—	13,762	—	13,762	88	13,850
Non-controlling interest distributions	—	—	—	—	—	—	(88)	(88)
Cash paid for taxes in lieu of common shares	(84)	—	(3,470)	—	—	(3,470)	—	(3,470)
Other	95	1	(11)	—	—	(10)	—	(10)
Balance—March 31, 2021	39,362	$394	$851,150	$1,402,537	$(1,497,714)	$756,367	$8,404	$764,771
Common Stock cash distributions ($0.57 per share)	—	—	—	—	(22,439)	(22,439)	—	(22,439)
Stock-based compensation expense	—	—	1,958	—	—	1,958	—	1,958
Net income	—	—	—	18,239	—	18,239	91	18,330
Non-controlling interest distributions	—	—	—	—	—	—	(91)	(91)
Cash paid for taxes in lieu of common shares	(3)	—	(103)	—	—	(103)	—	(103)
Other	15	—	(46)	—	—	(46)	—	(46)
Balance—June 30, 2021	39,374	$394	$852,959	$1,420,776	$(1,520,153)	$753,976	$8,404	$762,380

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES:
Net income	$32,180	$65,674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,385	19,466
Stock-based compensation expense	3,810	3,539
Gain on sale of real estate, net	(4,690)	(44,043)
Loss on unconsolidated joint ventures	—	620
Income from unconsolidated joint ventures	(665)	(231)
Income distributions from unconsolidated joint ventures	—	231
Straight-line rental income	(663)	(1,473)
Adjustment for collectibility of rental income and lease incentives	758	17,742
Lease incentives funded	(180)	(13)
Amortization of lease incentives	228	209
(Recovery) provision for credit losses	(9)	1
Other non-cash items, net	521	512
Increase in interest receivable	(3,231)	(3,115)
Decrease in accrued interest payable	(123)	(396)
Net change in other assets and liabilities	1,323	(3,076)
Net cash provided by operating activities	48,644	55,647
INVESTING ACTIVITIES:
Investment in real estate properties	—	(13,581)
Investment in real estate developments	—	(10,348)
Investment in real estate capital improvements	(2,046)	(3,053)
Capitalized interest	—	(277)
Proceeds from sale of real estate, net	36,532	72,141
Investment in real estate mortgage loans receivable	(426)	(2,557)
Principal payments received on mortgage loans receivable	625	565
Investments in unconsolidated joint ventures	(5,676)	(58)
Proceeds from liquidation of investments in unconsolidated joint ventures	—	17,464
Advances and originations under notes receivable	(1,811)	(611)
Principal payments received on notes receivable	2,553	2,163
Net cash provided by investing activities	29,751	61,848
FINANCING ACTIVITIES:
Bank borrowings	17,000	24,000
Repayment of bank borrowings	(41,000)	(28,000)
Principal payments on senior unsecured notes	(7,000)	—
Stock repurchase plan	—	(18,012)
Distributions paid to stockholders	(45,608)	(45,526)
Distributions paid to non-controlling interests	(179)	(243)
Financing costs paid	(35)	(35)
Cash paid for taxes in lieu of shares upon vesting of restricted stock and performance-based stock units	(3,573)	(3,545)
Other	(58)	(8)
Net cash used in financing activities	(80,453)	(71,369)
(Decrease) increase in cash, cash equivalents and restricted cash	(2,058)	46,126
Cash, cash equivalents and restricted cash, beginning of period	7,772	4,244
Cash, cash equivalents and restricted cash, end of period	$5,714	$50,370
Supplemental disclosure of cash flow information:
Interest paid	$13,437	$15,142
Non-cash investing and financing transactions:
Reclassification of notes receivable to lease incentives	$—	$300
Preferred return reserve related to investments in unconsolidated joint ventures (See Note 3)	$2,324	$—

See accompanying notes.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	General

LTC Properties, Inc., a health care real estate investment trust (“REIT”), was incorporated on May 12, 1992 in the State of Maryland and commenced operations on August 25, 1992. We invest primarily in seniors housing and health care properties primarily through sale-leasebacks, mortgage financing, joint ventures and structured finance solutions including preferred equity and mezzanine lending. We conduct and manage our business as one operating segment, rather than multiple operating segments, for internal reporting and internal decision-making purposes. Our primary objectives are to create, sustain and enhance stockholder equity value and provide current income for distribution to stockholders through real estate investments in seniors housing and health care properties managed by experienced operators. Our primary seniors housing and health care property classifications include skilled nursing centers (“SNF”), assisted living communities (“ALF”), independent living communities (“ILF”), memory care communities (“MC”) and combinations thereof. To meet these objectives, we attempt to invest in properties that provide opportunity for additional value and current returns to our stockholders and diversify our investment portfolio by geographic location, operator, property classification and form of investment.

We have prepared consolidated financial statements included herein without audit and in the opinion of management have included all adjustments necessary for a fair presentation of the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to rules and regulations governing the presentation of interim financial statements. The accompanying consolidated financial statements include the accounts of our company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2021 and 2020 are not necessarily indicative of the results for a full year.

No provision has been made for federal or state income taxes. Our company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As such, we generally are not taxed on income that is distributed to our stockholders.

New Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued guidance which provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally may be elected over time through December 31, 2022. The Company has not adopted any of the optional expedients or exceptions through June 30, 2021 but will continue to evaluate the possible adoption (including potential impact) of any such expedients or exceptions during the effective period as circumstances evolve.

2.	Real Estate Investments

Assisted living communities, independent living communities, memory care communities and combinations thereof are included in the assisted living property classification (collectively “ALF”).

Any reference to the number of properties or facilities, number of units, number of beds, number

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

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

The following table summarizes our investments in owned properties at June 30, 2021 (dollar amounts in thousands):

						Average
		Percentage	Number	Number of		Investment
	Gross	of	of	SNF	ALF	per
Type of Property	Investment	Investment	Properties (1)	Beds	Units	Bed/Unit
Assisted Living	$840,502	59.5%	102	—	5,799	$144.94
Skilled Nursing	560,467	39.7%	51	6,277	212	$86.37
Other (2)	11,360	0.8%	1	118	—	—
Total	$1,412,329	100.0%	154	6,395	6,011
(1)	We own properties in 27 states that are leased to 31 different operators.

(2)	Includes three parcels of land held-for-use, and one behavioral health care hospital.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Future minimum base rents receivable under the remaining non-cancelable terms of operating leases excluding the effects of straight-line rent receivable, amortization of lease incentives and renewal options are as follows (in thousands):

Cash
Rent (1)
July-December 2021	$62,347
2022	132,240
2023	117,928
2024	119,292
2025	102,843
Thereafter	412,942
(1)	Represents contractual cash rent, except for certain master leases which are based on estimated cash payments and the Senior Lifestyle Corporation master lease.

We monitor the collectability of our receivable balances, including deferred rent receivable balances, on an ongoing basis. We write-off uncollectible operator receivable balances, including straight line rent receivable and lease incentives balances, as a reduction to rental income in the period such balances are no longer probable of being collected. Therefore, recognition of rental income is limited to the lesser of the amount of cash collected or rental income reflected on a “straight-line” basis for those customer receivable balances deemed uncollectible. As of June 30, 2021, we have 18 operators that are being accounted for on a “cash-basis” representing approximately 51% of our rental income for the three months ended June 30, 2021. We wrote-off straight-line rent receivable and lease incentives balances of $758,000 and $17,742,000 for the six months ended June 30, 2021 and 2020, respectively.

We continue to take into account the current financial condition of our operators, including consideration of the impact of COVID-19, in our estimation of our uncollectible accounts and deferred rents receivable at June 30, 2021. We are closely monitoring the collectability of such rents and will adjust future estimations as appropriate as further information becomes known.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table summarizes components of our rental income for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Rental Income	2021		2020		2021		2020
Base cash rental income	$26,410	(1)	$33,336		$55,033	(1)	$66,351
Variable cash rental income	3,529	(2)	4,155	(2)	7,067	(2)	8,437	(2)
Straight-line rent	(19)	(3)	634	(3)	663	(3)	1,473	(3)
Adjustment for collectability of rental income and lease incentives	—		(17,742)	(4)	(758)	(4)	(17,742)	(4)
Amortization of lease incentives	(116)		(108)		(228)		(209)
Total	$29,804		$20,275		$61,777		$58,310
(1)	Decreased primarily due to non-payment of rent collected from Senior Lifestyle Corporation (“Senior Lifestyle”), Senior Care Centers, LLC (“Senior Care”) and Abri Health Services, LLC (“Abri Health”) unpaid lease obligations and abated and deferred rent partially offset by increased rent from completion of development projects and contractual rent increases.

(2)	The variable rental income for the three and six months ended June 30, 2021, includes reimbursement of real estate taxes by our lessees of $3,529 and $7,067, respectively. The variable rental income for the three and six months ended June 30, 2020 includes contingent rental income of $44 and $104, respectively and reimbursement of real estate taxes by our lessees of $4,111 and $8,333, respectively.

(3)	Decreased due to more leases accounted for on a cash basis and normal amortization.

(4)	Represents straight-line rent receivable and lease incentives write-offs.

Some of our lease agreements provide purchase options allowing the lessees to purchase the properties they currently lease from us. The following table summarizes information about purchase options included in our lease agreements (dollar amount in thousands):

	Type	Number
	of	of	Gross	Carrying	Option
State	Property	Properties	Investments	Value	Window
California	ALF/MC	2	$38,895	$35,130	2024-2029
California	ALF	2	31,577	17,323	2021-TBD	(1)
Colorado	ALF	1	6,764	5,418	2022-2026
Florida	MC	1	15,173	13,153	2028-2029
Kentucky and Ohio	MC	2	30,342	26,918	2028-2029
Texas	MC	2	25,265	23,405	2021-2027
South Carolina	ALF/MC	1	11,680	9,922	2028-2029
Total			$159,696	$131,269
(1)	The option window ending date will be either 24 months or 48 months after the option window commences, based on certain contingencies.

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, and on March 13, 2020, the United States declared a national emergency with regard to COVID-19. At June 30, 2021, in conjunction with the continued levels of uncertainty related to the adverse effects of COVID-19, we assessed the probability of collecting substantially all of our lease payments through maturity and concluded that we did not have sufficient information available to evaluate the impact of COVID-19 on the collectibility of our lease payments. The extent to which COVID-19 could impact our operators and the collectibility of our future lease payments will depend on the future developments including the financial impact significance, government support and subsidies and the duration of the pandemic.

In recognition of the pandemic impact affecting our operators, we have agreed to rent abatements

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

totaling $1,669,000 and rent deferrals, net of repayments, for certain operators totaling $2,243,000 during the six months ended June 30, 2021. The $3,912,000 in rent abatements and deferrals, net of repayments, during the six months ended June 30, 2021, represented approximately 4.8% of our contractual rent for the six months ended June 30, 2021. Additionally, we reduced 2021 rent and interest escalations by 50% to support eligible operators during the continuing COVID-19 crisis. The rent and interest escalation reductions were given in the form of a rent and interest credit in recognition of operators’ increased costs due to COVID-19. We have elected to recognize the rent credits given to the eligible operators where we accrue rent on a straight-line basis over the remaining life of those respective leases. During the six months ended June 30, 2021, we recognized a decrease of $462,000 of GAAP revenue and $1,337,000 of cash revenue.

Acquisitions and Developments: The following table summarizes our acquisitions for the six months ended June 30, 2021 and 2020 (dollar amounts in thousands):

				Total	Number	Number
		Purchase	Transaction	Acquisition	of	of
Year	Type of Property	Price	Costs	Costs	Properties	Beds/Units
2021	n/a	$—	$—	$—	—	—

2020	Skilled Nursing (1)	$13,500	$81	$13,581	1	140
(1)	We acquired a SNF located in Texas.

During the six months ended June 30, 2021 and 2020, we invested the following in development and improvement projects (in thousands):

	Six Months Ended June 30,
	2021		2020
Type of Property	Developments	Improvements	Developments	Improvements
Assisted Living Communities	$—	$2,046	$4,487	$3,039
Skilled Nursing Centers	—	—	5,861	14
Total	$—	$2,046	$10,348	$3,053

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Completed Developments. We had no completed developments during the six months ended June 30, 2021. The following table summarized our completed developments during the six months ended June 30, 2020 (dollar amounts in thousands):

		Number	Type	Number
		of	of	of		Total
Year	Type of Project	Properties	Property	Beds/Units	State	Investment
2020	Development	1	ALF/MC	78	Oregon	$18,443

Properties Sold. The following table summarizes property sales during the six months ended June 30, 2021 and 2020 (dollar amounts in thousands):

		Type		Number	Number
		of		of	of	Sales	Carrying	Net
Year	State (1)	Properties		Properties	Beds/Units	Price	Value	(Loss) gain (2)
2021	n/a	n/a		—	—	$—	$—	$159	(3) (4)
	Florida	ALF		1	—	2,000	2,625	(858)
	Nebraska	ALF		1	40	900	1,079	(205)
	Wisconsin	ALF		3	263	35,000	28,295	5,594
Total 2021				5	303	$37,900	$31,999	$4,690

2020	n/a	n/a		—	—	$—	$—	$102	(3) (4)
	Arizona	SNF		1	194	12,550	2,229	10,292
	Colorado	SNF		3	275	15,000	4,271	10,364
	Iowa	SNF	(4)	7	544	14,500	4,886	9,005
	Kansas	SNF		3	250	9,750	7,438	1,993
	Texas	SNF		7	1,148	23,000	10,260	12,287
Total 2020				21	2,411	$74,800	$29,084	$44,043

(

(1)	Subsequent to June 30, 2021, we sold a 123-bed SNF in Washington for $7,700. We received proceeds of $7,200 and expect to recognize a gain on sale of $2,600.

(2)	Calculation of net (loss) gain includes cost of sales.

(3)	We recognized additional gain due to the reassessment adjustment of the holdbacks related to properties sold during 2019 and 2020, under the expected value model per ASC Topic 606, Contracts with Customers (“ASC 606”).

(4)	One of the transactions includes a holdback of $838 which is held in an interest-bearing account with an escrow holder on behalf of the buyer for potential specific losses. During 2020, we received $150 of the holdback. The remaining holdback expires in March 2022. Using the expected value model per ASC 606, we estimated and recorded the holdback value of $471 at closing.

Properties held-for-sale. The following table summarizes our properties held-for-sale at June 30, 2021 and December 31, 2020 (dollar amounts in thousands):

		Type	Number	Number
		of	of	of	Gross	Accumulated
	State	Property	Properties	Beds/units	Investment	Depreciation
2021 (1)	WA	SNF	1	123	$8,024	$3,512

2020	n/a	n/a	—	—	$—	$—
(1)	Subsequent to June 30, 2021, we sold this SNF for $7,700. We received proceeds of $7,200 and expect to recognize a gain on sale of $2,600.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Mortgage Loans. The following table summarizes our investments in mortgage loans secured by first mortgages at June 30, 2021 (dollar amounts in thousands):

			Type	Percentage	Number of			Investment
		Gross	of	of			SNF	per
Interest Rate (1)	Maturity	Investment	Property	Investment	Loans (2)	Properties (3)	Beds	Bed/Unit
10.1%	2043	$185,861	SNF	71.6%	1	15	1,887	$98.50
9.3%	2045	39,130	SNF	15.1%	1	4	501	$78.10
9.6%	2045	19,750	SNF	7.6%	1	2	205	$96.34
9.6%	2045	14,900	SNF	5.7%	1	1	146	$102.05
Total		$259,641		100.0%	4	22	2,739	$94.79
(1)	The majority of the mortgage loans provide for annual increases in the interest rate after a certain time period increasing by 2.25%.

(2)	Some loans contain certain guarantees, provide for certain facility fees and the majority of the mortgage loans have a 30-year term.

(3)	The properties securing these mortgage loans are located in one state and are operated by one operator.

The following table summarizes our mortgage loan activity for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Originations and funding under mortgage loans receivable	$426	$2,557
Scheduled principal payments received	(625)	(565)
Mortgage loan premium amortization	(3)	(2)
Provision for loan loss reserve	2	(20)
Net (decrease) increase in mortgage loans receivable	$(200)	$1,970

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

As of June 30, 2021, the accrued interest receivable of $35,977,000 was not included in the measurement of expected credit losses on the mortgage loan receivable and notes receivable (see Note 4). We elected not to measure an allowance for expected credit losses on the related accrued interest receivable using the expected credit loss standard. Rather, we have elected to write-off accrued interest receivable by reversing interest income and/or recognizing credit loss expense as incurred. We review the collectability of the accrued interest receivable quarterly as part of our review of the mortgage loan or notes receivables including the performance of the underlying collateral. For the six months ended June 30, 2021 and 2020, the Company did not write-off any accrued interest receivable.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

3.	Investment in Unconsolidated Joint Ventures

We had a preferred equity investment in an unconsolidated joint venture (“JV”) that owned four communities located in Arizona, providing independent living, assisted living and memory care services. During 2020, the JV sold the four properties comprising the JV and received liquidation proceeds totaling $17,848,000. As a result of this transaction, we incurred $620,000 of losses during the six months ended June 30, 2020 and an additional $138,000 during the fourth quarter of 2020.

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

	Type	Type		Total	Contractual	Number
	of	of		Preferred	Cash	of	Carrying
State	Properties	Investment		Return	Portion	Beds/ Units	Value
Washington	UDP	Preferred Equity	(1)	12%	7%	—	$6,340	(1)
Washington	UDP	Preferred Equity	(2)	12%	8%	—	13,000	(2)
Total						—	$19,340
(1)	Invested $6,340 of preferred equity in an entity that will develop and own a 95-unit ALF and MC in Washington and withheld $1,425 as a reserve. Our investment represents 15.5% of the estimated total investment. The preferred equity investment earns an initial cash rate of 7% increasing to 9% in year four until the internal rate of return (“IRR”) is 8%. After achieving an 8% IRR, the cash rate drops to 8% until achieving an IRR ranging between 12% to 14%.

(2)	Invested $13,000 of preferred equity in an entity that will develop and own a 267-unit ILF and ALF in Washington and withheld $3,777 as a reserve. Our investment represents 11.6% of the estimated total investment. The preferred equity investment earns an initial cash rate of 8% until achieving an IRR ranging between 12% and 14%.

The following table summarizes our capital contributions, income recognized, and cash interest received related to our investments in unconsolidated joint ventures for the six months ended June 30, 2021 and 2020 (in thousands):

	Type
	of		Capital		Income		Cash Interest
Year	Properties		Contribution		Recognized		Earned
2021	UDP	(1)	$—		$225	(1)	$187	(1)
	UDP	(2)	8,000	(2)	440	(2)	353	(2)
Total			$8,000		$665		$540

2020	ALF/MC/ILF	(3)	$58	(3)	$231	(3)	$231	(3)
Total			$58		$231		$231
(1)	During 2020, we provided a total preferred equity investment of $6,340 to a JV for the development of a 95-unit ALF and MC.

(2)	During 2021, we funded the remaining $8,000 related to a $13,000 preferred equity investment commitment in an entity that will develop and own a 267-unit ILF and ALF in Washington.

(3)	Relates to our preferred equity investment in Arizona discussed above. During 2020, the properties comprising the JV were sold.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

4.	Notes Receivable

Notes receivable consists of mezzanine loans and other loan arrangements. The following table is a summary of our notes receivable components as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Mezzanine loans	$7,461	$8,445
Other loans	6,408	6,166
Notes receivable loan loss reserve	(139)	(146)
Total	$13,730	$14,465

The following table summarizes our notes receivable activity for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021		2020
Advances under notes receivable	$1,811	(1)	$611
Principal payments received under notes receivable	(2,553)		(2,163)
Reclassified to lease incentives	—		(300)	(2)
Notes receivable reserve	7		18
Net decrease	$(735)		$(1,834)
(1)	Funding under working capital notes and mezzanine loans with interest ranging between 5% and 8% and maturities between 2022 and 2030.

(2)	Represents interim working capital loans related to development projects which matured upon completion of the development projects and commencement of the master leases.

5.	Lease Incentives

Our lease incentive balances at June 30, 2021 and December 31, 2020 are as follows (in thousands):

	June 30, 2021	December 31, 2020
Non-contingent lease incentives	$2,414	$2,462

The following table summarizes our lease incentives activity for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021		2020
	Funding	Amortization	Funding	Amortization	Reclassification
Non-contingent lease incentives	$180	$(228)	$13	$(209)	$115	(1)
(1)	We reclassified a $300 interim working capital loan as lease incentive. See Note 4. Notes Receivable for further discussion. Additionally, we wrote-off $185 of lease incentive related to a master lease for which we determined it was not probable we will collect substantially all of the contractual lease obligations through maturity. See Note 2. Real Estate Investments for further discussion.

Non-contingent lease incentives represent payments made to our lessees for various reasons including entering into a new lease or lease amendments and extensions. Contingent lease incentives represent potential contingent earn-out payments that may be made to our lessees in the future, as part of

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

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

Bank Borrowings. We have an unsecured credit agreement that provides for a revolving aggregate commitment of the lenders of up to $600,000,000 with the opportunity to increase the commitment size of the credit agreement up to a total of $1,000,000,000. The unsecured credit agreement matures on June 27, 2022 and provides for a one-year extension option at our discretion, subject to customary conditions. Based on our leverage at June 30, 2021, the facility provides for interest annually at LIBOR plus 115 basis points and a facility fee of 20 basis points. At June 30, 2021, we were in compliance with all covenants.

Senior Unsecured Notes. We have senior unsecured notes held by institutional investors with interest rates ranging from 3.85% to 5.03%. The senior unsecured notes mature between 2021 and 2032.

The debt obligations by component as of June 30, 2021 and December 31, 2020 are as follows (dollar amounts in thousands):

		At June 30, 2021		At December 31, 2020
	Applicable		Available		Available
	Interest	Outstanding	for	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing	Balance	Borrowing
Bank borrowings (2)	1.24%	$65,900	$534,100	$89,900	$510,100
Senior unsecured notes, net of debt issue costs (3)	4.37%	552,559	—	559,482	—
Total	4.04%	$618,459	$534,100	$649,382	$510,100
(1)	Represents weighted average of interest rate as of June 30, 2021.

(2)	Subsequent to June 30, 2021, we had a net borrowing of $19,000 under our unsecured revolving line of credit. Accordingly, we have $84,900 outstanding and $515,100 available for borrowing under our unsecured revolving line of credit at July 29, 2021.

(3)	Subsequent to June 30, 2021, we paid $25,160 in regular scheduled principal payments under our senior unsecured notes. Accordingly, we have $527,399 outstanding under our senior unsecured notes, net of debt issue costs at July 29, 2021.

Our borrowings and repayments are as follows (in thousands):

	Six Months Ended June 30,
	2021				2020
Debt Obligations	Borrowings		Repayments		Borrowings	Repayments
Bank borrowings	$17,000	(1)	$(41,000)		$24,000	$(28,000)
Senior unsecured notes	—		(7,000)	(2)	—	—
Total	$17,000		$(48,000)		$24,000	$(28,000)
(1)	Subsequent to June 30, 2021, we had a net borrowing of $19,000 under our unsecured revolving line of credit. Accordingly, we have $84,900 outstanding and $515,100 available for borrowing under our unsecured revolving line of credit at July 29, 2021.

(2)	Subsequent to June 30, 2021, we paid $25,160 in regular scheduled principal payments under our senior unsecured notes. Accordingly, we have $527,399 outstanding under our senior unsecured notes, net of debt issue costs at July 29, 2021.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

7.	Equity

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

As of June 30, 2021, we have the following consolidated VIEs (in thousands):

				Gross
Investment		Property		Consolidated	Non-Controlling
Year	Purpose	Type	State	Assets	Interests
2019	Owned real estate	ALF/MC	VA	$16,895	$919
2018	Owned real estate	ILF	OR	14,400	2,858
2018	Owned real estate and development	ALF/MC	OR	18,447	1,081
2017	Owned real estate and development	ILF/ALF/MC	WI	22,007	2,305
2017	Owned real estate	ALF/MC	SC	11,680	1,241
Total				$83,429	$8,404

Common Stock. We have separate equity distribution agreements (collectively, “Equity Distribution Agreements”) to offer and sell, from time to time, up to $200,000,000 in aggregate offering price of shares of our common stock. As of June 30, 2021, no shares had been issued under the Equity Distribution Agreements. Accordingly, at June 30, 2021, we had $200,000,000 available under the Equity Distribution Agreements.

During the six months ended June 30, 2021 and 2020, we acquired 87,249 shares and 76,067 shares, respectively, of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Distributions. We declared and paid the following cash dividends (in thousands):

	Six Months Ended June 30,
	2021				2020
	Declared		Paid		Declared		Paid
Common Stock (1)	$45,608	(2)	$45,608	(2)	$45,526	(3)	$45,526	(3)
(1)	Represents $0.19 per share per month for the six months ended June 30, 2021 and 2020.

(2)	Includes $764 of distributions that were paid as a result of the vesting of performance-based stock units.

(3)	Includes $586 of distributions that were paid as a result of the vesting of performance-based stock units.

In July 2021, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of July, August and September 2021, payable on July 30, August 31, and September 30, 2021, respectively, to stockholders of record on July 22, August 23, and September 22, 2021, respectively.

Stock-Based Compensation. During the second quarter of 2021, we adopted and our shareholders approved the 2021 Equity Participation Plan (“the 2021 Plan”) which replaces the 2015 Equity Participation Plan (“the 2015 Plan”). Under the 2021 Plan, 1,900,000 shares of common stock have been authorized and reserved for awards, less one share for every one share that was subject to an award granted under the 2015 Plan after December 31, 2020 and prior to adoption. In addition, any shares that are not issued under outstanding awards under the 2015 Plan because the shares were forfeited or cancelled after December 31, 2020 will be added to and again be available for awards under the 2021 Plan. Under the 2021 Plan, the shares were authorized and reserved for awards to officers, employees, non-employee directors and consultants. The terms of the awards granted under the 2021 Plan and the 2015 Plan are set by our compensation committee at its discretion.

At June 30, 2021, we had 15,000 stock options outstanding and exercisable. During the six months ended June 30, 2021 and 2020, no stock options were granted or exercised.

The following table summarizes our restricted stock activity for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Outstanding, January 1	180,440	163,569
Granted	110,348	101,348
Vested	(93,366)	(83,477)
Outstanding, June 30	197,422	181,440

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the six months ended June 30, 2021 and 2020, we granted 71,892 and 66,027, respectively, of performance-based stock units. Additionally, during the six months ended June 30, 2021 and 2020, the number of performance-based stock units that vested were 108,720 and 81,574, respectively.

During the six months ended June 30, 2021 and 2020, we granted restricted stock and performance-based stock units as follows:

	No. of	Price per
Year	Shares/Units	Share	Vesting Period
2021	95,293	$42.27	ratably over 3 years
	71,892	$42.27	TSR targets (1)
	12,055	$39.40	May 26, 2022
	3,000	$43.14	April 1, 2022
	182,240

2020	76,464	$48.95	ratably over 3 years
	66,027	$49.98	TSR targets (1)
	9,884	$38.45	May 27, 2021
	15,000	$38.45	ratably over 3 years
	167,375

(1)	Vesting is based on achieving certain total shareholder return (“TSR”) targets in 4 years with acceleration opportunity in 3 years.

Compensation expense recognized related to the vesting of restricted common stock and performance-based stock units for the six months ended June 30, 2021 and 2020 were $3,810,000 and $3,539,000, respectively. At June 30, 2021, the remaining compensation expense to be recognized related to the future service period of unvested outstanding restricted common stock and performance-based stock units are as follows (in thousands):

Remaining
Compensation
Vesting Date	Expense
2021	$3,949
2022	5,447
2023	2,855
2024	303
Total	$12,554

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

8.	Commitments and Contingencies

At June 30, 2021, we had commitments as follows (in thousands):

				Total
	Investment		2021	Commitment	Remaining
	Commitment		Funding	Funded	Commitment
Real estate properties (Note 2. Real Estate Investments)	$17,420	(1)	$1,825	$9,172	$8,248
Accrued incentives and earn-out liabilities (Note 5. Lease Incentives)	9,130		30	30	9,100
Mortgage loans (Note 2. Real Estate Investments)	21,000	(2)	300	3,681	17,319
Notes receivable (Note 4. Notes Receivable)	1,675		503	1,107	568
Total	$49,225		$2,658	$13,990	$35,235
(1)	Represents commitments to purchase land and improvements, if applicable, and to develop, re-develop, renovate or expand seniors housing and health care properties.

(2)	Represents $3,000 of commitments to expand and renovate the seniors housing and health care properties securing the mortgage loans and $18,000 represents contingent funding upon the borrower achieving certain coverage ratios.

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

We have one operator that derives 10% or more of our combined rental revenue and interest income from mortgage loans. The following table sets forth information regarding our major operator as of June 30, 2021:

	Number of		Number of		Percentage of
			SNF	ALF	Total	Total
Operator	SNF	ALF	Beds	Units	Revenue (1)	Assets (2)
Prestige Healthcare (3)	24	—	2,857	93	21.1%	18.7%
(1)	Includes rental income from owned properties and interest income from mortgage loans as of June 30, 2021 and excludes variable rental income from lessee reimbursement and sold properties.

(2)	Represents the net carrying value of the properties divided by the Total assets on the Consolidated Balance Sheets.

(3)	The majority of the revenue derived from this operator relates to interest income from mortgage loans.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

10.	Earnings per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021		2020	2021		2020
Net income	$18,330		$1,952	$32,180		$65,674
Less income allocated to non-controlling interests	(91)		(82)	(179)		(171)
Less income allocated to participating securities:
Non-forfeitable dividends on participating securities	(113)		(97)	(233)		(191)
Income allocated to participating securities	—		—	—		(87)
Total net income allocated to participating securities	(113)		(97)	(233)		(278)
Net income available to common stockholders	18,126		1,773	31,768		65,225
Effect of dilutive securities:
Participating securities (1)	—		—	—		—
Net income for diluted net income per share	$18,126		$1,773	$31,768		$65,225

Shares for basic net income per share	39,169		39,055	39,135		39,298
Effect of dilutive securities:
Stock options	1		—	1		—
Performance-based stock units	—	(2)	82	—	(2)	82
Participating securities (1)	—		—	—		—
Total effect of dilutive securities	1		82	1		82
Shares for diluted net income per share	39,170		39,137	39,136		39,380

Basic net income per share	$0.46		$0.05	$0.81		$1.66
Diluted net income per share	$0.46		$0.05	$0.81		$1.66
(1)	For the three and six months ended June 30, 2021, and 2020, the participating securities have been excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.

(2)	For the three and six months ended June 30, 2021, no performance-based stock units would be earned based on TSR targets.

11.	Fair Value Measurements

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The carrying amount of cash and cash equivalents, prepaid expenses and other assets, accrued interest, accrued expenses and other liabilities approximates fair value because of the short-term maturity of these instruments. We do not invest our cash in auction rate securities. The carrying value and fair value of our financial instruments as of June 30, 2021 and December 31, 2020 assuming election of fair value for our financial assets and financial liabilities were as follows (in thousands):

	At June 30, 2021			At December 31, 2020
	Carrying	Fair		Carrying	Fair
	Value	Value		Value	Value
Mortgage loans receivable, net of loan loss reserve	$257,051	$301,881	(1)	$257,251	$299,751	(1)
Notes receivable, net of loan loss reserve	13,730	13,403	(2)	14,465	13,893	(2)
Bank borrowings	65,900	65,900	(3)	89,900	89,900	(3)
Senior unsecured notes, net of debt issue costs	552,559	578,715	(4)	559,482	560,140	(4)
(1)	Our investment in mortgage loans receivable is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash inflows of the mortgage loans receivable at June 30, 2021 and December 31, 2020 was 10.0%.

(2)	Our investments in notes receivable are classified as Level 3. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash flows of the notes receivable at June 30, 2021 and December 31, 2020, were 6.0% and 6.6%, respectively.

(3)	Our bank borrowings bear interest at a variable interest rate. The estimated fair value of our bank borrowings approximated their carrying values at June 30, 2021 and December 31, 2020 based upon prevailing market interest rates for similar debt arrangements.

(4)	Our obligation under our senior unsecured notes is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is measured based upon management’s estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities. At June 30, 2021, the discount rate used to value our future cash outflow of our senior unsecured notes was 3.00% for those maturing before year 2026 and 3.25% for those maturing at or beyond year 2026. At December 31, 2020, the discount rate used to value our future cash outflow of our senior unsecured notes was 3.25% for those maturing before year 2026 and 3.50% for those maturing at or beyond year 2026.

12.	Subsequent Events

Subsequent to June 30, 2021 the following events occurred:

Real Estate Investments: We sold a skilled nursing center in Washington for $7,700,000. We received net proceeds of approximately $7,200,000 and expect to recognize a gain on sale for this disposition. Also, we transitioned an assisted living community in Wisconsin, previously leased to Senior Lifestyle, to a regionally based operator new to our portfolio. The lease has a 10-year term with three 5-year renewal terms. Cash rent under the new lease is $920,000 in the first lease year, $1,200,000 in the second lease year, $1,300,000 in the third lease year, escalating 2% annually thereafter. Additionally, we entered into the following two lease agreements covering a total of six communities in the Senior Lifestyle portfolio:

●	three assisted living communities to an existing operator. Two properties are located in Pennsylvania, and one in New Jersey. The lease has a 2-year term with zero cash rent for the first three months then cash rent will be based on mutually agreed fair market rent.
●	three assisted living communities in Nebraska to an existing operator. The lease has a 2-year term with zero cash rent for the first three months then cash rent will be based on mutually agreed fair market rent.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Debt: We had a net borrowing of $19,000,000 under our unsecured revolving line of credit. Accordingly, we have $84,900,000 outstanding and $515,100,000 available for borrowing under our unsecured revolving line of credit at July 29, 2021. Additionally, we paid $25,160,000 in regular principal payments under our senior unsecured notes. Accordingly, we have $527,399,000 under our senior unsecured notes, net of debt issue costs, at July 29, 2021.

Equity: We declared a monthly cash dividend of $0.19 per share on our common stock for the months of July, August and September 2021, payable on July 30, August 31, and September 30, 2021, respectively to stockholders of record on July 22, August 23, and September 22, 2021, respectively.

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

The following graph summarizes our gross investments as of June 30, 2021:

Our primary seniors housing and health care property classifications include skilled nursing centers (“SNF”), assisted living communities (“ALF”), independent living communities (“ILF”), memory care communities (“MC”) and combinations thereof. We conduct and manage our business as one operating segment, rather than multiple operating segments, for internal reporting and internal decision-making purposes. For purposes of this quarterly report and other presentations, we generally include ALF, ILF, MC, and combinations thereof in the ALF classification. As of June 30, 2021, seniors housing and long-term health care properties comprised approximately 99.3% of our real estate investment portfolio. We have been operating since August 1992.

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

The operations and occupancy levels at our properties have been adversely affected by COVID-19 and could be further adversely affected by COVID-19 or another pandemic especially if there are infections on a large scale at our properties. The impact of COVID-19 has included, and another pandemic could include, early resident move-outs, our operators delaying accepting new residents due to quarantines, potential occupants postponing moves to our operators’ facilities, and/or hospitals cancelling or significantly reducing elective surgeries thereby there were fewer people in need of skilled nursing care. Additionally, as our operators have responded to the pandemic, operating costs have begun to rise. A decrease in occupancy, ability to collect rents from residents and/or increase in operating costs could have a material adverse effect on the ability of our operators to meet their financial and other contractual obligations to us, including the payment of rent. In recognition of the pandemic impact affecting our operators, we have agreed to rent abatements totaling $2.8 million and rent deferrals for certain operators totaling $4.8 million between April 2020 and June 2021, of which $1.5 million subsequently has been repaid. The $6.1 million in rent abatements and deferrals, net of repayments, represented approximately 2% of our April 2020 through June 2021 contractual rent and interest. The remaining balance of deferred rent is due to us over the next 24 months or upon receipt of government funds from the U.S. Coronavirus Aid, Relief, and Economic Security (the “CARES Act”).

During the six months ended June 30, 2021, we proactively provided additional financial support to the majority of our operators by reducing 2021 rent and interest escalations by 50%. The rent and interest escalation reduction were given in the form of a rent and interest credit in recognition of operators’ increased costs due to COVID-19. During six months ended June 30, 2021, we recognized a decrease of $0.5 million of GAAP revenue and a decrease of $1.3 million of cash revenue. We expect the escalation reductions to have a de minimis effect on GAAP revenue during the third and fourth quarters of 2021.

Real Estate Portfolio Overview

The following tables summarize our real estate investment portfolio by owned properties and mortgage loans and by type, as of June 30, 2021 (dollar amounts in thousands):

			Six Months Ended
		Percentage	June 30, 2021		Percentage	Number	Number of
	Gross	of	Rental	Interest	of	of	SNF	ALF
Owned Properties	Investments	Investments	Income (1)	Income	Revenues	Properties (2)	Beds (3)	Units (3)
Assisted Living	$840,502	50.2%	$26,586	$—	37.3%	102	—	5,799
Skilled Nursing	560,467	33.5%	28,399	—	39.8%	51	6,277	212
Other (4)	11,360	0.7%	483	—	0.7%	1	118	—
Total Owned Properties	1,412,329	84.4%	55,468	—	77.8%	154	6,395	6,011

Mortgage Loans
Skilled Nursing	259,641	15.6%	—	15,855	22.2%	22	2,739	—
Total Mortgage Loans	259,641	15.6%	—	15,855	22.2%	22	2,739	—
Total Portfolio	$1,671,970	100.0%	$55,468	$15,855	100.0%	176	9,134	6,011

			Six Months Ended
		Percentage	June 30, 2021		Percentage	Number	Number of
	Gross	of	Rental	Interest	of	of	SNF	ALF
Summary of Properties by Type	Investments	Investments	Income (1)	Income	Revenues	Properties (2)	Beds (3)	Units (3)
Assisted Living	$840,502	50.2%	$26,586	$—	37.3%	102	—	5,799
Skilled Nursing	820,108	49.1%	28,399	15,855	62.0%	73	9,016	212
Other (4)	11,360	0.7%	483	—	0.7%	1	118	—
Total Portfolio	$1,671,970	100.0%	$55,468	$15,855	100.0%	176	9,134	6,011
(1)	Excludes variable rental income from lessee reimbursement and rental income from sold properties.

(2)	We have investments in owned properties and mortgage loans in 27 states leased or mortgaged to 31 different operators.

(3)	See Item 1. Financial Statements – Note 2. Real Estate Investments for discussion of bed/unit count.

(4)	Includes three parcels of land held-for-use and one behavioral health care hospital.

As of June 30, 2021, we had $1.3 billion in net carrying value of real estate investments, consisting of $1.1 billion or 80.4% invested in owned and leased properties and $0.3 billion or 19.6% invested in mortgage loans secured by first mortgages. Our investment in mortgage loans mature in 2043 and beyond and contain interest rates between 9.3% and 10.1%.

For the six months ended June 30, 2021, rental income represented 78.8% of total gross revenues, interest income represented 20.2% of total gross revenues and other investments represented 1.0% of total gross revenues. In most instances, our lease structure contains fixed annual rental escalations and/or annual rental escalations that are contingent upon changes in the Consumer Price Index, which are generally recognized on a straight-line basis over the minimum lease period. Certain leases have annual rental escalations that are contingent upon changes in the gross operating revenues of the property. This revenue is not recognized until the appropriate contingencies have been resolved.

For the six months ended June 30, 2021, we recorded $0.7 million in straight-line rental income and amortization of lease incentive cost of $0.2 million. During the six months ended June 30, 2021, we received $62.1 million of cash rental income, which includes $7.1 million of operator reimbursements for our real estate taxes. At June 30, 2021, the straight-line rent receivable balance, net of write-offs for uncollectible amounts, on the balance sheet was $24.4 million.

Update on Certain Operators

Senior Care Centers, LLC

Senior Care Centers, LLC and affiliates and subsidiaries (“Senior Care”) filed for Chapter 11 bankruptcy in December 2018. During 2019, while in bankruptcy, Senior Care assumed LTC’s master lease and, in March 2020, Senior Care emerged from bankruptcy. Concurrent with their emergence from bankruptcy, in accordance with the order confirming Senior Care’s plan of reorganization, Abri Health Services, LLC (“Abri Health”) was formed as the parent company of reorganized Senior Care and became co-tenant and co-obligor with reorganized Senior Care under our master lease. In March 2021, as a result of Senior Care’s and Abri Health’s (collectively, the “Lessee”) unpaid lease obligations under the master lease, we sent a notice of default and applied proceeds from letters of credit to certain obligations owed under the master lease. Furthermore, on April 7, 2021, we sent the Lessee a notice of termination of the master lease to be effective April 17, 2021. On April 16, 2021, the Lessee filed for Chapter 11 bankruptcy, which bankruptcy proceeding(s) remain pending.

Brookdale Senior Living Communities, Inc

During the third quarter of 2020, we consolidated our four leases with Brookdale Senior Living Communities, Inc (“Brookdale”) into one master lease and extended the term by one year to December 31, 2021. The master lease provides three renewal options consisting of a four-year renewal option, a five-year renewal option and a 10-year renewal option. The economic terms of rent remain the same as the consolidated rent terms under the previous four separate lease agreements. During the first quarter of 2021, the Brookdale master lease was amended to extend the current term by one year to December 31, 2022. The notice period for this renewal option is January 1, 2022 to April 30, 2022. Brookdale is current on rent payments through July 2021.

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

During the six months ended June 30, 2021, we transitioned 12 assisted living communities previously leased to Senior Lifestyle to three operators. These communities are located in Illinois, Ohio, Colorado and Wisconsin. Total cash rent expected under these three master lease agreements is $5.3 million for the first lease year, $7.3 million for the second lease year and $7.6 million for the third lease year, escalating 2% annually thereafter. Additionally, we sold three assisted living communities located in Wisconsin and a closed community located in Nebraska previously leased to Senior Lifestyle for a total sales price of $35.9 million. We received total combined proceeds of $34.8 million and recorded a net gain on sale of $5.4 million.

Subsequent to June 30, 2021, we transitioned an assisted living community in Wisconsin, previously leased to Senior Lifestyle, to a regionally based operator new to us. The lease has a 10-year term with three 5-year renewal terms. Cash rent under the new lease is $0.9 million in the first lease year, $1.2 million in the second lease year, $1.3 million in the third lease year, and escalating 2% annually thereafter. Also, we entered into the following two lease agreements covering a total of six communities in the Senior Lifestyle portfolio:

●	three assisted living communities to an existing operator. Two properties are located in Pennsylvania, and one in New Jersey. The lease has a 2-year term with zero cash rent for the first three months then cash rent will be based on mutually agreed fair market rent.
●	three assisted living communities in Nebraska to an existing operator. The lease has a 2-year term with zero cash rent for the first three months then cash rent will be based on mutually agreed fair market rent.

Genesis Healthcare, Inc

On August 10, 2020, in the Quarterly Report on Form 10-Q, Genesis Healthcare, Inc. (“Genesis”) reported doubt regarding its ability to continue as a going concern. As a result, we wrote-off $4.3 million of straight-line rent receivable related to this master lease during the third quarter of 2020 and transitioned rental revenue recognition to cash basis effective September 2020. On March 3, 2021, Genesis announced its three-part strategic restructuring plan to strengthen its liquidity position and capital structure. As part of its plan, Genesis delisted its Class A common stock from the New York Stock Exchange and deregistered its Class A Common Stock under the Securities Exchange Act of 1934, during the first quarter of 2021. Genesis is current on rent payments through July 2021.

Other Operators

During the third quarter of 2020, an operator failed to pay its full contractual rent. Accordingly, we wrote-off $1.2 million of straight-line rent receivable related to this master lease. Effective September 1, 2020, we consolidated our two master leases with the operator into one combined master lease. Under the new combined master lease, we agreed to abate $0.7 million of rent and allow the operator to defer rent as needed through March 31, 2021. During the first quarter of 2021, the new combined master lease was amended to extend the deferral period another three months starting April 1, 2021. During the second quarter of 2021, the combined master lease was further amended to extend the deferral period through September 30, 2021. During the six months ended June 30, 2021, the operator deferred $2.1 million of rent and, at June 30, 2021, the remaining deferred rent balance due from the operator was $2.5 million. In July 2021, the operator deferred $0.4 million and has a total deferred rent balance of $2.9 million. The operator can defer rent up to $0.4 million for each of August and September 2021. During 2020, we recorded an impairment charge of $1.0 million related to an assisted living community that was operated by the operator. The community was closed in October 2020 and sold during the first quarter of 2021. As a result of this transaction, we recognized a net loss on sale of $0.9 million during the first quarter of 2021.

2021 Rent deferrals, net of repayments, and abatements (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2021	June 30, 2021	July 2021
Rent deferrals, net of repayments	$1,122	$1,121	$366
Rent abatements	600	1,069	323
50% reduction of 2021 rent & interest escalations	1,204	133	-
	$2,926	$2,323	$689

We have agreed to provide rent deferrals up to $0.5 million and abatements up to $0.3 million for each of August and September 2021.

2021 Activities Overview

The following tables summarize our transactions during the six months ended June 30, 2021 (dollar amounts in thousands):

Investment in Development and Improvement projects

	Developments	Improvements
Assisted Living Communities	$—	$2,046

Properties Sold

	Type	Number	Number
	of	of	of	Sales	Carrying	Net
State (1)	Properties	Properties	Beds/Units	Price	Value	(Loss) gain (2)
n/a	n/a	—	—	$—	$—	$159	(3)
Florida	ALF	1	—	2,000	2,625	(858)
Nebraska	ALF	1	40	900	1,079	(205)
Wisconsin	ALF	3	263	35,000	28,295	5,594
		5	303	$37,900	$31,999	$4,690
(1)	Subsequent to June 30, 2021, we sold a 123-bed SNF in Washington for $7,700. We received proceeds of $7,200 and expect to recognize a gain on sale of $2,600.

(2)	Calculation of net (loss) gain includes cost of sales.

(3)	We recognized additional gain due to the reassessment adjustment of the holdbacks related to properties sold in 2019 and 2020 under the expected value model per ASC Topic 606, Contracts with Customers (“ASC 606”).

Investment in Mortgage Loans

Originations and funding under mortgage loans receivable	$426
Scheduled principal payments received	(625)
Mortgage loan premium amortization	(3)
Recovery of loan loss reserve	2
Net decrease in mortgage loans receivable	$(200)

Investment in Unconsolidated Joint Ventures

	Type	Type		Total	Contractual	Number		2021		Cash
	of	of		Preferred	Cash	of	Carrying	Capital	Income	Interest
State	Properties	Investment		Return	Portion	Beds/ Units	Value	Contribution	Recognized	Received
Washington (1)	UDP	Preferred Equity	(1)	12%	7%	—	$6,340	$—	$225	$187
Washington (2)	UDP	Preferred Equity	(2)	12%	8%	—	13,000	8,000	440	353
						—	$19,340	$8,000	$665	$540
(1)	Invested $6,340 of preferred equity in an entity that will develop and own a 95-unit ALF/MC in Washington. Our investment represents 15.5% of the estimated total investment. The preferred equity investment earns an initial cash rate of 7% increasing to 9% in year four until the internal rate of return (“IRR”) is 8%. After achieving an 8% IRR, the cash rate drops to 8% until achieving an IRR ranging between 12% to 14%.

(2)	Invested $13,000 of preferred equity in an entity that will develop and own a 267-unit ILF/ALF in Washington. Our investment represents 11.6% of the estimated total investment. The preferred equity investment earns an initial cash rate of 8% until achieving an IRR ranging between 12% and 14%.

Notes Receivable

Advances under notes receivable	$1,811	(1)
Principal payments received under notes receivable	(2,553)
Notes receivable loan loss reserve	7
Net increase in notes receivable	$(735)
(1)	Funding under working capital notes and mezzanine loans with interest ranging between 5% and 8% and maturities between 2022 and 2030.

Health Care Regulatory Climate

The Centers for Medicare & Medicaid Services (“CMS”) annually updates Medicare skilled nursing facility (“SNF”) prospective payment system rates and other policies. On July 30, 2019, CMS issued its final fiscal year 2020 Medicare skilled nursing facility update. Under the final rule, CMS projected aggregate payments to SNFs would increase by $851 million, or 2.4%, for fiscal year 2020 compared with fiscal year 2019. The final rule also addressed implementation of the new Patient-Driven Payment Model case mix classification system that became effective on October 1, 2019, changes to the group therapy definition in the skilled nursing facility setting, and various SNF Value-Based Purchasing and quality reporting program policies. On April 10, 2020, CMS issued a proposed rule to update SNF rates and policies for fiscal year 2021, which started October 1, 2020, and issued the final rule on July 31, 2020. CMS estimated that payments to SNFs would increase by $750 million, or 2.2%, for fiscal year 2021 compared to fiscal year 2020. CMS also adopted revised geographic delineations to identify a provider’s status as an urban or rural facility and to calculate the wage index, applying a 5% cap on any decreases in a provider’s wage index from fiscal year 2020 to fiscal year 2021. Finally, CMS also finalized updates to the SNF value-based purchasing program to reflect previously finalized policies, updated the 30-day phase one review and correction deadline for the baseline period quality measure quarterly report, and announced performance periods and performance standards for the fiscal year 2023 program year. On April 8, 2021, CMS issued a proposed rule to update SNF rates and policies for fiscal year 2022, which starts October 1, 2021. CMS estimates that under the proposed rule, overall payments to SNFs under the SNF prospective payment system in fiscal year 2022 are projected to increase by approximately $444 million, or 1.3%, compared with those in fiscal year 2021. The proposed rule also includes proposals for the SNF Quality Reporting Program, and the SNF Value-Based Program for fiscal year 2022.

Since the announcement of the COVID-19 pandemic and beginning as of March 13, 2020, CMS has issued numerous temporary regulatory waivers and new rules to assist health care providers, including SNFs, respond to the COVID-19 pandemic. These include waiving the SNF 3-day qualifying inpatient hospital stay requirement, flexibility in calculating a new Medicare benefit period, waiving timing for completing functional assessments, waiving requirements for health care professional licensure, survey and certification, provider enrollment, and reimbursement for services performed by telehealth, among many others. CMS also announced a temporary expansion of its Accelerated and Advance Payment Program to allow SNFs and certain other Medicare providers to request accelerated or advance payments in an amount up to 100% of the Medicare Part A payments they received from October–December 2019; this expansion was suspended April 26, 2020 in light of other CARES Act funding relief. The Continuing Appropriations Acts, 2021 and Other Extensions Act, enacted on October 1, 2020, amended the repayment terms for all providers and suppliers that requested and received accelerated and advance payments during the COVID-19 public health emergency. Specifically, Congress gave providers and suppliers that received Medicare accelerated and advance payment(s) one year from when the first loan payment was made to begin making repayments. In addition, CMS has also enhanced requirements for nursing facilities to report COVID-19 infections to local, state and federal authorities. On July 19, 2021, HHS Secretary Becerra announced that he had renewed, effective July 20, 2021, the declared public health emergency for an additional 90-day period.

On March 26, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), sweeping legislation intended to bolster the nation’s response to the COVID-19 pandemic. In addition to offering economic relief to individuals and impacted businesses, the law expands coverage of COVID-19 testing and preventative services, addresses health care workforce needs, eases restrictions on telehealth services during the crisis, and increases Medicare regulatory flexibility, among many other provisions. Notably, the CARES Act temporarily suspended the 2% across-the-board “sequestration” reduction during the period May 1, 2020 through December 31, 2020, and extends the current Medicare sequester requirement through fiscal year 2030. In addition, the law provides $100 billion in grants to eligible health care providers for health care related expenses or lost revenues that are attributable to COVID-19. On April 10, 2020, CMS announced the distribution of $30 billion in funds to Medicare providers based upon their 2019 Medicare fee for service revenues. Eligible providers were required to agree to certain terms and conditions in receiving these grants. In addition, the Department of Health and Human Services (“HHS”) authorized $20 billion of additional funding for providers that have already received funds from the initial distribution of $30 billion. Unlike the first round of funds, which came automatically, providers were required to apply for these additional funds and submit the required supporting documentation, using the online portal provided by HHS. Providers were required to attest to and agree to specific terms and conditions for the use of such funds. HHS expressed a goal of allocating the whole $50 billion proportionally across all providers based on those providers’ proportional share of 2018 net Medicare fee-for-service revenue, so that some providers will not be eligible for additional funds. On May 22, 2020, HHS announced that it had begun distributing $4.9 billion in additional relief funds to SNFs to offset revenue losses and assist nursing homes with additional costs related to responding to the COVID-19 public health emergency and the shipments of personal protective equipment provided to nursing homes by the Federal Emergency Management Agency. On June 9, 2020, HHS announced that it expected to distribute approximately $15 billion to eligible providers that participate in state Medicaid and Children’s Health Insurance Program (“CHIP”) programs and have not received a payment from the Provider Relief Fund General Allocation. On July 22, 2020, President Trump announced that HHS would devote $5 billion in Provider Relief Funds to Medicare-certified long-term care facilities and state veterans’ homes to build nursing home skills and enhance nursing homes’ response to COVID-19, including enhanced infection control. Nursing homes were required to t participate in the Nursing Home COVID-19 training to qualify for this funding. On August 27, 2020, HHS announced that it had distributed almost $2.5 billion to nursing homes to support increased testing, staffing, and personal protective equipment needs. On September 3, 2020, HHS announced a $2 billion performance-based incentive payment distribution to nursing homes and SNFs. Finally, on October 1, 2020, the Trump Administration announced $20 billion in additional funding for several types of providers, including those who previously received, rejected, or accepted a general distribution provider relief fund payment. The application deadline for these Phase 3 funds was November 6, 2020.

On December 27, 2020, President Trump signed the Consolidated Appropriations Act, 2021 (H.R. 133). The $1.4 trillion omnibus appropriations legislation funds the government through September 30, 2021 and was attached to a $900 billion COVID-19 relief package. Of the $900 billion in COVID-19 relief, $73 billion was allocated to HHS. Notably, the bill adds an additional $3 billion to the Provider Relief Fund, includes language specific to reporting requirements, and allows providers to use any reasonable method to calculate lost revenue, including the difference between such provider’s budgeted and actual revenue budget if such budget had been established and approved prior to March 27, 2020, to demonstrate entitlement for these funds. This change reverts to HHS’ previous guidance from June 2020 on how to calculate lost revenues. The Consolidated Appropriations Act, 2021, also extended the CARES Act’s sequestration suspension to March 31, 2021. On January 15, 2021, HHS announced that it would be amending the reporting timeline for Provider Relief Funds and indicated that it was working to update the Provider Relief Fund requirements to be consistent with the passage of the Consolidated Appropriations Act, 2021.

On April 14, 2021, President Biden signed an Act to Prevent Across-the-Board Direct Spending Cuts, and for Other Purposes (H.R. 1868), which extended the sequestration suspension period to December 31, 2021. On June 11, 2021, HHS issued revised reporting requirements for recipients of Provider Relief Fund payments. The announcement included expanding the amount of time providers will have to report information, aimed to reduce burdens on smaller providers, and extended key deadlines for expending Provider Relief Fund payments for recipients who received payments after June 30, 2020. The revised reporting requirements would be applicable to providers who received one or more payments exceeding, in the aggregate, $10,000 during a single Payment Received Period from the PRF General Distributions, Targeted Distributions, and/or Skilled Nursing Facility and Nursing Home Infection Control Distributions. On July 1, 2021, HHS, through the Health Resources and Services Administration (“HRSA”), notified recipients of Provider Relief Fund payments by e-mail that the Provider Relief Fund Reporting Portal is now open for recipients who are required to report on the use of funds in Reporting Period 1, as described by HHS’s June 11, 2021 update to the reporting requirements.

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

The following table reflects our recent historical trends of concentration risk (gross investment, in thousands):

	6/30/21	3/31/21	12/31/20	9/30/20	6/30/20
Asset mix:
Real property	$1,412,329	$1,449,062	$1,452,001	$1,448,764	$1,445,691
Loans receivable	259,641	259,874	259,843	260,267	258,649
Real estate investment mix:
Skilled nursing centers	$820,108	$820,343	$820,312	$817,364	$812,637
Assisted living communities	840,502	877,233	880,172	880,307	880,343
Other (1)	11,360	11,360	11,360	11,360	11,360
Operator mix:
Prestige Healthcare (1)	$272,773	$273,007	$272,976	$273,399	$271,781
Senior Care Centers/ Abri Health Services	138,109	138,109	138,109	138,109	138,109
Anthem Memory Care	136,483	136,483	136,483	136,483	136,483
Carespring Health Care Management	102,520	102,520	102,520	102,520	102,520
Brookdale Senior Living	101,240	101,012	100,613	98,921	98,921
Remaining operators	920,845	957,805	961,143	959,599	956,526
Geographic mix:
Michigan	$281,762	$281,995	$281,963	$282,103	$279,821
Texas	273,588	273,468	273,287	273,075	273,075
Wisconsin	114,250	149,403	149,403	149,403	149,403
California	105,892	105,352	105,163	104,924	104,687
Colorado	104,347	104,307	104,090	106,879	106,879
Remaining states	792,131	794,411	797,938	792,647	790,475
(1)	Includes three parcels of land located adjacent to properties securing the Prestige Healthcare mortgage loan and are managed by Prestige.

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

Balance Sheet Metrics

	Year to Date		Quarter Ended
	6/30/21		6/30/21			3/31/21			12/31/20			9/30/20			6/30/20
Debt to gross asset value	34.8%		34.8%		(1)	36.3%		(4)	35.8%		(1)	36.5%		(1)	37.4%
Debt to market capitalization ratio	29.0%		29.0%		(2)	28.7%		(5)	29.8%		(6)	32.7%		(8)	31.8%
Interest coverage ratio (9)	4.4	x	4.3	x	(3)	4.5	x	(3)	5.3	x	(7)	4.8	x		4.9	x
Fixed charge coverage ratio (9)	4.4	x	4.3	x	(3)	4.5	x	(3)	5.3	x	(7)	4.8	x		4.9	x
(1)	Decreased due to decrease in outstanding debt partially offset by decrease in gross asset value.

(2)	Increased due to decrease in market capitalization, partially offset by decrease in outstanding debt.

(3)	Decreased due to decrease in rental income partially offset by decrease in interest expense.

(4)	Increased due to increase in outstanding debt partially offset by increase in gross asset value.

(5)	Decreased due to increase in market capitalization partially offset by increase in outstanding debt.

(6)	Decreased due to decrease in outstanding debt and increase in market capitalization.

(7)	Increased due to decrease in interest expense and increase in rental income.

(8)	Increased due to decrease in market capitalization, partially offset by decrease in outstanding debt.

(9)	In calculating our interest coverage and fixed charge coverage ratios above, we use EBITDAre, which is a financial measure not derived in accordance with GAAP (non-GAAP financial measure). EBITDAre is not an alternative to net income, operating income or cash flows from operating activities as calculated and presented in accordance with GAAP. You should not rely on EBITDAre as a substitute for any such GAAP financial measures or consider it in isolation, for the purpose of analyzing our financial performance, financial position or cash flows. Net income is the most directly comparable GAAP measure to EBITDAre.

	Year to Date		Quarter Ended
	6/30/21		6/30/21		3/31/21		12/31/20		9/30/20		6/30/20
Net income	$32,180		$18,330		$13,850		$17,665		$12,338		$1,952
Less/Add: (Gain)/ loss on sale	(4,690)		(5,463)		773		(44)		(30)		(189)
Add: Loss on unconsolidated joint ventures	—		—		—		138		—		620
Add: Impairment loss	—		—		—		3,036		941		—
Add: Interest expense	13,832		6,860		6,972		7,088		7,361		7,546
Add: Depreciation and amortization	19,385		9,508		9,877		9,839		9,766		9,797
EBITDAre	$60,707		$29,235		$31,472		$37,722		$30,376		$19,726
Add (less): Non-recurring one-time items	758	(1)	—		758	(1)	—		5,099	(2)	17,742	(3)
Adjusted EBITDAre	$61,465		$29,235		$32,230		$37,722		$35,475		$37,468

Interest expense	$13,832		$6,860		$6,972		$7,088		$7,361		$7,546
Add: Capitalized interest	—		—		—		—		77		86
Interest incurred	$13,832		$6,860		$6,972		$7,088		$7,438		$7,632

Interest coverage ratio	4.4	x	4.3	x	4.6	x	5.3	x	4.8	x	4.9	x

Interest incurred	$13,832		$6,860		$6,972		$7,088		$7,438		$7,632
Total fixed charges	$13,832		$6,860		$6,972		$7,088		$7,438		$7,632

Fixed charge coverage ratio	4.4	x	4.3	x	4.6	x	5.3	x	4.8	x	4.9	x
(1)	Represent write-off of straight-line rent related to an operator.

(2)	Represents write-off of straight-line rent receivable related to Genesis and another operator offset by the gain from insurance proceeds related to a previously sold property.

(3)	Represents write-off of Senior Lifestyle straight line rent receivable and lease incentives balances.

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

Operating Results (unaudited, in thousands)

	Three Months Ended
	June 30,
	2021		2020		Difference
Revenues:
Rental income	$29,804		$20,275		$9,529	(1)
Interest income from mortgage loans	7,933		7,820		113
Interest and other income	392		386		6
Total revenues	38,129		28,481		9,648

Expenses:
Interest expense	6,860		7,546		686	(2)
Depreciation and amortization	9,508		9,797		289
Transaction costs	133		64		(69)
Property tax expense	3,800		4,111		311	(3)
General and administrative expenses	5,337		4,580		(757)	(4)
Total expenses	25,638		26,098		460

Other operating income:
Gain on sale of real estate, net	5,463	(5)	189	(6)	5,274
Operating income	17,954		2,572		15,382
Loss on unconsolidated joint ventures	—		(620)		620	(7)
Income from unconsolidated joint ventures	376		—		376	(8)
Net income	18,330		1,952		16,378
Income allocated to non-controlling interests	(91)		(82)		(9)
Net income attributable to LTC Properties, Inc.	18,239		1,870		16,369
Income allocated to participating securities	(113)		(97)		(16)
Net income available to common stockholders	$18,126		$1,773		$16,353
(1)	Increased primarily due to the $17,742 write-off of straight-line rent receivable and lease incentives balances during the second quarter of 2020, increased rent from completed development projects and contractual rent increases, partially offset by unpaid rent from Senior Lifestyle, net of rent received from re-leasing properties in the portfolio, unpaid lease obligations from Senior Care and Abri Health, abated and deferred rent, net of repayment, and a decrease in property tax revenue.

(2)	Decreased primarily due to scheduled principal paydowns on our senior unsecured notes and lower rates and a lower outstanding balance under our unsecured revolving line of credit.

(3)	Decreased primarily due to timing of property tax payments partially offset by completed development projects.

(4)	Increased primarily due to timing of accrual for incentive compensation and an increase in corporate expenses.

(5)	Represents the net gain on sale of $5,594 related to three ALF in Wisconsin and quarterly reassessment of the prior years’ sale holdbacks partially offset by net loss on sale of $205 related to a closed ALF in Nebraska.

(6)	Represents recognition of additional gain due to quarterly reassessment of prior years’ sale holdbacks.

(7)	Relates to the sale of properties comprising a joint venture in which we had a preferred equity investment.

(8)	Increased due to providing preferred capital contributions to two unconsolidated joint ventures partially offset by (7) above.

	Six Months Ended
	June 30,
	2021		2020		Difference
Revenues:
Rental income	$61,777		$58,310		$3,467	(1)
Interest income from mortgage loans	15,855		15,597		258	(2)
Interest and other income	777		984		(207)	(3)
Total revenues	78,409		74,891		3,518

Expenses:
Interest expense	13,832		15,256		1,424	(4)
Depreciation and amortization	19,385		19,466		81
(Recovery) provision for doubtful accounts	(9)		1		10
Transaction costs	225		134		(91)
Property tax expense	7,781		8,334		553	(5)
General and administrative expenses	10,370		9,680		(690)	(6)
Total expenses	51,584		52,871		1,287

Other operating income:
Gain on sale of real estate, net	4,690	(7)	44,043	(8)	(39,353)
Operating income	31,515		66,063		(34,548)
Loss on unconsolidated joint ventures	—		(620)	(9)	620
Income from unconsolidated joint ventures	665		231		434	(10)
Net income	32,180		65,674		(33,494)
Income allocated to non-controlling interests	(179)		(171)		(8)
Net income attributable to LTC Properties, Inc.	32,001		65,503		(33,502)
Income allocated to participating securities	(233)		(278)		45
Net income available to common stockholders	$31,768		$65,225		$(33,457)

(1)	Increased primarily due to the $17,742 write-off of straight-line rent receivable and lease incentives balances during the second quarter of 2020, increased rent from completed development projects and contractual rent increases, partially offset by unpaid rent from Senior Lifestyle, net of rent received from re-leasing properties in the portfolio, unpaid lease obligations from Senior Care and Abri Health, abated and deferred rent, net of repayment, a decrease in property tax revenue and 50% reduction of 2021 rent escalations.

(2)	Increase due to mortgage originations and capital improvement funding offset by scheduled principal paydowns and 50% reduction of 2021 interest escalation.

(3)	Decreased primarily due to the payoff of a mezzanine loan offset by additional notes receivable funding.

(4)	Decreased primarily due to scheduled principal payments on our senior unsecured notes and lower interest rates and a lower outstanding balance under our unsecured revolving line of credit.

(5)	Decreased primarily due to timing of property tax payments partially offset by completed development projects.

(6)	Increased primarily due to incentive compensation in 2021 than in 2020 and higher corporate expenses.

(7)	Represents the net gain on sale of $5,594 related to three ALFs in Wisconsin and quarterly reassessment of the prior years’ sale holdbacks partially offset by the net loss on sale of $205 related to a closed ALF in Nebraska and the net loss on sale of $858 related to a closed property in Florida.

(8)	Represents $43,854 net gain on sale of 21 SNFs within the Preferred Care portfolio and $189 recognition of additional gain due to quarterly reassessment of prior years’ sale holdbacks.

(9)	Relates to the sale of properties comprising a joint venture in which we had a preferred equity investment.

(10)	Increased due to providing preferred capital contributions to two unconsolidated joint ventures partially offset by (9) above.

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

The following table reconciles GAAP net income available to common stockholders to NAREIT FFO available to common stockholders (unaudited, amounts in thousands, except per share amounts):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2021		2020		2021		2020
GAAP net income available to common stockholders	$18,126		$1,773		$31,768		$65,225
Add: Depreciation and amortization	9,508		9,797		19,385		19,466
Add: Loss on unconsolidated joint ventures	—		620		—		620
Less: Gain on sale of real estate, net	(5,463)		(189)		(4,690)		(44,043)
NAREIT FFO attributable to common stockholders	$22,171		$12,001		$46,463		$41,268
NAREIT FFO attributable to common stockholders per share:
Basic	$0.57		$0.31		$1.19	(1)	$1.05
Diluted	$0.57		$0.31		$1.19	(1)	$1.05
Weighted average shares used to calculate NAREIT FFO per share:
Basic	39,169		39,055		39,135		39,298
Diluted	39,170	(2)	39,137	(3)	39,333	(4)	39,380	(3)
(1)	Includes the effect of participating securities.

(2)	Includes the effect of stock option equivalents.

(3)	Includes the effect of performance-based stock units.

(4)	Includes the effect of stock option equivalents and participating securities.

Liquidity and Capital Resources

Sources and Uses of Cash

As of June 30, 2021, we had a total of $5.7 million of cash and cash equivalents, $534.1 million available under our unsecured revolving line of credit and the potential ability to access the capital markets through the issuance of $200.0 million of common stock under our Equity Distribution Agreements. Furthermore, we have the ability to access the capital markets through the issuance of debt and/ or equity securities under an automatic shelf registration statement.

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

	Six Months Ended June 30,		Change
Cash provided by (used in):	2021	2020	$
Operating activities	$48,644	$55,647	$(7,003)
Investing activities	29,751	61,848	(32,097)
Financing activities	(80,453)	(71,369)	(9,084)
(Decrease) increase in cash, cash equivalents and restricted cash	(2,058)	46,126	(48,184)
Cash, cash equivalents and restricted cash, beginning of period	7,772	4,244	3,528
Cash, cash equivalents and restricted cash, end of period	$5,714	$50,370	$(44,656)

Debt Obligations

Bank Borrowings. We have an Unsecured Credit Agreement that provides for a revolving line of credit up to $600.0 million in aggregate commitment of the lenders and the opportunity to increase the commitment size of the credit agreement up to a total of $1.0 billion. The Unsecured Credit Agreement matures on June 27, 2022 and provides for a one-year extension option at our discretion, subject to customary conditions. Based on our leverage at June 30, 2021, the facility provides for interest annually at LIBOR plus 115 basis points and a facility fee of 20 basis points. At June 30, 2021, we were in compliance with all covenants.

Senior Unsecured Notes. We have senior unsecured notes held by institutional investors with interest rates ranging from 3.85% to 5.03%. The senior unsecured notes mature between 2021 and 2032.

The debt obligations by component as of June 30, 2021 are as follows (dollar amounts in thousands):

	Applicable		Available
	Interest	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing
Bank borrowings (2)	1.24%	$65,900	$534,100
Senior unsecured notes, net of debt issue costs (3)	4.37%	552,559	—
Total	4.04%	$618,459	$534,100
(1)	Represents weighted average of interest rate as of June 30, 2021.

(2)	Subsequent to June 30, 2021, we had a net borrowing of $19,000 under our unsecured revolving line of credit. Accordingly, we have $84,900 outstanding and $515,100 available for borrowing under our unsecured revolving line of credit at July 29, 2021.

(3)	Subsequent to June 30, 2021, we paid $25,160 in regular scheduled principal payments under our senior unsecured notes. Accordingly, we have $527,399 outstanding under our senior unsecured notes, net of debt issue costs at July 29, 2021.

Our debt borrowings and repayments during the six months ended June 30, 2021 are as follows (in thousands):

Debt Obligations	Borrowings		Repayments
Bank borrowings	$17,000	(1)	$(41,000)
Senior unsecured notes	—		(7,000)	(2)
Total	$17,000		$(48,000)
(1)	Subsequent to June 30, 2021, we had a net borrowing of $19,000 under our unsecured revolving line of credit. Accordingly, we have $84,900 outstanding and $515,100 available for borrowing under our unsecured revolving line of credit at July 29, 2021.

(2)	Subsequent to June 30, 2021, we paid $25,160 in regular scheduled principal payments under our senior unsecured notes. Accordingly, we have $527,399 outstanding under our senior unsecured notes, net of debt issue costs at July 29, 2021.

Equity

At June 30, 2021, we had 39,374,044 shares of common stock outstanding, equity on our balance sheet totaled $762.4 million and our equity securities had a market value of $1.5 billion. During the six months ended June 30, 2021, we declared and paid $45.6 million of cash dividends.

Subsequent to June 30, 2021, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of July, August and September 2021, payable on July 30, August 31, and September 30, 2021, respectively, to stockholders of record on July 22, August 23, and September 22, 2021, respectively.

At-The-Market Program. We have separate equity distribution agreements (collectively, “Equity Distribution Agreements”) to offer and sell, from time to time, up to $200.0 in aggregate offering price of shares of our common stock. As of June 30, 2021, no shares had been issued under the Equity Distribution Agreements. Accordingly, at June 30,2021, we had $200.0 available under the Equity Distribution Agreements.

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

Stock-Based Compensation. During the second quarter of 2021, we adopted and our shareholders approved the 2021 Equity Participation Plan (“the 2021 Plan”) which replaces the 2015 Equity Participation Plan (“the 2015 Plan”). Under the 2021 Plan, 1,900,000 shares of common stock have been authorized and reserved for awards, less one share for every one share that was subject to an award granted under the 2015 Plan after December 31, 2020 and prior to adoption. In addition, any shares that are not issued under outstanding awards under the 2015 Plan because the shares were forfeited or cancelled after December 31, 2020 will be added to and again be available for awards under the 2021 Plan. Under the 2021 Plan, the shares were authorized and reserved for awards to officers, employees, non-employee directors and consultants. The terms of the awards granted under the 2021 Plan and the 2015 Plan are set by our compensation committee at its discretion.

During the six months ended June 30, 2021, we granted restricted stock and performance-based stock units as follows:

No. of	Price per
Shares	Share	Vesting Period
95,293	$42.27	ratably over 3 years
71,892	$42.27	TSR targets (1)
12,055	$39.40	May 26, 2022
3,000	$43.14	April 1, 2022
182,240
(1)	Vesting is based on achieving certain total shareholder return (“TSR”) targets in 4 years with an acceleration opportunity in 3 years.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the six months ended June 30, 2021. For additional information, refer to Item 7A as presented in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2021, we did not make any unregistered sales of equity securities.

During the three months ended June 30, 2021, we acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations. The average prices paid per share for each month in the quarter ended June 30, 2021 are as follows:

Total Number
			of Shares	Maximum
			Purchased as	Number of
		Average	Part of	Shares that May
	Total Number	Price	Publicly	Yet Be
	of Shares	Paid per	Announced	Purchased
Period	Purchased	Share	Plan	Under the Plan
April 1-April 30, 2021	—	$—	—	—
May 1 - May 31, 2021	2,633	$39.16	—	—
June 1 - June 30, 2021	—	$—	—	—
Total	2,633		—	—

Item 6. EXHIBITS

3.1	LTC Properties, Inc. Articles of Restatement (incorporated by reference to Exhibit 3.1.2 to the registrant’s Current Report on Form 8-K filed June 6, 2016)

3.2	Bylaws of LTC Properties, Inc. (incorporated by reference to Exhibit 3.2.2 to the registrant’s Annual Report on Form 10-K filed February 18, 2021)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC.
Registrant

Dated: July 29, 2021	By:	/s/ Caroline Chikhale
Caroline Chikhale
Executive Vice President, Chief Accounting Officer and Treasurer
(Principal Accounting Officer)