Form 10-Q
period 2021-09-30
LTC PROPERTIES INC
filed 2021-10-28
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Yes ☐ No ☑

The number of shares of common stock outstanding on October 21, 2021 was 39,374,044.

LTC PROPERTIES, INC.

FORM 10-Q

September 30, 2021

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share)

	September 30, 2021	December 31, 2020
	(unaudited)	(audited)
ASSETS
Investments:
Land	$123,239	$127,774
Buildings and improvements	1,283,859	1,324,227
Accumulated depreciation and amortization	(365,182)	(349,643)
Real property investments, net	1,041,916	1,102,358

Mortgage loans receivable, net of loan loss reserve: 2021—$2,608; 2020—$2,592	258,829	257,251
Real estate investments, net	1,300,745	1,359,609
Notes receivable, net of loan loss reserve: 2021—$189; 2020—$146	18,675	14,465
Investments in unconsolidated joint ventures	19,340	11,340
Investments, net	1,338,760	1,385,414

Other assets:
Cash and cash equivalents	45,459	7,772
Debt issue costs related to bank borrowings	688	1,324
Interest receivable	37,476	32,746
Straight-line rent receivable	24,298	24,452
Lease incentives	2,726	2,462
Prepaid expenses and other assets	3,681	5,316
Total assets	$1,453,088	$1,459,486
LIABILITIES
Bank borrowings	$134,400	$89,900
Senior unsecured notes, net of debt issue costs: 2021—$551; 2020—$658	527,429	559,482
Accrued interest	3,172	4,216
Accrued expenses and other liabilities	35,157	30,082
Total liabilities	700,158	683,680
EQUITY
Stockholders’ equity:
Common stock: $0.01 par value; 60,000 shares authorized; shares issued and outstanding: 2021—39,374; 2020—39,242	394	392
Capital in excess of par value	854,921	852,780
Cumulative net income	1,431,798	1,388,775
Cumulative distributions	(1,542,596)	(1,474,545)
Total LTC Properties, Inc. stockholders’ equity	744,517	767,402
Non-controlling interests	8,413	8,404
Total equity	752,930	775,806
Total liabilities and equity	$1,453,088	$1,459,486

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(amounts in thousands, except per share, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Rental income	$29,320	$30,010	$91,097	$88,320
Interest income from mortgage loans	7,924	7,890	23,779	23,487
Interest and other income	228	273	1,005	1,257
Total revenues	37,472	38,173	115,881	113,064
Expenses:
Interest expense	6,610	7,361	20,442	22,617
Depreciation and amortization	9,462	9,766	28,847	29,232
Impairment charges	—	941	—	941
Provision (recovery) for credit losses	68	(2)	59	(1)
Transaction costs	4,046	63	4,271	197
Property tax expense	3,932	3,351	11,713	11,685
General and administrative expenses	5,318	4,814	15,688	14,494
Total expenses	29,436	26,294	81,020	79,165
Other operating income:
Gain on sale of real estate, net	2,702	30	7,392	44,073
Operating income	10,738	11,909	42,253	77,972
Gain from property insurance proceeds	—	373	—	373
Loss on unconsolidated joint ventures	—	—	—	(620)
Income from unconsolidated joint ventures	376	56	1,041	287
Net income	11,114	12,338	43,294	78,012
Income allocated to non-controlling interests	(92)	(121)	(271)	(292)
Net income attributable to LTC Properties, Inc.	11,022	12,217	43,023	77,720
Income allocated to participating securities	(113)	(103)	(346)	(339)
Net income available to common stockholders	$10,909	$12,114	$42,677	$77,381

Earnings per common share:
Basic	$0.28	$0.31	$1.09	$1.97
Diluted	$0.28	$0.31	$1.09	$1.97

Weighted average shares used to calculate earnings per common share:
Basic	39,177	39,061	39,149	39,218
Diluted	39,177	39,112	39,149	39,269

Dividends declared and paid per common share	$0.57	$0.57	$1.71	$1.71

Comprehensive Income:
Net income	$11,114	$12,338	$43,294	$78,012
Comprehensive income	$11,114	$12,338	$43,294	$78,012

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

			Capital in	Cumulative		Total	Non-
	Common Stock		Excess of	Net	Cumulative	Stockholder's	Controlling	Total
	Shares	Amount	Par Value	Income	Distributions	Equity	Interests	Equity
Balance—December 31, 2019	39,752	$398	$867,346	$1,293,482	$(1,384,283)	$776,943	$8,483	$785,426
Common Stock cash distributions ($0.57 per share)	—	—	—	—	(22,581)	(22,581)	—	(22,581)
Vesting of performance-based stock units	82	—	—	—	(586)	(586)	—	(586)
Issuance of restricted stock	76	1	(1)	—	—	—	—	—
Repurchase of common stock	(616)	(6)	(18,006)	—	—	(18,012)	—	(18,012)
Stock-based compensation expense	—	—	1,777	—	—	1,777	—	1,777
Net income	—	—	—	63,633	—	63,633	89	63,722
Non-controlling interest distributions	—	—	—	—	—	—	(146)	(146)
Other	(76)	(1)	(3,544)	—	—	(3,545)	—	(3,545)
Balance—March 31, 2020	39,218	$392	$847,572	$1,357,115	$(1,407,450)	$797,629	$8,426	$806,055
Common Stock cash distributions ($0.57 per share)	—	—	—	—	(22,359)	(22,359)	—	(22,359)
Issuance of restricted stock	25	—	(7)	—	—	(7)	—	(7)
Stock-based compensation expense	—	—	1,761	—	—	1,761	—	1,761
Net income	—	—	—	1,870	—	1,870	82	1,952
Non-controlling interest distributions	—	—	—	—	—	—	(97)	(97)
Balance—June 30, 2020	39,243	$392	$849,326	$1,358,985	$(1,429,809)	$778,894	$8,411	$787,305
Common Stock cash distributions ($0.57 per share)	—	—	—	—	(22,368)	(22,368)	—	(22,368)
Stock-based compensation expense	—	—	1,693	—	—	1,693	—	1,693
Net income	—	—	—	12,217	—	12,217	121	12,338
Non-controlling interest distributions	—	—	—	—	—	—	(128)	(128)
Other	(1)	—	(19)	—	—	(19)	—	(19)
Balance—September 30, 2020	39,242	$392	$851,000	$1,371,202	$(1,452,177)	$770,417	$8,404	$778,821
Common Stock cash distributions ($0.57 per share)	—	—	—	—	(22,368)	(22,368)	—	(22,368)
Issuance of restricted stock	—	—	(1)	—	—	(1)	—	(1)
Stock-based compensation expense	—	—	1,781	—	—	1,781	—	1,781
Net income	—	—	—	17,573	—	17,573	92	17,665
Non-controlling interest distributions	—	—	—	—	—	—	(92)	(92)
Balance—December 31, 2020	39,242	$392	$852,780	$1,388,775	$(1,474,545)	$767,402	$8,404	$775,806
Common Stock cash distributions ($0.57 per share)	—	—	—	—	(22,405)	(22,405)	—	(22,405)
Vesting of performance-based stock units, including the payment of distributions	109	1	(1)	—	(764)	(764)	—	(764)
Stock-based compensation expense	—	—	1,852	—	—	1,852	—	1,852
Net income	—	—	—	13,762	—	13,762	88	13,850
Non-controlling interest distributions	—	—	—	—	—	—	(88)	(88)
Cash paid for taxes in lieu of common shares	(84)	—	(3,470)	—	—	(3,470)	—	(3,470)
Other	95	1	(11)	—	—	(10)	—	(10)
Balance—March 31, 2021	39,362	$394	$851,150	$1,402,537	$(1,497,714)	$756,367	$8,404	$764,771
Common Stock cash distributions ($0.57 per share)	—	—	—	—	(22,439)	(22,439)	—	(22,439)
Vesting of performance-based stock units, including the payment of distributions				—		-	—	-
Stock-based compensation expense	—	—	1,958	—	—	1,958	—	1,958
Net income	—	—	—	18,239	—	18,239	91	18,330
Non-controlling interest distributions	—	—	—	—	—	—	(91)	(91)
Cash paid for taxes in lieu of common shares	(3)	—	(103)	—	—	(103)	—	(103)
Other	15	—	(46)	—	—	(46)	—	(46)
Balance—June 30, 2021	39,374	$394	$852,959	$1,420,776	$(1,520,153)	$753,976	$8,404	$762,380
Common Stock cash distributions ($0.57 per share)	—	—	—	—	(22,443)	(22,443)	—	(22,443)
Stock-based compensation expense	—	—	1,975	—	—	1,975	—	1,975
Net income	—	—	—	11,022	—	11,022	92	11,114
Non-controlling interest distributions	—	—	—	—	—	—	(92)	(92)
Non-controlling interest contributions	—	—	—	—	—	—	9	9
Other	—	—	(13)	—	—	(13)	—	(13)
Balance—September 30, 2021	39,374	$394	$854,921	$1,431,798	$(1,542,596)	$744,517	$8,413	$752,930

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES:
Net income	$43,294	$78,012
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,847	29,232
Stock-based compensation expense	5,785	5,231
Impairment charges	—	941
Gain on sale of real estate, net	(7,392)	(44,073)
Loss on unconsolidated joint ventures	—	620
Income from unconsolidated joint ventures	(1,041)	(287)
Income distributions from unconsolidated joint ventures	—	249
Straight-line rental income	(619)	(1,701)
Adjustment for collectibility of rental income and lease incentives	758	23,214
Lease incentives funded	(650)	(50)
Amortization of lease incentives	386	317
Provision (recovery) for credit losses	59	(1)
Other non-cash items, net	782	772
Increase in interest receivable	(4,730)	(4,662)
Decrease in accrued interest payable	(1,044)	(1,683)
Net change in other assets and liabilities	5,146	(502)
Net cash provided by operating activities	69,581	85,629
INVESTING ACTIVITIES:
Investment in real estate properties	—	(13,581)
Investment in real estate developments	—	(13,384)
Investment in real estate capital improvements	(4,839)	(3,955)
Capitalized interest	—	(354)
Proceeds from sale of real estate, net	43,628	72,141
Investment in real estate mortgage loans receivable	(2,081)	(4,176)
Principal payments received on mortgage loans receivable	625	565
Investments in unconsolidated joint ventures	(5,676)	(6,398)
Proceeds from liquidation of investments in unconsolidated joint ventures	—	17,758
Advances and originations under notes receivable	(6,453)	(1,366)
Principal payments received on notes receivable	2,553	4,732
Net cash provided by investing activities	27,757	51,982
FINANCING ACTIVITIES:
Bank borrowings	92,500	24,000
Repayment of bank borrowings	(48,000)	(28,000)
Principal payments on senior unsecured notes	(32,160)	(25,160)
Stock repurchase plan	—	(18,012)
Distributions paid to stockholders	(68,051)	(67,894)
Contribution from non-controlling interests	9	—
Distributions paid to non-controlling interests	(271)	(371)
Financing costs paid	(35)	(35)
Cash paid for taxes in lieu of shares upon vesting of restricted stock and performance-based stock units	(3,573)	(3,564)
Other	(70)	(8)
Net cash used in financing activities	(59,651)	(119,044)
Increase in cash, cash equivalents and restricted cash	37,687	18,567
Cash, cash equivalents and restricted cash, beginning of period	7,772	4,244
Cash, cash equivalents and restricted cash, end of period	$45,459	$22,811
Supplemental disclosure of cash flow information:
Interest paid	$20,708	$23,531
Non-cash investing and financing transactions:
Reclassification of notes receivable to lease incentives	$—	$300
Preferred return reserve related to investments in unconsolidated joint ventures (See Note 3)	$2,324	$—
Mortgage loan receivable reserve withheld at origination (See Note 2)	$142	$—
Notes receivable reserve withheld at origination (See Note 4)	$353	$—

See accompanying notes.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	General

LTC Properties, Inc., a health care real estate investment trust (“REIT”), was incorporated on May 12, 1992 in the State of Maryland and commenced operations on August 25, 1992. We invest primarily in seniors housing and health care properties primarily through sale-leasebacks, mortgage financing, joint ventures and structured finance solutions including preferred equity and mezzanine lending. We conduct and manage our business as one operating segment, rather than multiple operating segments, for internal reporting and internal decision-making purposes. Our primary objectives are to create, sustain and enhance stockholder equity value and provide current income for distribution to stockholders through real estate investments in seniors housing and health care properties managed by experienced operators. Our primary seniors housing and health care property classifications include skilled nursing centers (“SNF”), assisted living communities (“ALF”), independent living communities (“ILF”), memory care communities (“MC”) and combinations thereof. We also invest in other (“OTH”) types of properties, such as land parcels, projects under development (“UDP”) and behavioral health care hospitals. To meet these objectives, we attempt to invest in properties that provide opportunity for additional value and current returns to our stockholders and diversify our investment portfolio by geographic location, operator, property classification and form of investment.

We have prepared consolidated financial statements included herein without audit and in the opinion of management have included all adjustments necessary for a fair presentation of the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to rules and regulations governing the presentation of interim financial statements. The accompanying consolidated financial statements include the accounts of our company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2021 and 2020 are not necessarily indicative of the results for a full year.

No provision has been made for federal or state income taxes. Our company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As such, we generally are not taxed on income that is distributed to our stockholders.

New Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued guidance which provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally may be elected over time through December 31, 2022. The Company has not adopted any of the optional expedients or exceptions through September 30, 2021 but will continue to evaluate the possible adoption (including potential impact) of any such expedients or exceptions during the effective period as circumstances evolve.

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

Our leases that contain fixed annual rental escalations and/or have annual rental escalations are contingent upon changes in the Consumer Price Index. Certain leases have annual rental escalations that are contingent upon changes in the gross operating revenues of the property. This revenue is not recognized until the appropriate contingencies have been resolved.

The following table summarizes our investments in owned properties at September 30, 2021 (dollar amounts in thousands):

						Average
		Percentage	Number	Number of		Investment
	Gross	of	of	SNF	ALF	per
Type of Property	Investment	Investment	Properties (1)	Beds	Units	Bed/Unit
Assisted Living	$843,015	59.9%	102	—	5,798	$145.40
Skilled Nursing	552,723	39.3%	50	6,154	212	$86.82
Other (2)	11,360	0.8%	1	118	—	—
Total	$1,407,098	100.0%	153	6,272	6,010
(1)	We own properties in 26 states that are leased to 31 different operators.

(2)	Includes three parcels of land held-for-use, and one behavioral health care hospital.

Senior Care Centers, LLC and affiliates and subsidiaries (“Senior Care”) filed for Chapter 11 bankruptcy in December 2018. During 2019, while in bankruptcy, Senior Care assumed LTC’s master lease and, in March 2020, Senior Care emerged from bankruptcy. Concurrent with their emergence from bankruptcy, in accordance with the order confirming Senior Care’s plan of reorganization, Abri Health Services, LLC (“Abri Health”) was formed as the parent company of reorganized Senior Care and became co-tenant and co-obligor with reorganized Senior Care under our master lease. In March 2021, Senior Care and Abri Health (collectively, “Lessee”) failed to pay rent and additional obligations owed under the master lease. Accordingly, we sent a notice of default and applied proceeds from letters of credit to certain obligations owed under the master lease. Furthermore, we sent the Lessee a notice of termination of the master lease to be effective April 17, 2021. On April 16, 2021, the Lessee filed for Chapter 11 bankruptcy. In August 2021, the United States Bankruptcy Court approved a settlement agreement

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

between the Lessee and LTC. The settlement provides for, among other things, a one-time payment of $3,250,000 from LTC to the affiliates of the Lessee which we expensed as transaction costs during the three months ended September 30, 2021 and subsequently paid in October 2021.

Future minimum base rents receivable under the remaining non-cancelable terms of operating leases excluding the effects of straight-line rent receivable, amortization of lease incentives and renewal options are as follows (in thousands):

Cash
Rent (1)
4Q 2021	$27,175
2022	119,023
2023	104,210
2024	105,332
2025	87,144
Thereafter	329,267
(1)	Represents contractual cash rent, except for certain master leases which are based on estimated cash payments and the Senior Care and Abri Health master lease. See Footnote 12 for further discussion about this lease.

We monitor the collectability of our receivable balances, including deferred rent receivable balances, on an ongoing basis. We write-off uncollectible operator receivable balances, including straight line rent receivable and lease incentives balances, as a reduction to rental income in the period such balances are no longer probable of being collected. Therefore, recognition of rental income is limited to the lesser of the amount of cash collected or rental income reflected on a “straight-line” basis for those customer receivable balances deemed uncollectible. As of September 30, 2021, we have 20 operators that are being accounted for on a “cash-basis” representing approximately 51% of our rental income for the three months ended September 30, 2021. We wrote-off straight-line rent receivable and lease incentives balances of $758,000 and $23,214,000 for the nine months ended September 30, 2021 and 2020, respectively.

We continue to take into account the current financial condition of our operators, including consideration of the impact of COVID-19, in our estimation of our uncollectible accounts and deferred rents receivable at September 30, 2021. We are closely monitoring the collectability of such rents and will adjust future estimations as appropriate as further information becomes known.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table summarizes components of our rental income for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
Rental Income	2021		2020		2021		2020
Base cash rental income	$25,934	(1)	$32,006		$80,967	(1)	$98,357
Variable cash rental income	3,588	(2)	3,356	(2)	10,655	(2)	11,793	(2)
Straight-line rent	(44)	(3)	228		619	(3)	1,701
Adjustment for collectability of rental income and lease incentives	—		(5,472)	(4)	(758)	(4)	(23,214)	(4)
Amortization of lease incentives	(158)		(108)		(386)		(317)
Total	$29,320		$30,010		$91,097		$88,320
(1)	Decreased primarily due to non-payment of lease obligations from Senior Lifestyle Corporation (“Senior Lifestyle”), unpaid lease obligations from Senior Care and Abri Health, abated and deferred rent and reduced rent from a property sale. This decrease was partially offset by increased rent from re-leasing 18 properties previously leased to Senior Lifestyle, completion of development projects and contractual rent increases.

(2)	The variable rental income for the three and nine months ended September 30, 2021, includes reimbursement of real estate taxes by our lessees of $3,588 and $10,655, respectively. The variable rental income for the three and nine months ended September 30, 2020 includes contingent rental income of $4 and $108, respectively and reimbursement of real estate taxes by our lessees of $3,352 and $11,685, respectively.

(3)	Decreased due to more leases accounted for on a cash basis.

(4)	Represents straight-line rent receivable and lease incentives write-offs.

Some of our lease agreements provide purchase options allowing the lessees to purchase the properties they currently lease from us. The following table summarizes information about purchase options included in our lease agreements (dollar amounts in thousands):

	Type	Number
	of	of	Gross	Carrying	Option
State	Property	Properties	Investments	Value	Window
California	ALF/MC	2	$38,895	$34,895	2024-2029
California	ALF	2	31,682	17,166	2021-TBD	(1)
Colorado	ALF	1	6,764	5,378	2022-2026
Florida	MC	1	15,201	13,069	2028-2029
Kentucky and Ohio	MC	2	30,421	26,798	2028-2029
Nebraska	ALF	3	7,633	3,248	TBD	(2)
Texas	MC	2	25,265	23,250	2021-2027
South Carolina	ALF/MC	1	11,680	9,777	2028-2029
Total			$167,541	$133,581
(1)	The option window ending date will be either 24 months or 48 months after the option window commences, based on certain contingencies.

(2)	Subject to the properties achieving certain coverage ratios.

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, and on March 13, 2020, the United States declared a national emergency with regard to COVID-19. At September 30, 2021, in conjunction with the continued levels of uncertainty related to the adverse effects of COVID-19, we assessed the probability of collecting substantially all of our lease payments through maturity and concluded that we did not have sufficient information available to evaluate the impact of COVID-19 on the collectibility of our lease payments. The extent to which COVID-19 could impact our operators and the collectibility of our future lease payments will depend on

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

the future developments including the financial impact significance, government support and subsidies and the duration of the pandemic.

In recognition of the pandemic impact affecting our operators, we have agreed to rent abatements totaling $2,639,000 and rent deferrals, net of repayments, for certain operators totaling $3,371,000 during the nine months ended September 30, 2021. The $6,010,000 in rent abatements and deferrals, net of repayments, during the nine months ended September 30, 2021, represented approximately 5.0% of our contractual rent for the nine months ended September 30, 2021. Additionally, we reduced 2021 rent and interest escalations by 50% to support eligible operators during the continuing COVID-19 crisis. The rent and interest escalation reductions were given in the form of a rent and interest credit in recognition of operators’ increased costs due to COVID-19. We have elected to recognize the rent credits given to the eligible operators where we accrue rent on a straight-line basis over the remaining life of those respective leases. During the nine months ended September 30, 2021, we recognized a decrease of $496,000 of GAAP revenue and $1,337,000 of cash revenue.

Acquisitions and Developments: The following table summarizes our acquisitions for the nine months ended September 30, 2021 and 2020 (dollar amounts in thousands):

				Total	Number	Number
		Purchase	Transaction	Acquisition	of	of
Year	Type of Property	Price	Costs	Costs	Properties	Beds/Units
2021	n/a	$—	$—	$—	—	—

2020	Skilled Nursing (1)	$13,500	$81	$13,581	1	140
(1)	We acquired a SNF located in Texas.

During the nine months ended September 30, 2021 and 2020, we invested the following in development and improvement projects (in thousands):

	Nine Months Ended September 30,
	2021		2020
Type of Property	Developments	Improvements	Developments	Improvements
Assisted Living Communities	$—	$4,560	$4,491	$3,941
Skilled Nursing Centers	—	279	8,893	14
Total	$—	$4,839	$13,384	$3,955

Completed Developments. We had no completed developments during the nine months ended September 30, 2021. The following table summarized our completed developments during the nine months ended September 30, 2020 (dollar amounts in thousands):

		Number	Type	Number
		of	of	of		Total
Year	Type of Project	Properties	Property	Beds/Units	State	Investment
2020	Development	1	ALF/MC	78	Oregon	$18,447
	Development	1	SNF	90	Missouri	13,272
Total		2		168		$31,719

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Properties Sold. The following table summarizes property sales during the nine months ended September 30, 2021 and 2020 (dollar amounts in thousands):

		Type	Number	Number
		of	of	of	Sales	Carrying	Net
Year	State	Properties	Properties	Beds/Units	Price	Value	Gain (loss) (1)
2021	n/a	n/a	—	—	$—	$—	$292	(2) (3)
	Florida	ALF	1	—	2,000	2,626	(858)
	Nebraska	ALF	1	40	900	1,079	(198)
	Washington	SNF	1	123	7,700	4,528	2,562
	Wisconsin	ALF	3	263	35,000	28,295	5,594
Total 2021			6	426	$45,600	$36,528	$7,392

2020	n/a	n/a	—	—	$—	$—	$108	(2) (3)
	Arizona	SNF	1	194	12,550	2,229	10,292
	Colorado	SNF	3	275	15,000	4,271	10,364
	Iowa	SNF	7	544	14,500	4,886	9,029	(3)
	Kansas	SNF	3	250	9,750	7,438	1,993
	Texas	SNF	7	1,148	23,000	10,260	12,287
Total 2020			21	2,411	$74,800	$29,084	$44,073

(

(1)	Calculation of net gain (loss) includes cost of sales.

(2)	We recognized additional gain due to the reassessment adjustment of the holdbacks related to properties sold during 2019 and 2020, under the expected value model per ASC Topic 606, Contracts with Customers (“ASC 606”).

(3)	One of the transactions includes a holdback of $838 which is held in an interest-bearing account with an escrow holder on behalf of the buyer for potential specific losses. During 2020, we received $150 of the holdback. The remaining holdback expires in March 2022. Using the expected value model per ASC 606, we estimated and recorded the holdback value of $471 at closing.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Mortgage Loans. The following table summarizes our investments in mortgage loans secured by first mortgages at September 30, 2021 (dollar amounts in thousands):

				Type		Percentage	Number of					Investment
			Gross	of		of					SNF	per
Interest Rate (1)	Maturity	State	Investment	Property		Investment	Loans (2)		Properties (3)		Beds	Bed/Unit
7.5%	2022	MO	$1,780	OTH	(4)	0.7%	1		—	(4)	—	$ n/a
10.1%	2043	MI	185,859	SNF		71.1%	1		15		1,875	$99.12
9.3%	2045	MI	39,148	SNF		15.0%	1		4		501	$78.14
9.6%	2045	MI	19,750	SNF		7.5%	1		2		205	$96.34
9.6%	2045	MI	14,900	SNF		5.7%	1		1		146	$102.05
Total			$261,437			100.0%	5	(5)	22	(5)	2,727	$95.87
(1)	The majority of the mortgage loans provide for 2.25% annual increases in the interest rate after a certain time period.

(2)	Some loans contain certain guarantees, provide for certain facility fees and the majority of the mortgage loans have a 30-year term.

(3)	The properties securing these mortgage loans are operated by the same operator except for (4) below.

(4)	Represents a mortgage loan secured by a parcel of land for the future development of a 91-bed post-acute SNF.

(5)	Subsequent to September 30, 2021, we funded a $27,047 mortgage loan secured by a 189-bed SNF in Louisiana with a regional operator new to us. The mortgage loan has a three-year term, with one 12-month extension option and a yield of 7.5%. Additionally, we funded a $12,530 mortgage loan secured by a 68-unit ALF and MC community in Florida operated by a regional operator new to us. The mortgage loan term is approximately 4 years at a 7.75% yield and includes an additional $4,177 loan commitment for the construction of a memory care addition to the property to be funded at a later date subject to satisfaction of various conditions.

The following table summarizes our mortgage loan activity for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021		2020
Originations and funding under mortgage loans receivable	$2,223	(1)	$4,176
Scheduled principal payments received	(625)		(565)
Mortgage loan premium amortization	(4)		(3)
Provision for loan loss reserve	(16)		(36)
Net increase in mortgage loans receivable	$1,578		$3,572
(1)	We originated a $1,780 mortgage loan secured by a parcel of land for the future development of a 91-bed post-acute SNF in Missouri and withheld a reserve of $142. The mortgage loan term is one year at a yield of 7.5%.

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

As of September 30, 2021, the accrued interest receivable of $37,476,000 was not included in the measurement of expected credit losses on the mortgage loan receivable and notes receivable (see Note 4). We elected not to measure an allowance for expected credit losses on the related accrued interest receivable using the expected credit loss standard. Rather, we have elected to write-off accrued interest receivable by reversing interest income and/or recognizing credit loss expense as incurred. We review the collectability of the accrued interest receivable quarterly as part of our review of the mortgage loan or

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

notes receivables including the performance of the underlying collateral. For the nine months ended September 30, 2021 and 2020, the Company did not write-off any accrued interest receivable.

3.	Investment in Unconsolidated Joint Ventures

We had a preferred equity investment in an unconsolidated joint venture (“JV”) that owned four communities located in Arizona, providing independent living, assisted living and memory care services. During 2020, the JV sold the four properties comprising the JV and received liquidation proceeds totaling $17,848,000. As a result of this transaction, we incurred $620,000 of losses during the nine months ended September 30, 2020 and an additional $138,000 during the fourth quarter of 2020.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table summarizes our capital contributions, income recognized, and cash interest received related to our investments in unconsolidated joint ventures for the nine months ended September 30, 2021 and 2020 (in thousands):

	Type
	of		Capital		Income	Cash Interest
Year	Properties		Contribution		Recognized	Earned
2021	UDP	(1)	$—		$337	$300
	UDP	(2)	8,000	(2)	704	616
Total			$8,000		$1,041	$916

2020	ALF/MC/ILF	(3)	$58	(3)	$231	$231
	UDP	(1)	6,340	(1)	56	18
Total			$6,398		$287	$249
(1)	During 2020, we provided a total preferred equity investment of $6,340 to a JV for the development of a 95-unit ALF and MC.

(2)	During 2021, we funded the remaining $8,000 related to a $13,000 preferred equity investment commitment in an entity that will develop and own a 267-unit ILF and ALF in Washington. Additionally, we withheld $2,324 from the $8,000 funding for a total reserve of $3,777 related to this preferred equity investment.

(3)	Relates to our preferred equity investment in Arizona discussed above. During 2020, the properties comprising the JV were sold.

4.	Notes Receivable

Notes receivable consists of mezzanine loans and other loan arrangements. The following table is a summary of our notes receivable components as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021		December 31, 2020
Mezzanine loans	$11,816	(1)	$8,445
Other loans	7,048	(2)	6,166
Notes receivable loan loss reserve	(189)		(146)
Total	$18,675		$14,465
(1)	During the three months ended September 30, 2021, we originated a $4,355 mezzanine loan and held back a $353 interest reserve. The mezzanine loan has a three-year term with two 12-month extensions. The initial rate is 8.0% for the first 18 months increasing to 10.5% thereafter with an internal rate of return (“IRR”) of 10.5%.

(2)	Subsequent to September 30, 2021, we provided HMG Healthcare, LLC (“HMG”) a $25,000 secured working capital loan maturing in September 2022 to facilitate the transition of the 11 properties from Senior Care and Abri Health.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table summarizes our notes receivable activity for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021		2020
Advances under notes receivable	$6,453	(1)	$1,366
Interest reserve withheld	353		—
Principal payments received under notes receivable	(2,553)		(4,732)
Reclassified to lease incentives	—		(300)	(2)
Notes receivable reserve	43		36
Net increase (decrease) in notes receivable	$4,296		$(3,630)
(1)	Funding under working capital notes and mezzanine loans with interest ranging between 5% and 8% and maturities between 2022 and 2030.

(2)	Represents interim working capital loans related to development projects which matured upon completion of the development projects and commencement of the master leases.
5.	Lease Incentives

Our lease incentive balances at September 30, 2021(in thousands):

	September 30, 2021	December 31, 2020
Non-contingent lease incentives	$2,726	$2,462

The following table summarizes our lease incentives activity for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021		2020
	Funding	Amortization	Funding	Amortization	Reclassification
Non-contingent lease incentives	$650	$(386)	$50	$(317)	$115	(1)
(1)	We reclassified a $300 interim working capital loan as lease incentive. See Note 4. Notes Receivable for further discussion. Additionally, we wrote-off $185 of lease incentive related to a master lease for which we determined it was not probable we will collect substantially all of the contractual lease obligations through maturity. See Note 2. Real Estate Investments for further discussion.

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

Bank Borrowings. We have an unsecured credit agreement that provides for a revolving aggregate commitment of the lenders of up to $600,000,000 with the opportunity to increase the commitment size of the credit agreement up to a total of $1,000,000,000. The unsecured credit agreement matures on June 27, 2022 and provides for a one-year extension option at our discretion, subject to customary conditions. Based on our leverage at September 30, 2021, the facility provides for interest annually at LIBOR plus

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

115 basis points and a facility fee of 20 basis points. At September 30, 2021, we were in compliance with all covenants.

Senior Unsecured Notes. We have senior unsecured notes held by institutional investors with interest rates ranging from 3.85% to 5.03%. The senior unsecured notes mature between 2021 and 2032.

The debt obligations by component as of September 30, 2021 and December 31, 2020 are as follows (dollar amounts in thousands):

		At September 30, 2021		At December 31, 2020
	Applicable		Available		Available
	Interest	Outstanding	for	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing	Balance	Borrowing
Bank borrowings	1.23%	$134,400	$465,600	$89,900	$510,100
Senior unsecured notes, net of debt issue costs	4.34%	527,429	—	559,482	—
Total	3.71%	$661,829	$465,600	$649,382	$510,100
(1)	Represents weighted average of interest rate as of September 30, 2021.

Our borrowings and repayments are as follows (in thousands):

	Nine Months Ended September 30,
	2021		2020
Debt Obligations	Borrowings	Repayments	Borrowings	Repayments
Bank borrowings	$92,500	$(48,000)	$24,000	$(28,000)
Senior unsecured notes	—	(32,160)	—	(25,160)
Total	$92,500	$(80,160)	$24,000	$(53,160)

7.	Equity

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

As of September 30, 2021, we have the following consolidated VIEs (in thousands):

				Gross
Investment		Property		Consolidated	Non-Controlling
Year	Purpose	Type	State	Assets	Interests
2019	Owned real estate	ALF/MC	VA	$16,895	$919
2018	Owned real estate	ILF	OR	14,400	2,857
2018	Owned real estate and development	ALF/MC	OR	18,447	1,091
2017	Owned real estate and development	ILF/ALF/MC	WI	22,007	2,305
2017	Owned real estate	ALF/MC	SC	11,680	1,241
Total				$83,429	$8,413

Common Stock. We have separate equity distribution agreements (collectively, “Equity Distribution Agreements”) to offer and sell, from time to time, up to $200,000,000 in aggregate offering price of shares of our common stock. As of September 30, 2021, no shares had been issued under the

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Equity Distribution Agreements. Accordingly, at September 30, 2021, we had $200,000,000 available under the Equity Distribution Agreements.

During the nine months ended September 30, 2021 and 2020, we acquired 87,249 shares and 76,574 shares, respectively, of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

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

Distributions. We declared and paid the following cash dividends (in thousands):

	Nine Months Ended September 30,
	2021				2020
	Declared		Paid		Declared		Paid
Common Stock (1)	$68,051	(2)	$68,051	(2)	$67,894	(3)	$67,894	(3)
(1)	Represents $0.19 per share per month for the nine months ended September 30, 2021 and 2020.

(2)	Includes $764 of distributions that were paid as a result of the vesting of performance-based stock units.

(3)	Includes $586 of distributions that were paid as a result of the vesting of performance-based stock units.

In October 2021, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of October, November and December 2021, payable on October 29, November 30, and December 31, 2021, respectively, to stockholders of record on October 21, November 19, and December 23, 2021, respectively.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

2015 Plan are set by our compensation committee at its discretion.

At September 30, 2021, we had 15,000 stock options outstanding and exercisable. During the nine months ended September 30, 2021 and 2020, no stock options were granted or exercised.

The following table summarizes our restricted stock activity for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Outstanding, January 1	180,440	163,569
Granted	110,348	101,348
Vested	(93,366)	(84,477)
Outstanding, September 30	197,422	180,440

During the nine months ended September 30, 2021 and 2020, we granted 71,892 and 66,027, respectively, of performance-based stock units. Additionally, during the nine months ended September 30, 2021 and 2020, the number of performance-based stock units that vested were 108,720 and 81,574, respectively.

During the nine months ended September 30, 2021 and 2020, we granted restricted stock and performance-based stock units as follows:

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Compensation expense recognized related to the vesting of restricted common stock and performance-based stock units for the nine months ended September 30, 2021 and 2020 were $5,785,000 and $5,231,000, respectively. At September 30, 2021, the remaining compensation expense to be recognized related to the future service period of unvested outstanding restricted common stock and performance-based stock units are as follows (in thousands):

Remaining
Compensation
Vesting Date	Expense
2021	$1,974
2022	5,447
2023	2,855
2024	303
Total	$10,579

8.	Commitments and Contingencies

At September 30, 2021, we had commitments as follows (in thousands):

				Total
	Investment		2021	Commitment	Remaining
	Commitment		Funding	Funded	Commitment
Real estate properties (Note 2. Real Estate Investments)	$19,670	(1)	$3,770	$10,228	$9,442
Accrued incentives and earn-out liabilities (Note 5. Lease Incentives)	9,130		50	50	9,080
Mortgage loans (Note 2. Real Estate Investments)	21,000	(2)	318	3,699	17,301
Notes receivable (Note 4. Notes Receivable)	1,925		643	1,247	678
Total	$51,725		$4,781	$15,224	$36,501
(1)	Represents commitments to purchase land and improvements, if applicable, and to develop, re-develop, renovate or expand seniors housing and health care properties.

(2)	Represents $3,000 of commitments to expand and renovate seniors housing and health care properties securing mortgage loans and $18,000 of commitments which are contingent upon the borrower achieving certain coverage ratios.

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

We have one operator that derives 10% or more of our combined rental revenue and interest income from mortgage loans. The following table sets forth information regarding our major operator as of September 30, 2021:

	Number of		Number of		Percentage of
			SNF	ALF	Total	Total
Operator	SNF	ALF	Beds	Units	Revenue (1)	Assets (2)
Prestige Healthcare (3)	24	—	2,845	93	21.4%	18.3%
(1)	Includes rental income from owned properties and interest income from mortgage loans as of September 30, 2021.

(2)	Represents the net carrying value of the mortgage loans and properties we own divided by the Total assets on the Consolidated Balance Sheets.

(3)	The majority of the revenue derived from this operator relates to interest income from mortgage loans.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

10.	Earnings per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021		2020	2021		2020
Net income	$11,114		$12,338	$43,294		$78,012
Less income allocated to non-controlling interests	(92)		(121)	(271)		(292)
Less income allocated to participating securities:
Non-forfeitable dividends on participating securities	(113)		(103)	(346)		(294)
Income allocated to participating securities	—		—	—		(45)
Total net income allocated to participating securities	(113)		(103)	(346)		(339)
Net income available to common stockholders	10,909		12,114	42,677		77,381
Effect of dilutive securities:
Participating securities (1)	—		—	—		—
Net income for diluted net income per share	$10,909		$12,114	$42,677		$77,381

Shares for basic net income per share	39,177		39,061	39,149		39,218
Effect of dilutive securities:
Stock options (1)	—		—	—		—
Performance-based stock units	—	(2)	51	—	(2)	51
Participating securities (1)	—		—	—		—
Total effect of dilutive securities	—		51	—		51
Shares for diluted net income per share	39,177		39,112	39,149		39,269

Basic net income per share	$0.28		$0.31	$1.09		$1.97
Diluted net income per share	$0.28		$0.31	$1.09		$1.97
(1)	For the three and nine months ended September 30, 2021, and 2020, the stock options and participating securities have been excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.

(2)	For the three and nine months ended September 30, 2021, no performance-based stock units would be earned based on TSR targets.
11.	Fair Value Measurements

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The carrying amount of cash and cash equivalents, prepaid expenses and other assets, accrued interest, accrued expenses and other liabilities approximates fair value because of the short-term maturity of these instruments. We do not invest our cash in auction rate securities. The carrying value and fair value of our financial instruments as of September 30, 2021 and December 31, 2020 assuming election of fair value for our financial assets and financial liabilities were as follows (in thousands):

	At September 30, 2021			At December 31, 2020
	Carrying	Fair		Carrying	Fair
	Value	Value		Value	Value
Mortgage loans receivable, net of loan loss reserve	$258,829	$298,677	(1)	$257,251	$299,751	(1)
Notes receivable, net of loan loss reserve	18,675	18,552	(2)	14,465	13,893	(2)
Bank borrowings	134,400	134,400	(3)	89,900	89,900	(3)
Senior unsecured notes, net of debt issue costs	527,429	556,841	(4)	559,482	560,140	(4)
(1)	Our investment in mortgage loans receivable is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash inflows of the mortgage loans receivable at September 30, 2021 and December 31, 2020 was 10.1% and 10.0%, respectively.

(2)	Our investments in notes receivable are classified as Level 3. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash flows of the notes receivable at September 30, 2021 and December 31, 2020, were 6.5% and 6.6%, respectively.

(3)	Our bank borrowings bear interest at a variable interest rate. The estimated fair value of our bank borrowings approximated their carrying values at September 30, 2021 and December 31, 2020 based upon prevailing market interest rates for similar debt arrangements.

(4)	Our obligation under our senior unsecured notes is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is measured based upon management’s estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities. At September 30, 2021, the discount rate used to value our future cash outflow of our senior unsecured notes was 3.00% for those maturing before year 2030 and 3.25% for those maturing at or beyond year 2030. At December 31, 2020, the discount rate used to value our future cash outflow of our senior unsecured notes was 3.25% for those maturing before year 2026 and 3.50% for those maturing at or beyond year 2026.

12.	Subsequent Events

Subsequent to September 30, 2021 the following events occurred:

Real Estate Investments: We transitioned 11 properties previously leased to Senior Care and Abri Health to HMG under a one-year master lease with rent based on cash flows, and payment subject to a deferral of up to six months. We intend to add these 11 properties to their current master lease after establishing a stabilized rent during the first lease year. We also funded the following mortgage loans:

●	A $27,047,000 mortgage loan secured by a 189-bed skilled nursing center in Louisiana with a regional operator new to us. The mortgage loan has a three-year term with one 12-month extension option and a yield of 7.5%; and
●	A $12,530,000 mortgage loan secured by a 68-unit assisted living and memory care community in Florida operated by a regional operator new to us. The mortgage loan term is approximately 4 years at a 7.75% yield and includes an additional $4,177,000 loan commitment for the construction of a memory care addition to the property to be funded at a later date subject to satisfaction of various conditions.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Notes Receivable: We provided HMG a $25,000,000 secured working capital loan maturing in September 2022 to facilitate the transition of the 11 properties from Senior Care and Abri Health.

Equity: We declared a monthly cash dividend of $0.19 per share on our common stock for the months of October, November and December 2021, payable on October 29, November 30, and December 31, 2021, respectively to stockholders of record on October 21, November 19, and December 23, 2021, respectively.

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

The following graph summarizes our gross investments as of September 30, 2021:

Our primary seniors housing and health care property classifications include skilled nursing centers (“SNF”), assisted living communities (“ALF”), independent living communities (“ILF”), memory care communities (“MC”) and combinations thereof. We conduct and manage our business as one operating segment, rather than multiple operating segments, for internal reporting and internal decision-making purposes. For purposes of this quarterly report and other presentations, we generally include ALF, ILF, MC, and combinations thereof in the ALF classification. As of September 30, 2021, seniors housing and long-term health care properties comprised approximately 99.2% of our real estate investment portfolio. We have been operating since August 1992.

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

The operations and occupancy levels at our properties have been adversely affected by COVID-19 and could be further adversely affected by COVID-19 or another pandemic especially if there are infections on a large scale at our properties. The impact of COVID-19 has included, and another pandemic could include, early resident move-outs, our operators delaying accepting new residents due to quarantines, potential occupants postponing moves to our operators’ facilities, and/or hospitals cancelling or significantly reducing elective surgeries thereby there were fewer people in need of skilled nursing care. Additionally, as our operators have responded to the pandemic, operating costs have begun to rise. A decrease in occupancy, ability to collect rents from residents and/or increase in operating costs could have a material adverse effect on the ability of our operators to meet their financial and other contractual obligations to us, including the payment of rent. In recognition of the pandemic impact affecting our operators, we have agreed to rent abatements totaling $3.8 million and rent deferrals for certain operators totaling $6.1 million between April 2020 and September 2021, of which $1.7 million subsequently has been repaid. The $8.2 million in rent abatements and deferrals, net of repayments, represented approximately 2.9% of our April 2020 through September 2021 contractual rent and interest. The remaining balance of deferred rent is due to us over the next 36 months or upon receipt of government funds from the U.S. Coronavirus Aid, Relief, and Economic Security (the “CARES Act”).

During the nine months ended September 30, 2021, we proactively provided additional financial support to the majority of our operators by reducing 2021 rent and interest escalations by 50%. The rent and interest escalation reduction were given in the form of a rent and interest credit in recognition of operators’ increased costs due to COVID-19. During nine months ended September 30, 2021, we recognized a GAAP revenue decrease of $0.5 million and a cash revenue decrease of $1.3 million related to the 50% escalation reduction. We expect the escalation reductions to have a de minimis effect on GAAP revenue during the fourth quarter of 2021.

Real Estate Portfolio Overview

The following tables summarize our real estate investment portfolio by owned properties and mortgage loans and by property type, as of September 30, 2021 (dollar amounts in thousands):

			Nine Months Ended
		Percentage	September 30, 2021		Percentage	Number	Number of
	Gross	of	Rental	Interest	of	of	SNF	ALF
Owned Properties	Investments	Investments	Income (1)	Income	Revenues	Properties (2)	Beds (3)	Units (3)
Assisted Living	$843,015	50.5%	$40,236	$—	38.5%	102	—	5,798
Skilled Nursing	552,723	33.1%	39,809	—	38.1%	50	6,154	212
Other (4)	11,360	0.7%	725	—	0.7%	1	118	—
Total Owned Properties	1,407,098	84.3%	80,770	—	77.3%	153	6,272	6,010

Mortgage Loans
Skilled Nursing	259,657	15.6%	—	23,779	22.7%	22	2,727	—
Other (4)	1,780	0.1%	—	—	—%	—	—	—
Total Mortgage Loans	261,437	15.7%	—	23,779	22.7%	22	2,727	—

Total Portfolio	$1,668,535	100.0%	$80,770	$23,779	100.0%	175	8,999	6,010

			Nine Months Ended
		Percentage	September 30, 2021		Percentage	Number	Number of
	Gross	of	Rental	Interest	of	of	SNF	ALF
Summary of Properties by Type	Investments	Investments	Income (1)	Income	Revenues	Properties (2)	Beds (3)	Units (3)
Assisted Living	$843,015	50.5%	$40,236	$—	38.5%	102	—	5,798
Skilled Nursing	812,380	48.7%	39,809	23,779	60.8%	72	8,881	212
Other (4)	13,140	0.8%	725	—	0.7%	1	118	—
Total Portfolio	$1,668,535	100.0%	$80,770	$23,779	100.0%	175	8,999	6,010
(1)	Excludes variable rental income from lessee reimbursement and rental income from sold properties.

(2)	We have investments in owned properties and mortgage loans in 26 states leased or mortgaged to 31 different operators.

(3)	See Item 1. Financial Statements – Note 2. Real Estate Investments for discussion of bed/unit count.

(4)	Includes three parcels of land held-for-use, one behavioral health care hospital and one parcel of land securing a first mortgage held for future development of a post-acute skilled nursing center.

As of September 30, 2021, we had $1.3 billion in net carrying value of real estate investments, consisting of $1.0 billion or 80.1% invested in owned and leased properties and $0.3 billion or 19.9% invested in mortgage loans secured by first mortgages. Our investment in mortgage loans mature between 2022 and 2045 and contain interest rates between 7.5% and 10.1%.

For the nine months ended September 30, 2021, rental income represented 78.6% of total gross revenues, interest income from mortgage loans represented 20.5% of total gross revenues and interest and other income represented 0.9% of total gross revenues. In most instances, our lease structure contains fixed annual rental escalations and/or annual rental escalations that are contingent upon changes in the Consumer Price Index. Certain leases have annual rental escalations that are contingent upon changes in the gross operating revenues of the property. This revenue is not recognized until the appropriate contingencies have been resolved.

For the nine months ended September 30, 2021, we recorded $0.6 million in straight-line rental income and amortization of lease incentive cost of $0.4 million. During the nine months ended September 30, 2021, we received $91.6 million of cash rental income, which includes $10.7 million of operator reimbursements for our real estate taxes. At September 30, 2021, the straight-line rent receivable balance, net of write-offs for uncollectible amounts, on the balance sheet was $24.3 million.

Update on Certain Operators

Senior Care Centers, LLC

Senior Care Centers, LLC and affiliates and subsidiaries (“Senior Care”) filed for Chapter 11 bankruptcy in December 2018. During 2019, while in bankruptcy, Senior Care assumed LTC’s master lease and, in March 2020, Senior Care emerged from bankruptcy. Concurrent with their emergence from bankruptcy, in accordance with the order confirming Senior Care’s plan of reorganization, Abri Health Services, LLC (“Abri Health”) was formed as the parent company of reorganized Senior Care and became co-tenant and co-obligor with reorganized Senior Care under our master lease. In March 2021, Senior Care and Abri Health (collectively, “Lessee”) failed to pay rent and additional obligations owed under the master lease. Accordingly, we sent a notice of default and applied proceeds from letters of credit to certain obligations owed under the master lease. Furthermore, we sent the Lessee a notice of termination of the master lease to be effective April 17, 2021. On April 16, 2021, the Lessee filed for Chapter 11 bankruptcy. In August 2021, the United States Bankruptcy Court approved a settlement agreement between Lessee and LTC. The settlement provides for, among other things, a one-time payment of $3.3 million from LTC to the affiliates of Lessee in exchange for cooperation and assistance in facilitating an orderly transition of the 11 skilled nursing centers from the Lessee and its affiliates to affiliates of HMG Healthcare, LLC which occurred on October 1, 2021.

Brookdale Senior Living Communities, Inc

Brookdale Senior Living Communities, Inc’s (“Brookdale”) master lease was scheduled for expiration on December 31, 2021. During the first quarter of 2021, we extended their term by one year through an amended master lease, with a new maturity date of December 31, 2022. Also, the renewal options under the amended master lease will remain the same which provides three renewal options consisting of a three-year renewal option, a five-year renewal option and a 10-year renewal option. The notice period for the first renewal option is January 1, 2022 to April 30, 2022. During 2020, we extended a $4.0 million capital commitment to Brookdale, which is available through December 31, 2021 at a 7% yield. As of September 30, 2021, we have funded $3.3 million under this agreement and our remaining commitment is $0.7 million. Brookdale is current on rent payments through October 2021.

Senior Lifestyle Corporation

During 2020, an affiliate of Senior Lifestyle (“Senior Lifestyle”) paid us $13.8 million of their $18.4 million contractual rent and we applied their letter of credit and deposits totaling $3.7 million to past due rent of $3.6 million and to their outstanding notes receivable of $0.1 million. Accordingly, we wrote-off a total $17.7 million of straight-line rent receivable and lease incentives related to this master lease and transitioned rental revenue recognition to cash basis effective July 2020. During 2020, we recognized $17.4 million of rental revenue from Senior Lifestyle. To date in 2021, Senior Lifestyle has not paid rent or its other obligations under the master lease. During 2021, we transition 18 assisted living communities previously leased to Senior Lifestyle to five operators. These communities are located in Illinois, Ohio, Wisconsin, Colorado, Pennsylvania and Nebraska. Also, during 2021, we sold three Wisconsin communities and a closed community in Nebraska previously leased to Senior Lifestyle for a combined total of $35.9 million. We received total proceeds of $34.8 million and recorded a net gain on sale of $5.4 million. We expect to transition the remaining New Jersey community to an existing operator during the fourth quarter of 2021.

Genesis Healthcare, Inc

Genesis reported doubt regarding its ability to continue as a going concern on its Quarterly Report on Form 10-Q filed in August 2020. As a result, we wrote-off $4.3 million of straight-line rent receivable related to this master lease during the third quarter of 2020 and transitioned rental revenue recognition to cash basis effective September 2020. During the first quarter of 2021, Genesis delisted its Class A common stock from the New York Stock Exchange. Genesis is current on rent payments through October 2021.

Other Operators

During the third quarter of 2020, an operator failed to pay its full contractual rent. Accordingly, we wrote-off $1.2 million of straight-line rent receivable related to this master lease. During 2020, we consolidated our two master leases with this operator into one combined master lease and agreed to abate $0.7 million of rent and allow the operator to defer rent as needed through March 31, 2021. During 2021, the combined master lease was amended to extend the rent deferral period through December 31, 2021. The operator deferred rent of $1.2 million for the third quarter of 2021 and $0.4 million for October 2021. The deferred balance due from this operator is $4.1 million as of October 2021. The operator can defer rent up to $0.4 million for each of November and December 2021.

2021 Rent deferrals, net of repayments, and abatements (in thousands):

	Three Months Ended
	March 31, 2021	June 30, 2021	September 30, 2021	October 2021
Rent deferrals, net of repayments	$1,122	$1,121	$1,300	$438
Rent abatements	600	1,069	970	240
50% reduction of 2021 rent & interest escalations	1,204	133	—	—
	$2,926	$2,323	$2,270	$678

Subsequent to September 30, 2021, we have agreed to provide rent deferrals up to $0.4 million and abatements up to $0.2 million for each of November and December 2021.

2021 Activities Overview

The following tables summarize our transactions during the nine months ended September 30, 2021 (dollar amounts in thousands):

Investment in Development and Improvement projects

	Developments	Improvements
Assisted Living Communities	$—	$4,560
Skilled Nursing Centers	—	279
Total	$—	$4,839

Properties Sold

	Type	Number	Number
	of	of	of	Sales	Carrying	Net
State	Properties	Properties	Beds/Units	Price	Value	Gain (loss) (1)
n/a	n/a	—	—	$—	$—	$292	(2) (3)
Florida	ALF	1	—	2,000	2,626	(858)
Nebraska	ALF	1	40	900	1,079	(198)
Washington	SNF	1	123	7,700	4,528	2,562
Wisconsin	ALF	3	263	35,000	28,295	5,594
		6	426	$45,600	$36,528	$7,392
(1)	Calculation of net gain (loss) includes cost of sales.

(2)	We recognized additional gain due to the reassessment adjustment of the holdbacks related to properties sold during 2019 and 2020, under the expected value model per ASC Topic 606, Contracts with Customers (“ASC 606”).

(3)	One of the transactions includes a holdback of $838 which is held in an interest-bearing account with an escrow holder on behalf of the buyer for potential specific losses. During 2020, we received $150 of the holdback. The remaining holdback expires in March 2022. Using the expected value model per ASC 606, we estimated and recorded the holdback value of $471 at closing.

Investment in Mortgage Loans

Originations and funding under mortgage loans receivable	$2,223	(1)
Scheduled principal payments received	(625)
Mortgage loan premium amortization	(4)
Provision for loan loss reserve	(16)
Net increase in mortgage loans receivable	$1,578
(1)	Subsequent to September 30, 2021, we funded a $27,047 mortgage loan secured by a 189-bed SNF in Louisiana with a regional operator new to us. The mortgage loan has a three-year term, with one 12-month extension option and a yield of 7.5%. Additionally, we funded a $12,530 mortgage loan secured by a 68-unit ALF and MC community in Florida operated by a regional operator new to us. The mortgage loan term is approximately 4 years at a 7.75% yield and includes an additional $4,177 loan commitment for the construction of a memory care addition to the property to be funded at a later date subject to satisfaction of various conditions.

Investment in Unconsolidated Joint Ventures

	Type	Type		Total	Contractual	Number		2021		Cash
	of	of		Preferred	Cash	of	Carrying	Capital	Income	Interest
State	Properties	Investment		Return	Portion	Beds/ Units	Value	Contribution	Recognized	Received
Washington (1)	UDP	Preferred Equity	(1)	12%	7%	—	$6,340	$—	$337	$300
Washington (2)	UDP	Preferred Equity	(2)	12%	8%	—	13,000	8,000	704	616
						—	$19,340	$8,000	$1,041	$916
(1)	Invested $6,340 of preferred equity in an entity that will develop and own a 95-unit ALF/MC in Washington and withheld $1,425 as a reserve. Our investment represents 15.5% of the estimated total investment. The preferred equity investment earns an initial cash rate of 7% increasing to 9% in year four until the internal rate of return (“IRR”) is 8%. After achieving an 8% IRR, the cash rate drops to 8% until achieving an IRR ranging between 12% to 14%.

(2)	Invested $13,000 of preferred equity in an entity that will develop and own a 267-unit ILF/ALF in Washington and withheld $3,777 as a reserve. Our investment represents 11.6% of the estimated total investment. The preferred equity investment earns an initial cash rate of 8% until achieving an IRR ranging between 12% and 14%.

Notes Receivable

Advances under notes receivable	$6,453	(1) (2)
Interest reserve withheld	353
Principal payments received under notes receivable	(2,553)
Notes receivable reserve	43
Net increase in notes receivable	$4,296
(1)	Funding under working capital notes and mezzanine loans with interest ranging between 5% and 8% and maturities between 2022 and 2030.

(2)	Subsequent to September 30, 2021, we provided HMG a $25,000 secured working capital loan maturing in September 2022 to facilitate the transition of the 11 properties from Senior Care and Abri Health.

Health Care Regulatory Climate

The Centers for Medicare & Medicaid Services (“CMS”) annually updates Medicare skilled nursing facility (“SNF”) prospective payment system rates and other policies. On July 30, 2019, CMS issued its final fiscal year 2020 Medicare skilled nursing facility update. Under the final rule, CMS projected aggregate payments to SNFs would increase by $851 million, or 2.4%, for fiscal year 2020 compared with fiscal year 2019. The final rule also addressed implementation of the new Patient-Driven Payment Model case mix classification system that became effective on October 1, 2019, changes to the group therapy definition in the skilled nursing facility setting, and various SNF Value-Based Purchasing and quality reporting program policies. On April 10, 2020, CMS issued a proposed rule to update SNF rates and policies for fiscal year 2021, which started October 1, 2020, and issued the final rule on July 31, 2020. CMS estimated that payments to SNFs would increase by $750 million, or 2.2%, for fiscal year 2021 compared to fiscal year 2020. CMS also adopted revised geographic delineations to identify a provider’s status as an urban or rural facility and to calculate the wage index, applying a 5% cap on any decreases in a provider’s wage index from fiscal year 2020 to fiscal year 2021. Finally, CMS also finalized updates to the SNF value-based purchasing program to reflect previously finalized policies, updated the 30-day phase one review and correction deadline for the baseline period quality measure quarterly report, and announced performance periods and performance standards for the fiscal year 2023 program year. On April 8, 2021, CMS issued a proposed rule to update SNF rates and policies for fiscal year 2022, which started October 1, 2021, and issued the final rule on July 29, 2021. CMS estimated that the aggregate impact of the payment policies in the final rule would result in an increase of approximately $410 million in Medicare Part A payments to SNFs in fiscal year 2022. The final rule also includes several policies that update the SNF Quality Reporting Program and the SNF Value-Based Program for fiscal year 2022.

Since the announcement of the COVID-19 pandemic and beginning as of March 13, 2020, CMS has issued numerous temporary regulatory waivers and new rules to assist health care providers, including SNFs, respond to the COVID-19 pandemic. These include waiving the SNF 3-day qualifying inpatient hospital stay requirement, flexibility in calculating a new Medicare benefit period, waiving timing for completing functional assessments, waiving requirements for health care professional licensure, survey and certification, provider enrollment, and reimbursement for services performed by telehealth, among many others. CMS also announced a temporary expansion of its Accelerated and Advance Payment Program to allow SNFs and certain other Medicare providers to request accelerated or advance payments in an amount up to 100% of the Medicare Part A payments they received from October–December 2019; this expansion was suspended April 26, 2020 in light of other CARES Act funding relief. The Continuing Appropriations Acts, 2021 and Other Extensions Act, enacted on October 1, 2020, amended the repayment terms for all providers and suppliers that requested and received accelerated and advance payments during the COVID-19 public health emergency. Specifically, Congress gave providers and suppliers that received Medicare accelerated and advance payment(s) one year from when the first loan payment was made to begin making repayments. In addition, CMS has also enhanced requirements for nursing facilities to report COVID-19 infections to local, state and federal authorities. On October 15, 2021, HHS Secretary Becerra announced that he had renewed, effective October 18, 2021, the declared public health emergency for an additional 90-day period.

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

On April 14, 2021, President Biden signed an Act to Prevent Across-the-Board Direct Spending Cuts, and for Other Purposes (H.R. 1868), which extended the sequestration suspension period to December 31, 2021. On June 11, 2021, HHS issued revised reporting requirements for recipients of Provider Relief Fund payments. The announcement included expanding the amount of time providers would have to report information, aimed to reduce burdens on smaller providers, and extended key deadlines for expending Provider Relief Fund payments for recipients who received payments after June 30, 2020. The revised reporting requirements are applicable to providers who received one or more payments exceeding, in the aggregate, $10,000 during a single Payment Received Period from the PRF General Distributions, Targeted Distributions, and/or Skilled Nursing Facility and Nursing Home Infection Control Distributions. On July 1, 2021, HHS, through the Health Resources and Services Administration (“HRSA”), notified recipients of Provider Relief Fund payments by e-mail that the Provider Relief Fund Reporting Portal was open for recipients who were required to report on the use of funds in Reporting Period 1, as described by HHS’s June 11, 2021 update to the reporting requirements. On September 10, 2021, HHS announced a final 60-day grace period of the September 30, 2021 reporting deadline for Provider Relief Funds exceeding $10,000 in aggregate payments received from April 10, 2020 to June 30, 2020. Although the September 30, 2021 reporting deadline remained in place, HHS has explained that recoupment or other enforcement actions will not be initiated during the 60-day grace period, which began on October 1, 2021 and will end on November 30, 2021.

On September 10, 2021, the Biden Administration announced that HHS would be making available $25.5 billion in new funding for health care providers affected by the COVID-19 pandemic, including $8.5 billion in American Rescue Plan (“ARP”) resources for providers who serve rural Medicaid, CHIP, or Medicare patients, and an additional $17 billion for Phase 4 Provider Relief Funds for a broad range of providers who can document revenue loss and expenses associated with the pandemic, including assisted living facilities that were state-licensed/certified on or before December 31, 2020. Approximately 25% of the Phase 4 allocation will be put towards bonus payments based on the amount and type of services provided to Medicaid, CHIP, and Medicare beneficiaries from January 1, 2019 through September 30, 2020. The deadline for submitting applications for Phase 4 funds is October 26, 2021.

On July 18, 2019, CMS published a final rule that eliminated the prohibition on pre-dispute binding arbitration agreements between long-term care facilities and their residents. The rule also strengthened the transparency of arbitration agreements and makes other changes to arbitration requirements for long-term care facilities. There can be no assurance that these rules or future regulations modifying Medicare skilled nursing facility payment rates or other requirements for Medicare and/or Medicaid participation will not have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us.

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

The following table reflects our recent historical trends of concentration risk (gross investment, in thousands):

	9/30/21	6/30/21	3/31/21	12/31/20	9/30/20
Asset mix:
Real property	$1,407,098	$1,412,329	$1,449,062	$1,452,001	$1,448,764
Loans receivable	261,437	259,641	259,874	259,843	260,267
Real estate investment mix:
Assisted living communities	$843,015	$840,502	$877,233	$880,172	$880,307
Skilled nursing centers	812,380	820,108	820,343	820,312	817,364
Other (1)	13,140	11,360	11,360	11,360	11,360
Operator mix:
Prestige Healthcare (1)	$272,789	$272,773	$273,007	$272,976	$273,399
Senior Care Centers/ Abri Health Services	138,315	138,109	138,109	138,109	138,109
Anthem Memory Care	136,483	136,483	136,483	136,483	136,483
Carespring Health Care Management	102,520	102,520	102,520	102,520	102,520
Brookdale Senior Living	102,261	101,240	101,012	100,613	98,921
Remaining operators	916,167	920,845	957,805	961,143	959,599
Geographic mix:
Michigan	$282,022	$281,762	$281,995	$281,963	$282,103
Texas	274,204	273,588	273,468	273,287	273,075
Wisconsin	114,288	114,250	149,403	149,403	149,403
California	105,997	105,892	105,352	105,163	104,924
Colorado	104,445	104,347	104,307	104,090	106,879
Remaining states	787,579	792,131	794,411	797,938	792,647
(1)	Includes three parcels of land located adjacent to properties securing the Prestige Healthcare mortgage loan and are managed by Prestige.

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

Balance Sheet Metrics

	Year to Date		Quarter Ended
	9/30/21		9/30/21			6/30/21			3/31/21			12/31/20			9/30/20
Debt to gross asset value	36.3%		36.3%		(1)	34.8%		(3)	36.3%		(1)	35.8%		(3)	36.5%
Debt to market capitalization ratio	34.7%		34.7%		(2)	29.0%		(4)	28.7%		(6)	29.8%		(7)	32.7%
Interest coverage ratio (9)	4.4	x	4.3	x		4.3	x	(5)	4.6	x	(5)	5.3	x	(8)	4.8	x
Fixed charge coverage ratio (9)	4.4	x	4.3	x		4.3	x	(5)	4.6	x	(5)	5.3	x	(8)	4.8	x
(1)	Increased due to increase in outstanding debt partially offset by increase in gross asset value.

(2)	Increased due to decrease in market capitalization and increase in outstanding debt.

(3)	Decreased due to decrease in outstanding debt partially offset by decrease in gross asset value.

(4)	Increased due to decrease in market capitalization, partially offset by decrease in outstanding debt.

(5)	Decreased due to decrease in rental income partially offset by decrease in interest expense.

(6)	Decreased due to increase in market capitalization partially offset by increase in outstanding debt.

(7)	Decreased due to decrease in outstanding debt and increase in market capitalization.

(8)	Increased due to decrease in interest expense and increase in rental income.

(9)	In calculating our interest coverage and fixed charge coverage ratios above, we use EBITDAre, which is a financial measure not derived in accordance with GAAP (non-GAAP financial measure). EBITDAre is not an alternative to net income, operating income or cash flows from operating activities as calculated and presented in accordance with GAAP. You should not rely on EBITDAre as a substitute for any such GAAP financial measures or consider it in isolation, for the purpose of analyzing our financial performance, financial position or cash flows. Net income is the most directly comparable GAAP measure to EBITDAre.

	Year to Date		Quarter Ended
	9/30/21		9/30/21		6/30/21		3/31/21		12/31/20		9/30/20
Net income	$43,294		$11,114		$18,330		$13,850		$17,665		$12,338
Less/Add: (Gain)/ loss on sale	(7,392)		(2,702)		(5,463)		773		(44)		(30)
Add: Loss on unconsolidated joint ventures	—		—		—		—		138		—
Add: Impairment loss	—		—		—		—		3,036		941
Add: Interest expense	20,442		6,610		6,860		6,972		7,088		7,361
Add: Depreciation and amortization	28,847		9,462		9,508		9,877		9,839		9,766
EBITDAre	$85,191		$24,484		$29,235		$31,472		$37,722		$30,376
Add (less): Non-recurring one-time items	4,653		3,895	(1)	—		758	(2)	—		5,099	(3)
Adjusted EBITDAre	$89,844		$28,379		$29,235		$32,230		$37,722		$35,475

Interest expense	$20,442		$6,610		$6,860		$6,972		$7,088		$7,361
Add: Capitalized interest	—		—		—		—		—		77
Interest incurred	$20,442		$6,610		$6,860		$6,972		$7,088		$7,438

Interest coverage ratio	4.4	x	4.3	x	4.3	x	4.6	x	5.3	x	4.8	x

Interest incurred	$20,442		$6,610		$6,860		$6,972		$7,088		$7,438
Total fixed charges	$20,442		$6,610		$6,860		$6,972		$7,088		$7,438

Fixed charge coverage ratio	4.4	x	4.3	x	4.3	x	4.6	x	5.3	x	4.8	x
(1)	Represents the Senior Care and Abri Health settlement and related fees.

(2)	Represents the write-off of straight-line rent related to an operator.

(3)	Represents the write-off of straight-line rent receivable related to Genesis and another operator offset by the gain from insurance proceeds related to a previously sold property.

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

Operating Results (unaudited, in thousands)

	Three Months Ended
	September 30,
	2021		2020		Difference
Revenues:
Rental income	$29,320		$30,010		$(690)	(1)
Interest income from mortgage loans	7,924		7,890		34
Interest and other income	228		273		(45)
Total revenues	37,472		38,173		(701)

Expenses:
Interest expense	6,610		7,361		751	(2)
Depreciation and amortization	9,462		9,766		304
Impairment charges	—		941	(3)	941
Provision (recovery) for credit losses	68		(2)		(70)
Transaction costs	4,046		63		(3,983)	(4)
Property tax expense	3,932		3,351		(581)	(5)
General and administrative expenses	5,318		4,814		(504)	(6)
Total expenses	29,436		26,294		(3,142)

Other operating income:
Gain on sale of real estate, net	2,702	(7)	30	(8)	2,672
Operating income	10,738		11,909		(1,171)
Gain from property insurance proceeds	—		373	(9)	(373)
Loss on unconsolidated joint ventures	—		—		—
Income from unconsolidated joint ventures	376		56		320	(10)
Net income	11,114		12,338		(1,224)
Income allocated to non-controlling interests	(92)		(121)		29
Net income attributable to LTC Properties, Inc.	11,022		12,217		(1,195)
Income allocated to participating securities	(113)		(103)		(10)
Net income available to common stockholders	$10,909		$12,114		$(1,205)
(1)	Decreased primarily due to unpaid rent from Senior Care and Abri Health, Senior Lifestyle non-payment of lease obligations, abated and deferred rent and reduced income from a sold SNF in Washington partially offset by a $5,472 write-off of straight-line rent receivable balances related to two operators during the third quarter of 2020, increased rent from re-leasing 18 properties previously leased to Senior Lifestyle, completed development projects, an increase in property tax revenue and contractual rent increases.

(2)	Decreased primarily due to scheduled principal paydowns on our senior unsecured notes and lower rates and a lower average outstanding balance under our unsecured revolving line of credit.

(3)	Represents an impairment loss related to a closed ALF in Florida which was sold during the first quarter of 2021.

(4)	Increased due to the Senior Care and Abri Health settlement and related fees.

(5)	Increased primarily due to higher property tax expense related to Senior Lifestyle’s default of their contractual obligations to pay real estate taxes.

(6)	Increased primarily due to higher incentive compensation projected in 2021 than in prior year and an increase in non-cash restricted stock and performance-based stock vesting expense.

(7)	Represents the net gain on sale of $2,562 related to a SNF in Washington and (8) below.

(8)	Represents recognition of additional gain due to quarterly reassessment of prior years’ sale holdbacks.

(9)	Represents gain on insurance proceeds related to roof damage at a 114-bed SNF in Texas sold during the first quarter of 2020.

(10)	Increased due to preferred equity investments in two unconsolidated joint ventures.

	Nine Months Ended
	September 30,
	2021		2020		Difference
Revenues:
Rental income	$91,097		$88,320		$2,777	(1)
Interest income from mortgage loans	23,779		23,487		292	(2)
Interest and other income	1,005		1,257		(252)	(3)
Total revenues	115,881		113,064		2,817

Expenses:
Interest expense	20,442		22,617		2,175	(4)
Depreciation and amortization	28,847		29,232		385
Impairment charges	—		941	(5)	941
Provision (recovery) for credit losses	59		(1)		(60)
Transaction costs	4,271		197		(4,074)	(6)
Property tax expense	11,713		11,685		(28)
General and administrative expenses	15,688		14,494		(1,194)	(7)
Total expenses	81,020		79,165		(1,855)

Other operating income:
Gain on sale of real estate, net	7,392	(8)	44,073	(9)	(36,681)
Operating income	42,253		77,972		(35,719)
Gain from property insurance proceeds	—		373	(10)	(373)
Loss on unconsolidated joint ventures	—		(620)	(11)	620
Income from unconsolidated joint ventures	1,041		287		754	(12)
Net income	43,294		78,012		(34,718)
Income allocated to non-controlling interests	(271)		(292)		21
Net income attributable to LTC Properties, Inc.	43,023		77,720		(34,697)
Income allocated to participating securities	(346)		(339)		(7)
Net income available to common stockholders	$42,677		$77,381		$(34,704)
(1)	Increased primarily due to a $23,214 write-off of straight-line rent receivable and lease incentive balances related to three operators during 2020, increased rent from re-leasing 18 properties previously leased to Senior Lifestyle, completed development projects and contractual rent increases partially offset due to non-payment of lease obligations from Senior Lifestyle, unpaid lease obligations from Senior Care and Abri Health, abated and deferred rent, net of repayment, a $758 straight-line rent receivable write-off during 2021, a decrease in property tax revenue, reduced rent from sold properties and 50% reduction of 2021 rent escalations.

(2)	Increased due to mortgage originations and capital improvement funding offset by scheduled principal paydowns and 50% reduction of 2021 interest escalation.

(3)	Decreased primarily due to the payoff of a mezzanine loan offset by additional notes receivable funding.

(4)	Decreased primarily due to scheduled principal payments on our senior unsecured notes and lower interest rates and a lower average outstanding balance under our unsecured revolving line of credit.

(5)	Represents an impairment loss related to a closed ALF in Florida which was sold during the first quarter of 2021.

(6)	Increased primarily due to the Senior Care and Abri Health settlement and related fees.

(7)	Increased primarily due to higher incentive compensation projected in 2021 than in prior year and an increase in non-cash restricted stock and performance-based stock vesting expense.

(8)	Represents the net gain on sale of $2,562 related to a SNF in Washington, $5,594 related to three ALFs in Wisconsin and $292 of quarterly reassessment of the prior years’ sale holdbacks partially offset by the net loss on sale of $198 related to a closed ALF in Nebraska and the net loss on sale of $858 related to a closed property in Florida.

(9)	Represents net gain on sale of 21 SNFs within the Preferred Care portfolio and recognition of additional gain due to quarterly reassessment of prior years’ sale holdbacks.

(10)	Represents gain on insurance proceeds related to roof damage at a 114-bed SNF in Texas sold during the first quarter of 2020.

(11)	Relates to the sale of properties comprising a joint venture in which we had a preferred equity investment.

(12)	Increased due to preferred equity investments in two unconsolidated joint ventures.

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

The following table reconciles GAAP net income available to common stockholders to NAREIT FFO available to common stockholders (unaudited, amounts in thousands, except per share amounts):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020		2021	2020
GAAP net income available to common stockholders	$10,909	$12,114		$42,677	$77,381
Add: Depreciation and amortization	9,462	9,766		28,847	29,232
Add: Impairment loss from investments	—	941		—	941
Add: Loss on unconsolidated joint ventures	—	—		—	620
Less: Gain on sale of real estate, net	(2,702)	(30)		(7,392)	(44,073)
NAREIT FFO attributable to common stockholders	$17,669	$22,791		$64,132	$64,101
NAREIT FFO attributable to common stockholders per share:
Basic	$0.45	$0.58		$1.64	$1.63
Diluted	$0.45	$0.58	(1)	$1.64	$1.63
Weighted average shares used to calculate NAREIT FFO per share:
Basic	39,177	39,061		39,149	39,218
Diluted	39,177	39,293	(2)	39,149	39,269	(3)
(1)	Includes the effect of participating securities.

(2)	Includes the effect of performance-based stock units and participating securities.

(3)	Includes the effect of performance-based stock units.

Liquidity and Capital Resources

Sources and Uses of Cash

As of September 30, 2021, we had a total of $45.5 million of cash and cash equivalents, $465.6 million available under our unsecured revolving line of credit and the potential ability to access the capital markets through the issuance of $200.0 million of common stock under our Equity Distribution Agreements. Furthermore, we have the ability to access the capital markets through the issuance of debt and/ or equity securities under an automatic shelf registration statement.

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

Depending on the duration, spread and severity of the outbreak, our borrowing capacity, compliance with financial covenants, ability to access the capital markets, and the payment of dividends may be negatively impacted. We continuously evaluate the availability of cost-effective capital and believe we have sufficient liquidity for corporate expenses and additional capital investments in 2021 and 2022.

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

	Nine Months Ended September 30,		Change
Cash provided by (used in):	2021	2020	$
Operating activities	$69,581	$85,629	$(16,048)
Investing activities	27,757	51,982	(24,225)
Financing activities	(59,651)	(119,044)	59,393
Increase in cash, cash equivalents and restricted cash	37,687	18,567	19,120
Cash, cash equivalents and restricted cash, beginning of period	7,772	4,244	3,528
Cash, cash equivalents and restricted cash, end of period	$45,459	$22,811	$22,648

Debt Obligations

Bank Borrowings. We have an Unsecured Credit Agreement that provides for a revolving line of credit up to $600.0 million in aggregate commitment of the lenders and the opportunity to increase the commitment size of the credit agreement up to a total of $1.0 billion. The Unsecured Credit Agreement matures on June 27, 2022 and provides for a one-year extension option at our discretion, subject to customary conditions. Based on our leverage at September 30, 2021, the facility provides for interest annually at LIBOR plus 115 basis points and a facility fee of 20 basis points. At September 30, 2021, we were in compliance with all covenants.

Senior Unsecured Notes. We have senior unsecured notes held by institutional investors with interest rates ranging from 3.85% to 5.03%. The senior unsecured notes mature between 2021 and 2032.

The debt obligations by component as of September 30, 2021 are as follows (dollar amounts in thousands):

	Applicable		Available
	Interest	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing
Bank borrowings	1.23%	$134,400	$465,600
Senior unsecured notes, net of debt issue costs	4.34%	527,429	—
Total	3.71%	$661,829	$465,600
(1)	Represents weighted average of interest rate as of September 30, 2021.

Our debt borrowings and repayments during the nine months ended September 30, 2021 are as follows (in thousands):

Debt Obligations	Borrowings	Repayments
Bank borrowings	$92,500	$(48,000)
Senior unsecured notes	—	(32,160)
Total	$92,500	$(80,160)

Equity

At September 30, 2021, we had 39,374,044 shares of common stock outstanding, equity on our balance sheet totaled $752.9 million and our equity securities had a market value of $1.2 billion. During the nine months ended September 30, 2021, we declared and paid $68.1 million of cash dividends.

Subsequent to September 30, 2021, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of October, November and December 2021, payable on October 29,

November 30, and December 31, 2021, respectively, to stockholders of record on October 21, November 19, and December 23, 2021, respectively.

At-The-Market Program. We have separate equity distribution agreements (collectively, “Equity Distribution Agreements”) to offer and sell, from time to time, up to $200.0 in aggregate offering price of shares of our common stock. As of September 30, 2021, no shares had been issued under the Equity Distribution Agreements. Accordingly, at September 30,2021, we had $200.0 available under the Equity Distribution Agreements.

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

During the nine months ended September 30, 2021, we granted restricted stock and performance-based stock units as follows:

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the nine months ended September 30, 2021. For additional information, refer to Item 7A as presented in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Inflation Could Adversely Impact Our Tenants And Our Results Of Operations.

Inflation, both real or anticipated as well as any resulting governmental policies, could adversely affect the economy and the costs of labor, goods and services to our tenants. Our long-term leases and loans typically contain provisions, such as rent escalators, designed to mitigate the adverse impact of inflation. However, in 2021 we provided deferred and abated rent to certain operators and reduced 2021 rent and interest escalations by 50% to support eligible operators during the continuing COVID-19 crisis. Because tenants are typically required to pay all property operating expenses, increases in property-level expenses at our leased properties generally do not directly affect us. Increased operating costs could have an adverse impact on our tenants if increases in their operating expenses exceed increases in their revenue, which may adversely affect our tenants’ ability to pay rent owed to us. An increase in our tenants’ expenses and a failure of their revenues to increase at least with inflation could adversely impact our tenants’ and our financial condition and our results of operations.

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

LTC PROPERTIES, INC.
Registrant

Dated: October 28, 2021	By:	/s/ Caroline Chikhale
Caroline Chikhale
Executive Vice President, Chief Accounting Officer and Treasurer
(Principal Accounting Officer)