Form 10-K
period 2021-12-31
LTC PROPERTIES INC
filed 2022-02-17
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,479,570,000 as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter).

The number of shares of common stock outstanding as of February 10, 2022 was 39,496,909.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

Cautionary Statement on Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking. You can identify some of the forward-looking statements by their use of forward-looking words, such as “believes,” “expects,” “may,” “will,” “could,” “would,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or the negative of those words or similar words. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward- looking statements, including, but not limited to, our dependence on our operators for revenue and cash flow; the duration and extent of the effects of the COVID-19 pandemic; government regulation of the health care industry; federal and state health care cost containment measures including reductions in reimbursement from third-party payors such as Medicare and Medicaid; required regulatory approvals for operation of health care facilities; a failure to comply with federal, state, or local regulations for the operation of health care facilities; the adequacy of insurance coverage maintained by our operators; our reliance on a few major operators; our ability to renew leases or enter into favorable terms of renewals or new leases; the impact of inflation; operator financial or legal difficulties; the sufficiency of collateral securing mortgage loans; an impairment of our real estate investments; the relative illiquidity of our real estate investments; our ability to develop and complete construction projects; our ability to invest cash proceeds for health care properties; a failure to qualify as a REIT; our ability to grow if access to capital is limited; and a failure to maintain or increase our dividend. For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under “Risk Factors” contained in this report and in other information contained in this report and our publicly available filings with the Securities and Exchange Commission. We do not undertake any responsibility to update or revise any of these factors or to announce publicly any revisions to forward-looking statements, whether as a result of new information, future events or otherwise.

LTC Properties, Inc.

PART I

Item 1. BUSINESS

General

LTC Properties, Inc. is a real estate investment trust (“REIT”) that invests in seniors housing and health care properties through sale-leasebacks, mortgage financing, joint ventures, construction financing and structured finance solutions including preferred equity and mezzanine lending. Our investments in owned properties, mortgage loans, mezzanine loans and preferred equity investments represent our primary source of income. We depend upon the performance of our operators with respect to the daily management and marketing of long-term health care services offered at our properties.

Our real estate investments include the following types of properties:

●	Skilled nursing centers (“SNF”) provide restorative, rehabilitative and nursing care for people not requiring the extensive treatment available at acute care hospitals. Many skilled nursing facilities provide ancillary services that include occupational, speech, physical, respiratory and medical therapies, as well as sub-acute care services which are paid either by the patient, the patient’s family, private health insurance, or through the federal Medicare or state Medicaid programs.
●	Assisted living communities (“ALF”) serve people who require assistance with activities of daily living, but do not require the degree of supervision that skilled nursing facilities provide. Services are usually available 24 hours a day and include personal supervision and assistance with eating, bathing, grooming and administering medication. Many assisted living facilities provide a combination of housing, supportive services, personalized assistance and health care designed to respond to individual needs.
●	Independent living communities (“ILF”), also known as retirement communities or senior apartments, offer a sense of community and numerous levels of service, such as laundry, housekeeping, dining options/meal plans, exercise and wellness programs, transportation, social, cultural and recreational activities, on-site security and emergency response programs. Many independent living communities offer on-site conveniences like beauty/barber shops, fitness facilities, game rooms, libraries and activity centers.
●	Memory care communities (“MC”) offer specialized options for people with Alzheimer’s disease and other forms of dementia. These purpose built, free-standing facilities offer an alternative for private-pay residents affected by memory loss in comparison to other accommodations that typically have been provided within a secured unit of an assisted living or skilled nursing facility. Memory care facilities offer dedicated care, with staff usually available 24 hours a day, and specialized programming for various conditions relating to memory loss in an environment that is typically smaller in scale and more residential in nature than traditional assisted living and skilled nursing facilities.
●	Other property types (“OTH”) we also invest in other types of properties such as land parcels, projects under development (“UDP”) and behavioral health care hospitals.

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

Portfolio

The following table summarizes our real estate investment portfolio as of December 31, 2021 (dollar amounts in thousands):

						Twelve Months Ended
						December 31, 2021
		Number of			Percentage			Percentage
	Number of	SNF	ALF	Gross	of	Rental		of Total
Owned Properties	Properties (1)	Beds (2)	Units (2)	Investments	Investments	Revenue		Revenues
Assisted Living	102	—	5,798	$844,301	46.8%	$54,449		38.2%
Skilled Nursing	50	6,154	212	552,896	30.7%	51,668		36.3%
Other (3)	1	118	—	11,360	0.6%	967		0.7%
Total Owned Properties	153	6,272	6,010	1,408,557	78.1%	107,084	(5)	75.2%

		Number of			Percentage	Interest Income		Percentage
	Number of	SNF	ALF	Gross	of	from Mortgage		of Total
Mortgage Loans	Properties (1)	Beds (2)	Units (2)	Investments	Investments	Loans		Revenues
Assisted Living	14	—	591	59,886	3.3%	564		0.4%
Skilled Nursing	23	2,916	—	286,249	15.9%	32,213		22.7%
Other (4)	—	—	—	1,780	0.1%	34		—%
Total Mortgage Loans	37	2,916	591	347,915	19.3%	32,811		23.1%

		Number of			Percentage	Interest		Percentage
	Number of	SNF	ALF	Gross	of	and other		of Total
Notes Receivable	Properties (1)	Beds (2)	Units (2)	Investments	Investments	Income		Revenues
Assisted Living (6)	2	—	340	18,586	1.0%	882		0.6%
Skilled Nursing (7)	—	—	—	10,037	0.6%	105		0.1%
Total Notes Receivable	2	—	340	28,623	1.6%	987		0.7%

		Number of			Percentage	Income from		Percentage
	Number of	SNF	ALF	Gross	of	Unconsolidated		of Total
Unconsolidated Joint Ventures	Properties (1)	Beds (2)	Units (2)	Investments	Investments	Joint Ventures		Revenues
Assisted Living (8)	1	—	95	6,340	0.3%	450		0.3%
Under Development (9)	—	—	—	13,000	0.7%	967		0.7%
Total Unconsolidated Joint Ventures	1	—	95	19,340	1.0%	1,417		1.0%

Total Portfolio	193	9,188	7,036	$1,804,435	100.0%	$142,299		100.0%

	Number	Number of			Percentage
	of	SNF	ALF	Gross	of
Summary of Properties by Type	Properties (1)	Beds (2)	Units (2)	Investments	Investments
Assisted Living	119	—	6,824	$929,113	51.4%
Skilled Nursing	73	9,070	212	849,182	47.2%
Under Development	—	—	—	13,000	0.7%
Other (3) (4)	1	118	—	13,140	0.7%
Total Portfolio	193	9,188	7,036	$1,804,435	100.0%
(1)	We have investments in owned properties, mortgage loans, notes receivable and unconsolidated joint ventures in 28 states to 35 different operators.

(2)	See Item 2. Properties for discussion of bed/unit count.

(3)	Includes three parcels of land held-for-use and one behavioral health care hospital.

(4)	Includes one parcel of land securing a first mortgage held for future development of a post-acute skilled nursing center.

(5)	Excludes variable rental income from lessee reimbursement of our real estate taxes, adjustment for collectibility of rental income and sold properties.

(6)	Includes a mezzanine loan on a 204-unit ILF/ALF/MC in Georgia, a mezzanine loan on a 136-unit ILF in Oregon and six working capital loans with interest rates between 5% and 7.5% with maturities between 2023 and 2031.

(7)	Includes two working capital loans with interest between 4% and 6.5% and maturities between 2022 and 2030.

(8)	Includes a preferred equity investment in an entity that developed and owns a 95-unit ALF/MC in Washington. Our investment represents 15.5% of the total investment. The preferred equity investment earns an initial cash rate of 7% increasing to 9% in year four until the internal rate of return (“IRR”) is 8%. After achieving an 8% IRR, the cash rate drops to 8% with an IRR ranging between 12% to 14% depending on the timing of redemption.

(9)	Includes a preferred equity investment in an entity that will develop and own a 267-unit ILF/ALF in Washington. Our investment represents 11.6% of the estimated total investment. The preferred equity investment earns an initial cash rate of 8% with an IRR of 12%.

As of December 31, 2021, our total investment portfolio included $1.4 billion in carrying value of net investments consisting of $1.0 billion or 72.5% invested in owned properties, $0.3 billion or 24.2% invested in mortgage loans secured by first mortgages, $28.3 million or 2.0% in notes receivable and $19.3 million or 1.3% in unconsolidated joint ventures.

Owned Properties. The following table summarizes our investment in owned properties at December 31, 2021 (dollar amounts in thousands):

						Average
		Percentage	Number	Number of		Investment
	Gross	of	of	SNF	ALF	per
Type of Property	Investment	Investment	Properties (1)	Beds (2)	Units (2)	Bed/Unit
Assisted Living	$844,301	59.9%	102	—	5,798	$145.62
Skilled Nursing	552,896	39.3%	50	6,154	212	$86.85
Other (3)	11,360	0.8%	1	118	—	—
Total	$1,408,557	100.0%	153	6,272	6,010
(1)	We have investments in 26 states leased to 30 different operators.

(2)	See Item 2. Properties for discussion of bed/unit count.

(3)	Includes three parcels of land held-for-use and one behavioral health care hospital.

Owned properties are leased pursuant to non-cancelable operating leases generally with an initial term of 2 to 15 years. Many of the leases contain renewal options. Each lease is a triple net lease which requires the lessee to pay all taxes, insurance, maintenance and repairs, capital and non-capital expenditures and other costs necessary in the operations of the facilities. Many of the leases contain renewal options and provide for fixed minimum base rent during the initial and renewal periods. The majority of our leases contain provisions for specified annual increases over the rents of the prior year and that increase is generally computed in one of four ways depending on specific provisions of each lease:

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

Generally, our leases provide for one or more of the following: security deposits, property tax impounds, repair and maintenance, escrows and credit enhancements such as corporate or personal guarantees or letters of credit. In addition, our leases are typically structured as master leases and multiple master leases with one operator, and are generally cross defaulted.

The following table summarizes the concentration of our top ten operators of owned properties for 2021 and percentage of rental revenue, excluding rental income from properties sold, variable rental income due to lessee reimbursement of our real estate taxes, and adjustment for collectibility of rental income for those operators for 2021 and 2020:

		Percent of
		Rental Revenue
Lessee	Property Type	2021	2020
Brookdale Senior Living Communities, Inc.	ALF/MC	13.4%	10.4%
Carespring Healthcare Management, LLC	SNF	10.4%	8.4%
Anthem Memory Care	MC	10.1%	7.4%
Fundamental Long Term Care Company	SNF/OTH	7.8%	6.3%
Genesis Healthcare	ALF/SNF	7.8%	6.1%
Ark Post Acute Network (1)	ILF/ALF/SNF	7.7%	6.2%
Juniper Communities, LLC	ALF/MC	6.1%	5.0%
Senior Care Centers, LLC (2)	SNF	4.1%	11.0%
Randall Residence	ILF/ALF/MC	4.0%	1.1%
Fields Senior Living, LLC	ILF/ALF/MC/UDP	3.6%	2.9%
(1)	The principal of our lessee has decided after many years in the business to take a reduced roll in day-to-day operations and allow his senior leadership team to oversee day-to-operations. In conjunction with this transition, the senior leadership team from Traditions Senior Management, Inc. formed Ark Post Acute Network as their own management company to continue day-to-day operating of the properties. The lessee entity and its principal who guarantees the lease remains unchanged.

(2)	Rental income represents use of deposit. This entity declared bankruptcy and we have successfully transferred all properties to a new operator.

Mortgage Loans. As part of our strategy of making investments in properties used in the provision of long-term health care services, we provide mortgage financing on such properties based on our established investment underwriting criteria. We have also provided construction loans that by their terms convert into purchase/lease transactions or permanent financing mortgage loans upon completion of construction. The following table summarizes our investments in mortgage loans secured by first mortgages at December 31, 2021 (dollar amounts in thousands):

				Type		Percentage	Number of					Investment
			Gross	of		of				SNF	ALF	per
Interest Rate	Maturity	State	Investment	Property		Investment	Loans (1)	Properties (2)		Beds	Units	Bed/Unit
7.5%	2022	MO	$1,780	OTH	(3)	0.5%	1	—	(3)	—	—	$ n/a
7.5%	2024	LA	27,101	SNF		7.8%	1	1		189	—	$143.39
7.8%	2025	FL	11,880	ALF		3.4%	1	1		—	68	$174.71
7.3%	2025	NC/SC	48,006	ALF		13.8%	1	13		—	523	$91.79
10.4% (4)	2043	MI	185,358	SNF		53.3%	1	15		1,875	—	$98.86
9.5% (4)	2045	MI	39,140	SNF		11.2%	1	4		501	—	$78.12
9.6% (4)	2045	MI	19,750	SNF		5.7%	1	2		205	—	$96.34
9.6% (4)	2045	MI	14,900	SNF		4.3%	1	1		146	—	$102.05
Total			$347,915			100.0%	8	37		2,916	591	$99.21
(1)	Some loans contain certain guarantees and/or provide for certain facility fees.

(2)	Our mortgage loans are secured by properties located in six states with five borrowers.

(3)	Represents a mortgage loan secured by a parcel of land for the future development of a 91-bed post-acute SNF.

(4)	Mortgage loans provide for 2.25% annual increases in the interest rate after a certain time period.

In general, the mortgage loans may not be prepaid except in the event of the sale of the collateral property to a third-party that is not affiliated with the borrower, although partial prepayments (including any prepayment premium) are often permitted where a mortgage loan is secured by more than one property upon a sale of one or more, but not all, of the collateral properties to a third-party which is not an affiliate of the borrower. The terms of the mortgage loans generally impose a premium upon prepayment of the loans depending upon the period in which the prepayment occurs, whether such prepayment was permitted or required, and certain other conditions such as upon the sale of the property under a pre-existing purchase option, destruction or condemnation, or other circumstances as approved by us. The prepayment premium is based on a yield maintenance formula. In addition to a lien on the mortgaged property, the loans are generally secured by certain non-real estate assets of the properties and contain certain other security provisions in the form of letters of credit and/or security deposits.

Notes Receivable. Our investment in notes receivable consists of mezzanine loans and other loan arrangements. The following table summarizes our investments in notes receivable at December 31, 2021 (dollar amounts in thousands):

Interest		Type of	Gross			Type of
Rate	Maturity	Loan	Investment		# of loans	Property
4.0%	2022	Working capital	$9,900	(1)	1	SNF
8.0%	2023	Mezzanine	7,460		1	ALF
7.0%	2023	Working capital	500		1	ALF
8.0%	2024	Mezzanine	4,355		1	ILF
5.0%	2025	Working capital	1,420		1	ALF
7.5%	2026	Working capital	550		1	ALF
7.0%	2030	Working capital	1,607		2	ALF
6.5%	2030	Working capital	138		1	SNF
7.0%	2031	Working capital	2,693		1	ALF
			$28,623		10
(1)	Subsequent to December 31, 2021, we funded an additional $5,750 under this working capital loan.

Unconsolidated Joint Ventures. From time to time, we provide funding to third-party operators for the acquisition, development and construction (“ADC”) of a property. If the ADC arrangement characteristics are more similar to a jointly-owned investment or partnership, we account for the ADC arrangement as an investment in an unconsolidated joint venture under the equity method of accounting. The following table summarizes our investment in unconsolidated joint ventures at December 31, 2021 (dollar amounts in thousands):

Total	Contractual
Preferred	Cash		Carrying	Type of
Return	Portion	State	Value	Property
12%-14%	7%	WA	$6,340	ALF/MC
12%	8%	WA	13,000	UDP
			$19,340

Investment Policies and Strategies

Our investment policy is to invest primarily in seniors housing and health care properties. Over the past three years, we have underwritten investments in seniors housing communities and health care centers for a total of approximately $225.6 million. Additionally, during the past three years, we have disposed of properties for a total sales price of $136.0 million.

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

We seek to diversify our portfolio by operator, by property type, and geographically. Our primary marketing and business development strategy is to increase awareness of our presence and build long-term relationships in the seniors housing and health care industry by supporting targeted industry trade organizations, attending industry specific conferences and events attended by seniors housing and care providers, and seeking out speaking engagements at industry related events as well as interviews in industry publications. We believe this targeted marketing and business development effort has provided deal flow opportunities and will continue to provide opportunities for new investments in 2022. Since competition from investors as well as other capital providers for large transactions consisting of fully-marketed, multi-property portfolios generally result in valuations above our targeted investment criteria, our marketing and business development efforts focus on sourcing relationships with regionally based operating companies to execute on single property transactions (for acquisition, mortgage or structured financing or development), or smaller multi-property portfolios that are not broadly marketed by third-party intermediaries which complement our historic investment execution and are priced at yields that are accretive to our stockholders.

It is our current policy, and we intend to continue this policy, that all borrowers of funds from us and lessees of any of our properties secure adequate comprehensive property and general and professional liability insurance that covers us as well as the borrower and/or lessee. Although we actively monitor and seek to ensure compliance with our policies, we may be subject to loss for any number of reasons, such as, noncompliance on the part of our lessees/borrowers, losses that exceed covered limits or that are not covered, inability of lessees/borrowers to obtain insurance on commercially reasonable terms, bankruptcy of a carrier, or insufficient tail coverage.  For investments in which we own fee simple title to the property and lease it to a third-party tenant, we are a non-possessory landlord and are not responsible for what takes place on such property. Nonetheless, claims including those pertaining to general and professional liability may be asserted against us which may result in costs and exposure for which insurance is not available.

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

Since the announcement of the COVID-19 pandemic and beginning as of March 13, 2020, CMS has issued numerous temporary regulatory waivers and new rules to assist health care providers, including SNFs, in response to the COVID-19 pandemic. These include, waiving the SNFs 3-day qualifying inpatient hospital stay requirement, flexibility in calculating a new Medicare benefit period, waiving timing for completing functional assessments, waiving requirements for health care professional licensure, survey and certification, provider enrollment, and reimbursement for services performed by telehealth, among many others. CMS also announced a temporary expansion of its Accelerated and Advance Payment Program to allow SNFs and certain other Medicare providers to request accelerated or advance payments in an amount up to 100% of the Medicare Part A payments they received from October–December 2019; this expansion was suspended April 26, 2020 in light of other CARES Act funding relief. The Continuing Appropriations Acts, 2021 and Other Extensions Act, enacted on October 1, 2020, amended the repayment terms for all providers and suppliers that requested and received accelerated and advance payments during the COVID-19 public health emergency. Specifically, Congress gave providers and suppliers that received Medicare accelerated and advance payment(s) one year from when the first loan payment was made to begin making repayments. In addition, CMS has also enhanced requirements for nursing facilities to report COVID-19 infections to local, state and federal authorities. On January 14, 2022, Department of Health and Human Services (“HHS”) Secretary Becerra announced that he had renewed, effective January 16, 2022, the declared public health emergency for an additional 90-day period.

On March 26, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), sweeping legislation intended to bolster the nation’s response to the COVID-19 pandemic. In addition to offering economic relief to individuals and impacted businesses, the law expands coverage of COVID-19 testing and preventative services, addresses health care workforce needs, eases restrictions on telehealth services during the crisis, and increases Medicare regulatory flexibility, among many other provisions. Notably, the CARES Act temporarily suspended the 2% across-the-board “sequestration” reduction of all Medicare Fee-For-Service (“FFS”) payments under the Medicare program that had previously been in effect since April 1, 2013, for the period May 1, 2020 through December 31, 2020, and extends the current Medicare sequester requirement through fiscal year 2030. In addition, the law provides $100 billion in grants to eligible health care providers for health care related expenses or lost revenues that are attributable to COVID-19. On April 10, 2020, CMS announced the distribution of $30 billion in funds to Medicare providers based upon their 2019 Medicare fee for service revenues. Eligible providers were required to agree to certain terms and conditions in receiving these grants. In addition, HHS authorized $20 billion of additional funding for providers that have already received funds from the initial distribution of $30 billion. Unlike the first round of funds, which came automatically, providers were required to apply for these additional funds and submit the required supporting documentation, using the online portal provided by HHS. Providers were required to attest to and agree to specific terms and conditions for the use of such funds. HHS expressed a goal of allocating the whole $50 billion proportionally across all providers based on those providers’ proportional share of 2018 net Medicare fee-for-service revenue, so that some providers will not be eligible for additional funds. On May 22, 2020, HHS announced that it had begun distributing $4.9 billion in additional relief funds to SNFs to offset revenue losses and assist nursing homes with additional costs related to responding to the COVID-19 public health emergency and the shipments of personal protective equipment provided to nursing homes by the Federal Emergency Management Agency. On June 9, 2020, HHS announced that it expected to distribute approximately $15 billion to eligible providers that participate in state Medicaid and Children’s Health Insurance Program (“CHIP”) programs and have not received a payment from the Provider Relief Fund General Allocation. On July 22, 2020, President Trump announced that HHS would devote $5 billion in Provider Relief Funds to Medicare-certified long-term care facilities and state veterans’ homes to build nursing home skills and enhance nursing homes’ response to COVID-19, including enhanced infection control. Nursing homes must participate in the Nursing Home COVID-19 training to be qualified to receive this funding. On August 27, 2020, HHS announced that it had distributed almost $2.5 billion to nursing homes to support increased testing, staffing, and personal protective equipment needs. On September 3, 2020, HHS announced a $2 billion performance-based incentive payment distribution to nursing homes and SNFs. Finally, on October 1, 2020, the Trump Administration announced $20 billion in new funding for several types of providers, including those who previously received, rejected, or accepted a general distribution provider relief fund payment. The application deadline for these Phase 3 funds was November 6, 2020.

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

On April 14, 2021, President Biden signed an Act to Prevent Across-the-Board Direct Spending Cuts, and for Other Purposes (H.R. 1868), which extended the sequestration suspension period to December 31, 2021. On June 11, 2021, HHS issued revised reporting requirements for recipients of Provider Relief Fund payments. The announcement included expanding the amount of time providers would have to report information, aimed to reduce burdens on smaller providers, and extended key deadlines for expending Provider Relief Fund payments for recipients who received payments after June 30, 2020. The revised reporting requirements are applicable to providers who received one or more payments exceeding, in the aggregate, $10,000 during a single Payment Received Period from the PRF General Distributions, Targeted Distributions, and/or Skilled Nursing Facility and Nursing Home Infection Control Distributions. On July 1, 2021, HHS, through the Health Resources and Services Administration (“HRSA”), notified recipients of Provider Relief Fund payments by e-mail that the Provider Relief Fund Reporting Portal was open for recipients who were required to report on the use of funds in Reporting Period 1, as described by HHS’s June 11, 2021 update to the reporting requirements. On September 10, 2021, HHS announced a final 60-day grace period of the September 30, 2021 reporting deadline for Provider Relief Funds exceeding $10,000 in aggregate payments received from April 10, 2020 to June 30, 2020. Although the September 30, 2021 reporting deadline remained in place, HHS explained that recoupment or other enforcement actions would not be initiated during the 60-day grace period, which began on October 1, 2021 and ended on November 30, 2021.

On September 10, 2021, the Biden Administration announced that HHS would be making available $25.5 billion in new funding for health care providers affected by the COVID-19 pandemic, including $8.5 billion in American Rescue Plan (“ARP”) resources for providers who serve rural Medicaid, CHIP, or Medicare patients, and an additional $17 billion for Phase 4 Provider Relief Funds for a broad range of providers who could document revenue loss and expenses associated with the pandemic, including assisted living facilities that were state-licensed/certified on or before December 31, 2020. Approximately 25% of the Phase 4 allocation would be put towards bonus payments based on the amount and type of services provided to Medicaid, CHIP, and Medicare beneficiaries from January 1, 2019 through September 30, 2020. The deadline for submitting applications for Phase 4 funds was October 26, 2021.

On December 10, 2021, President Biden signed the Protecting Medicare and American Farmers from Sequester Cuts Act, which suspended the Medicare 2% sequestration reduction through March 31, 2022, and then reduced the sequestration cuts to 1% from April through June 2022.

On December 14, 2021, HHS announced the distribution of approximately $9 billion in Provider Relief Fund Phase 4 payments to health care providers who have experienced revenue losses and expenses related to the COVID-19 pandemic. Further, on January 25, 2022, HHS announced that it would be making more than $2 billion in Provider Relief Fund Phase 4 General Distribution payments to more than 7,600 providers across the country that same week.

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

Human Capital

LTC recognizes the value of our employees and strives to cultivate a cohesive company culture. We are committed to being a workplace that encourages respect, collaboration, communication, transparency, and integrity. We seek to hire employees with diverse backgrounds and perspectives.

Our success starts and ends with having the best talent, and as a result, we are focused on attracting, developing and retaining our employees. The average tenure of our employees is more than 10 years with LTC.

We offer employees a competitive and comprehensive benefits package that we believe meets or exceeds market standards. LTC fully pays heath care premiums for employees and all eligible dependents. For qualified employees, we offer a 401(k) retirement plan with an employer contribution matching program.

We support employees attending industry conferences. For employees with at least one year of service, we grant up to three days leave to take professional licensing examinations. We also pay their annual renewal fees for professional licenses.

As of December 31, 2021, we employed 25 people. Our employees are not members of any labor union, and we consider our relations with our employees to be excellent.

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

Substantially all of our revenue and sources of cash flows are derived from operating lease rentals and interest earned on outstanding loans receivable and income from our preferred equity investments in unconsolidated joint ventures. Our investments in owned properties, mortgage loans, mezzanine loans and preferred equity investments represent our primary source of liquidity to fund distributions. We do not implement operational decisions with respect to the daily management and marketing of care services offered at our properties. We therefore are dependent upon the performance of our operators and the income and rates we earn on leases and loans. A decrease in occupancy and/or increase in operating costs could have an adverse effect on our lessees and borrowers. For example, due to the COVID-19 pandemic and related public health measures, our lessees and borrowers have experienced a decrease in occupancy and an increase in operating costs. There can be no assurance that our lessees and borrowers will have sufficient assets, income, and access to financing to enable them to satisfy, in full, their respective obligations to us. Our financial condition and ability to pay dividends could be adversely affected by financial difficulties experienced by any of our lessees or borrowers, or in the event any such operator does not renew and/or extend its relationship with us at similar or better financial terms.

The duration and extent of the effects of the COVID-19 pandemic remains uncertain.

The COVID-19 pandemic and related public health measures have adversely affected our operations through the affect it has had on the financial results of our operators. The operations and occupancy levels at the seniors housing and health care facilities of our lessees and borrowers have been adversely affected by COVID-19 and could be further adversely affected by COVID-19 or another pandemic especially if there are infections on a large scale at our properties. The impact of COVID-19 has included, and another pandemic could include early resident move-outs, our operators delaying accepting new residents due to quarantines, potential occupants postponing moves to our operators’ facilities, and/or hospitals cancelling or significantly reducing elective surgeries thereby reducing the number of people in need of skilled nursing care. Operating costs of our lessees and borrowers also have risen due to the impact of COVID-19, including cost increases in staffing and pay, purchases of additional personal protective equipment (“PPE”), and implementation of additional safety protocols. In response to requests by operators adversely impacted by COVID-19, we provided rent abatements totaling $4.5 million and rent deferrals totaling $7.4 million between April 2020 and December 2021, of which $1.7 million subsequently has been paid. The $10.2 million in rent abatements and deferrals net with repayments represented approximately 4% of our April 2020 through December 2021 contractual rent, excluding Senior Lifestyle Corporation (“Senior Lifestyle”), Senior Care Centers, LLC (“Senior Care”) and Senior Care’s parent company Abri Health, LLC (“Abri Health”). We also proactively reduced 2021 rent and interest escalations by 50% to support eligible operators during the continuing COVID-19 crisis. The rent and interest escalation reductions were given in the form of a rent and interest credit in recognition of operators’ increased costs due to COVID-19. We have elected to recognize the rent credits given to the eligible operators where we accrue rent on a straight-line basis over the remaining life of those respective leases. During the year ended December 31, 2021, we recognized a decrease of $0.5 million of Generally Accepted Accounting Principles (“GAAP”) revenue and $1.3 million of cash revenue.

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

We rely on a few major operators.

During the year ended December 31, 2021, approximately 37.9% of our revenues from leases and interest income from real estate investments were generated from three operators. The failure, inability, or unwillingness of any of these operators to meet their obligations to us could materially reduce our cash flow as well as our results of operations.

Inflation could adversely impact the operating expenses of our tenants.

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

Inflation could rise at rates that outpace contractual or actual increases in rental income.

Our long-term leases and loans typically contain provisions, such as rent escalators, designed to mitigate the adverse impact of inflation. However, in 2021 we provided deferred and abated rent to certain operators and reduced 2021 rent and interest escalations by 50% to support eligible operators during the continuing COVID-19 crisis. If the contractual or actual increases in rental income we receive from our operators do not keep pace with a rise in inflation, our financial condition and our results of operations could be adversely impacted.

We may be unable to renew leases, or the terms of renewals or new leases could be less favorable than current leases.

Approximately 78.0% of our revenue for the year ended December 31, 2021, was derived from operating lease rentals. There can be no assurance that a lessee will operate its lease through expiration or that a lessee will exercise an option to renew its lease upon expiration. In such scenarios, there can be no assurance that we would be able to find a suitable replacement operator, re-lease the property on substantially equivalent or better terms than the prior lease, if at all. Additionally, to retain current or attract new operators, we could be asked to provide rent concessions or undertake capital expenditures to improve properties.

Operator financial or legal difficulties could delay or prevent collection of rent.

If a lessee experiences financial or legal difficulties, it could fail to pay us rent when due, assert counterclaims, or seek bankruptcy protection. In the case of a master lease, this risk is magnified, as a default could reduce or eliminate rental revenue from several properties. Over the past three years, five of our operators have had or continue to have financial or legal difficulties resulting in non-payment of rent or bankruptcy. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview—Portfolio Overview—Update on Certain Operators for further discussion. Additionally, the COVID-19 pandemic has caused, and depending on its scope and duration could continue to cause, financial and legal difficulties for certain of our lessees. If an operator is unable to comply with the terms of its leases, we could be asked to defer rent or forced to modify the leases in ways that are unfavorable to us. Alternatively, the failure of an operator to perform its obligations under a lease or other agreements with us could force us to declare a default and terminate the lease. There can be no assurance that we would be able to find a suitable replacement operator, re-lease the property on substantially equivalent or better terms than the prior lease, if at all. If a lessee seeks bankruptcy protection, it could delay our efforts to collect past due amounts owed to us under the applicable lease and ultimately preclude collection of all or a portion of those amounts.

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

Legislation, new regulations, administrative interpretations and/or court decisions could occur at any time and significantly change the tax laws with respect to our qualification as a REIT or the federal income tax consequences of such qualification. We cannot predict if or when any new or amended law, regulation, administrative interpretation, or case will be adopted, promulgated, decided or become effective, and any such change may apply retroactively. The last significant legislation affecting REITs was The Tax Cuts and Jobs Act, effective for tax years beginning in 2018. We and our security holders may be adversely affected by any new or amended law, regulation, administrative interpretation, or case law.

Prospective investors are urged to consult with their tax advisors with respect to the impact of the Tax Cuts and Jobs Act and any other regulatory, administrative or judicial developments and proposals and their potential effect on an investment in our securities.

Risks Related to Our Capital Structure

Limited access to capital could affect our growth.

As a REIT, we are required to distribute at least 90% of our taxable income. Our growth therefore is generally through the investment of new capital in real estate assets. As of December 31, 2021, we had $5.2 million of cash on hand and $289.1 million available under our unsecured revolving line of credit. We also have the ability to access the capital markets through the issuance of $200.0 million of common stock under our equity distribution agreements and an indeterminate amount through the issuance of debt and/or equity securities under an automatic shelf registration statement. We currently believe our liquidity and various sources of available capital are sufficient to fund operations and development commitments, meet debt service obligations, make dividend distributions, and finance potential investments. In the future, however, our ability to access the equity and/or debt markets could be limited. During such times, most of our available capital would be required to meet existing commitments. Limited access to the equity and/or debt markets could negatively impact our growth if we are unable to obtain additional capital, dispose of assets on favorable terms, or acquire health care properties on a competitive basis.

We could incur more debt.

We operate with a policy of incurring debt when it is advisable in the opinion of our Board of Directors. As of December 31, 2021, our indebtedness represented approximately 38.4% of our gross assets. We could incur additional debt by borrowing under our unsecured revolving line of credit, mortgaging properties we own, and/or issuing debt securities in public offerings or private transactions. The degree of indebtedness could affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, or other corporate purposes and make us more vulnerable to a downturn in business or the economy generally.

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

We have entered into debt obligations, such as our unsecured revolving line of credit and term loans, with interest and related payments that vary with the movement of certain indices. In the future, we could incur additional indebtedness in connection with the entry into new credit facilities or the financing of acquisitions or development activity. If market interest rates increase, so could our interest costs. This could make the financing of any acquisition more costly. Rising interest rates could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing. Further, the dividend yield on our common stock will influence its price. An increase in market interest rates could lead prospective purchasers of our common stock to expect a higher dividend yield, which could adversely affect the market price of our common stock.

The phase-out of LIBOR could affect interest rates.

The London Interbank Offered Rate (“LIBOR”) is used as a reference rate for our credit facility and is a widely used benchmark in financial markets. The United Kingdom‘s Financial Conduct Authority originally announced that it would phase-out publication of LIBOR after December 31, 2021 but recently announced an extension of LIBOR publication through June 30, 2023. The Alternative Reference Rates Committee, organized by the Federal Reserve Board and the Federal Reserve Bank of New York, has identified the Secured Overnight Financing Rate (“SOFR”) as a preferred alternative to LIBOR in U.S. dollar derivatives and other financial contracts. We are not able to predict when LIBOR will cease to be available or if SOFR or another alternative rate reference rate will attain market traction as a LIBOR replacement. If LIBOR ceases to exist, we will need to agree upon a benchmark replacement index for our credit facility. The new rate could be less favorable than LIBOR. Additionally, the transition process could result in delays in funding, higher interest expense, additional expenses, and increased volatility in markets for instruments that currently rely on LIBOR, all of which could adversely affect our cash flow.

Ownership through partnerships and joint ventures could limit property performance.

We have in the past and may in the future develop and/or acquire properties in partnerships and similar joint ventures, including those in which we own a preferred interest, when we believe circumstances warrant this type of investment. Our organizational documents do not limit the amount of available funds that we can invest in partnerships or other joint venture structures. As of December 31, 2021, we had six active joint ventures with a total LTC equity investment of $94.0 million. Investments in partnerships and joint ventures, including limited liability companies, involve risks such as the following:

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

We and our operators rely on information technology systems to process, transmit, and store financial transactions and records, operator and lease data, and other confidential information. We are not aware of any material losses to our business or results of operations due to information technology failures, data breaches, or cyber attacks. However, information technology systems are vulnerable to failure, breaches, or attacks due to improper functioning and unauthorized access from physical or electronic break-ins, computer viruses, and similar disruptions, including by hackers, foreign governments, and cyber terrorists. This risk has increased since the outbreak of the COVID-19 pandemic as we and our operators have increased reliance on information technology. We and our operators also rely on numerous third-party providers for information technology services, and we and our operators face similar risks relating to these providers. We cannot be certain that their information security protocols are sufficient to withstand a data breach or cyber attack. The inability to maintain proper function, security, and availability of our and our operators’ information systems and the data maintained in those systems could interrupt our operations, damage our reputation, harm our business relationships, or increase our security and insurance costs. Further, an information technology failure, data breach, or cyber attack on an operator could impact their operations and ability to perform under the terms of their lease with us. While we maintain insurance coverage that may, subject to policy terms and conditions including deductibles, cover specific aspects of information security risks, such insurance coverage may be insufficient to cover all losses. As information security risks continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and to investigate and remediate any information security vulnerabilities.

Data privacy security failures or breaches could expose us to regulatory and other liability.

We and our operators are subject to various federal and state laws governing privacy and security of personally identifiable information. Despite safeguards by us and our operators, a data privacy security failure or breach could occur as a result of unintentional or deliberate acts to obtain unauthorized access to information, or to destroy, manipulate, or sabotage data. Information technology failures or data breaches also could result in the loss or release of personally identifiable information. A privacy or security failure or breach could cause a loss of business, regulatory enforcement, substantial legal liability, and reputational harm. Where the failure or breach affects an operator, this could jeopardize the operator’s ability to fulfill its obligations to us. Further, the adoption of new privacy and security laws at the federal and state level could require us and our operators to incur significant compliance costs.

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

Owned Properties. The following table sets forth certain information regarding our owned properties as of December 31, 2021 (dollars amounts in thousands):

							Remaining
	No. of	No. of	No. of		No. of		Lease	Gross
Location	SNFs	ALFs	Others		Beds/Units	Encumbrances	Term (1)	Investments
Alabama	1	—	—		174	$—	52	$9,734
Arizona	3	—	—		613	—	32	28,496
California	2	5	—		755	—	81	106,129
Colorado	—	13	—		705	—	68	104,514
Florida	4	6	—		762	—	47	68,661
Georgia	—	1	—		70	—	36	14,382
Illinois	—	5	—		418	—	113	88,135
Kansas	—	8	—		431	—	83	57,566
Kentucky	2	1	—		346	—	115	62,821
Michigan	—	2	—	(2)	156	—	104	22,365
Mississippi	—	1	—		62	—	36	9,430
Missouri	2	1	—		253	—	102	52,952
Nebraska	—	3	—		117	—	19	7,633
Nevada	—	—	1		118	—	38	10,416
New Jersey	—	4	—		205	—	74	62,833
New Mexico	7	—	—		843	—	49	50,913
N. Carolina	—	5	—		210	—	12	13,645
Ohio	2	7	—		580	—	111	86,829
Oklahoma	—	6	—		219	—	12	12,606
Oregon	1	2	—		266	—	81	38,023
Pennsylvania	—	2	—		130	—	19	9,744
S. Carolina	2	5	—		515	—	44	49,187
Tennessee	2	—	—		141	—	24	5,275
Texas	17	17	—		2,929	—	24	274,626
Virginia	4	1	—		574	—	62	47,104
Wisconsin	1	7	—		690	—	98	114,538
TOTAL	50	102	1		12,282	$—	67	$1,408,557
(1)	Weighted average remaining months in lease term as of December 31, 2021.

(2)	Includes three parcels of land held-for-use.

The following chart represents the 10 states with the highest percentage of gross investment for our owned properties as of December 31, 2021:

The following table sets forth certain information regarding our lease expirations for our owned properties as of December 31, 2021 (dollars amounts in thousands):

						Annualized	% of Annualized
	No. of	No. of	No. of	No. of	No. of	Rental	Rental Income
Year	SNFs	ALFs	Others	Beds/Units	Operators	Income (1)	Expiring
2022	12	37	—	3,124	4	$17,154	15.3%
2023	5	7	—	823	6	4,303	3.8%
2024	3	12	—	1,238	2	7,094	6.3%
2025	6	1	1	981	2	9,068	8.1%
2026	15	1	—	1,937	4	17,792	15.9%
2027	—	9	—	611	3	11,279	10.1%
2028	—	1	—	89	1	1,063	0.9%
2029	3	7	—	962	6	11,333	10.1%
2030	1	9	—	668	3	5,961	5.3%
2031	—	18	—	1,185	4	14,295	12.8%
Thereafter	5	—	—	664	2	12,767	11.4%
TOTAL	50	102	1	12,282		$112,109	100.0%
(1)	Represents annualized contractual GAAP rent for leased properties, excluding variable rental income from lessee reimbursement of our real estate taxes for the month of December 2021 for investments as of December 31, 2021.

Mortgage Loans. The following table sets forth certain information regarding our mortgage loans as of December 31, 2021 (dollars amounts in thousands):

						Average	Original		Current
	No. of	No. of	No. of	No. of	Interest	Months to	Face Amount	Gross	Annual Debt
Location	SNFs (1)	ALFs (1)	OTHs (1)	Beds/ Units	Rate	Maturity	of Mortgage Loans	Investments	Service (2)
Florida	—	1	—	68	7.75%	44	$11,880	$11,880	$985
Louisiana	1	—	—	189	7.5%	33	27,101	27,101	2,061
Michigan	22	—	—	2,727	9.5%-10.4%	268	264,333	259,148	26,222
Missouri	—	—	—	—	7.5%	9	1,780	1,780	135
North Carolina (3)	—	12	—	478	7.25%	47	43,876	43,876	3,859
South Carolina (3)	—	1	—	45	7.25%	47	4,131	4,130	—
TOTAL	23	14	—	3,507		210	$353,101	$347,915	$33,262
(1)	Consists of eight mortgage loans in six states with five borrowers.

(2)	Includes principal and interest payments.

(3)	Represents a single mortgage loan secured by 13 assisted living communities. The mortgage loan was allocated by state for reporting purposes only.

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

Holders

As of February 10, 2022, we had approximately 384 holders of our common stock, as determined by counting our record holders and the number of participants reflected in a security position listing provided to us by the Depository Trust Company. Because such “DTC participants” are brokers and other institutions holding shares of our common stock on behalf of their customers, we do not know the actual number of unique stockholders represented by these record holders.

Dividend

We declared and paid total cash distributions on common stock as set forth below:

	Declared		Paid
	2021	2020	2021	2020
First quarter	$0.57	$0.57	$0.57	$0.57
Second quarter	$0.57	$0.57	$0.57	$0.57
Third quarter	$0.57	$0.57	$0.57	$0.57
Fourth quarter	$0.57	$0.57	$0.57	$0.57
	$2.28	$2.28	$2.28	$2.28

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

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The National Association of Real Estate Investment Trusts (“NAREIT”), an organization representing U.S. REITs and publicly traded real estate companies, classifies a company with 50% or more of assets directly or indirectly in the equity ownership of real estate as an equity REIT. Our equity ownership of real estate assets was 75% during 2021.

This graph compares the cumulative total stockholder return on our common stock from December 31, 2016 to December 31, 2021 with the cumulative stockholder total return of (1) the Standard & Poor’s 500 Stock Index and (2) the NAREIT Equity REIT Index. The comparison assumes $100 was invested on December 31, 2016 in our common stock and in each of the foregoing indices and assumes the reinvestment of dividends.

	Period Ending
Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
LTC Properties, Inc.	$100.00	$97.26	$98.35	$110.93	$102.55	$95.61
NAREIT Equity	$100.00	$105.23	$100.36	$126.45	$116.34	$166.64
S&P 500	$100.00	$121.83	$116.49	$153.17	$181.35	$233.41

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

Item 6. Reserved

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Business and Investment Strategy

We are a real estate investment trust (“REIT”) that invests in seniors housing and health care properties through sale-leasebacks, mortgage financing, joint ventures and structured finance solutions including preferred equity and mezzanine lending. We seek to create, sustain and enhance stockholder equity value and provide current income for distribution to stockholders through real estate investments in seniors housing and health care properties managed by experienced operators. Our primary seniors housing and health care property classifications include skilled nursing facilities (“SNF”), assisted living facilities (“ALF”), independent living facilities (“ILF”), memory care communities (“MC”) and combinations thereof. We also invest in other (“OTH”) types of properties, such as land parcels, projects under development (“UDP”) and behavioral health care hospitals. To meet these objectives, we attempt to invest in properties that provide opportunity for additional value and current returns to our stockholders and diversify our investment portfolio by geographic location, operator, property classification and form of investment.

We conduct and manage our business as one operating segment for internal reporting and internal decision-making purposes. For purposes of this Annual Report on Form 10-K and other presentations, we generally include ALF, ILF, and MC in the ALF property classification. We have been operating since August 1992.

The following graph summarizes our gross investments as of December 31, 2021:

Substantially all of our revenues and sources of cash flows from operations are derived from operating lease rentals, interest earned on outstanding loans receivable and income from investments in unconsolidated joint ventures. Our investments in owned properties, mortgage loans, mezzanine loans and preferred equity investments represent our primary source of liquidity to fund distributions and are dependent upon the performance of the operators on their lease and loan obligations and the rates earned thereon. To the extent that the operators experience operating difficulties and are unable to generate sufficient cash to make payments to us, there could be a material adverse impact on our consolidated results of operations, liquidity and/or financial condition. To mitigate this risk, we monitor our investments through a variety of methods determined by property type and operator. Our monitoring process includes periodic review of financial statements for each facility, periodic review of operator credit, scheduled property inspections and review of covenant compliance.

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

The operations and occupancy levels at our properties have been adversely affected by COVID-19 and could be further adversely affected by COVID-19 or another pandemic especially if there are infections on a large scale at our properties. The impact of COVID-19 has included, and another pandemic could include, early resident move-outs, our operators delaying accepting new residents due to quarantines, potential occupants postponing moves to our operators’ facilities, and/or hospitals cancelling or significantly reducing elective surgeries thereby creating fewer people in need of skilled nursing care. Additionally, as our operators have responded to the pandemic, operating costs have begun to rise. A decrease in occupancy, ability to collect rents from residents and/or increase in operating costs could have a material adverse effect on the ability of our operators to meet their financial and other contractual obligations to us, including the payment of rent. In recognition of the pandemic impact affecting our operators, we have agreed to rent abatements totaling $4.5 million and rent deferrals for certain operators totaling $7.4 million between April 2020 and December 2021, of which $1.7 million subsequently has been paid. The $10.2 million in rent abatements and deferrals, net with repayments, represented approximately 4% of our April 2020 through December 2021 contractual rent, excluding Senior Lifestyle Corporation (“Senior Lifestyle”), Senior Care, LLC (“Senior Care”) and Senior Care’s parent company Abri Health, LLC (“Abri Health”). The remaining balance of deferred rent is due to LTC over the next 36 months or upon receipt of government funds from the U.S. Coronavirus Aid, Relief, and Economic Security (the “CARES Act”).

During 2021, we proactively provided additional financial support to the majority of our operators by reducing by 50% 2021 rent escalations. This support was provided in the form of a credit to the majority of our operating partners. The one time rent escalation reduction had an approximate $0.5 million impact on our 2021 Generally Accepted Accounting Principles (“GAAP”) revenue and $1.3 million impact on cash revenue.

Portfolio Overview

The following tables summarize our real estate investment portfolio as of December 31, 2021 (dollar amounts in thousands):

						Twelve Months Ended
						December 31, 2021
		Number of			Percentage			Percentage
	Number of	SNF	ALF	Gross	of	Rental		of Total
Owned Properties	Properties (1)	Beds (2)	Units (2)	Investments	Investments	Revenue		Revenues
Assisted Living	102	—	5,798	$844,301	46.8%	$54,449		38.2%
Skilled Nursing	50	6,154	212	552,896	30.7%	51,668		36.3%
Other (3)	1	118	—	11,360	0.6%	967		0.7%
Total Owned Properties	153	6,272	6,010	1,408,557	78.1%	107,084	(5)	75.2%

		Number of			Percentage	Interest Income		Percentage
	Number of	SNF	ALF	Gross	of	from Mortgage		of Total
Mortgage Loans	Properties (1)	Beds (2)	Units (2)	Investments	Investments	Loans		Revenues
Assisted Living	14	—	591	59,886	3.3%	564		0.4%
Skilled Nursing	23	2,916	—	286,249	15.9%	32,213		22.7%
Other (4)	—	—	—	1,780	0.1%	34		—%
Total Mortgage Loans	37	2,916	591	347,915	19.3%	32,811		23.1%

		Number of			Percentage	Interest		Percentage
	Number of	SNF	ALF	Gross	of	and other		of Total
Notes Receivable	Properties (1)	Beds (2)	Units (2)	Investments	Investments	Income		Revenues
Assisted Living (6)	2	—	340	18,586	1.0%	882		0.6%
Skilled Nursing (7)	—	—	—	10,037	0.6%	105		0.1%
Total Notes Receivable	2	—	340	28,623	1.6%	987		0.7%

		Number of			Percentage	Income from		Percentage
	Number of	SNF	ALF	Gross	of	Unconsolidated		of Total
Unconsolidated Joint Ventures	Properties (1)	Beds (2)	Units (2)	Investments	Investments	Joint Ventures		Revenues
Assisted Living (8)	1	—	95	6,340	0.3%	450		0.3%
Under Development (9)	—	—	—	13,000	0.7%	967		0.7%
Total Unconsolidated Joint Ventures	1	—	95	19,340	1.0%	1,417		1.0%

Total Portfolio	193	9,188	7,036	$1,804,435	100.0%	$142,299		100.0%

	Number	Number of			Percentage
	of	SNF	ALF	Gross	of
Summary of Properties by Type	Properties (1)	Beds (2)	Units (2)	Investments	Investments
Assisted Living	119	—	6,824	$929,113	51.4%
Skilled Nursing	73	9,070	212	849,182	47.2%
Under Development	—	—	—	13,000	0.7%
Other (3) (4)	1	118	—	13,140	0.7%
Total Portfolio	193	9,188	7,036	$1,804,435	100.0%
(1)	We have investments in owned properties, mortgage loans, notes receivable and unconsolidated joint ventures in 28 states to 35 different operators.

(2)	See Item 2. Properties for discussion of bed/unit count.

(3)	Includes three parcels of land held-for-use and one behavioral health care hospital.

(4)	Includes one parcel of land securing a first mortgage held for future development of a post-acute skilled nursing center.

(5)	Excludes variable rental income from lessee reimbursement of our real estate taxes, adjustments for collectibility of rental income and sold properties.

(6)	Includes a mezzanine loan on a 204-unit ILF/ALF/MC in Georgia, a mezzanine loan on a 136-unit ILF in Oregon and six working capital loans with interest rates between 5% and 7.5% with maturities between 2023 and 2031.

(7)	Includes two working capital loans with interest between 4% and 6.5% and maturities between 2022 and 2030.

(8)	Includes a preferred equity investment in an entity that developed and owns a 95-unit ALF/MC in Washington. Our investment represents 15.5% of the total investment. The preferred equity investment earns an initial cash rate of 7% increasing to 9% in year four until the internal rate of return (“IRR”) is 8%. After achieving an 8% IRR, the cash rate drops to 8% with an IRR ranging between 12% to 14% depending on the timing of redemption.

(9)	Represents a preferred equity investment in an entity that will develop and own a 267-unit ILF/ALF in Washington. Our investment represents 11.6% of the estimated total investment. The preferred equity investment earns an initial cash rate of 8% with an IRR of 12%.

As of December 31, 2021, we had $1.4 billion in carrying value of net investments, consisting of $1.0 billion or 72.5% invested in owned properties, $0.3 billion or 24.2% invested in mortgage loans secured by first mortgages, $28.3 million or 2.0% in notes receivable and $19.3 million or 1.3% in unconsolidated joint ventures.

Rental income and interest income from mortgage loans represented 78.0% and 21.1%, respectively, of Total revenues on the Consolidated Statements of Income for the year ended December 31, 2021. In most instances, our lease structure contains annual rental escalations. Our leases that contain fixed annual rental escalations and/or have annual rental escalations that are contingent upon changes in the Consumer Price Index, are generally recognized on a straight-line basis over the minimum lease period. Certain leases have annual rental escalations that are contingent upon changes in the gross operating revenues of the property. This revenue is not recognized until the appropriate contingencies have been resolved. For the year ended December 31, 2021, we recognized $0.5 million in straight-line rental income and $0.6 million in amortization of lease incentives. For the remaining leases in place at December 31, 2021, assuming no modification or replacement of existing leases and no new leased investments are added to our portfolio, except for the potential subsequent lease extensions and the leases reported below under Update on Certain Operators, we currently expect that the non-cash straight-line rent portion of rental income will decrease from $0.5 million in 2021 to negative $1.3 million for projected annual 2022 which represents higher cash rent received than recorded as rental income. Our cash rental income is projected to increase from $122.0 million in 2021 to $126.9 million for projected annual 2022. At December 31, 2021, the straight-line rent receivable balance on the consolidated balance sheet was $24.1 million.

Many of our existing leases contain renewal options that, if exercised, could result in the amount of rent payable upon renewal being greater or less than that currently being paid. During the year ended December 31, 2021, we extended the Brookdale Senior Living Communities, Inc. (“Brookdale”) master lease by one year. See below under Update on Certain Operators and Former Operators below for further discussion of the Brookdale master lease.

Some of our lease agreements provide purchase options allowing the lessees to purchase the properties they currently lease from us. See Item 8. FINANCIAL STATEMENTS— Note 5. Real Estate Investments. Owned Properties for a table that includes information about purchase options included in our lease agreements.

Update on Certain Operators and Former Operators

Senior Care Centers, LLC – Former Operator

Senior Care and affiliates and subsidiaries filed for Chapter 11 bankruptcy in December 2018. During 2019, while in bankruptcy, Senior Care assumed LTC’s master lease and, in March 2020, Senior Care emerged from bankruptcy. Concurrent with their emergence from bankruptcy, in accordance with the order confirming Senior Care’s plan of reorganization, Abri Health was formed as the parent company of reorganized Senior Care and became co-tenant and co-obligor with reorganized Senior Care under our master lease. In March 2021, Senior Care and Abri Health (collectively, “Lessee”) defaulted the lease due to failure to pay rent and additional obligations owed under the master lease. Accordingly, we sent a notice of default and applied proceeds from letter of credit to certain obligations owed under the master lease. Furthermore, we sent the Lessee a notice of termination of the master lease to be effective April 17, 2021. On April 16, 2021, the Lessee filed for Chapter 11 bankruptcy. In August 2021, the United States Bankruptcy Court approved a settlement agreement between Lessee and LTC. The settlement provided for, among other things, a one-time payment of $3.3 million from LTC to the affiliates of Lessee in exchange for cooperation and assistance in facilitating an orderly transition of the 11 skilled nursing centers from the Lessee and its affiliates to affiliates of HMG Healthcare, LLC which occurred on October 1, 2021. At December 31, 2021, Senior Care and Abri Health do not operate any properties in our portfolio.

Senior Lifestyle Corporation

During 2020, an affiliate of Senior Lifestyle paid us $13.8 million of their $18.4 million contractual rent and we applied their letter of credit and deposits totaling $3.7 million to past due rent of $3.6 million and to their outstanding notes receivable of $0.1 million. Accordingly, we wrote-off a total of $17.7 million of straight-line rent receivable and lease incentives related to this master lease and transitioned rental revenue recognition to cash basis effective July 2020. During 2020, we recognized $17.4 million of rental revenue from Senior Lifestyle. In 2021, Senior Lifestyle defaulted on all rent obligations under the master lease. During 2021, we transitioned 18 assisted living communities previously leased to Senior Lifestyle to five operators. These communities are located in Illinois, Ohio, Wisconsin, Colorado, Pennsylvania and Nebraska. Also, during 2021, we sold three Wisconsin communities and a closed community in Nebraska previously leased to Senior Lifestyle for a combined total of $35.9 million. We received total proceeds of $34.8 million and recorded a net gain on sale of $5.4 million.

Brookdale Senior Living Communities, Inc

Brookdale’s master lease was scheduled to mature on December 31, 2021. During the first quarter of 2021, we extended their term by one year through an amended master lease, with a new maturity date of December 31, 2022. Also, the renewal options under the amended master lease remained the same which provides three renewal options consisting of a three-year renewal option, a five-year renewal option and a 10-year renewal option. The notice period for the first renewal option is January 1, 2022 to April 30, 2022. During 2020, we extended a $4.0 million capital commitment to Brookdale at a 7% yield. During 2021, we fully funded the $4.0 million and extended an additional $2.0 million to Brookdale at a 7% yield, which is available through December 31, 2022. As of December 31, 2021, nothing was funded under this additional agreement and our remaining commitment is $2.0 million. Brookdale is current on rent payments through February 2022.

Genesis Healthcare, Inc

Genesis reported doubt regarding its ability to continue as a going concern on its Quarterly Report on Form 10-Q filed in August 2020. As a result, we wrote-off $4.3 million of straight-line rent receivable related to this master lease during the third quarter of 2020 and transitioned rental revenue recognition to cash basis effective September 2020. During the first quarter of 2021, Genesis delisted its Class A common stock from the New York Stock Exchange. Genesis is current on rent payments through February 2022.

Other Operators

During the third quarter of 2020, an operator failed to pay its full contractual rent. Accordingly, we wrote-off $1.2 million of straight-line rent receivable related to this master lease. During 2020, we consolidated our two master leases with this operator into one combined master lease and agreed to abate $0.7 million of rent and allow the operator to defer rent as needed through March 31, 2021. During 2021 and 2022, the combined master lease was amended to extend the rent deferral period through March 31, 2022. The operator deferred rent of $4.6 million for the year ended December 31, 2021, and $0.9 million for January through February 2022. The operator can defer rent up to $0.5 million for March 2022.

Additionally, subsequent to December 31, 2021, an operator of two assisted living communities in California with a total of 232 units exercised the purchase option under their lease for approximately $43.7 million. The communities have a gross book value of $31.8 million and a net book value of $17.0 million. As a result of this transaction, we anticipate recognizing approximately $26.0 million of gain on sale of real estate in the second quarter of 2022. Also, we entered into an agreement with the current operator to sell a 74-unit assisted living community in Virginia for $16.9 million. The community has a gross book value of $16.9 million and a net book value of $15.7 million. As a result of this transaction, we anticipate recognizing approximately $1.3 million of gain on sale of real estate in the second quarter of 2022. In connection with the sale, the current operator will pay a $1.2 million lease termination fee.

2021 Transactions Overview

The following tables summarizes our transactions in 2021 (dollar amounts in thousand):

Investment in Improvement Projects

Amount
Assisted Living Communities	$5,846
Skilled Nursing Centers	452
Total	$6,298

Sold Properties

		Type	Number	Number
		of	of	of	Sales	Carrying	Net
Year (1)	State	Properties	Properties	Beds/Units	Price	Value	Gain (loss) (2)
2021	n/a	n/a	—	—	$—	$—	$363	(3)
	Florida	ALF	1	—	2,000	2,626	(858)
	Nebraska	ALF	1	40	900	1,079	(200)
	Washington	SNF	1	123	7,700	4,513	2,562
	Wisconsin	ALF	3	263	35,000	28,295	5,595
Total 2021			6	426	$45,600	$36,513	$7,462

(1)	Subsequent to December 31, 2021, an operator of two ALFs in California with a total of 232 units, exercised the purchase option under the lease for approximately $43,700. The communities have a gross book value or $31,800 and a net book value of $17,000. As a result of this transaction, we anticipate recognizing approximately $26,000 of gain on sale of real estate in the second quarter of 2022. Additionally, we entered into an agreement to sell a 74-unit ALF in Virginia for $16,900. The community has a gross book value of $16,900 and a net book value of $15,700. As a result of this transaction, we anticipate recognizing approximately $1,300 of gain on sale of real estate in the second quarter of 2022. In connection with the sale, the current operator will pay a $1,200 lease termination fee.

(2)	Calculation of net gain (loss) includes cost of sales.

(3)	We recognized additional gain due to the reassessment adjustment of the holdbacks related to properties sold during 2019 and 2020, under the expected value model per Accounting Standard Codification (“ASC”) Topic 606, Contracts with Customers (“ASC 606”).

Investment in Mortgage Loans

Originations and funding under mortgage loans receivable	$88,955	(1)
Application of interest reserves	298
Scheduled principal payments received	(1,175)
Mortgage loan premium amortization	(6)
Provision for loan loss reserve	(881)
Net increase in mortgage loans receivable	$87,191
(1)	During 2021, we funded the following:
a.	$1,638 mortgage loan secured by a parcel of land for the future development of a 91-bed post-acute SNF in Missouri and withheld an interest reserve of $142. The mortgage loan term is one year at a yield of 7.5%;
b.	$27,047 mortgage loan secured by a 189-bed skilled nursing center in Louisiana with a regional operator new to us. The mortgage loan has a three-year term with one 12-month extension option and a yield of 7.5%;
c.	$11,724 mortgage loan secured by a 68-unit assisted living and memory care community in Florida operated by a regional operator new to us. At origination, we withheld an interest reserve of $806 and applied $156 of the reserve during 2021. The mortgage loan term is approximately 4 years at a 7.75% yield and includes an additional $4,177 loan commitment for the construction of a memory care addition to the property to be funded at a later date subject to satisfaction of various conditions;
d.	$48,006 mortgage loan for the purchase of a 13-property seniors housing portfolio located in North (12) and South Carolina (1). The communities are operated by an existing LTC operator. At origination, we withheld an interest reserve of $4,496. The loan term is four years and includes a commitment of $6,097 for capital improvements and $650 for working capital; and
e.	$540 additional capital funding under our existing mortgage loans.

Investment in Notes Receivable

Advances under notes receivable	$16,353	(1)
Interest reserve withheld	353
Principal payments received under notes receivable	(2,694)
Notes receivable reserve	(140)
Net increase in notes receivable	$13,872
(1)	Funding under working capital notes and mezzanine loans with interest ranging between 4.0% and 8.0% and maturities between 2022 and 2031. During 2021, we originated a $4,355 mezzanine loan and withheld a $353 interest reserve. The mezzanine loan has a three-year term with two 12-month extensions. The initial rate is 8.0% for the first 18 months increasing to 10.5% thereafter with an 10.5% IRR. Additionally, we provided the operator a $25,000 secured working capital loan maturing in September 2022 to facilitate the transition of the 11 properties from Senior Care and Abri Health. During 2021, we funded $9,900 under this working capital loan and funded an additional $5,750 subsequent to December 31, 2021.

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

The following table reflects our recent historical trends of concentration risk (gross investment, in thousands):

	12/31/21	9/30/21	6/30/21	3/31/21	12/31/20
Asset mix:
Real property	$1,408,557	$1,407,098	$1,412,329	$1,449,062	$1,452,001
Loans receivable	347,915	261,437	259,641	259,874	259,843
Notes receivable	28,623	18,864	13,869	13,714	14,611
Unconsolidated joint ventures	19,340	19,340	19,340	19,340	11,340

Real estate investment mix:
Assisted living communities	$929,113	$868,081	$860,573	$897,154	$898,437
Skilled nursing centers	849,182	812,518	820,246	820,476	822,063
Under development	13,000	13,000	13,000	13,000	5,000
Other (1)	13,140	13,140	11,360	11,360	12,295
Operator mix:
Prestige Healthcare (1)	$272,453	$272,789	$272,773	$273,007	$272,976
HMG Healthcare (2)	171,920	23,705	23,705	23,705	23,705
Anthem Memory Care	139,176	139,176	139,176	139,176	139,176
Brookdale Senior Living	102,921	102,261	101,240	101,012	100,613
Carespring Health Care Management	102,520	102,520	102,520	102,520	102,520
Remaining operators (2)	1,015,445	1,066,288	1,065,765	1,102,570	1,098,805
Geographic mix:
Michigan	$281,512	$282,022	$281,762	$281,995	$281,963
Texas	274,626	274,204	273,588	273,468	273,287
Wisconsin	114,538	114,288	114,250	149,403	149,403
California	106,129	105,997	105,892	105,352	105,163
Colorado	104,514	104,445	104,347	104,307	104,090
Remaining states	923,116	825,783	825,340	827,465	823,889
(1)	As of December 31, 2020, we have three parcels of land. These parcels are located adjacent to properties securing the Prestige Healthcare mortgage loan and are managed by Prestige.

(2)	During the three months ended December 31, 2021, we transitioned 11 ALFs from Senior Care and Abri Health to HMG. As a result of this transaction, Senior Care and its parent company, Abri Health, do not operate any properties in our portfolio as of December 31, 2021 and are replaced by HMG. Accordingly, our “Senior Care Centers/ Abri Health Services properties” were reclassified to “Remaining operators” and our “HMG Healthcare properties” were reclassified from “Remaining operators” for all periods presented prior to December 31, 2021.

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

Balance Sheet Metrics

	Year Ended		Quarter Ended
	12/31/21		12/31/21			9/30/21			6/30/21			3/31/21			12/31/20
Debt to gross asset value	38.4%		38.4%		(1)	36.3%		(1)	34.8%		(3)	36.3%		(1)	35.8%
Debt to market capitalization ratio	35.0%		35.0%		(2)	34.7%		(2)	29.0%		(4)	28.7%		(6)	29.8%
Interest coverage ratio (7)	4.4	x	4.3	x		4.3	x		4.3	x	(5)	4.7	x	(5)	5.3	x
Fixed charge coverage ratio (7)	4.4	x	4.3	x		4.3	x		4.3	x	(5)	4.7	x	(5)	5.3	x
(1)	Increased due to increase in outstanding debt partially offset by increase in gross asset value.

(2)	Increased due to decrease in market capitalization and increase in outstanding debt primarily related to investments.

(3)	Decreased due to decrease in outstanding debt partially offset by decrease in gross asset value.

(4)	Increased due to decrease in market capitalization, partially offset by decrease in outstanding debt.

(5)	Decreased due to decrease in rental income partially offset by decrease in interest expense.

(6)	Decreased due to increase in market capitalization partially offset by increase in outstanding debt.

(7)	In calculating our interest coverage and fixed charge coverage ratios above, we use EBITDAre, which is a financial measure not derived in accordance with GAAP (non-GAAP financial measure). EBITDAre and Adjusted EBITDAre are not alternatives to net income, operating income or cash flows from operating activities as calculated and presented in accordance with GAAP. You should not rely on EBITDAre and Adjusted EBITDAre as a substitute for any such GAAP financial measures or consider it in isolation, for the purpose of analyzing our financial performance, financial position or cash flows. Net income is the most directly comparable GAAP measure to EBITDAre and Adjusted EBITDAre.

	Year to Date		Quarter Ended
	12/31/21		12/31/21		9/30/21		6/30/21		3/31/21		12/31/20
Net income	$56,224		$12,930		$11,114		$18,330		$13,850		$17,665
Less (add): (Gain)/ loss on sale	(7,462)		(70)		(2,702)		(5,463)		773		(44)
Add: Loss on unconsolidated joint ventures	—		—		—		—		—		138
Add: Impairment loss	—		—		—		—		—		3,036
Add: Interest expense	27,375		6,933		6,610		6,860		6,972		7,088
Add: Depreciation and amortization	38,296		9,449		9,462		9,508		9,877		9,839
EBITDAre	$114,433		$29,242		$24,484		$29,235		$31,472		$37,722
Add: Non-recurring one-time items	5,947	(1)	869	(2)	3,895	(3)	133	(4)	1,050	(5)	—
Adjusted EBITDAre	$120,380		$30,111		$28,379		$29,368		$32,522		$37,722

Interest expense	$27,375		$6,933		$6,610		$6,860		$6,972		$7,088
Interest incurred	$27,375		$6,933		$6,610		$6,860		$6,972		$7,088

Interest coverage ratio	4.4	x	4.3	x	4.3	x	4.3	x	4.7	x	5.3	x

Interest incurred	$27,375		$6,933		$6,610		$6,860		$6,972		$7,088
Total fixed charges	$27,375		$6,933		$6,610		$6,860		$6,972		$7,088

Fixed charge coverage ratio	4.4	x	4.3	x	4.3	x	4.3	x	4.7	x	5.3	x
(1)	Represents sum of (2) to (5) below.

(2)	Represents the provision for credit losses related to the origination of $86,900 of mortgage loans during the fourth quarter of 2021.

(3)	Represents the Senior Care and Abri Health settlement.

(4)	Represents the 50% reduction of rent escalations.

(5)	Represents the write-off of straight-line rent ($758) and the 50% reduction of rent and interest escalations ($292).

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

Operating Results

Year ended December 31, 2021 compared to year ended December 31, 2020 (in thousands):

	Years ended December 31,
	2021		2020		Difference
Revenues:
Rental income	$121,125		$126,094		$(4,969)	(1)
Interest income from mortgage loans	32,811		31,396		1,415	(2)
Interest and other income	1,386		1,847		(461)	(3)
Total revenues	155,322		159,337		(4,015)

Expenses:
Interest expense	27,375		29,705		2,330	(4)
Depreciation and amortization	38,296		39,071		775
Impairment loss from real estate investments	—		3,977	(5)	3,977
Provision (recovery) for credit losses	1,021		(3)		(1,024)	(6)
Transaction costs	4,433		299		(4,134)	(7)
Property tax expense	15,392		15,065		(327)
General and administrative expenses	21,460		19,710		(1,750)	(8)
Total expenses	107,977		107,824		(153)

Other operating income:
Gain on sale of real estate, net	7,462	(9)	44,117	(10)	(36,655)
Operating income	54,807		95,630		(40,823)
Gain from property insurance proceeds	—		373	(11)	(373)
Loss on unconsolidated joint ventures	—		(758)	(12)	758
Income from unconsolidated joint ventures	1,417		432		985	(13)
Net income	56,224		95,677		(39,453)
Income allocated to non-controlling interests	(363)		(384)		21
Net income attributable to LTC Properties, Inc.	55,861		95,293		(39,432)
Income allocated to participating securities	(458)		(422)		(36)
Net income available to common stockholders	$55,403		$94,871		$(39,468)
(1)	Decreased primarily due to defaults of lease obligations from Senior Lifestyle and Senior Care and Abri Health, abated and deferred rent, net of repayment, a $758 straight-line rent receivable write-off during 2021, a decrease in property tax revenue, reduced rent from sold properties and 50% reduction of 2021 rent escalations partially offset by a $23,214 write-off of straight-line rent receivable and lease incentive balances related to three operators during 2020, increased rent from re-leasing 18 properties previously leased to Senior Lifestyle, completed development projects and contractual rent increases.

(2)	Increased due to mortgage loan originations and capital improvement funding offset by scheduled principal paydowns and 50% reduction of 2021 interest escalations.

(3)	Decreased primarily due to the payoff of a mezzanine loan offset by additional notes receivable funding.

(4)	Decreased due to scheduled principal payments on our senior unsecured notes and lower interest rates under our unsecured revolving line of credit partially offset by higher interest rates on $100,000 of new term loans in fourth quarter of 2021 and higher outstanding balances under our unsecured revolving line of credit.

(5)	Represents impairment losses related to a 48-unit ALF in Colorado and a 61-unit ALF in Florida.

(6)	Increased primarily due to mortgage originations and capital improvement funding offset by scheduled principal paydowns.

(7)	Increased due to Senior Care and Abri Health settlement and related fees.

(8)	Increased primarily due to higher incentive compensation expense, an increase in non-cash restricted stock and performance-based stock vesting expense and additional employees.

(9)	Represents the net gain on sale of $2,562 related to a SNF in Washington, $5,595 related to three ALFs in Wisconsin and $363 of quarterly reassessment of the prior years’ sale holdbacks partially offset by the net loss on sale of $200 related to a closed ALF in Nebraska and the net loss on sale of $858 related to a closed property in Florida.

(10)	Represents net gain on sale of 21 SNFs and additional gain due to quarterly reassessment of prior years’ sale holdbacks.

(11)	Represents gain on insurance proceeds related to a 114-bed SNF in Texas sold during the first quarter of 2020.

(12)	Relates to the sale of properties comprising a joint venture in which we had a preferred equity investment with Senior Lifestyle.

(13)	Increased due to preferred equity investments in two unconsolidated joint ventures.

Year ended December 31, 2020 compared to year ended December 31, 2019 (in thousands):

	Years ended December 31,
	2020		2019		Difference
Revenues:
Rental income	$126,094		$152,755		$(26,661)	(1)
Interest income from mortgage loans	31,396		29,991		1,405	(2)
Interest and other income	1,847		2,558		(711)	(3)
Total revenues	159,337		185,304		(25,967)

Expenses:
Interest expense	29,705		30,582		877	(4)
Depreciation and amortization	39,071		39,216		145
Impairment on real estate for sale	3,977		—		(3,977)	(5)
(Recovery) provision for credit losses	(3)		166		169
Transaction costs	299		365		66
Property tax expense	15,065		16,755		1,690	(6)
General and administrative expenses	19,710		18,453		(1,257)	(7)
Total expenses	107,824		105,537		(2,287)

Other operating income:
Gain on sale of real estate, net	44,117	(8)	2,106	(9)	42,011
Operating income	95,630		81,873		13,757
Gain from property insurance proceeds	373	(10)	2,111	(10)	(1,738)
Loss on unconsolidated joint ventures	(758)	(11)	—		(758)
Impairment loss from investments in unconsolidated joint ventures	—		(5,500)	(12)	5,500
Income from unconsolidated joint ventures	432		2,388		(1,956)	(13)
Net income	95,677		80,872		14,805
Income allocated to non-controlling interests	(384)		(346)		(38)
Net income attributable to LTC Properties, Inc.	95,293		80,526		14,767
Income allocated to participating securities	(422)		(391)		(31)
Net income available to common stockholders	$94,871		$80,135		$14,736
(1)	Decreased primarily due to the $23,214 write-off of straight-line rent receivable and lease incentive balances during 2020, reduction in rent related to the sale of the Preferred Care, Inc. portfolio, reduced revenue from Senior Lifestyle, and abated and deferred rent, partially offset by increased rent from contractual escalations, acquisitions and completed development projects.

(2)	Increased primarily due to additional mortgage and capital improvement funding offset by scheduled principal paydowns.

(3)	Decreased primarily due to the partial paydown of a mezzanine loan.

(4)	Decreased primarily due to lower outstanding balance and interest rates on our line of credit in 2020, partially offset by increased interest from sale of $100,000 senior unsecured notes during the fourth quarter of 2019.

(5)	Represents impairment losses related to a 48-unit ALF in Colorado and a 61-unit ALF in Florida.

(6)	Decreased primarily due to the timing of Senior Lifestyle property tax escrow receipts and the payment of related taxes.

(7)	Increased primarily due to higher incentive compensation expense in 2020 and a legal fee reimbursement from Senior Care in 2019.

(8)	Represents gain on sale of 21 SNFs within the Preferred Care, Inc. portfolio and additional gain due to quarterly reassessment of prior years’ sale holdbacks.

(9)	Represents the net gain resulting from sale of three SNFs and an ALF during 2019. Additionally, represents an additional $500 net gain on sale due to receipt of funds held in escrow related to a portfolio of six ALFs sold in 2018.

(10)	Relates to insurance proceeds related to properties sold.

(11)	Relates to the sale of properties comprising a joint venture in which we had a preferred equity investment with Senior Lifestyle. Also, see (12) below.

(12)	Relates to a preferred equity investment in a joint venture comprised of four ALFs which we wrote-down to its estimated fair value.

(13)	Decreased due to (12) above and payoff of a mezzanine loan in 2019 offset by two preferred equity investments in 2020.

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

The following table reconciles net income available to common stockholders to FFO attributable to common stockholders (unaudited, amounts in thousands, except per share amounts):

	For the year ended December 31,
	2021	2020		2019
GAAP net income available to common stockholders	$55,403	$94,871		$80,135
Add: Depreciation and amortization	38,296	39,071		39,216
Add: Impairment loss from investments	—	3,977		5,500
Add: Loss on unconsolidated joint ventures	—	758		—
Less: Gain on sale of real estate, net	(7,462)	(44,117)		(2,106)
NAREIT FFO attributable to common stockholders	$86,237	$94,560		$122,745
NAREIT FFO attributable to common stockholders per share:
Basic	$2.20	$2.41		$3.10
Diluted	$2.20	$2.41		$3.08	(1)
Weighted average shares used to calculate NAREIT FFO per share:
Basic	39,156	39,179		39,571
Diluted	39,156	39,264	(2)	39,921	(3)
(1)	Includes the effect of participating securities.

(2)	Diluted weighted average shares used to calculate FFO per share includes the effect of performance-based stock units.

(3)	Diluted weighted average shares used to calculate FFO per share includes the effect of stock option equivalents, participating securities and performance-based stock units.

Critical Accounting Policies and Estimates

Our accounting policies are more fully described under Item 8. FINANCIAL STATEMENTS—Footnote 2. Summary of Significant Accounting Policies. As discussed in Footnote 2, the preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Listed below are those policies and estimates that we believe are critical and require the use of significant judgement in their application.

Impairment of Long-Lived Assets

Assets that are classified as held-for-use are periodically evaluated for impairment when events or changes in circumstances indicate that the asset may be impaired or the carrying amount of the asset may not be recoverable through future undiscounted cash flows. The expected future undiscounted cash flows reflect external market factors and are probability weighted to reflect multiple possible cash flow scenarios. Additionally, the estimated future undiscounted cash flows are calculated utilizing the lowest level of identifiable cash flows that are largely independent of the cash flows of other assets and liabilities. In order to review our real estate assets for recoverability, we make assumptions regarding external market conditions (including capitalization rates and growth rates), forecasted cash flows and sales prices, whether the management modifies the lease with the existing operator versus identifying a replacement operator and our intent with respect to holding or disposing of the asset. If our analysis indicates that the carrying value of the real estate assets is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the carrying value exceeds the fair value of the real estate asset. Our ability to accurately predict operating results and projected cash flows impacts the timing and recognition of impairments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our consolidated financial statements.

Collectibility of operator obligations

We assess the collectibility of substantially all our lease payments through maturity. If collectibility is not probable, all or a portion of our straight-line rent receivables and other lease receivables may be written-off. In order to assess our lease payments for collectibility, we make assumptions that include evaluating lessee’s payment history, the financial strength of the lessee, future market conditions and contractual rents, and timing of expected payments. Our ability to accurately predict collectibility of substantially all of our lease payments impacts the timing of straight-line rent and other lease receivable write-offs, if any. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our consolidated financial statements.

Liquidity and Capital Resources

Sources and Uses of Cash

As of December 31, 2021, we had a total of $5.2 million of cash and cash equivalents, $289.1 million available under our unsecured revolving line of credit and the potential ability to access the capital markets through the issuance of $200.0 million of common stock under our Equity Distribution Agreements. Furthermore, we have the ability to access the capital markets through the issuance of debt and/or equity securities under an automatic shelf registration statement.

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

The operating results of the properties will be impacted by various factors over which the operators/owners may have no control. Those factors include, without limitation, the health of the economy, changes in supply of or demand for competing seniors housing and health care properties, ability to hire and maintain qualified staff, ability to control rising operating costs, the potential for significant reforms in the health care industry, and the impact of COVID-19. In addition, our future growth in net income and cash flow may be adversely impacted by various proposals for changes in the governmental regulations and financing of the health care industry, and the impact of COVID-19 or other pandemic level viruses. We cannot presently predict what impact these potential events may have, if any. We believe that adequate provision has been made for the possibility of loans proving uncollectible but we will continually evaluate the financial status of the operations of the seniors housing and health care properties. In addition, we will monitor our borrowers and the underlying collateral for mortgage loans and will make future revisions to the provision, if considered necessary.

Depending on the duration, spread and the severity of the COVID-19 outbreak, our borrowing capacity, compliance with financial covenants, ability to access the capital markets, and the payment of dividends may be negatively impacted. We continuously evaluate the availability of cost-effective capital and believe we have sufficient liquidity for our current dividend, corporate expenses and additional capital investments in 2022.

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

	Year Ended December 31,		Change
Cash provided by (used in):	2021	2020	$
Operating activities	$91,184	$116,101	$(24,917)
Investing activities	(69,786)	43,931	(113,717)
Financing activities	(24,009)	(156,504)	132,495
(Decrease) increase in cash, cash equivalents and restricted cash	(2,611)	3,528	(6,139)
Cash, cash equivalents and restricted cash, beginning of period	7,772	4,244	3,528
Cash, cash equivalents and restricted cash, end of period	$5,161	$7,772	$(2,611)

Debt Obligations

Unsecured Credit Facility. We had an unsecured credit agreement (the “Original Credit Agreement”) that provided for a revolving aggregate commitment of the lenders of up to $600.0 million with the opportunity to increase the commitment size of the credit agreement up to a total of $1.0 billion. The Original Credit Agreement’s maturity was on June 27, 2022 and provided for a one-year extension option at our discretion, subject to customary conditions.

In advance of expiration of the Original Credit Agreement, during the fourth quarter of 2021, we entered into the Third Amended and Restated credit agreement (the “Credit Agreement”) to replace the Original Credit Agreement. The Credit Agreement decreased the aggregate commitment of the lenders under the Original Credit Agreement to $500.0 million comprised of a $400.0 million revolving credit facility (the “Revolving Line of Credit”) and two $50.0 million term loans (the “Term Loans”). The Credit Agreement permits us to request increases to the Revolving Line of Credit and Term Loans commitments up to a total of $1.0 billion, extends the maturity of the Revolving Line of Credit to November 19, 2025 and provides for a one-year extension option at our discretion, subject to customary conditions. The Term Loans mature on November 19, 2025 and November 19, 2026. Based on our leverage at December 31, 2021, the Revolving Line of Credit provides for interest annually at LIBOR plus 115 points and a facility fee of 20 basis point and the Term Loans provide for interest annually at LIBOR plus 135 points.

Interest Rate Swap Agreement. In connection with entering into the Term Loans as discussed above, we entered into two receive variable/pay fixed interest rate swap agreements (“Interest Rate Swaps”) with maturities of November 19, 2025 and November 19, 2026, respectively, that will effectively lock-in the forecasted interest payments on the Term Loan borrowings over the four and five year terms of the loans. The Interest Rate Swaps are considered cash flow hedges and are recorded on our Consolidated Balance Sheets at fair value, with changes in the fair value of these instruments recognized in Accumulated other comprehensive income (loss) on our Consolidated Balance Sheets. During the three months ended December 31, 2021, we recorded a $0.2 million decrease in fair value of Interest Rate Swaps.

Senior Unsecured Notes. We have senior unsecured notes held by institutional investors with interest rates ranging from 3.85% to 5.03%. The senior unsecured notes mature between 2024 and 2032.

The debt obligations by component as of December 31, 2021 are as follows (dollar amounts in thousands):

	Applicable		Available
	Interest	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing
Bank borrowings (2)	1.36%	$110,900	$289,100
Term loans, net of debt issue costs	2.63%	99,363	—
Senior unsecured notes, net of debt issue costs (3)	4.35%	512,456	—
Total	3.65%	$722,719	$289,100
(1)	Represents weighted average of interest rate as of December 31, 2021.

(2)	Subsequent to December 31, 2021, we borrowed $22,000 under our Revolving Line of Credit. Accordingly, we have $132,900 outstanding and $267,100 available for borrowing under our Revolving Line of Credit.

(3)	Subsequent to December 31, 2021, we paid $7,000 under our senior unsecured notes. Accordingly, we have $505,456 outstanding, net of debt issue costs, under our senior unsecured notes.

Our debt borrowings and repayments during the year ended December 31, 2021, are as follows (in thousands):

Debt Obligations	Borrowings		Repayments
Revolving line of credit	$204,400	(1)	$(183,400)
Term loans	100,000		—
Senior unsecured notes	—		(47,160)	(2)
Total	$304,400		$(230,560)
(1)	Subsequent to December 31, 2021, we borrowed $22,000 under our Revolving Line of Credit. Accordingly, we have $132,900 outstanding and $267,100 available for borrowing under our Revolving Line of Credit.

(2)	Subsequent to December 31, 2021, we paid $7,000 under our senior unsecured notes. Accordingly, we have $505,456 outstanding, net of debt issue costs, under our senior unsecured notes.

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

At December 31, 2021, we had 39,374,044 shares of common stock outstanding, equity on our balance sheet totaled $745.1 million and our equity securities had a market value of $1.3 billion. During the year ended December 31, 2021, we declared and paid $90.5 million of cash dividends.

Common Stock. We have an equity distribution agreement with sales agents to issue and sell, from time to time, up to $200.0 million in aggregate offering price of our common shares. The equity distribution agreement provides for sales of common shares to be made by means of ordinary brokers’ transactions, which may include block trades, or transactions that are deemed to be “at the market” offerings. At December 31, 2021, we had $200.0 million available under our equity distribution agreement.

During 2021, we acquired 87,249 shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations. Subsequent to December 31, 2021, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of January, February and March 2022, payable on January 31, February 28 and March 31, 2022, respectively, to stockholders of record on January 21, February 18, and March 23, 2022, respectively.

Stock Based Compensation Plans. During 2021, we adopted, and our shareholders approved the 2021 Equity Participation Plan (the “2021 Plan”) which replaces the 2015 Equity Participation Plan (the “2015 Plan”). Under the 2021 Plan, 1,900,000 shares of common stock have been authorized and reserved for awards, less one share for every one share that was subject to an award granted under the 2015 Plan after December 31, 2020 and prior to adoption. In addition, any shares that are not issued under outstanding awards under the 2015 Plan because the shares were forfeited or cancelled after December 31, 2020 will be added to and again be available for awards under the 2021 Plan. Under the 2021 Plan, the shares were authorized and reserved for awards to officers, employees, non-employee directors and consultants. The terms of the awards granted under the 2021 Plan and the 2015 Plan are set by our compensation committee at its discretion.

Restricted Stock and Performance-based Stock Units. During 2021, we granted 182,240 shares of restricted common stock and performance-based stock units under the 2021 Plan as follows:

No. of	Price per
Shares	Share	Vesting Period
95,293	$42.27	ratably over 3 years
71,892	$42.27	TSR targets (1)
12,055	$39.40	May 26, 2022
3,000	$43.14	April 1, 2022
182,240
(1)	Vesting is based on achieving certain total shareholder return (“TSR”) targets in 4 years with acceleration opportunity in 3 years.

At December 31, 2021, the total number of restricted common stock shares that are scheduled to vest, and performance-based stock units that could possibly vest and remaining compensation expense to be recognized related to the future service period of unvested outstanding restricted common stock and performance-based stock units are as follows (dollar amounts in thousands):

	Number		Remaining
	of		Compensation
Vesting Date	Awards		Expense
2022	164,232	(1)	5,447
2023	128,282	(2)	2,855
2024	103,663	(3)	303
Total	396,177		$8,605
(1)	Includes 60,836 performance-based stock units. The performance-based stock units are valued utilizing a lattice-binomial option pricing model based on Monte Carlo simulations. The company recognizes the fair value of the awards over the applicable vesting period as compensation expense.

(2)	Includes 66,027 performance-based stock units. See (1) above for valuation methodology.

(3)	Includes 71,892 performance-based stock units. See (1) above for valuation methodology.

Stock Options. We did not issue any stock options during the year ended December 31, 2021. At December 31, 2021, we have 15,000 stock options outstanding and exercisable.

Material Cash Requirements

We monitor our contractual obligations and commitments detailed above to ensure funds are available to meet obligations when due. The following table represents our long-term contractual obligations (scheduled principal payments and amounts due at maturity) as of December 31, 2021, excluding the effects of interest and debt issue costs (in thousands):

	Total		2022		2023	2024	2025	2026	Thereafter
Revolving line of credit	$110,900	(1)	$—	(1)	$—	$—	$110,900	$—	$—
Term loans	100,000		—		—	—	50,000	50,000	—
Senior unsecured notes	512,980	(2)	48,160	(2)	49,160	49,160	49,500	51,500	265,500
	$723,880		$48,160		$49,160	$49,160	$210,400	$101,500	$265,500
(1)	Subsequent to December 31, 2021, we borrowed $22,000 under our unsecured revolving line of credit. Accordingly, we have $132,900 outstanding and $267,100 available for borrowing under our unsecured revolving line of credit.

(2)	Subsequent to December 31, 2021, we paid $7,000 under our senior unsecured notes, accordingly we have $505,456 outstanding, net of debt issue costs, under our senior unsecured notes.

The following table represents our projected interest expense, excluding capitalized interest, amortization of debt issue costs and bank fees, as of December 31, 2021 (in thousands):

	Total	2022	2023	2024	2025	2026	Thereafter
Revolving line of credit	$9,072	$2,344	$2,344	$2,351	$2,033	$—	$—
Term loans	11,712	2,664	2,664	2,671	2,510	1,203	—
Senior unsecured notes	111,829	21,281	19,003	16,747	14,536	12,473	27,789
	$132,613	$26,289	$24,011	$21,769	$19,079	$13,676	$27,789

Also, see Item 8. FINANCIAL STATEMENTS— Note 11. Commitments and Contingencies for additional information regarding our contractual commitments.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks associated with changes in interest rates as they relate to our mortgage loans receivable and debt. Interest rate risk is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control.

We do not utilize forward or option contracts, or foreign currencies or commodities, or other types of derivative financial instruments-with exception of interest rate swaps- nor do we engage in “off-balance sheet” transactions. The purpose of the following disclosure is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of December 31, 2021.

Our future earnings, cash flows and estimated fair values relating to financial instruments are dependent upon prevalent market rates of interest, such as LIBOR or term rates of U.S. Treasury Notes. Changes in interest rates generally impact the fair value, but not future earnings or cash flows, of mortgage loans receivable and fixed rate debt. Our mortgage loans receivable and debt, such as our senior unsecured notes, are primarily fixed-rate instruments. Also, we entered into interest rate swap agreements to effectively lock-in the forecasted interest payments on our term loans which are based on LIBOR. For variable rate debt, such as our revolving line of credit, changes in interest rates generally do not impact the fair value, but do affect future earnings and cash flows.

At December 31, 2021, the fair value of our mortgage loans receivable using a 9.5% discount rate was approximately $405.2 million. A 1% increase in such rate would decrease the estimated fair value of our mortgage loans by approximately $30.0 million while a 1% decrease in such rate would increase their estimated fair value by approximately $34.4 million. At December 31, 2021, the fair value of our senior unsecured notes using a 3.0% discount rate for those maturing before year 2030 and 3.25% discount rate for those maturing at or beyond year 2030 was approximately $540.0 million. A 1% increase in such rate would decrease the estimated fair value of our senior unsecured notes by approximately $23.1 million while a 1% decrease in such rate would increase their estimated fair value by approximately $24.7 million. At December 31, 2021, the fair value of our notes receivable using a 5.6% discount rate approximately $28.7 million. A 1% increase in such rate would decrease the estimated fair value of our notes receivable by approximately $0.6 million. while a 1% decrease in such rate would increase their estimated fair value by approximately $0.7 million. These discount rates were measured based upon management’s estimates of rates currently prevailing for comparable loans available to us and instruments of comparable maturities.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of LTC Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LTC Properties, Inc. (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2022, expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Real Property Investments
Description of the Matter

At December 31, 2021, the carrying value of the Company’s real property investments was $1.0 billion. As discussed in Note 2 of the consolidated financial statements, the real estate investments are periodically evaluated for events or changes in circumstances that indicate the assets may be impaired or the carrying amount of the assets may not be recoverable. When impairment indicators are identified for real property investments, management calculates the undiscounted cash flows for the investment.

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

Collectability of Lease Payments
Description of the Matter

During 2021, the Company recognized rental income of $121.1 million and recorded a straight-line rent receivable of $24.1 million at December 31, 2021. As described in Note 2 to the consolidated financial statements, ASC 842 requires the Company to assess the probability of collecting substantially all of the contractual lease payments. If collectability of substantially all of the lease payments through maturity is not probable, all or a portion of the straight-line rent receivable and other lease receivables may be written off, and the rental income recorded during the period would be limited to lesser of the income that would have been recognized if collection were probable, and the lease payments received. During 2021, the Company recorded $0.8 million in write-offs of straight-line rent and other lease receivables.

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

Los Angeles, California
February 17, 2022

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2021	2020
ASSETS
Investments:
Land	$123,239	$127,774
Buildings and improvements	1,285,318	1,324,227
Accumulated depreciation and amortization	(374,606)	(349,643)
Real property investments, net	1,033,951	1,102,358

Mortgage loans receivable, net of loan loss reserve: 2021—$3,473; 2020—$2,592	344,442	257,251
Real estate investments, net	1,378,393	1,359,609
Notes receivable, net of loan loss reserve: 2021—$286; 2020—$146	28,337	14,465
Investments in unconsolidated joint ventures	19,340	11,340
Investments, net	1,426,070	1,385,414

Other assets:
Cash and cash equivalents	5,161	7,772
Debt issue costs related to bank borrowings	3,057	1,324
Interest receivable	39,522	32,746
Straight-line rent receivable	24,146	24,452
Lease incentives	2,678	2,462
Prepaid expenses and other assets	4,191	5,316
Total assets	$1,504,825	$1,459,486
LIABILITIES
Revolving line of credit	$110,900	$89,900
Term loans, net of debt issue costs: 2021-$637; 2020-$0	99,363	—
Senior unsecured notes, net of debt issue costs: 2021—$524; 2020—$658	512,456	559,482
Accrued interest	3,745	4,216
Accrued expenses and other liabilities	33,234	30,082
Total liabilities	759,698	683,680
EQUITY
Stockholders’ equity:
Common stock: $0.01 par value; 60,000 shares authorized; shares issued and outstanding: 2021—39,374; 2020—39,242	394	392
Capital in excess of par value	856,895	852,780
Cumulative net income	1,444,636	1,388,775
Accumulated other comprehensive loss	(172)	—
Cumulative distributions	(1,565,039)	(1,474,545)
Total LTC Properties, Inc. stockholders’ equity	736,714	767,402
Non-controlling interests	8,413	8,404
Total equity	745,127	775,806
Total liabilities and equity	$1,504,825	$1,459,486

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Rental income	$121,125	$126,094	$152,755
Interest income from mortgage loans	32,811	31,396	29,991
Interest and other income	1,386	1,847	2,558
Total revenues	155,322	159,337	185,304
Expenses:
Interest expense	27,375	29,705	30,582
Depreciation and amortization	38,296	39,071	39,216
Impairment charges	—	3,977	—
Provision (recovery) for credit losses	1,021	(3)	166
Transaction costs	4,433	299	365
Property tax expense	15,392	15,065	16,755
General and administrative expenses	21,460	19,710	18,453
Total expenses	107,977	107,824	105,537
Other operating income:
Gain on sale of real estate, net	7,462	44,117	2,106
Operating income	54,807	95,630	81,873
Gain from property insurance proceeds	—	373	2,111
Loss on unconsolidated joint ventures	—	(758)	—
Impairment loss from investments in unconsolidated joint ventures	—	—	(5,500)
Income from unconsolidated joint ventures	1,417	432	2,388
Net income	56,224	95,677	80,872
Income allocated to non-controlling interests	(363)	(384)	(346)
Net income attributable to LTC Properties, Inc.	55,861	95,293	80,526
Income allocated to participating securities	(458)	(422)	(391)
Net income available to common stockholders	$55,403	$94,871	$80,135

Earnings per common share:
Basic	$1.41	$2.42	$2.03
Diluted	$1.41	$2.42	$2.02

Weighted average shares used to calculate earnings per common share:
Basic	39,156	39,179	39,571
Diluted	39,156	39,264	39,759

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$56,224	$95,677	$80,872
Unrealized loss on cash flow hedges	(172)	—	—
Comprehensive income	$56,052	$95,677	$80,872

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per share amounts)

			Capital in	Cumulative			Total	Non-
	Common Stock		Excess of	Net	Accumulated	Cumulative	Stockholders’	controlling	Total
	shares	Amount	Par Value	Income	OCI	Distributions	Equity	Interests	Equity
Balance—December 31, 2018	39,657	$397	$862,712	$1,255,764	$—	$(1,293,383)	$825,490	$7,481	$832,971
Cumulative effect of the adoption of the ASC 842	—	—	—	(42,808)	—	—	(42,808)	—	(42,808)
Balance-as adjusted at January 1, 2019	39,657	397	862,712	1,212,956	—	(1,293,383)	782,682	7,481	790,163
Issuance of restricted stock	86		(7)	—	—	—	(7)	—	(7)
Net income	—	—	—	80,526	—	—	80,526	346	80,872
Stock-based compensation expense	—	—	6,566	—	—	—	6,566	—	6,566
Vesting of performance-based stock units	48	—	—	—	—	(301)	(301)	—	(301)
Stock option exercises	5	1	122	—	—	—	123	—	123
Non-controlling interest contributions	—	—	—	—	—	—	—	965	965
Non-controlling interest distributions	—	—	—	—	—	—	—	(309)	(309)
Common stock cash distributions ($2.28 per share)	—	—	—	—	—	(90,599)	(90,599)	—	(90,599)
Other	(44)	—	(2,047)	—	—	—	(2,047)	—	(2,047)
Balance—December 31, 2019	39,752	398	867,346	1,293,482	—	(1,384,283)	776,943	8,483	785,426
Repurchase of common stock	(616)	(6)	(18,006)	—	—	—	(18,012)	—	(18,012)
Issuance of restricted stock	101	1	(9)	—	—	—	(8)	—	(8)
Net income	—	—	—	95,293	—	—	95,293	384	95,677
Stock-based compensation expense	—	—	7,012	—	—	—	7,012	—	7,012
Vesting of performance-based stock units	82	—	—	—	—	(586)	(586)	—	(586)
Non-controlling interest distributions	—	—	—	—	—	—	—	(463)	(463)
Common stock cash distributions ($2.28 per share)	—	—	—	—	—	(89,676)	(89,676)	—	(89,676)
Other	(77)	(1)	(3,563)	—	—	—	(3,564)	—	(3,564)
Balance—December 31, 2020	39,242	392	852,780	1,388,775	—	(1,474,545)	767,402	8,404	775,806
Issuance of restricted stock	—	—	—	—	—	—	—	—	—
Net income	—	—	—	55,861	—	—	55,861	363	56,224
Stock-based compensation expense	—	—	7,760	—	—	—	7,760	—	7,760
Vesting of performance-based stock units, including the payment of distributions	109	1	(1)	—	—	(764)	(764)	—	(764)
Non-controlling interest contributions	—	—	—	—	—	—	—	9	9
Non-controlling interest distributions	—	—	—	—	—	—	—	(363)	(363)
Common stock cash distributions ($2.28 per share)	—	—	—	—	—	(89,730)	(89,730)	—	(89,730)
Cash paid for taxes in lieu of common shares	(87)	—	(3,573)	—	—	—	(3,573)	—	(3,573)
Fair market valuation adjustment for interest rate swap	—	—	—	—	(172)	—	(172)	—	(172)
Other	110	1	(71)	—	—	—	(70)	—	(70)
Balance—December 31, 2021	39,374	$394	$856,895	$1,444,636	$(172)	$(1,565,039)	$736,714	$8,413	$745,127

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES:
Net income	$56,224	$95,677	$80,872
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,296	39,071	39,216
Stock-based compensation expense	7,760	7,012	6,566
Impairment charges	—	3,977	5,500
Gain on sale of real estate, net	(7,462)	(44,117)	(2,106)
Loss on unconsolidated joint ventures	—	758	—
Income from unconsolidated joint ventures	(1,417)	(432)	(2,388)
Income distributions from unconsolidated joint ventures	—	432	2,991
Straight-line rental income	(467)	(1,778)	(4,487)
Adjustment for collectibility of rental income and lease incentives	758	23,214	1,926
Lease incentives funded	(824)	(220)	(387)
Amortization of lease incentives	608	426	385
Provision (recovery) for credit losses	1,021	(3)	166
Other non-cash items, net	972	1,033	1,016
Increase in interest receivable	(6,776)	(6,161)	(5,854)
(Decrease) increase in accrued interest payable	(471)	(767)	803
Net change in other assets and liabilities	2,962	(2,021)	(1,750)
Net cash provided by operating activities	91,184	116,101	122,469
INVESTING ACTIVITIES:
Investment in real estate properties	—	(13,581)	(58,414)
Investment in real estate developments	—	(16,699)	(20,524)
Investment in real estate capital improvements	(6,298)	(6,913)	(2,839)
Capitalized interest	—	(354)	(608)
Proceeds from sale of real estate, net	43,627	72,141	14,009
Investment in real estate mortgage loans receivable	(88,955)	(4,253)	(12,342)
Principal payments received on mortgage loans receivable	1,175	1,065	1,065
Investments in unconsolidated joint ventures	(5,676)	(8,520)	(472)
Proceeds from liquidation of investments in unconsolidated joint ventures	—	17,848	6,601
Advances and originations under notes receivable	(16,353)	(2,078)	(8,967)
Principal payments received on notes receivable	2,694	5,275	3,503
Net cash (used in) provided by investing activities	(69,786)	43,931	(78,988)
FINANCING ACTIVITIES:
Borrowings from revolving line of credit	204,400	24,000	107,900
Borrowings from term loans	100,000	—	—
Repayment of revolving line of credit	(183,400)	(28,000)	(126,000)
Proceeds from issuance of senior unsecured notes	—	—	100,000
Principal payments on senior unsecured notes	(47,160)	(40,160)	(33,667)
Stock repurchase plan	—	(18,012)	—
Stock option exercises	—	—	123
Distributions paid to stockholders	(90,494)	(90,262)	(90,899)
Contribution from non-controlling interests	9	—	965
Distributions paid to non-controlling interests	(363)	(463)	(309)
Financing costs paid	(3,358)	(35)	(61)
Cash paid for taxes in lieu of shares upon vesting of restricted stock and performance-based stock units	(3,573)	(3,564)	(2,047)
Other	(70)	(8)	(6)
Net cash used in financing activities	(24,009)	(156,504)	(44,001)
(Decrease) increase in cash, cash equivalents and restricted cash	(2,611)	3,528	(520)
Cash, cash equivalents and restricted cash, beginning of period	7,772	4,244	4,764
Cash, cash equivalents and restricted cash, end of period	$5,161	$7,772	$4,244

Supplemental disclosure of cash flow information:
Interest paid	$26,724	$29,443	$28,767

See accompanying notes.

1. The Company

LTC Properties, Inc. (“LTC”), a Maryland corporation, commenced operations on August 25, 1992. LTC is a real estate investment trust (“REIT”) that invests primarily in seniors housing and health care properties primarily through sale-leasebacks, mortgage financing, joint ventures and structured finance solutions including preferred equity and mezzanine lending. We conduct and manage our business as one operating segment, rather than multiple operating segments, for internal reporting and internal decision-making purposes. Our primary objectives are to create, sustain and enhance stockholder equity value and provide current income for distribution to stockholders through real estate investments in seniors housing and health care properties managed by experienced operators. Our primary seniors housing and health care property classifications include skilled nursing centers (“SNF”), assisted living communities (“ALF”), independent living communities (“ILF”), memory care communities (“MC”) and combinations thereof. We also invest in other (“OTH”) types of properties, such as land parcels, projects under development (“UDP”) and behavioral health care hospitals. ILF, ALF, MC and combinations thereof are included in the ALF classification.

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

Use of Estimates. Preparation of the consolidated financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Our most significant assumptions and estimates are related to the valuation of real estate, revenue recognition including the collectibility of tenant receivables and asset impairment.

Reference Rate Reform. In March 2020, the FASB issued the Accounting Standard Update (“ASU”) No. 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). This ASU provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is applicable for our borrowing instruments which use the London Interbank Offered Rate (“LIBOR”) as a reference rate and is effective immediately, however is only available through December 31, 2022. We have not adopted any of the optional expedients through December 31, 2021 but will continue to evaluate the possible adoption (including potential impact) of any such expedients or exceptions during the effective period as circumstances evolve.

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

During the fourth quarter of 2019 we sold a 170-bed skilled nursing center in our portfolio which was under a triple net master lease agreement. The property was evacuated in 2017 due to damages caused by hurricane and our operator provided us with insurance proceeds for remediation of the property. Upon sale of the property, we released our operator from its contractual obligation under the master lease to return the property back to its original condition, took possession of the remaining insurance proceeds of $2,111,000 and recorded this amount as Gain from property insurance proceeds on the Consolidated Statements of Income during the year ended December 31, 2019. Additionally, during 2020, we sold a 114-bed skilled nursing center in Texas and recorded a gain of $373,000 from insurance proceeds related to the property’s roof damage.

Mortgage Loans Receivable, Net of Loan Loss Reserve. Mortgage loans receivable we originate are recorded on an amortized cost basis.

Mezzanine Loans. In 2015 we strategically decided to allocate a portion of our capital deployment toward mezzanine loans to grow relationships with operating companies that have not typically utilized sale leaseback financing as a component of their capital structure. Mezzanine financing sits between senior debt and common equity in the capital structure, and typically is used to finance development projects or value-add opportunities on existing operational properties. We seek market-based, risk-adjusted rates of return typically between 7-12% with the loan term typically four to five years. Security for mezzanine loans can include all or a portion of the following credit enhancements; secured second mortgage, pledge of equity interests and personal/corporate guarantees. Mezzanine loans are recorded for GAAP purposes as either a loan, under notes receivable, or joint venture, under investment in unconsolidated JVs, depending upon specifics of the loan terms and related credit enhancements.

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

We evaluate our ADC arrangements first pursuant to Accounting Standard Codification (“ASC”) 810, Consolidation, to determine whether the ADC arrangement meets the definition of a VIE, as explained above, and whether we are the primary beneficiary. If the ADC arrangement is deemed to be a VIE but we are not the primary beneficiary, or if it is deemed to be a voting interest entity but we do not have a controlling financial interest, we account for our investment in the ADC arrangement using the equity method. Under the equity method, we initially record our investment at cost and subsequently recognize our share of net earnings or losses and other comprehensive income or loss, cash contributions made and distributions received, and other adjustments, as appropriate. Allocations of net income or loss may be subject to preferred returns or allocation formulas defined in operating agreements and may not be according to percentage ownership interests. In certain circumstances where we have a substantive profit-sharing arrangement which provides a priority return on our investment, a portion of our equity in earnings may consist of a change in our claim on the net assets of the underlying JV. Distributions of operating profit from the JVs are reported as part of operating cash flows, while distributions related to a capital transaction, such as a refinancing transaction or sale, are reported as investing activities. Currently we do not have any ADC arrangements.

We periodically perform evaluation of our investment in unconsolidated JVs to determine whether the fair value of each investment is less than the carrying value, and, if such decrease in value is deemed to be other-than-temporary, we write the investment down to its estimated fair value as of the measurement date.

Loan Loss Reserve. ASC 326, Financial Instruments- Credit Losses requires a forward looking “expected loss” model to be used for receivables, held-to-maturity debt, loans, and other instruments. When shared risk characteristics exist, ASC 326 requires a collective basis measurement of expected credit losses of the financial assets.

We adopted ASC 326 on January 1, 2020 and determined our Mortgage loans receivable and Notes receivable are within the scope of this ASU. We utilize the probability of default and discounted cash flow methods to estimate expected credit losses. Additionally, we stress-test the results to reflect the impact of unknown adverse future events including recessions. Upon adoption, we concluded that the adoption of ASC 326 did not have a material impact on our financial statements.

We elected not to measure an allowance for expected credit losses on accrued interest receivable under the expected credit loss standard as we have a policy in place to reserve or write off accrued interest receivable in a timely manner through our quarterly review of the loan and property performance. Therefore, we elected the policy to write off accrued interest receivable by reversing interest income and/or recognizing credit loss expense. As of December 31, 2021, the total balance of accrued interest receivable of $39,522,000 was not included in the measurement of expected credit loss. For the years ended December 31, 2021, 2020 and 2019, Company did not recognize any write-off related to accrued interest receivable.

Accrued incentives. As part of our acquisitions and/or amendments, we may commit to provide contingent payments to our sellers or lessees, upon the properties achieving certain rent coverage ratios. Typically, when the contingent payments are funded, cash rent will increase by the amount funded multiplied by a rate stipulated in the agreement. If it is deemed probable, the contingent payment is recorded as a liability at the estimate fair value calculated using a discounted cash flow analysis and accreted to the settlement amount of the estimated payment date. If the contingent payment is provided to the lessee, the estimated fair value is recorded as a lease incentive included in the Prepaid expenses and other assets line item in our Consolidated Balance Sheets and is amortized as a yield adjustment over the life of the lease. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The fair value of these contingent liabilities are evaluated on a quarterly basis based on changes in estimates of future operating results and changes in market discount rates.

Impairments. Assets that are classified as held-for-use are periodically evaluated for impairment when events or changes in circumstances indicate that the asset may be impaired or the carrying amount of the asset may not be recoverable through future undiscounted cash flows. Where indicators of impairment exist, the estimation required in the undiscounted future cash flow assumption includes management’s probability-weighting of various scenarios including whether the management modifies the lease with the existing operator versus identifying a replacement operator and the assumed market lease rate underlying projected future rental cash flows. In determining fair value, we use current appraisals or other third-party opinions of value and other estimates of fair value such as estimated discounted future cash flows. Based on our assessment, during the years ended December 31, 2021, 2020 and 2019, we recognized impairment charges of $0, $3,977,000 and $0, respectively, related to our real property investments.

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

Derivative Instruments. As of December 31, 2021, we had two interest rate swaps that were designated as cash flow hedges of interest rate risk with a total notional amount of $100,000,000. See Footnote 9. Debt Obligations within our consolidated financial statements for further detail on our interest rate swaps. We record cash flow hedges either as an asset or a liability measured at fair value. If hedge accounting is applied to a derivative instrument, the entire change in the fair value of the derivative designated and qualified as cash flow hedge is recorded in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. We estimate the fair value of our interest rate swaps using the assistance of a third-party using inputs that are observable in the market which include forward yield curves and other relevant information. Additionally, we are exposed to credit risk of the counterparty to our interest rate swap agreements in the event of non-performance under the terms of the agreements. Although we have determined that the majority of the inputs used to value our derivative instruments fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize level 3 inputs to evaluate the likelihood of default by us and our counterparties.

Revenue Recognition- Rental Income. Rental income from operating leases is generally recognized on a straight-line basis over the terms of the leases. Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of four methods depending on specific provisions of each lease as follows:

(i)	a specified annual increase over the prior year’s rent, generally between 2.0% and 3.0%;
(ii)	a calculation based on the Consumer Price Index;
(iii)	as a percentage of facility revenues in excess of base amounts or
(iv)	specific dollar increases.

The FASB does not permit recognition of contingent revenue until the contingencies have been resolved. Historically, we have not included contingent rents as income until received and will we continue our historical policy. During the years ended December 31, 2021, 2020 and 2019, we received $0, $111,000 and $464,000, respectively, of contingent rental income.

As a result of adopting ASC 842, Leases 2016-02 on January 1, 2019, using the modified retrospective transition approach, we evaluated the collectibility of our lease payments and determined that the level of collectibility certainty cannot be achieved for certain operators. Accordingly, we recognized a cumulative effect adjustment to equity of $42,808,000. Additionally, we now report real estate taxes that are reimbursed by our operators as Rental income with a corresponding Property tax expense in the Consolidated Statements of Income. Furthermore, we assess the collectibility of substantially all of our lease payments through maturity and if collectibility is not probable, all or a portion of our straight-line rent receivable and other lease receivables may be written off and the rental income during the period would be limited to the lesser of the income that would have been recognized if collection were probable, and the lease payments received. Our assessment of collectibility of leases includes evaluating the data and assumptions used in determining whether substantially all of the future lease payments were probable based on the lessee’s payment history, the financial strength of the lessees, future contractual rents, and the timing of expected payments.

In April 2020, the FASB staff released guidance regarding accounting for lease concessions in response to the novel coronavirus (“COVID-19”) pandemic. The FASB staff guidance indicates that lessors could elect an accounting policy to not evaluate whether rent concessions provided in response to the COVID-19 pandemic are lease modifications. When only the timing of payments is impacted by the rent deferrals, but the amount of the consideration is substantially the same as required by the original lease agreement, the FASB listed two methods for lessors to account for the rent deferrals. We elected to account for the rent deferrals as if there were no changes made to the lease agreement. Accordingly, we increased the lease receivable and continued to recognize income. We recognized the rent abatements given to the operators where we accrue rent on a straight-line basis, over the remaining life of those respective leases. Payments made to or on behalf of our lessees represent incentives that are deferred and amortized over the term of the lease on a straight-line basis.

Revenue Recognition- Interest Income. Interest income on mortgage loans is recognized using the effective interest method. We follow a policy related to mortgage interest whereby we consider a loan to be non-performing after 60 days of non-payment of amounts due and do not recognize unpaid interest income from that loan until the past due amounts have been received. Effective interest method, as required by GAAP, is a technique for calculating the actual interest rate for the term of a mortgage loan based on the initial origination value. Similar to the accounting methodology of straight-line rent, the actual interest rate is higher than the stated interest rate in the early years of the mortgage loan thus creating an effective interest receivable asset included in the Interest receivable line item in our Consolidated Balance Sheets and begins reducing down to zero when, at some point during the mortgage loan, the stated interest rate is higher than the actual interest rate. Exit fee income and commitment fee income are amortized over the life of the related loan.

Gains on sale of Real Estate, Net. Recognition of gains or losses from sales of investments in real estate requires that we:

a)	meet certain revenue recognition criteria in accordance with ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets; and
b)	transfer control of the real estate to the buyer.

The gain or loss recorded is measured as the difference between the sales price, less costs to sell, and the carrying value of the real estate when we sell it.

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

For Federal tax purposes, depreciation is generally calculated using the straight-line method over a period of 27.5 years. Earnings and profits, which determine the taxability of distributions to stockholders, use the straight-line method over 40 years for assets placed in service prior to 2018 and 30 years for assets placed in service after 2017. Both Federal taxable income and earnings and profits differ from net income for financial statement purposes principally due to the treatment of certain interest income, rental income, other expense items, impairment charges and the depreciable lives and basis of assets. At December 31, 2021, the net book basis of our depreciable assets exceeded our net tax basis by approximately $24,983,000 (unaudited), primarily due to faster depreciation for tax, and to differences previously mentioned above.

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

We may from time to time be assessed interest or penalties by certain tax jurisdictions. In the event we have received an assessment for interest and/or penalties, it has been classified in our Consolidated Statements of Income as General and administrative expenses.

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

Properties held-for-sale. Properties classified as held-for-sale on the Consolidated Balance Sheets include only those properties available for immediate sale in their present condition and for which management believes that it is probable that a sale of the property will be completed within one year. Properties held-for-sale are carried at the lower of cost or fair value less estimated selling costs. No depreciation expense is recognized on properties held-for-sale once they have been classified as such. Only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. We have not reclassified results of operations for properties disposed as discontinued operations as these disposals do not represent strategic shifts in our operations.

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

3. Major Operators

We have one operator from which we derive approximately 10% or more of our combined rental revenue and interest income from mortgage loans. The following table sets forth information regarding our major operator as of December 31, 2021:

	Number of		Number of		Percentage of
			SNF	ALF	Total	Total
Operator	SNF	ALF	Beds	Units	Revenue (1)	Assets (2)
Prestige Healthcare (3)	24	—	2,845	93	21.3%	17.6%
(1)	Includes rental income from owned properties and interest income from mortgage loans as of December 31, 2021.

(2)	Represents the net carrying value of the mortgage loans and properties we own divided by the Total assets on the Consolidated Balance Sheets.

(3)	The majority of the revenue derived from this operator relates to interest income from mortgage loans.

Our financial position and ability to make distributions may be adversely affected if Prestige Healthcare, or any of our lessees and borrowers face financial difficulties, including any bankruptcies, inability to emerge from bankruptcy, insolvency, or general downturn in business of any such operator, impact upon services or occupancy levels due to COVID-19, or in the event any such operator does not renew and/or extend its relationship with us.

4. Supplemental Cash Flow Information

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Non-cash investing and financing transactions:
Mortgage loans receivable reserve withheld at origination (Footnote 5)	$298	$—	$—
Preferred return reserve related to investment in unconsolidated joint ventures (Footnote 6)	2,324	2,878	—
Notes receivable reserve withheld at origination (Footnote 7)	353	—	—
Reclassification of notes receivable to lease incentives (Footnote 7)	—	300	200
Change in fair value of interest rate swaps (Footnote 9 )	172	—	—

5. Real Estate Investments

Owned Properties. As of December 31, 2021, we owned 153 health care real estate properties located in 26 states and consisting of 102 ALFs, 50 SNFs and 1 behavioral health care hospital. These properties are operated by 30 operators.

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

During 2018, Senior Care Centers, LLC and affiliates and subsidiaries (“Senior Care”) filed for Chapter 11 bankruptcy. During 2019, while in bankruptcy, Senior Care assumed LTC’s master lease and in March 2020, Senior Care emerged from bankruptcy. Concurrent with their emergence from bankruptcy, in accordance with the order confirming Senior Care’s plan of reorganization, Abri Health Services, LLC (“Abri Health”) was formed as the parent company of reorganized Senior Care and became co-tenant and co-obligor with reorganized Senior Care under our master lease. In March 2021, Senior Care and Abri Health (collectively, “Lessee”) defaulted on payment obligations owed under the master lease. Accordingly, we sent a notice of default and applied proceeds from letters of credit to certain obligations owed under the master lease. Furthermore, we sent the Lessee a notice of termination of the master lease to be effective April 17, 2021. On April 16, 2021, the Lessee filed for Chapter 11 bankruptcy. In August 2021, the United States Bankruptcy Court approved a settlement agreement between the Lessee and LTC. The settlement provided for, among other things, a one-time payment of $3,250,000 from LTC to the affiliates of the Lessee which we expensed as transaction costs and paid in 2021.

Depreciation expense on buildings and improvements, including properties classified as held-for-sale, was $38,192,000, $38,945,000, and $39,094,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

Future minimum base rents receivable under the remaining non-cancelable terms of operating leases excluding the effects of straight-line rent, amortization of lease inducement and renewal options are as follows (in thousands):

Cash
Rent (1)
2022	116,816
2023	102,465
2024	104,813
2025	85,351
2026	68,747
Thereafter	255,990
(1)	Represents contractual cash rent, except for certain master leases which are based on estimated cash payments and the Senior Care and Abri Health master lease.

We monitor the collectibility of our receivable balances, including deferred rent receivable balances, on an ongoing basis. We write-off uncollectible operator receivable balances, including straight-line rent receivable and lease incentives balances, as a reduction to rental income in the period such balances are no longer probable of being collected. Therefore, recognition of rental income is limited to the lesser of the amount of cash collected or rental income reflected on a straight-line basis for those customer receivable balances deemed uncollectible. As of December 31, 2021, we have 19 operators that are being accounted for on a cash-basis representing approximately 52.6% of our rental income for the year ended December 31, 2021. We wrote-off straight-line rent receivable and lease incentives balances of $758,000, $23,214,000 and $1,926,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

The following table summarizes components of our rental income for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
Rental Income	2021		2020		2019
Base cash rental income	$107,692	(1)	$132,789		$134,117
Variable cash rental income	14,332	(2)	15,167	(2)	16,462	(1)
Straight-line rent	467	(3)	1,778	(3)	4,487	(2)
Adjustment for collectibility of rental income and lease incentives	(758)	(4)	(23,214)	(4)	(1,926)	(4)
Amortization of lease incentives	(608)		(426)		(385)
Total	$121,125		$126,094		$152,755
(1)	Decreased primarily due to defaults of payments for lease obligations from Senior Lifestyle Corporation (“Senior Lifestyle”) and Senior Care and Abri Health, abated and deferred rent and reduced rent from a sold property. This decrease was partially offset by increased rent from re-leasing 18 properties previously leased to Senior Lifestyle, completion of development projects and contractual rent increases.

(2)	The variable rental income for the years ended December 31, 2021, 2020 and 2019 includes contingent rental income of $0, $111 and $464, respectively. Additionally, the variable rental income for the years ended December 31, 2021, 2020 and 2019 includes reimbursement of real estate taxes by our lessees.

(3)	Decreased due to more leases accounted for on a cash basis.

(4)	Represents straight-line rent receivable and lease incentives write-offs.

Some of our lease agreements provide purchase options allowing the lessees to purchase the properties they currently lease from us. The following table summarizes information about purchase options included in our lease agreements (dollar amount in thousands):

	Type	Number
	of	of	Gross	Carrying	Option
State	Property	Properties	Investments	Value	Window
California	ALF/MC	2	$38,895	$34,660	2024-2029
California	ALF	2	31,814	17,034	2021-TBD	(1)
Colorado	ALF	1	6,764	5,338	2022-2026
Florida	MC	1	15,201	12,956	2028-2029
Kentucky and Ohio	MC	2	30,421	26,595	2028-2029
Nebraska	ALF	3	7,633	3,188	TBD	(2)
Texas	MC	2	25,265	23,095	2021-2027
South Carolina	ALF/MC	1	11,680	9,632	2028-2029
Total			$167,673	$132,498
(1)	The option window ending date will be either 24 months or 48 months after the option window commences, based on certain contingencies. Subsequent to December 31, 2021, the current operator of the ALFs with a total of 232 units exercised the purchase option under their lease for approximately $43,700.

(2)	Subject to the properties achieving certain coverage ratios.

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, and on March 13, 2020, the United States declared a national emergency with regard to COVID-19. At December 31, 2021, in conjunction with the continued levels of uncertainty related to the adverse effects of COVID-19, we assessed the probability of collecting substantially all of our lease payments through maturity and concluded that we did not have sufficient information available to evaluate the impact of COVID-19 on the collectibility of our lease payments. The extent to which COVID-19 could impact our operators and the collectibility of our future lease payments will depend on the future developments including the financial impact significance, government support and subsidies and the duration of the pandemic.

In recognition of the pandemic impact affecting our operators, we have agreed to rent abatements totaling $3,359,000 and rent deferrals, net of repayments, for certain operators totaling $4,639,000 during the year ended December 31, 2021. The $7,998,000 in rent abatements and deferrals, net of repayments, during the year ended December 31, 2021, represented approximately 5.1% of our contractual rent for the year ended December 31, 2021. Additionally, we proactively reduced 2021 rent and interest escalations by 50% to support eligible operators during the continuing COVID-19 crisis. The rent and interest escalation reductions were given in the form of a rent and interest credit in recognition of operators’ increased costs due to COVID-19. We have elected to recognize the rent credits given to the eligible operators where we accrue rent on a straight-line basis over the remaining life of those respective leases. During the year ended December 31, 2021, we recognized a decrease of $528,000 of GAAP revenue and $1,337,000 of cash revenue.

Acquisitions. The following table summarizes our acquisitions for the years ended December 31, 2021 through 2019 (dollar amounts in thousands):

				Total	Number	Number
		Purchase	Transaction	Acquisition	of	of
Year	Type of Property	Price	Costs	Costs	Properties	Beds/Units
2021	n/a	$—	$—	$—	—	—

2020	Skilled Nursing (1)	$13,500	$81	$13,581	1	140

2019	Assisted Living (2)	$35,719	$315	$36,034	3	230
	Skilled Nursing (3)	19,500	97	19,597	1	90
	Land (4)	2,732	51	2,783	—	—
Total 2019		$57,951	$463	$58,414	4	320
(1)	We acquired a SNF located in Texas.

(2)	We entered into a JV (consolidated on our financial statements) to purchase an existing operational 74-unit ALF/MC community. The non-controlling partner contributed $919 of equity and we contributed $15,976 in cash. Our economic interest in the real estate JV is approximately 95%. Additionally, we acquired an 80-unit MC and a 76-unit ALF/MC in Michigan for an aggregate purchase price of $19,000.

(3)	We acquired a newly constructed 90-bed SNF located in Missouri.

(4)	We acquired a parcel of land adjacent to an existing SNF in California. Additionally, we acquired a parcel of land and committed to develop a 90-bed SNF in Missouri. The commitment totals approximately $17,400.

For further discussion related to the JV transactions discussed above and our partnerships and non-controlling interests, see Note 10. Equity.

Developments and Improvements. During the years ended December 31, 2021, 2020 and 2019, we invested the following in development and improvement projects (in thousands):

	Year Ended December 31,
	2021		2020		2019
Type of Property	Developments	Improvements	Developments	Improvements	Developments	Improvements
Assisted Living Communities	$—	$5,846	$4,491	$6,842	$14,088	$2,544
Skilled Nursing Centers	—	452	12,208	71	6,436	—
Other	—	—	—	—	—	295
Total	$—	$6,298	$16,699	$6,913	$20,524	$2,839

Completed Projects. The following table summarizes our completed development projects during the years ended December 31, 2021, 2020 and 2019 (dollar amounts in thousands):

	Number	Type	Number
	of	of	of		Total
Year	Properties	Property	Beds/Units	State	Investment
2021	—	n/a	—	n/a	$—

2020	1	ALF/MC	78	Oregon	$18,447
	1	SNF	90	Missouri	16,587
Total 2020	2		168		$35,034

2019	1	SNF	143	Kentucky	$24,974
	1	ILF/ALF/MC	110	Wisconsin	21,999
Total 2019	2		253		$46,973

Property Sales. The following table summarizes property sales during the years ended December 31, 2021 through 2019 (dollar amounts in thousands):

		Type	Number	Number
		of	of	of	Sales	Carrying	Net
Year (1)	State	Properties	Properties	Beds/Units	Price	Value	Gain (loss) (2)
2021	n/a	n/a	—	—	$—	$—	$363	(3)
	Florida	ALF	1	—	2,000	2,626	(858)
	Nebraska	ALF	1	40	900	1,079	(200)
	Washington	SNF	1	123	7,700	4,513	2,562
	Wisconsin	ALF	3	263	35,000	28,295	5,595
Total 2021			6	426	$45,600	$36,513	$7,462

2020	n/a	n/a	—	—	$—	$—	$129	(3)
	Arizona	SNF	1	194	12,550	2,229	10,293
	Colorado	SNF	3	275	15,000	4,271	10,364
	Iowa	SNF	7	544	14,500	4,886	9,051
	Kansas	SNF	3	250	9,750	7,438	1,993
	Texas	SNF	7	1,148	23,000	10,260	12,287
Total 2020			21	2,411	$74,800	$29,084	$44,117

2019	n/a	n/a	—	—	$—	$—	$500	(4)
	Arizona, Georgia and Texas	SNF	3	478	15,310	8,995	5,556
	Texas	ALF	1	140	1	3,830	(3,950)
Total 2019			4	618	$15,311	$12,825	$2,106

(1)	Subsequent to December 31, 2021, an operator of two ALFs in California with a total of 232 units exercised the purchase option under their lease for approximately $43,700. The communities have a gross book value of $31,800 and a net book value of $17,000 Additionally, we entered into an agreement with the current operator to sell a 74-unit ALF in Virginia for $16,900. The community has a gross value of $16,900 and a net book value of $15,700. In connection with the sale, the current operator will pay a $1,200 lease termination fee.

(2)	Calculation of net gain (loss) includes cost of sales.

(3)	We recognized additional gain due to the reassessment adjustment of the holdbacks related to properties sold during 2020 and 2019.

(4)	Gain recognized due to the receipt of funds held in escrow related to a portfolio of six ALFs sold during the second quarter of 2018.

Mortgage Loans. The following table summarizes our investments in mortgage loans secured by first mortgages at December 31, 2021 (dollar amounts in thousands):

				Type	Percentage	Number of					Investment
			Gross	of	of				SNF	ALF	per
Interest Rate	Maturity	State	Investment	Property	Investment	Loans (1)	Properties (2)		Beds	Units	Bed/Unit
7.5%	2022	MO	$1,780	OTH	0.5%	1	—	(3)	—	—	$ n/a
7.5%	2024	LA	27,101	SNF	7.8%	1	1		189	—	$143.39
7.8%	2025	FL	11,880	ALF	3.4%	1	1		—	68	$174.71
7.3%	2025	NC/SC	48,006	ALF	13.8%	1	13		—	523	$91.79
10.4% (4)	2043	MI	185,358	SNF	53.3%	1	15		1,875	—	$98.86
9.5% (4)	2045	MI	39,140	SNF	11.2%	1	4		501	—	$78.12
9.6% (4)	2045	MI	19,750	SNF	5.7%	1	2		205	—	$96.34
9.6% (4)	2045	MI	14,900	SNF	4.3%	1	1		146	—	$102.05
Total			$347,915		100.0%	8	37		2,916	591	$99.21
(1)	Some loans contain certain guarantees and/or provide for certain facility fees.

(2)	Our mortgage loans are secured by properties located in six states with five borrowers.

(3)	Represents a mortgage loan secured by a parcel of land for the future development of a 91-bed post-acute SNF.

(4)	Mortgage loans provide for 2.25% annual increases in the interest rate after a certain time period.

The following table summarizes our mortgage loan activity for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021		2020		2019
Originations and funding under mortgage loans receivable	$88,955	(1)	$4,253	(2)	$12,342	(3)
Application of interest reserve	298		—		—
Scheduled principal payments received	(1,175)		(1,065)		(1,065)
Mortgage loan premium amortization	(6)		(4)		(4)
Provision for loan loss reserve	(881)		(32)		(113)
Net increase in mortgage loans receivable	$87,191		$3,152		$11,160
(1)	During 2021, we funded the following:
a.	$1,638 mortgage loan secured by a parcel of land for the future development of a 91-bed post-acute SNF in Missouri and withheld an interest reserve of $142. The mortgage loan term is one year at a yield of 7.5%;
b.	$27,047 mortgage loan secured by a 189-bed skilled nursing center in Louisiana with a regional operator new to us. The mortgage loan has a three-year term with one 12-month extension option and a yield of 7.5%;
c.	$11,724 mortgage loan secured by a 68-unit assisted living and memory care community in Florida operated by a regional operator new to us. At origination, we withheld an interest reserve of $806 and applied $156 of the reserve during 2021. The mortgage loan term is approximately 4 years at a 7.75% yield and includes an additional $4,177 loan commitment for the construction of a memory care addition to the property to be funded at a later date subject to satisfaction of various conditions;
d.	$48,006 mortgage loan for the purchase of a 13-property seniors housing portfolio located in North (12) and South Carolina (1). The communities are operated by an existing LTC operator. At origination, we withheld an interest reserve of $4,496. The loan term is 4 years at a 7.25% yield and includes a commitment of $6,097 for capital improvements and $650 for working capital; and

e.	$540 additional capital funding under our existing mortgage loans.

(2)	During 2020, we funded an additional $2,000 under and existing mortgage loan. The incremental funding bears interest at 8.89% escalating by 2.25% thereafter.

(3)	During 2019, we funded an additional $7,500 under an existing mortgage loan. The incremental funding bears interest at 9.41% fixed for two years and escalating by 2.25% thereafter.

At December 31, 2021 and 2020 the carrying values of the mortgage loans were $344,442,000 and $257,251,000, respectively. Scheduled principal payments on mortgage loan receivables are as follows (in thousands):

Scheduled
Principal
2022	$2,955
2023	1,175
2024	28,222
2025	61,061
2026	1,175
Thereafter	253,327
Total	$347,915

6. Investments in Unconsolidated Joint Ventures

We had a preferred equity investment in an unconsolidated joint venture that owned four communities located in Arizona, providing independent living, assisted living and memory care services. During 2019, the JV signed a contract to sell the four properties comprising the JV. Accordingly, based on the information available to us, we performed a recoverability test on the carrying value of our preferred equity investment and concluded that a portion of our preferred equity investment would not be recoverable. Therefore, we recorded $5,500,000 other-than-temporary impairment loss from investment in unconsolidated joint ventures and wrote our preferred equity investment down to the amount of expected proceeds. Upon sale of the four properties comprising the JV during the year ended December 31, 2020, we received liquidation proceeds totaling $17,848,000 and incurred an additional $758,000 of loss.

During 2020, we provided preferred capital contribution commitments to two joint ventures. We determined that each of these JVs meets the accounting criteria to be considered a VIE. We are not the primary beneficiary of the VIEs as we do not have both: 1) the power to direct the activities that most significantly affect the VIE’s economic performance, and 2) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. However, we do have significant influence over the JVs. Therefore, we accounted for the joint venture investments using the equity method of accounting. The following table provides information regarding these preferred equity investments (dollar amounts in thousands):

	Type	Type		Total	Contractual	Number
	of	of		Preferred	Cash	of	Carrying
State	Properties	Investment		Return	Portion	Beds/ Units	Value
Washington	ALF/MC	Preferred Equity	(1)	12%-14%	7%	—	$6,340	(1)
Washington	UDP	Preferred Equity	(2)	12%	8%	—	13,000	(2)
Total						—	$19,340
(1)	Invested $6,340 of preferred equity in an entity that for development a 95-unit ALF/MC in Washington. Our investment represents 15.5% of the estimated total investment. The preferred equity investment earns an initial cash rate of 7% increasing to 9% in year four until the internal rate of return (“IRR”) is 8%. After achieving an 8% IRR, the cash rate drops to 8% with an IRR ranging between 12% to 14%, depending upon timing of redemption. During the fourth quarter of 2021, the entity completed the development project and received its certificate of occupancy.

(2)	Entered into a preferred equity agreement in an entity that will develop and own a 267-unit ILF/ALF in Washington with a total investment commitment of $13,000. The preferred equity investment earns an initial cash rate of 8% with an IRR of 12%. Our investment represents 11.6% of the estimated total investment.

The following table summarizes our capital contributions, income recognized, and cash interest received related to our investments in unconsolidated joint ventures during the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Type
	of		Capital	Income	Cash Interest
Year	Properties		Contribution	Recognized	Earned
2021	ALF/MC	(1)	$—	$450	$412
	UDP	(2)	8,000	967	880
Total			$8,000	$1,417	$1,292

2020	ALF/MC/ILF	(3)	$58	$231	$231
	UDP	(1)	6,340	169	169
	UDP	(2)	5,000	32	32
Total			$11,398	$432	$432

2019	ALF/MC/ILF	(3)	$472	$1,029	$1,580
	ALF/IL/MC	(4)	—	955	979
	ALF/MC	(5)	—	404	432
Total			$472	$2,388	$2,991
(1)	During the third quarter of 2020, we provided a total preferred equity investment of $6,340 to a JV for the development of a 95-unit ALF and MC. During the fourth quarter of 2021, the entity completed the development project. We withheld a total of $1,425 related to this preferred equity investment.

(2)	During 2020, we entered into a preferred equity agreement in an entity that will develop and own a 267-unit ILF/ALF in Washington with a total investment commitment of $13,000. During the years ended December 30, 2021 and 2020, we withheld $2,324 and $1,453, respectively, a total of $3,777 related to this preferred equity investment.

(3)	Relates to our preferred equity investment in an entity that owned four ALFs in Arizona discussed above with a total preferred return of 15%. During the year ended December 31, 2020, the properties comprising the JV were sold.

(4)	We had a $2,900 mezzanine loan commitment for a 99-unit seniors housing community in Florida with a total preferred return of 15%. The mezzanine loan was an ADC arrangement which we determined it to have characteristics similar to a jointly-owned arrangement and recorded it as an unconsolidated joint venture. Since interest payments were deferred and no interest was recorded for the first twelve months of the loan, we used the effective interest method in accordance with GAAP to recognize interest income and recorded the difference between the effective interest income and cash interest income to the loan principal balance. During the third quarter of 2019, the mezzanine loan was paid off.

(5)	We had a $3,400 mezzanine loan commitment for the development of a 127-unit seniors housing community in Florida with a total preferred return of 15%. The mezzanine loan was an ADC arrangement which we determined it to have characteristics similar to a jointly-owned arrangement and recorded it as an unconsolidated joint venture. During the first quarter of 2019, the mezzanine loan was paid off.

7. Notes Receivable

Notes receivable consists of mezzanine loans and other loan arrangements. The following table is a summary of our notes receivable components at December 31, 2021 and 2020 (in thousands):

	At December 31,
	2021	2020
Mezzanine loans	$11,815	$8,445
Other loans (1)	16,808	6,166
Notes receivable loan loss reserve	(286)	(146)
Total	$28,337	$14,465
(1)	Subsequent to December 31, 2021, we funded an additional $5,750 under the HMG Healthcare, LLC (“HMG”) working capital loan.

The following table summarizes our notes receivable activity for the years ended December 31, 2021 through 2019 (in thousands):

	Year Ended December 31,
	2021		2020		2019
Advances under notes receivable	$16,353	(1)	$2,078		$8,967	(2)
Interest reserve withheld	353		—		—
Principal payments received under notes receivable	(2,694)		(5,275)		(3,503)
Reclassified to lease incentives	—		(300)	(3)	(200)	(3)
Notes receivable reserve	(140)		35		(52)
Net increase (decrease) in notes receivable	$13,872		$(3,462)		$5,212
(1)	Funding under working capital notes and mezzanine loans with interest ranging between 4.0% and 8.0% and maturities between 2022 and 2031. During 2021, we originated a $4,355 mezzanine loan and withheld a $353 interest reserve. The mezzanine loan has a three-year term with two 12-month extensions. The initial rate is 8.0% for the first 18 months increasing to 10.5% thereafter with an 10.5% IRR. Additionally, we provided the operator a $25,000 secured working capital loan maturing in September 2022 to facilitate the transition of the 11 properties from Senior Care and Abri Health. During 2021, we funded $9,900 under this working capital loan and funded an additional $5,750 subsequent to December 31, 2021.

(2)	During 2019, we originated a $6,800 mezzanine loan commitment for the development of a 204-unit ILF/ALF/MC in Georgia. The mezzanine loan has a five-year term and a 12.0% return, a portion of which is paid in cash, and the remaining portion of which is deferred during the first 46 months. Additionally, we originated a $1,400 note agreement, funding $1,304 with a commitment to fund $96. The note bears interest at 7.0%. Further, we originated a $550 note agreement, funding $500 with a commitment to fund $50. The note bears interest at 7.5%

(3)	Represents an interim working capital loan related to a development project which matured upon completion of the development project and commencement of the lease.

8. Lease Incentives

The following table summarizes lease incentives as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Non-contingent lease incentives	$2,678	$2,462

The following table summarizes our lease incentive activity for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021		2020				2019
	Funding	Amortization	Funding	Amortization	Adjustment		Funding	Amortization	Adjustment
Non-contingent lease incentives	$824	$(608)	$220	$(426)	$115	(1)	$387	$(385)	$(11,893)	(2)
(1)	We reclassified a $300 interim working capital loan as lease incentive. See Note 7. Notes Receivable for further discussion. Additionally, we wrote-off $185 of lease incentive related to a master lease for which we determined it was not probable we will collect substantially all of the contractual lease obligations through maturity. See Note 5. Real Estate Investments for further discussion.

(2)	In accordance with ASC 842 lease standard adopted on January 1, 2019, we wrote-off $12,093 of lease incentives related to leases for which we determined it is not probable we will collect substantially all of the contractual lease obligation through maturity. See Note 2. Summary of Significant Accounting Policies for further discussion. Additionally, we reclassified a $200 interim working capital loan as lease incentive. See Note 7. Notes Receivable for further discussion.

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

9. Debt Obligations

Unsecured Credit Facility. We had an unsecured credit agreement (the “Original Credit Agreement”) that provided for a revolving aggregate commitment of the lenders of up to $600,000,000 with the opportunity to increase the commitment size of the credit agreement up to a total of $1,000,000,000. The Original Credit Agreement’s maturity was on June 27, 2022 and provided for a one-year extension option at our discretion, subject to customary conditions.

In advance of expiration of the Original Credit Agreement, during the fourth quarter of 2021, we entered into the Third Amended and Restated credit agreement (the “Credit Agreement”) to replace the Original Credit Agreement. The Credit Agreement decreased the aggregate commitment of the lenders under the Original Credit Agreement to $500,000,000 comprised of a $400,000,000 revolving credit facility (the “Revolving Line of Credit”) and two $50,000,000 term loans (the “Term Loans”). The Credit Agreement permits us to request increases to the Revolving Line of Credit and Term Loans commitments up to a total of $1,000,000,000, extends the maturity of the Revolving Line of Credit to November 19, 2025 and provides for a one-year extension option at our discretion, subject to customary conditions. The Term Loans mature on November 19, 2025 and November 19, 2026.

Based on our leverage at December 31, 2021, the Revolving Line of Credit provides for interest annually at LIBOR plus 115 points and a facility fee of 20 basis point and the Term Loans provide for interest annually at LIBOR plus 135 points.

At December 31, 2021 and 2020, we were in compliance with all covenants. Financial covenants contained in the Credit Agreement, which are measured quarterly, require us to maintain, among other things:

(i)	a ratio of total indebtedness to total asset value not greater than 0.5 to 1.0;
(ii)	a ratio of secured debt to total asset value not greater than 0.35 to 1.0;
(iii)	a ratio of unsecured debt to the value of the unencumbered asset value not greater than 0.6 to 1.0; and
(iv)	a ratio of EBITDA, as calculated in the Unsecured Credit Agreement, to fixed charges not less than 1.50 to 1.0.

Interest Rate Swap Agreements. In connection with entering into the Term Loans as discussed above, we entered into two receive variable/pay fixed interest rate swap agreements (“Interest Rate Swaps”) with maturities of November 19, 2025 and November 19, 2026, respectively, that will effectively lock-in the forecasted interest payments on the Term Loans’ borrowings over the four and five year terms of the loans. The Interest Rate Swaps are considered cash flow hedges and are recorded on our Consolidated Balance Sheets at fair value, with changes in the fair value of these instruments recognized in Accumulated other comprehensive income (loss) on our Consolidated Balance Sheets. During the three months ended December 31, 2021, we recorded $172,000 decrease in fair value of Interest Rate Swaps.

As of December 31, 2021, the terms of our Interest Rate Swaps are as follows (dollar amounts in thousands):

				Notional
Date Entered	Maturity Date	Swap Rate	Rate Index	Amount	Fair Value
November 2021	November 19, 2025	2.56%	1-month LIBOR	$50,000	$(38)
November 2021	November 19, 2026	2.69%	1-month LIBOR	50,000	(134)
				$100,000	$(172)

Senior Unsecured Notes. We have senior unsecured notes held by institutional investors with interest rates ranging from 3.85% to 5.03%. The senior unsecured notes mature between 2024 and 2032. The following table sets forth information regarding debt obligations by component as of December 31, 2021 and 2020 (dollar amounts in thousands):

		At December 31, 2021		At December 31, 2020
	Applicable		Available		Available
	Interest	Outstanding	for	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing	Balance	Borrowing
Revolving line of credit (2)	1.36%	$110,900	$289,100	$89,900	$510,100
Term loans, net of debt issue costs	2.63%	99,363	—	n/a	n/a
Senior unsecured notes, net of debt issue costs (3)	4.35%	512,456	—	559,482	—
Total	3.65%	$722,719	$289,100	$649,382	$510,100
(1)	Represents weighted average of interest rate as of December 31, 2021.

(2)	Subsequent to December 31, 2021, we borrowed $22,000 under our Revolving Line of Credit. Accordingly, we have $132,900 outstanding and $267,100 available for borrowing under our Revolving Line of Credit.

(3)	Subsequent to December 31, 2021, we paid $7,000 under our senior unsecured notes, accordingly we have $505,456 outstanding, net of debt issue costs, under our senior unsecured notes.

Our borrowings and repayments for the years ended December 31, 2021, 2020 and 2019 are as follows (in thousands):

	Year Ended December 31,
	2021				2020		2019
Debt Obligations	Borrowings		Repayments		Borrowings	Repayments	Borrowings		Repayments
Revolving line of credit	$204,400	(1)	$(183,400)		$24,000	$(28,000)	$107,900		$(126,000)
Term loans	100,000		—		n/a	n/a	n/a		n/a
Senior unsecured notes	—		(47,160)	(2)	—	(40,160)	100,000	(3)	(33,667)
Total	$304,400		$(230,560)		$24,000	$(68,160)	$207,900		$(159,667)
(1)	Subsequent to December 31, 2021, we borrowed $22,000 under our Revolving Line of Credit. Accordingly, we have $132,900 outstanding and $267,100 available for borrowing under our Revolving Line of Credit.

(2)	Subsequent to December 31, 2021, we paid $7,000 under our senior unsecured notes, accordingly we have $505,456 outstanding, net of debt issue costs, under our senior unsecured notes.

(3)	During the fourth quarter of 2019, we sold $100,000 senior unsecured notes to a group of institutional investors, which included Prudential, in a private placement transaction. The notes bear interest at an annual rate of 3.85%, have scheduled principal payments and mature on October 20, 2031.

Scheduled Principal Payments. The following table represents our long-term contractual obligations (scheduled principal payments and amounts due at maturity) as of December 31, 2021, and excludes the effects of interest and debt issue costs (in thousands):

	Total		2022		2023	2024	2025		2026	Thereafter
Revolving line of credit	$110,900	(1)	$—		$—	$—	$110,900	(1)	$—	$—
Term loans	100,000		—		—	—	50,000		50,000	—
Senior unsecured notes	512,980	(2)	48,160	(2)	49,160	49,160	49,500		51,500	265,500
	$723,880		$48,160		$49,160	$49,160	$210,400		$101,500	$265,500
(1)	Subsequent to December 31, 2021, we borrowed $22,000 under our unsecured revolving line of credit. Accordingly, we have $132,900 outstanding and $267,100 available for borrowing under our unsecured revolving line of credit.

(2)	Subsequent to December 31, 2021, we paid $7,000 under our senior unsecured notes, accordingly we have $505,456 outstanding, net of debt issue costs, under our senior unsecured notes.

10. Equity

Non-controlling Interests. During 2019 and prior, we entered into partnerships to develop and/or own real estate. Given that our limited members do not have the substantive kick-out rights, liquidation rights, or participation rights, we have concluded that the partnerships are VIEs. Since we exercise power over and receive benefits from the VIEs, we are considered the primary beneficiary. Accordingly, we consolidate the VIEs and record the non-controlling interests at cost. As of December 31, 2021, we have the following consolidated VIEs (in thousands):

				Gross
Investment		Property		Consolidated	Non-Controlling
Year	Purpose	Type	State	Assets	Interests
2019	Owned real estate	ALF/MC	VA	$16,895	$919
2018	Owned real estate	ILF	OR	14,400	2,857
2018	Owned real estate and development	ALF/MC	OR	18,447	1,091
2017	Owned real estate and development	ILF/ALF/MC	WI	22,007	2,305
2017	Owned real estate	ALF/MC	SC	11,680	1,241
Total				$83,429	$8,413

Common Stock. We have separate equity distribution agreements (collectively, “Equity Distribution Agreements”) to offer and sell, from time to time, up to $200,000,000 in aggregate offering price of shares of our common stock. During the years ended December 31, 2021, 2020 and 2019, no shares were issued under the Equity Distribution Agreements. Accordingly, we had $200,000,000 available under the Equity Distribution Agreements.

During the years 2021, 2020 and 2019, we acquired 87,249 shares, 76,574 shares and 45,030 shares, respectively, of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

Stock Repurchase Plan. On March 2020, our Board of Directors authorized the repurchase of up to 5,000,000 outstanding shares of common stock. Due to the rising level of uncertainty in financial markets and the adverse effects of COVID-19 on the public health and our operators, our Board of Directors terminated the stock repurchase plan on March 25, 2020. During the year ended December 31, 2020, we purchased 615,827 shares at an average price of $29.25 per share, including commissions, for a total purchase price of $18,012,000.

Shelf Registration Statement. We have an automatic shelf registration statement on file with the SEC, and currently have the ability to file additional automatic shelf registration statements, to provide us with capacity to offer an indeterminate amount of common stock, preferred stock, warrants, debt, depositary shares, or units. We may from time to time publicly raise capital under our automatic shelf registration statement in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering. Our shelf registration statement expires on February 28, 2022. We intend to file a new automatic shelf registration statement with the SEC prior to the expiration of the current registration statement.

Distributions. We declared and paid the following cash dividends (in thousands):

	Year Ended December 31,
	2021				2020				2019
	Declared		Paid		Declared		Paid		Declared		Paid
Common Stock (1)	$90,494	(2)	$90,494	(2)	$90,262	(2)	$90,262	(2)	$90,899	(2)	$90,899	(2)
(1)	Represents $0.19 per share per month for the years ended December 31, 2021, 2020 and 2019.

(2)	During the years ended December 31, 2021, 2020 and 2019, we paid $764, $586 and $300, respectively as a result of vesting of the performance-based stock units.

In January 2022, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of January, February and March 2022 payable on January 31, February 28, and March 31, 2022, respectively, to stockholders of record on January 21, February 18, and March 23, 2022, respectively.

Stock Based Compensation Plans. During 2021, we adopted, and our stockholders approved the 2021 Equity Participation Plan (the “2021 Plan”) which replaces the 2015 Equity Participation Plan (the “2015 Plan”). Under the 2021 Plan, 1,900,000 shares of common stock have been authorized and reserved for awards, less one share for every one share that was subject to an award granted under the 2015 plan after December 31, 2020 and prior to adoption. In addition, any shares that are not issued under outstanding awards under the 2015 Plan because the shares were forfeited or cancelled after December 31, 2020 will be added to and again be available for awards under the 2021 Plan. Under the 2021 Plan, the shares were authorized and reserved for awards to officers, employees, non-employee directors and consultants. The terms of the awards granted under the 2021 Plan and the 2015 Plan are set by our compensation committee at its discretion. As of December 31, 2021, we have 1,679,793 shares of common stock reserved for awards under the 2021 Plan.

Restricted Stock and Performance-Based Stock Units. Restricted stock activity for the years ended December 31, 2021 and 2020 and 2019 was as follows:

	Year Ended December 31,
	2021	2020	2019
Outstanding, January 1	180,440	163,569	156,297
Granted	110,348	101,348	86,772
Vested	(93,366)	(84,477)	(79,500)
Outstanding, December 31	197,422	180,440	163,569

During the years ended December 31, 2021, 2020 and 2019, we granted 71,892, 66,027 and 60,836, respectively, of performance-based stock units. Additionally, during the years ended December 31, 2021, 2020 and 2019, the number of vested performance-based stock units were 108,720, 81,574 and 48,225, respectively. Total compensation expense related to restricted stock and performance-based stock units for the years ended December 31, 2021, 2020 and 2019 were $7,760,000, $7,012,000 and $6,566,000.

During 2021, 2020 and 2019, we granted 182,240, 167,375 and 147,608 shares of restricted common stock and performance-based stock units, respectively, under the 2021 Plan and 2015 Plan as follows:

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

At December 31, 2021, the total number of restricted common stock that are scheduled to vest, performance-based stock units that could possibly vest and remaining compensation expense to be recognized related to the future service period of unvested outstanding restricted common stock and performance-based stock units are as follows (dollar amount in thousands):

	Number		Remaining
	of		Compensation
Vesting Date	Awards		Expense
2022	164,232	(1)	5,447
2023	128,282	(2)	2,855
2024	103,663	(3)	303
Total	396,177		$8,605
(1)	Includes 60,836 performance-based stock units. The performance-based stock units are valued utilizing a lattice-binomial option pricing model based on Monte Carlo simulations. We recognize the fair value of the awards over the applicable vesting period as compensation expense.

(2)	Includes 66,027 performance-based stock units. See (1) above for valuation methodology.

(3)	Includes 71,892 performance-based stock units. See (1) above for valuation methodology.

Stock Options. During 2021, 2020 and 2019, we did not issue any stock options. Nonqualified stock option activity for the years ended December 31, 2021 and 2020 and 2019, was as follows:

				Weighted Average
	Shares			Price
	2021	2020	2019	2021			2020	2019
Outstanding, January 1	15,000	15,000	20,000		$38.43		$38.43	$34.99
Granted	—	—	—		n/a		n/a	n/a
Exercised	—	—	(5,000)	$	n/a	$	n/a	$24.65
Canceled	—	—	—		n/a		n/a	n/a
Outstanding, December 31	15,000	15,000	15,000		$38.43		$38.43	$38.43

Exercisable, December 31(1)	15,000	15,000	15,000		$38.43		$38.43	$38.43
(1)	The aggregate intrinsic value of exercisable options at December 31, 2021, based upon the closing price of our common shares at December 31, 2021, the last trading day of 2021, was approximately $0. Options exercisable at December 31, 2021, 2020 and 2019 have a weighted average remaining contractual life of approximately 1.2 years, 2.2 years, and 3.2 years, respectively.

The options exercised during 2021, 2020 and 2019 were as follows:

Weighted
Average
	Options	Exercise	Option	Market
	Exercised	Price	Value	Value (1)
2021	—	$ n/a	$—	$—
2020	—	$ n/a	$—	$—
2019	5,000	$24.65	$123,000	$233,000
(1)	As of the exercise dates.

We use the Black-Scholes-Merton formula to estimate the value of stock options granted to employees. This model requires management to make certain estimates including stock volatility, expected dividend yield and the expected term. Compensation expense related to the vesting of stock options for the years ended December 31, 2021, 2020 and 2019 was $0.

11. Commitments and Contingencies

At December 31, 2021, we had commitments as follows (in thousands):

				Total
	Investment		2021	Commitment	Remaining
	Commitment		Funding	Funded	Commitment
Real estate properties (Note 5. Real Estate Investments)	$14,920	(1)	$1,882	$3,898	$11,022
Accrued incentives and earn-out liabilities (Note 8. Lease Incentives)	9,130		74	74	9,056
Mortgage loans (Note 5. Real Estate Investments)	32,225	(2)	414	3,795	28,430
Notes receivable (Note 7. Notes Receivable)	26,925		10,403	11,007	15,918
Total	$83,200		$12,773	$18,774	$64,426
(1)	Represents commitments to purchase land and improvements, if applicable, and to develop, re-develop, renovate or expand seniors housing and health care properties.

(2)	Represents $14,225 of commitments to expand and renovate the seniors housing and health care properties securing the mortgage loans and $18,000 represents contingent funding upon the borrower achieving certain coverage ratios.

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

For federal tax purposes, distributions to stockholders are treated as ordinary income, capital gains, return of capital or a combination thereof. Distributions for 2021, 2020 and 2019 were cash distributions. The federal income tax classification of the per share common stock distributions are as follows (unaudited):

	Year Ended December 31,
	2021	2020	2019
Ordinary taxable distribution	$1.220	$0.936	$2.084
Return of capital	0.750	—	—
Unrecaptured Section 1250 gain	0.252	0.894	0.132
Long-term capital gain	0.058	0.450	0.064
Total	$2.280	$2.280	$2.280

13. Net Income Per Common Share

Basic and diluted net income per share was as follows (in thousands except per share amounts):

	For the year ended December 31,
	2021		2020		2019
Net income	$56,224		$95,677		$80,872
Less income allocated to non-controlling interests	(363)		(384)		(346)
Less income allocated to participating securities:
Non-forfeitable dividends on participating securities	(458)		(397)		(372)
Income allocated to participating securities	—		(25)		(19)
Total net income allocated to participating securities	(458)		(422)		(391)
Net income available to common stockholders	55,403		94,871		80,135
Effect of dilutive securities:
Participating securities (1)	—		—		—
Net income for diluted net income per share	$55,403		$94,871		$80,135

Shares for basic net income per share	39,156		39,179		39,571
Effect of dilutive securities:
Stock options	—	(2)	—	(2)	4
Performance-based stock units	—	(3)	85		184
Participating securities (1)	—		—		—
Total effect of dilutive securities	—		85		188
Shares for diluted net income per share	39,156		39,264		39,759

Basic net income per share	$1.41		$2.42		$2.03
Diluted net income per share	$1.41		$2.42		$2.02
(1)	For the years ended December 31, 2021, 2020 and 2019, the participating securities have been excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.

(2)	For the years ended December 31, 2021 and 2020, the stock options have been excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.

(3)	For the year ended December 31, 2021, no performance-based stock units would be earned based on TSR targets.

14. Quarterly Financial Information

	For the quarter ended
	March 31,	June 30,	September 30,	December 31,

	(unaudited, in thousands except per share amounts)
2021
Revenues	$40,280	$38,129	$37,472	$39,441
Net income available to common stockholders	$13,642	$18,126	$10,909	$12,726
Net income per common share available to common stockholders:
Basic	$0.35	$0.46	$0.28	$0.32
Diluted	$0.35	$0.46	$0.28	$0.32
Dividends per share declared	$0.57	$0.57	$0.57	$0.57
Dividends per share paid	$0.57	$0.57	$0.57	$0.57
2020
Revenues	$46,410	$28,481	$38,173	$46,273
Net income available to common stockholders	$63,370	$1,773	$12,114	$17,470
Net income per common share available to common stockholders:
Basic	$1.60	$0.05	$0.31	$0.45
Diluted	$1.60	$0.05	$0.31	$0.45
Dividends per share declared	$0.57	$0.57	$0.57	$0.57
Dividends per share paid	$0.57	$0.57	$0.57	$0.57

NOTE:	Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year.

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

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments. We do not invest our cash in auction rate securities. The carrying value and fair value of our financial instruments as of December 31, 2021 and 2020 assuming election of fair value for our financial assets and financial liabilities were as follows (in thousands):

	At December 31, 2021			At December 31, 2020
	Carrying	Fair		Carrying	Fair
	Value	Value		Value	Value
Mortgage loans receivable, net of loan loss reserve	$344,442	$405,162	(1)	$257,251	$299,751	(1)
Notes receivable, net of loan loss reserve	28,337	28,653	(2)	14,465	13,893	(2)
Revolving line of credit	110,900	110,900	(3)	89,900	89,900	(3)
Term loans, net of debt issue costs	99,363	100,000	(3)	—	—
Senior unsecured notes, net of debt issue costs	512,456	540,045	(4)	559,482	560,140	(4)
(1)	Our investment in mortgage loans receivable is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash inflows of the mortgage loans receivable at December 31, 2021 and 2020 was 9.5% and 10.0%, respectively.

(2)	Our investments in notes receivable are classified as Level 3. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash flows of the notes receivable at December 31, 2021 and 2020, were 5.6% and 6.6%, respectively.

(3)	Our revolving line of credit and term loans bear interest at a variable interest rate. The estimated fair value of our revolving line of credit and term loans approximated their carrying values at December 31, 2021 and 2020 based upon prevailing market interest rates for similar debt arrangements.

(4)	Our obligation under our senior unsecured notes is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is measured based upon management’s estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities. At December 31, 2021, the discount rate used to value our future cash outflow of our senior unsecured notes was 3.00% for those maturing before year 2030 and 3.25% for those maturing at or beyond year 2030. At December 31, 2020, the discount rate used to value our future cash outflow of our senior unsecured notes was 3.25% for those maturing before year 2026 and 3.50% for those maturing beyond year 2026.

16. Subsequent Events

The following events occurred subsequent to the balance sheet date:

Real Estate Investments. Owned Properties. An operator of assisted living communities in California with a total of 232 units exercised the purchase option under their lease for approximately $43,700,000. The communities have a gross book value of $31,800,000 and a net book value of $17,000,000. Also, we entered into an agreement with the current operator to sell a 74-unit assisted living community in Virginia for approximately $16,900,000. The community has a gross book value of $16,900,000 and a net book value of $15,700,000. In connection with the sale, the current operator will pay a $1,200,000 lease termination fee.

Notes Receivable. We funded $5,750,000 under a working capital loan.

Debt. We borrowed $22,000,000 under our unsecured revolving line of credit. Accordingly, we have $132,900,000 outstanding and $267,100,000 available for borrowing under our unsecured revolving line of credit. Additionally, we repaid $7,000,000 in regular scheduled principal payments under our senior unsecured notes.

Accordingly, we have $505,456,000 outstanding, net of debt issue costs, under our senior unsecured notes.

Equity. We declared a monthly cash dividend of $0.19 per share on our common stock for the months of January, February, and March 2022, payable on January 31, February 28, and March 31, 2022, respectively, to stockholders of record on January 21, February 18, and March 23, 2022, respectively.

LTC PROPERTIES, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions
		(Recovered)
	Balance at	charged to	Charged to
	beginning of	costs and	other		Balance at end
Account Description	period	expenses	accounts (1)	Deductions (2)	of period
Year ended December 31, 2019
Loan loss reserves	$2,447	$113	$—	$—	$2,560
Other notes receivable allowance	128	53	—	—	181
Straight-line rent receivable allowance	746	—	(746)	—	—
	$3,321	$166	$(746)	$—	$2,741
Year ended December 31, 2020
Loan loss reserves	$2,560	$32	$—	$—	$2,592
Other notes receivable allowance	181	(35)	—	—	146
Straight-line rent receivable allowance	—	—	—	—	—
	$2,741	$(3)	$—	$—	$2,738
Year ended December 31, 2021
Loan loss reserves	$2,592	$881	$—	$—	$3,473
Other notes receivable allowance	146	140	—	—	286
	$2,738	$1,021	$—	$—	$3,759
(1)	In conjunction with adoption of ASC 842, we wrote-off our 1% general straight-line reserve. The write-off was charged to retained earnings.

(2)	Deductions represent uncollectible accounts written off.

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

				Costs
				capitalized	Gross amount at which carried at
		Initial cost to company		subsequent	December 31, 2021
			Building and	to		Building and		Accum	Construction/	Acquisition
	Encumbrances	Land	improvements	acquisition	Land	improvements	Total (1)	deprec.	renovation date	date
Skilled Nursing Properties:
134 Alamogordo, NM	$—	$210	$2,593	$641	$210	$3,234	$3,444	$1,663	1985	2001
218 Albuquerque, NM	—	1,696	3,891	530	1,696	4,421	6,117	2,180	2008	2005
219 Albuquerque, NM	—	1,950	8,910	207	1,950	9,117	11,067	4,302	1982	2005
220 Albuquerque, NM	—	2,463	7,647	9	2,463	7,656	10,119	3,579	1970	2005
252 Amarillo, TX	—	844	—	7,925	844	7,925	8,769	2,333	2013	2011
247 Arlington, TX	—	1,016	13,649	2	1,016	13,651	14,667	4,689	2007	2011
007 Bradenton, FL	—	330	2,720	160	330	2,880	3,210	2,342	2012	1993
256 Brownwood, TX	—	164	6,336	4	164	6,340	6,504	1,978	2011	2012
177 Chesapeake, VA	—	388	3,469	2,777	388	6,246	6,634	3,940	2017	1995
257 Cincinnati, OH	—	1,890	25,110	—	1,890	25,110	27,000	5,433	2009	2012
125 Clovis, NM	—	561	5,539	307	561	5,846	6,407	3,013	2006	2001
129 Clovis, NM	—	598	5,902	59	598	5,961	6,559	3,092	1995	2001
267 Cold Spring, KY	—	2,050	21,496	—	2,050	21,496	23,546	5,648	2014	2012
253 Colton, CA	—	2,474	15,158	—	2,474	15,158	17,632	4,372	1990	2011
246 Crowley, TX	—	2,247	14,276	10	2,247	14,286	16,533	4,906	2007	2011
235 Daleville, VA	—	279	8,382	—	279	8,382	8,661	2,990	2005	2010
258 Dayton, OH	—	373	26,627	—	373	26,627	27,000	5,806	2010	2012
196 Dresden, TN	—	31	1,529	1,073	31	2,602	2,633	1,330	2014	2000
298 Forth Worth, TX	—	2,785	7,546	17	2,785	7,563	10,348	2,647	1998	2015
026 Gardendale, AL	—	100	7,550	2,084	100	9,634	9,734	6,774	2011	1996
248 Granbury, TX	—	836	6,693	79	836	6,772	7,608	2,951	2008	2011
250 Hewitt, TX	—	1,780	8,220	129	1,780	8,349	10,129	2,540	2008	2011
319 Independence, MO	—	2,644	13,942	73	2,644	14,015	16,659	843	2020	2019
318 Kansas City, MO	—	1,229	18,369	69	1,229	18,438	19,667	1,240	2018	2019
008 Lecanto, FL	—	351	2,665	2,737	351	5,402	5,753	4,149	2012	1993
322 Longview, TX	—	1,405	12,176	—	1,405	12,176	13,581	849	2014	2020
300 Mansfield, TX	—	2,890	13,110	—	2,890	13,110	16,000	2,889	2015	2016
053 Mesa, AZ	—	305	6,909	1,876	305	8,785	9,090	6,365	1996	1996
242 Mission, TX	—	1,111	16,602	18	1,111	16,620	17,731	5,296	2004	2010
115 Nacogdoches, TX	—	100	1,738	168	100	1,906	2,006	1,283	1973	1997
233 Nacogdoches, TX	—	394	7,456	268	394	7,724	8,118	2,656	1991	2010
249 Nacogdoches, TX	—	1,015	11,109	13	1,015	11,122	12,137	4,285	2007	2011
245 Newberry, SC	—	439	4,639	777	439	5,416	5,855	2,220	1995	2011
244 Newberry, SC	—	919	5,454	135	919	5,589	6,508	2,121	2001	2011
251 Pasadena, TX	—	1,155	14,345	522	1,155	14,867	16,022	4,296	2005	2011
193 Phoenix, AZ	—	300	9,703	92	300	9,795	10,095	6,356	1985	2000
094 Portland, OR	—	100	1,925	3,152	100	5,077	5,177	3,909	2007	1997
254 Red Oak, TX	—	1,427	17,173	24	1,427	17,197	18,624	5,027	2002	2012
197 Ripley, TN	—	20	985	1,638	20	2,623	2,643	1,386	2014	2000

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

				Costs
				capitalized	Gross amount at which carried at
		Initial cost to company		subsequent	December 31, 2021
			Building and	to		Building and		Accum	Construction/	Acquisition
	Encumbrances	Land	improvements	acquisition	Land	improvements	Total (1)	deprec.	renovation date	date
133 Roswell, NM	$—	$568	$5,235	$1,396	$568	$6,631	$7,199	$3,341	1975	2001
081 Sacramento, CA	—	220	2,929	1,481	220	4,410	4,630	2,765	2015	1997
281 Slinger, WI	—	464	13,482	—	464	13,482	13,946	3,473	2014	2015
234 St. Petersburg, FL	—	1,070	7,930	500	1,070	8,430	9,500	2,690	1988	2010
243 Stephenville, TX	—	670	10,117	505	670	10,622	11,292	3,514	2009	2010
178 Tappahannock, VA	—	375	1,327	397	375	1,724	2,099	1,548	1978	1995
270 Trinity, FL	—	1,653	12,748	—	1,653	12,748	14,401	3,369	2008	2013
192 Tucson, AZ	—	276	8,924	112	276	9,036	9,312	5,858	1992	2000
305 Union, KY	—	858	24,116	—	858	24,116	24,974	2,560	2019	2016
299 Weatherford, TX	—	836	11,902	4	836	11,906	12,742	3,405	1996	2015
236 Wytheville, VA	—	647	12,167	—	647	12,167	12,814	5,115	1996	2010
Skilled Nursing Properties	$—	$48,506	$472,420	$31,970	$48,506	$504,390	$552,896	$171,316
Assisted Living Properties:
317 Abington, VA	—	541	16,355	—	541	16,355	16,896	1,240	2014	2019
077 Ada, OK	—	100	1,650	89	100	1,739	1,839	1,055	1996	1996
105 Arvada, CO	—	100	2,810	7,012	100	9,822	9,922	3,770	2014	1997
304 Athens, GA	—	1,056	13,326	—	1,056	13,326	14,382	2,048	2016	2016
063 Athens, TX	—	96	1,510	104	96	1,614	1,710	1,081	1995	1996
320 Auburn Hills, MI	—	1,964	4,577	1,149	1,964	5,726	7,690	683	1995	2019
269 Aurora, CO	—	850	8,583	—	850	8,583	9,433	2,349	2014	2013
260 Aurora, CO	—	831	10,071	—	831	10,071	10,902	2,617	1999	2012
203 Bakersfield, CA	—	834	11,986	2,696	834	14,682	15,516	7,352	2002	2001
117 Beatrice, NE	—	100	2,173	243	100	2,416	2,516	1,444	1997	1997
277 Burr Ridge, IL	—	1,400	11,102	—	1,400	11,102	12,502	2,432	2016	2014
278 Castle Rock, CO	—	759	6,005	—	759	6,005	6,764	1,426	2012	2014
311 Cedarburg, WI	—	924	21,083	—	924	21,083	22,007	2,253	2019	2017
160 Central, SC	—	100	2,321	87	100	2,408	2,508	1,213	1998	1999
263 Chatham, NJ	—	5,365	36,399	587	5,365	36,986	42,351	9,166	2002	2012
307 Clovis, CA	—	2,542	19,126	—	2,542	19,126	21,668	2,473	2014	2017
308 Clovis, CA	—	3,054	14,172	—	3,054	14,172	17,226	1,762	2016	2017
279 Corpus Christi, TX	—	880	11,440	296	880	11,736	12,616	2,447	2016	2015
292 De Forest, WI	—	485	5,568	45	485	5,613	6,098	1,046	2006	2015
057 Dodge City, KS	—	84	1,666	9	84	1,675	1,759	1,115	1995	1995
083 Durant, OK	—	100	1,769	36	100	1,805	1,905	1,110	1997	1997
107 Edmond, OK	—	100	1,365	636	100	2,001	2,101	1,172	1996	1997
163 Ft. Collins, CO	—	100	2,961	3,625	100	6,586	6,686	2,925	2014	1999
170 Ft. Collins, CO	—	100	3,400	4,746	100	8,146	8,246	3,372	2014	1999
132 Ft. Meyers, FL	—	100	2,728	37	100	2,765	2,865	1,642	1998	1998
315 Ft. Worth, TX	—	1,534	11,099	—	1,534	11,099	12,633	1,107	2014	2018
100 Fremont ,OH	—	100	2,435	132	100	2,567	2,667	1,585	1997	1997
267 Frisco, TX	—	1,000	5,154	—	1,000	5,154	6,154	1,508	2014	2012
314 Frisco, TX	—	2,216	10,417	—	2,216	10,417	12,633	1,063	2015	2018
296 Glenview, IL	—	2,800	14,248	—	2,800	14,248	17,048	2,224	2017	2015
167 Goldsboro, NC	—	100	2,385	68	100	2,453	2,553	1,159	1998	1999
056 Great Bend, KS	—	80	1,570	21	80	1,591	1,671	1,187	1995	1995
102 Greeley, CO	—	100	2,310	480	100	2,790	2,890	1,598	1997	1997
284 Green Bay, WI	—	1,660	19,079	466	1,660	19,545	21,205	3,834	2004	2015
164 Greenville, NC	—	100	2,478	69	100	2,547	2,647	1,347	1998	1999
062 Greenville, TX	—	42	1,565	84	42	1,649	1,691	1,089	1995	1996
161 Greenwood, SC	—	100	2,638	137	100	2,775	2,875	1,473	1998	1999
295 Jacksonville, FL	—	1,389	12,756	1,056	1,389	13,812	15,201	2,247	2015	2015
066 Jacksonville, TX	—	100	1,900	77	100	1,977	2,077	1,309	1996	1996
310 Kansas City, MO	—	1,072	15,552	—	1,072	15,552	16,624	1,660	2017	2017
285 Kenosha, WI	—	936	12,361	365	936	12,726	13,662	2,244	2008	2015
255 Littleton, CO	—	1,882	8,248	—	1,882	8,248	10,130	2,057	2013	2012
268 Littleton, CO	—	1,200	8,688	—	1,200	8,688	9,888	2,449	2014	2013
148 Longmont, CO	—	100	2,640	41	100	2,681	2,781	1,576	1998	1998
060 Longview, TX	—	38	1,568	127	38	1,695	1,733	1,135	1995	1995
261 Louisville, CO	—	911	11,703	—	911	11,703	12,614	2,992	2000	2012

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

				Costs
				capitalized	Gross amount at which carried at
		Initial cost to company		subsequent	December 31, 2021
			Building and	to		Building and		Accum	Construction/	Acquisition
	Encumbrances	Land	improvements	acquisition	Land	improvements	Total (1)	deprec.	renovation date	date
301 Louisville, KY	$—	$1,021	$13,157	$123	$1,021	$13,280	$14,301	$2,023	2016	2016
114 Loveland, CO	—	100	2,865	293	100	3,158	3,258	1,915	1997	1997
068 Lufkin, TX	—	100	1,950	94	100	2,044	2,144	1,346	1996	1996
061 Marshall, TX	—	38	1,568	534	38	2,102	2,140	1,420	1995	1995
293 McHenry, IL	—	1,289	28,976	774	1,289	29,750	31,039	5,420	2005	2015
058 McPherson, KS	—	79	1,571	11	79	1,582	1,661	1,176	1994	1995
313 Medford, OR		636	17,810	—	636	17,810	18,446	1,134	2020	2018
316 Medford, OR	—	750	13,650	—	750	13,650	14,400	1,437	2005	2018
239 Merritt Island, FL	—	550	8,150	100	550	8,250	8,800	2,820	2004	2010
104 Millville, NJ	—	100	2,825	848	100	3,673	3,773	2,035	1997	1997
286 Milwaukee, WI	—	818	8,014	134	818	8,148	8,966	1,530	2007	2015
231 Monroeville, PA	—	526	5,334	439	526	5,773	6,299	2,169	1997	2009
280 Murrells Inlet, SC	—	2,490	14,185	59	2,490	14,244	16,734	2,840	2016	2015
294 Murrieta, CA	—	2,022	11,136	—	2,022	11,136	13,158	2,270	2016	2015
289 Neenah, WI	—	694	20,839	251	694	21,090	21,784	3,763	1991	2015
166 New Bern, NC	—	100	2,427	7	100	2,434	2,534	1,197	1998	1999
118 Newark, OH	—	100	2,435	323	100	2,758	2,858	1,608	1997	1997
143 Niceville, FL	—	100	2,680	66	100	2,746	2,846	1,603	1998	1998
095 Norfolk, NE	—	100	2,123	311	100	2,434	2,534	1,455	1997	1997
306 Oak Lawn, IL	—	1,591	13,772	—	1,591	13,772	15,363	1,814	2018	2016
302 Overland Park, KS	—	1,951	11,882	281	1,951	12,163	14,114	2,121	2013	2016
232 Pittsburgh, PA	—	470	2,615	360	470	2,975	3,445	1,193	1994	2009
165 Rocky Mount, NC	—	100	2,494	222	100	2,716	2,816	1,278	1998	1999
059 Salina, KS	—	79	1,571	165	79	1,736	1,815	1,188	1994	1995
084 San Antonio, TX	—	100	1,900	13	100	1,913	2,013	1,190	1997	1997
092 San Antonio, TX	—	100	2,055	393	100	2,448	2,548	1,293	1997	1997
288 Sheboygan, WI	—	1,168	5,382	320	1,168	5,702	6,870	1,196	2006	2015
149 Shelby, NC	—	100	2,805	190	100	2,995	3,095	1,685	1998	1998
312 Spartanburg, SC	—	254	9,906	1,520	254	11,426	11,680	2,048	1999	2017
150 Spring Hill, FL	—	100	2,650	57	100	2,707	2,807	1,586	1998	1998
103 Springfield, OH	—	100	2,035	337	100	2,372	2,472	1,422	1997	1997
321 Sterling Heights, MI	—	1,133	11,487	1,111	1,133	12,598	13,731	1,077	1997	2019
162 Sumter, SC	—	100	2,351	576	100	2,927	3,027	1,273	1998	1999
140 Tallahassee, FL	—	100	3,075	102	100	3,177	3,277	1,841	1998	1998
098 Tiffin, OH	—	100	2,435	300	100	2,735	2,835	1,588	1997	1997
282 Tinley Park, IL	—	702	11,481	—	702	11,481	12,183	2,308	2016	2015
088 Troy, OH	—	100	2,435	619	100	3,054	3,154	1,829	1997	1997
080 Tulsa, OK	—	200	1,650	14	200	1,664	1,864	1,041	1997	1997
093 Tulsa, OK	—	100	2,395	23	100	2,418	2,518	1,491	1997	1997
238 Tupelo, MS	—	1,170	8,230	30	1,170	8,260	9,430	2,901	2000	2010
075 Tyler, TX	—	100	1,800	85	100	1,885	1,985	1,146	1996	1996
202 Vacaville, CA	—	1,662	11,634	3,002	1,662	14,636	16,298	7,428	2002	2001
091 Waco, TX	—	100	2,235	677	100	2,912	3,012	1,420	2021	1997
096 Wahoo, NE	—	100	2,318	166	100	2,484	2,584	1,546	1997	1997
108 Watauga, TX	—	100	1,668	18	100	1,686	1,786	1,033	1996	1997
109 Weatherford, OK	—	100	1,669	611	100	2,280	2,380	1,392	1996	1997
309 West Chester, OH	—	2,355	13,553	212	2,355	13,765	16,120	1,803	2017	2017
276 Westminster, CO	—	1,425	9,575	—	1,425	9,575	11,000	2,403	2015	2013
110 Wheelersburg, OH	—	29	2,435	260	29	2,695	2,724	1,620	1997	1997
303 Wichita, KS	—	1,422	9,957	285	1,422	10,242	11,664	1,836	2011	2016
259 Wichita, KS	—	730	—	9,682	730	9,682	10,412	2,698	2013	2012
283 Wichita, KS	—	624	13,846	—	624	13,846	14,470	2,053	2016	2015
076 Wichita Falls, TX	—	100	1,850	10	100	1,860	1,960	1,173	1996	1996
120 Wichita Falls, TX	—	100	2,750	131	100	2,881	2,981	1,765	1997	1997
265 Williamstown, NJ	—	711	6,637	—	711	6,637	7,348	1,822	2000	2012
264 Williamstown, NJ	—	711	8,649	—	711	8,649	9,360	2,197	2000	2012
Assisted Living Properties	$—	$71,825	$721,817	$50,659	$71,825	$772,476	$844,301	$201,895

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

				Costs
				capitalized	Gross amount at which carried at
		Initial cost to company		subsequent	December 31, 2021
			Building and	to		Building and			Accum	Construction/	Acquisition
	Encumbrances	Land	improvements	acquisition	Land	improvements	Total (1)		deprec.	renovation date	date
Other:
Properties:
297 Las Vegas, NV	—	1,965	7,308	1,144	1,965	8,452	10,417		1,395	1990/1994	2015
Properties	—	1,965	7,308	1,144	1,965	8,452	10,417		1,395
Land:
271 Howell, MI	—	420	—	—	420	—	420		—	N/A	2013
272 Milford, MI	—	450	—	—	450	—	450		—	N/A	2014
275 Yale, MI	—	73	—	—	73	—	73		—	N/A	2013
Land	—	943	—	—	943	—	943		—
Other Properties	—	2,908	7,308	1,144	2,908	8,452	11,360		1,395
	$—	$123,239	$1,201,545	$83,773	$123,239	$1,285,318	$1,408,557	(2)	$374,606
(1)	Depreciation is computed principally by the straight-line method for financial reporting purposes which generally range of a life from 5 to 15 years for furniture and equipment, 35 to 50 years for buildings, 10 to 20 years for site improvements, 10 to 50 years for building improvements and the respective lease term for acquired lease intangibles.

(2)	As of December 31, 2021, our aggregate cost for Federal income tax purposes was $1,413,709 (unaudited).

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

Activity for the years ended December 31, 2021, 2020 and 2019 is as follows:

	For the Year Ended December 31,
	2021	2020	2019
Reconciliation of real estate:
Carrying cost:
Balance at beginning of period	$1,452,001	$1,484,571	$1,421,456
Acquisitions	—	13,581	58,414
Improvements	6,298	23,612	23,363
Capitalized interest	—	354	608
Cost of real estate sold	(49,742)	(66,140)	(19,270)
Impairmentloss from real estate investments	—	(3,977)	—
Ending balance	$1,408,557	$1,452,001	$1,484,571
Accumulated depreciation:
Balance at beginning of period	$349,643	$347,755	$314,875
Depreciation expense	38,192	38,945	39,094
Cost of real estate sold	(13,229)	(37,057)	(6,214)
Ending balance	$374,606	$349,643	$347,755

LTC PROPERTIES, INC.

SCHEDULE IV

MORTGAGE LOANS RECEIVABLE ON REAL ESTATE

(in thousands)

										Principal
										Amount of
									Carrying	Loans
							Current		Amount of	Subject to
	(Unaudited)						Monthly	Face	Mortgages	Delinquent
	Number of				Final	Balloon	Debt	Amount of	December 31,	Principal or
State	Properties		Units/Beds (1)	Interest Rate (2)	Maturity Date	Amount (3)	Service	Mortgages	2020	Interest
MI	15		1,875	10.40%	2043	$163,214	$1,596	$190,214	$183,510	$—
MI	4		501	9.50%	2045	35,539	309	39,369	38,749	—
MI	1		146	9.60%	2045	14,325	122	15,000	14,751	—
MI	2		205	9.60%	2045	19,750	158	19,750	19,552	—
FL	1		68	7.80%	2025	11,880	82	11,880	11,761	—
LA	1		189	7.50%	2024	27,101	172	27,101	26,830	—
MO	—		—	7.50%	2022	1,780	11	1,780	1,762	—
NC	12	(4)	478	7.30%	2025	43,876	322	43,876	43,437	—
SC	1	(4)	45	7.30%	2025	4,131	—	4,131	4,090	—
	37	(5)	3,507			$321,596	$2,772	$353,101	$344,442	$—
(1)	This number is based upon unit/bed counts shown on operating licenses provided to us by lessee/borrowers or units/beds as stipulated by lease/mortgage documents. We have found during the years that these numbers often differ, usually not materially, from units/beds in operation at any point in time. The differences are caused by such things as operators converting a patient/resident room for alternative uses, such as offices or storage, or converting a multi-patient room/unit into a single patient room/unit. We monitor our properties on a routine basis through site visits and reviews of current licenses. In an instance where such change would cause a de-licensing of beds or in our opinion impact the value of the property, we would take action against the borrower to preserve the value of the property/collateral.

(2)	Represents current stated interest rate. Generally, the loans have a 30-year amortization with principal and interest payable at varying amounts over the life to maturity with annual interest adjustments through specified fixed rate increases effective either on the first anniversary or calendar year of the loan.

(3)	Balloon payment is due upon maturity.

(4)	Represents a single mortgage loan secured by 13 assisted living communities. The mortgage loan was allocated by state for reporting purposes only.

(5)	Includes 8 first-lien mortgage loans as follows:

Number of Loans	Original loan amounts
1	$ 500 - $2,000
0	$2,001 - $3,000
0	$3,001 - $4,000
0	$4,001 - $5,000
0	$5,001 - $6,000
0	$6,001 - $7,000
7	$7,001 +

Mortgage loans receivable activity for the years ended December 31, 2021, 2020 and 2019 is as follows:

Balance— December 31, 2018	$242,939
New mortgage loans	7,500
Other additions	4,842
Amortization of mortgage premium	(4)
Collections of principal	(1,065)
Foreclosures	—
Loan loss reserve	(113)
Other deductions	—
Balance— December 31, 2019	254,099
New mortgage loans	—
Other additions	4,253
Amortization of mortgage premium	(4)
Collections of principal	(1,065)
Foreclosures	—
Loan loss reserve	(32)
Other deductions	—
Balance— December 31, 2020	257,251
New mortgage loans	88,415
Other additions	540
Application of interest reserve	298
Amortization of mortgage premium	(6)
Collections of principal	(1,175)
Foreclosures	—
Loan loss reserve	(881)
Other deductions	—
Balance— December 31, 2021	$344,442

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control— Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of the end of the fiscal year ended December 31, 2021, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by Ernst &Young LLP, independent registered public accounting firm. Ernst & Young LLP’s report on our internal control over financial reporting appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of LTC Properties, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited LTC Properties, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, LTC Properties, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedules listed in the Index at Item 15(a) and our report dated February 17, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Los Angeles, California

February 17, 2022

Item 9B. OTHER INFORMATION

None.

Item 9.C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our definitive proxy statement for the 2022 Annual Meeting of Stockholders (to be filed with the SEC within 120 days of our December 31, 2021 fiscal year end) under the headings “Proposal 1 Election of Directors,” “Corporate Governance Principles and Board Matters,” and “Executive Officers.”

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our definitive proxy statement for the 2022 Annual Meeting of Stockholders (to be filed with the SEC within 120 days of our December 31, 2021 fiscal year end) under the headings “Executive Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Director Compensation,” and “Compensation Committee Report.”

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our definitive proxy statement for the 2022 Annual Meeting of Stockholders (to be filed with the SEC within 120 days of our December 31, 2021 fiscal year end) under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our definitive proxy statement for the 2022 Annual Meeting of Stockholders (to be filed with the SEC within 120 days of our December 31, 2021 fiscal year end) under the heading “Certain Relationships and Related Transactions, and Director Independence.”

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our definitive proxy statement for the 2022 Annual Meeting of Stockholders (to be filed with the SEC within 120 days of our December 31, 2021 fiscal year end) under the heading “Independent Registered Public Accounting Firm Fees and Services.”

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements of LTC Properties, Inc. are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019 Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Equity for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
Notes to Consolidated Financial Statements
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
4.1

Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the registrant’s Annual Report on Form 10-K filed February 18, 2021)

10.1	Note Purchase Agreement dated February 16, 2017 (incorporated by reference to Exhibit 10.7 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016)
10.2

Note Purchase and Private Shelf Agreement between LTC Properties, Inc., and AIG Asset Management (U.S.) LLC dated August 4, 2015 (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015)

10.3

Amended and Restated Note Purchase and Private Shelf Agreement between LTC Properties, Inc., and AIG Asset Management (U.S.) LLC dated June 2, 2016 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 6, 2016)

10.4

Equity Distribution Agreement, dated March 1, 2019, by and between LTC Properties, Inc. and JMP Securities LLC (incorporated by reference to Exhibit 1.1 to the registrant’s Current Report on Form 8-K filed March 1, 2019)

10.5

Equity Distribution Agreement, dated March 1, 2019, by and between LTC Properties, Inc., and KeyBanc Capital Markets Inc. (incorporated by reference to Exhibit 1.3 to the registrant’s Current Report on Form 8-K filed March 1, 2019)

10.6

Equity Distribution Agreement, dated November 19, 2021, by and between LTC Properties, Inc. and Huntington Securities USA Inc. (incorporated by reference to Exhibit 1.1 to the registrant’s Current Report on Form 8-K filed November 19, 2021)

Exhibit Number	Description
10.7	Third Amended and Restated Credit Agreement dated as of November 19, 2022 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed November 19, 2021)
10.8	Employment Agreement of Wendy Simpson dated November 12, 2014 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed November 12, 2014)
10.9	Employment Agreement of Pamela Kessler, effective as of November 12, 2014 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed November 12, 2014)
10.10+	Employment Agreement of Clint Malin, effective as of November 12, 2014 (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed November 12, 2014)
10.11+	Annual Cash Bonus Incentive Plan, effective as of October 27, 2014 (incorporated by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014)
10.12+	The 2015 Equity Participation Plan of LTC Properties, Inc. (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-8 (File No. 333-205115)
10.13+	The 2021 Equity Participation Plan of LTC Properties, Inc. (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-8 (File No. 333-256808)
10.14+	Form of Stock Option Agreement under the 2021 Equity Participation Plan
10.15+	Form of Performance Based Market Stock Unit Agreement under the 2021 Equity Participation Plan
10.16+

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
Dated: February 17, 2022
	By:	/s/ CAROLINE CHIKHALE CAROLINE CHIKHALE Executive Vice President, Chief Accounting Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Wendy L. Simpson WENDY L. SIMPSON	Chairman and Chief Executive Officer (Principal Executive Officer)	February 17, 2022

/s/ Pamela J. Kessler PAMELA J. KESSLER	Co-President, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)	February 17, 2022

/s/ Boyd Hendrickson BOYD HENDRICKSON	Director	February 17, 2022

/s/ Cornelia Cheng	Director	February 17, 2022
CORNELIA CHENG
/s/ Devra G. Shapiro DEVRA G. SHAPIRO	Director	February 17, 2022

/s/ James J. Pieczynski JAMES J. PIECZYNSKI	Director	February 17, 2022

/s/ Timothy J. Triche TIMOTHY J. TRICHE	Director	February 17, 2022