Form 10-Q
period 2022-03-31
LTC PROPERTIES INC
filed 2022-04-28
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Yes ☐ No ☑

The number of shares of common stock outstanding on April 21, 2022 was 39,462,229.

LTC PROPERTIES, INC.

FORM 10-Q

March 31, 2022

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share)

	March 31, 2022	December 31, 2021
ASSETS	(unaudited)	(audited)
Investments:
Land	$120,203	$123,239
Buildings and improvements	1,240,713	1,285,318
Accumulated depreciation and amortization	(367,623)	(374,606)
Operating real estate property, net	993,293	1,033,951
Properties held-for-sale, net of accumulated depreciation: 2022—$16,396; 2021—$0	32,313	—
Real property investments, net	1,025,606	1,033,951

Mortgage loans receivable, net of credit loss reserve: 2022—$3,494; 2021—$3,473	346,543	344,442
Real estate investments, net	1,372,149	1,378,393
Notes receivable, net of credit loss reserve: 2022—$619; 2021—$286	61,508	28,337
Investments in unconsolidated joint ventures	19,340	19,340
Investments, net	1,452,997	1,426,070

Other assets:
Cash and cash equivalents	4,393	5,161
Debt issue costs related to revolving line of credit	2,883	3,057
Interest receivable	41,165	39,522
Straight-line rent receivable	23,912	24,146
Lease incentives	2,277	2,678
Prepaid expenses and other assets	8,470	4,191
Total assets	$1,536,097	$1,504,825
LIABILITIES
Revolving line of credit	$157,900	$110,900
Term loans, net of debt issue costs: 2022—$600; 2021—$637	99,400	99,363
Senior unsecured notes, net of debt issue costs: 2022—$498; 2021—$524	505,482	512,456
Accrued interest	3,090	3,745
Accrued expenses and other liabilities	27,626	33,234
Total liabilities	793,498	759,698
EQUITY
Stockholders’ equity:
Common stock: $0.01 par value; 60,000 shares authorized; shares issued and outstanding: 2022—39,460; 2021—39,374	395	394
Capital in excess of par value	857,558	856,895
Cumulative net income	1,459,048	1,444,636
Accumulated other comprehensive income (loss)	4,704	(172)
Cumulative distributions	(1,587,519)	(1,565,039)
Total LTC Properties, Inc. stockholders’ equity	734,186	736,714
Non-controlling interests	8,413	8,413
Total equity	742,599	745,127
Total liabilities and equity	$1,536,097	$1,504,825

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share, unaudited)

	Three Months Ended
	March 31,
	2022	2021
Revenues:
Rental income	$30,324	$31,973
Interest income from mortgage loans	9,636	7,922
Interest and other income	827	385
Total revenues	40,787	40,280
Expenses:
Interest expense	7,143	6,972
Depreciation and amortization	9,438	9,877
Provision (recovery) for credit losses	354	(9)
Transaction costs	32	92
Property tax expense	3,982	3,981
General and administrative expenses	5,808	5,033
Total expenses	26,757	25,946
Other operating income:
Gain (loss) on sale of real estate, net	102	(773)
Operating income	14,132	13,561
Income from unconsolidated joint ventures	375	289
Net income	14,507	13,850
Income allocated to non-controlling interests	(95)	(88)
Net income attributable to LTC Properties, Inc.	14,412	13,762
Income allocated to participating securities	(137)	(120)
Net income available to common stockholders	$14,275	$13,642

Weighted average shares used to calculate earnings per common share:
Basic	39,199	39,100
Diluted	39,349	39,179

Dividends declared and paid per common share	$0.57	$0.57

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$14,507	$13,850
Unrealized gain on cash flow hedges before reclassification	4,584	—
Losses reclassified from accumulated other comprehensive income to interest expense	292	—
Comprehensive income	$19,383	$13,850

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

			Capital in	Cumulative			Total	Non-
	Common Stock		Excess of	Net	Accumulated	Cumulative	Stockholder's	Controlling	Total
	Shares	Amount	Par Value	Income	OCI	Distributions	Equity	Interests	Equity
Balance—December 31, 2020	39,242	$392	$852,780	$1,388,775	$—	$(1,474,545)	$767,402	$8,404	$775,806
Common Stock cash distributions ($0.57 per share)	—	—	—	—	—	(22,405)	(22,405)	—	(22,405)
Vesting of performance-based stock units, including the payment of distributions	109	1	(1)	—	—	(764)	(764)	—	(764)
Stock-based compensation expense	—	—	1,852	—	—	—	1,852	—	1,852
Net income	—	—	—	13,762	—	—	13,762	88	13,850
Non-controlling interest distributions	—	—	—	—	—	—	—	(88)	(88)
Cash paid for taxes in lieu of common shares	(84)	—	(3,470)	—	—	—	(3,470)	—	(3,470)
Other	95	1	(11)	—	—	—	(10)	—	(10)
Balance—March 31, 2021	39,362	$394	$851,150	$1,402,537	$—	$(1,497,714)	$756,367	$8,404	$764,771
Common Stock cash distributions ($0.57 per share)	—	—	—	—	—	(22,439)	(22,439)	—	(22,439)
Vesting of performance-based stock units, including the payment of distributions				—	—		-	—	-
Stock-based compensation expense	—	—	1,958	—	—	—	1,958	—	1,958
Net income	—	—	—	18,239	—	—	18,239	91	18,330
Non-controlling interest distributions	—	—	—	—	—	—	—	(91)	(91)
Cash paid for taxes in lieu of common shares	(3)	—	(103)	—	—	—	(103)	—	(103)
Other	15	—	(46)	—	—	—	(46)	—	(46)
Balance—June 30, 2021	39,374	$394	$852,959	$1,420,776	$—	$(1,520,153)	$753,976	$8,404	$762,380
Common Stock cash distributions ($0.57 per share)	—	—	—	—	—	(22,443)	(22,443)	—	(22,443)
Stock-based compensation expense	—	—	1,975	—	—	—	1,975	—	1,975
Net income	—	—	—	11,022	—	—	11,022	92	11,114
Non-controlling interest distributions	—	—	—	—	—	—	—	(92)	(92)
Non-controlling interest contributions	—	—	—	—	—	—	—	9	9
Other	—	—	(13)	—	—	—	(13)	—	(13)
Balance—September 30, 2021	39,374	$394	$854,921	$1,431,798	$—	$(1,542,596)	$744,517	$8,413	$752,930
Common Stock cash distributions ($0.57 per share)	—	—	—	—	—	(22,443)	(22,443)	—	(22,443)
Stock-based compensation expense	—	—	1,975	—	—	—	1,975	—	1,975
Net income	—	—	—	12,838	—	—	12,838	92	12,930
Non-controlling interest distributions	—	—	—	—	—	—	—	(92)	(92)
Fair market valuation adjustment for interest rate swap	—	—	—	—	(172)	—	(172)	—	(172)
Other	—	—	(1)	—	—	—	(1)	—	(1)
Balance—December 31, 2021	39,374	$394	$856,895	$1,444,636	$(172)	$(1,565,039)	$736,714	$8,413	$745,127
Common Stock cash distributions ($0.57 per share)	—	—	—	—	—	(22,480)	(22,480)	—	(22,480)
Stock-based compensation expense	—	—	1,925	—	—	—	1,925	—	1,925
Net income	—	—	—	14,412	—	—	14,412	95	14,507
Cash paid for taxes in lieu of common shares	(37)	—	(1,255)	—	—	—	(1,255)	—	(1,255)
Non-controlling interest distributions	—	—	—	—	—	—	—	(95)	(95)
Fair market valuation adjustment for interest rate swap	—	—	—	—	4,876	—	4,876	—	4,876
Other	123	1	(7)	—	—	—	(6)	—	(6)
Balance—March 31, 2022	39,460	$395	$857,558	$1,459,048	$4,704	$(1,587,519)	$734,186	$8,413	$742,599

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES:
Net income	$14,507	$13,850
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,438	9,877
Stock-based compensation expense	1,925	1,852
(Gain) loss on sale of real estate, net	(102)	773
Income from unconsolidated joint ventures	(375)	(289)
Income distributions from unconsolidated joint ventures	—	164
Straight-line rental adjustment (income)	234	(682)
Adjustment for collectability of rental income and lease incentives	173	758
Amortization of lease incentives	223	112
Provision (recovery) for credit losses	354	(9)
Other non-cash items, net	(957)	260
Change in operating assets and liabilities
Lease incentives funded	(8)	—
Increase in interest receivable	(1,643)	(1,745)
Decrease in accrued interest payable	(655)	(869)
Net change in other assets and liabilities	(4,546)	(2,793)
Net cash provided by operating activities	18,568	21,259
INVESTING ACTIVITIES:
Investment in real estate capital improvements	(1,068)	(1,044)
Proceeds from sale of real estate, net	—	1,765
Investment in real estate mortgage loans receivable	(1,026)	(158)
Principal payments received on mortgage loans receivable	125	125
Investments in unconsolidated joint ventures	—	(5,676)
Advances and originations under notes receivable	(34,791)	(1,656)
Principal payments received on notes receivable	1,287	2,553
Net cash used in investing activities	(35,473)	(4,091)
FINANCING ACTIVITIES:
Borrowings from revolving line of credit	47,000	17,000
Principal payments on senior unsecured notes	(7,000)	(7,000)
Distributions paid to stockholders	(22,480)	(23,169)
Distributions paid to non-controlling interests	(95)	(88)
Financing costs paid	(27)	—
Cash paid for taxes in lieu of shares upon vesting of restricted stock and performance-based stock units	(1,255)	(3,470)
Other	(6)	(12)
Net cash provided by (used in) financing activities	16,137	(16,739)
(Decrease) increase in cash and cash equivalents	(768)	429
Cash and cash equivalents, beginning of period	5,161	7,772
Cash and cash equivalents, end of period	$4,393	$8,201

Supplemental disclosure of cash flow information:
Interest paid	$7,534	$7,582
Non-cash investing and financing transactions:
Preferred return reserve related to investments in unconsolidated joint ventures (See Footnote 3)	$—	$2,324
Application of interest reserve recorded as mortgage loan receivable	$1,221	$—
Increase in fair value of interest rate swap agreements (See Footnote 6)	$4,876	$—

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

We have prepared consolidated financial statements included herein without audit and in the opinion of management have included all adjustments necessary for a fair presentation of the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to rules and regulations governing the presentation of interim financial statements. The accompanying consolidated financial statements include the accounts of our company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three ended March 31, 2022 and 2021 are not necessarily indicative of the results for a full year.

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

Owned Properties. Our owned properties are leased pursuant to non-cancelable operating leases. Each lease is a triple net lease which requires the lessee to pay all taxes, insurance, maintenance and repairs, capital and non-capital expenditures and other costs necessary in the operations of the facilities. Many of the leases contain renewal options. The majority of our leases contain provisions for specified annual increases over the rents of the prior year.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table summarizes our investments in owned properties at March 31, 2022 (dollar amounts in thousands):

						Average
		Percentage	Number	Number of		Investment
	Gross	of	of	SNF	ALF	per
Type of Property	Investment	Investment	Properties (1)	Beds	Units	Bed/Unit
Assisted Living	$844,995	59.9%	102	—	5,798	$145.74
Skilled Nursing	553,073	39.3%	50	6,154	212	$86.88
Other (2)	11,557	0.8%	1	118	—	—
Total	$1,409,625	100.0%	153	6,272	6,010
(1)	We own properties in 26 states that are leased to 28 different operators.

(2)	Includes three parcels of land held-for-use, and one behavioral health care hospital.

Future minimum base rents receivable under the remaining non-cancelable terms of operating leases excluding the effects of straight-line rent receivable, amortization of lease incentives and renewal options are as follows (in thousands):

Cash
Rent (1)
2022	$85,484
2023	101,561
2024	96,676
2025	88,161
2026	71,761
Thereafter	276,323
(1)	Represents contractual cash rent, except for certain master leases which are based on estimated cash payments. Includes rent from subsequent acquisitions and excludes rent from subsequent dispositions. See Footnote 12 for more information.

We monitor the collectability of our receivable balances, including deferred rent receivable balances, on an ongoing basis. We write-off uncollectible operator receivable balances, including straight- line rent receivable and lease incentives balances, as a reduction to rental income in the period such balances are no longer probable of being collected. Therefore, recognition of rental income is limited to the lesser of the amount of cash collected or rental income reflected on a “straight-line” basis for those customer receivable balances deemed uncollectible. We wrote-off straight-line rent receivable and lease incentives balances of $173,000 and $758,000 for the three months ended March 31, 2022 and 2021, respectively.

We continue to take into account the current financial condition of our operators, including consideration of the impact of COVID-19, in our estimation of uncollectible accounts and deferred rents receivable at March 31, 2022. We are closely monitoring the collectability of such rents and will adjust future estimations as appropriate as further information becomes known.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table summarizes components of our rental income for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended
	March 31,
Rental Income	2022		2021
Base cash rental income	$26,915	(1)	$28,623
Variable cash rental income	4,039	(2)	3,538	(2)
Straight-line rent	(234)	(3)	682	(3)
Adjustment for collectability of rental income and lease incentives	(173)	(4)	(758)	(5)
Amortization of lease incentives	(223)		(112)
Total	$30,324		$31,973
(1)	Decreased primarily due to Senior Care and Abri Health portfolio transitions, abated and deferred rent, and reduced income from a sold SNF in Washington. The decrease was partially offset by rent increase increases from properties transitioned from Senior Lifestyle, the one-time 50% reduction of 2021 rent escalations provided to the majority of our operating partners, and increases from completed projects, annual rent escalations and capital improvement fundings.

(2)	The variable rental income for the three months ended March 31, 2022, includes reimbursement of real estate taxes by our lessees of $3,982 and contingent rental income of $57. The variable rental income for the three months ended March 31, 2021, only includes reimbursement of real estate taxes by our lessees of $3,538. Increased primarily due to properties transitioned from Senior Lifestyle.

(3)	Decreased primarily due to the impact of prior year’s 50% reduction of 2021 rent escalations for those leases accounted for on a straight-line basis.

(4)	Represents a lease incentive balance write-off related to a closed property and subsequent lease termination.

(5)	Represents a straight-line rent receivable write-off due to transitioning rental revenue recognition to cash basis for one lease in accordance with Accounting Standard Codification Topic 842, Leases.

Some of our lease agreements provide purchase options allowing the lessees to purchase the properties they currently lease from us. The following table summarizes information about purchase options included in our lease agreements (dollar amounts in thousands):

	Type	Number
	of	of	Gross	Carrying	Option
State	Property	Properties	Investments	Value	Window
California	ALF/MC	2	$38,895	$34,425	2024-2029
California	ALF	2	31,814	16,765	2022-2023	(1)
Florida	MC	1	15,201	12,842	2029
Kentucky and Ohio	MC	2	30,421	26,393	2025
Nebraska	ALF	3	7,633	3,128	TBD	(2)
South Carolina	ALF/MC	1	11,680	9,486	2029
Total			$135,644	$103,039
(1)	The option window ending date will be either 24 months or 48 months after the option window commences, based on certain contingencies. During the three months ended March 31, 2022, the current operator exercised the purchase option under their lease to buy both properties for approximately $43,700. The exercise of the option does not legally obligate the operator to complete the acquisition of the properties. We currently expect to complete the sale in the second quarter of 2022.

(2)	Subject to the properties achieving certain coverage ratios.

(3)	Subsequent to March 31, 2022, we purchased four skilled nursing centers for $51,534 and leased these properties under a 10-year lease with an existing operator. The lease provides either an earn-out payment or purchase option but not both. The purchase option is available at the end of the fifth lease year through the end of the seventh lease year. If neither option is elected within the timeframe defined in the lease, both elections are terminated. For more information regarding the earn-out see Footnote 8.

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, and on March 13, 2020, the United States declared a national emergency with regard to

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

COVID-19. At March 31, 2022, in conjunction with the continued levels of uncertainty related to the adverse effects of COVID-19, we assessed the probability of collecting substantially all of our lease payments through maturity and concluded that we did not have sufficient information available to evaluate the impact of COVID-19 on the collectability of our lease payments. The extent to which COVID-19 could impact our operators and the collectability of our future lease payments will depend on the future developments including the financial impact significance, government support and subsidies and the duration of the pandemic.

In recognition of the pandemic’s ongoing impact affecting our operators, we have agreed to rent abatements totaling $720,000 and rent deferrals for certain operators totaling $1,295,000 during the three months ended March 31, 2022. The $2,015,000 in rent abatements and deferrals during the three months ended March 31, 2022, represented approximately 5.4% of our contractual rent for the three months ended March 31, 2022.

Acquisitions and Developments: We had no acquisitions during the three months ended March 31, 2022 and 2021. Subsequent to March 31, 2022, we acquired four skilled nursing centers for $51,534,000. The properties, which are located in Texas, have a combined total of 339 beds primarily in private rooms and will be operated by an existing operator under a 10-year lease with two 5-year renewal options. Additionally, the lease provides either an earn-out payment or purchase option but not both. If neither option is elected within the timeframe defined in the lease, both elections are terminated. The earn-out payment is available, contingent on achieving certain thresholds per the lease, beginning at the end of the second lease year through the end of the fifth lease year. The purchase option is available beginning at the end of the fifth lease year through the end of the seventh lease year. The initial cash yield is 8% for the first year, increasing to 8.25% for the second year, then increases annually by 2.0% to 4.0% based on the change in the Medicare Market Basket Rate. In conjunction with the transaction, we provided the lessee a 10-year working capital loan for up to $2,000,000, of which $1,867,000 has been funded, at 8% for first year, increasing to 8.25% for the second year, then increasing annually with the lease rate.

During the three months ended March 31, 2022 and 2021, we invested the following in development and improvement projects (in thousands):

	Three Months Ended March 31,
	2022		2021
Type of Property	Developments	Improvements	Developments	Improvements
Assisted Living Communities	$—	$694	$—	$1,044
Skilled Nursing Centers	—	177	—	—
Other	—	197	—	—
Total	$—	$1,068	$—	$1,044

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Properties Sold. The following table summarizes property sales during the three months ended March 31, 2022 and 2021 (dollar amounts in thousands):

		Type	Number	Number
		of	of	of	Sales	Carrying	Net
Year (1)	State	Properties	Properties	Beds/Units	Price	Value	Gain (loss) (2)
2022	n/a	n/a	—	—	$—	$—	$102	(3)

2021	Florida	ALF	1	—	$2,000	$2,625	$(861)
	n/a	n/a	—	—	—	—	88	(3)
Total 2021			1	—	$2,000	$2,625	$(773)

(

(1)	Subsequent to March 31, 2022, we sold a 74-unit ALF in Virginia for $16,895. The ALF has a gross book value of $16,895 and a net book value of $15,549. We anticipate recognizing a gain on sale of approximately $1,300 in the second quarter of 2022. In connection with the sale, the current operator paid us a lease termination fee of approximately $1,200.

(2)	Calculation of net gain (loss) includes cost of sales.

(3)	We recognized additional gain due to the reassessment adjustment of the holdbacks related to properties sold during 2019 and 2020.

Mortgage Loans. The following table summarizes our investments in mortgage loans secured by first mortgages at March 31, 2022 (dollar amounts in thousands):

				Type	Percentage	Number of					Investment
			Gross	of	of				SNF	ALF	per
Interest Rate	Maturity	State	Investment	Property	Investment	Loans (1)	Properties (2)		Beds	Units	Bed/Unit
7.5%	2022	MO	$1,780	OTH	0.5%	1	—	(3)	—	—	$ n/a
7.5%	2024	LA	27,277	SNF	7.8%	1	1		189	—	$144.32
7.8%	2025	FL	12,126	ALF	3.5%	1	1		—	68	$178.32
7.3% (4)	2025	NC/SC	49,834	ALF	14.2%	1	13		—	523	$95.28
10.4% (5)	2043	MI	185,356	SNF	53.0%	1	15		1,875	—	$98.86
9.5% (5)	2045	MI	39,039	SNF	11.2%	1	4		501	—	$77.92
9.6% (5)	2045	MI	19,750	SNF	5.6%	1	2		205	—	$96.34
10.0% (5)	2045	MI	14,875	SNF	4.2%	1	1		146	—	$101.88
Total			$350,037		100.0%	8	37		2,916	591	$99.81
(1)	Some loans contain certain guarantees and provide for certain facility fees.

(2)	Our mortgage loans are secured by properties located in six states with five borrowers.

(3)	Represents a mortgage loan secured by a parcel of land for the future development of a 91-bed post-acute SNF.

(4)	Represents the initial rate. This loan has an IRR of 8%.

(5)	Mortgage loans provide for 2.25% annual increases in the interest rate after a certain time period.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table summarizes our mortgage loan activity for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Originations and funding under mortgage loans receivable	$1,026	$158
Application of interest reserve	1,223	—
Scheduled principal payments received	(125)	(125)
Mortgage loan premium amortization	(2)	(2)
Provision for credit losses	(21)	—
Net increase in mortgage loans receivable	$2,101	$31

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

As of March 31, 2022, the accrued interest receivable of $41,165,000 was not included in the measurement of expected credit losses on the mortgage loan receivable and notes receivable (see Note 4). We elected not to measure an allowance for expected credit losses on the related accrued interest receivable using the expected credit loss standard. Rather, we have elected to write-off accrued interest receivable by reversing interest income and/or recognizing credit loss expense as incurred. We review the collectability of the accrued interest receivable quarterly as part of our review of the mortgage loan or notes receivables including the performance of the underlying collateral. For the three months ended March 31, 2022 and 2021, the Company did not write-off any accrued interest receivable.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

3.	Investment in Unconsolidated Joint Ventures

We have preferred equity investments in two joint ventures (“JVs”). We determined that each of these JVs meets the accounting criteria to be considered a variable interest entity (“VIE”). We are not the primary beneficiary of the JVs as we do not have the power to direct the activities that most significantly affect the JVs’ economic performance. However, we do have significant influence over the JVs. Therefore, we have accounted for the JVs using the equity method of accounting. The following table provides information regarding these preferred equity investments (dollar amounts in thousands):

	Type	Type		Total	Contractual	Number
	of	of		Preferred	Cash	of	Carrying
State	Properties	Investment		Return	Portion	Beds/ Units	Value
Washington	ALF/MC	Preferred Equity	(1)	12%	7%	95	$6,340	(1)
Washington	UDP	Preferred Equity	(2)	12%	8%	—	13,000	(2)
Total						95	$19,340
(1)	Invested preferred equity in an entity that developed and owns a 95-unit ALF and MC in Washington. Our investment represents 15.5% of the total investment. The preferred equity investment earns an initial cash rate of 7% increasing to 9% in year four until the internal rate of return (“IRR”) is 8%. After achieving an 8% IRR, the cash rate drops to 8% until achieving an IRR ranging between 12% to 14%, depending upon timing of redemption. During the fourth quarter of 2021, the entity completed the development project and received its certificate of occupancy. We have the option to require the JV partner to purchase our preferred equity interest at any time between August 17, 2031 and December 31, 2036.

(2)	Invested preferred equity in an entity that will develop and own a 267-unit ILF and ALF in Washington. Our investment represents 11.6% of the estimated total investment. The preferred equity investment earns an initial cash rate of 8% with an IRR of 12%. The JV partner has the option to buy out our investment at any time after August 31, 2023 at the IRR rate. Also, we have the option to require the JV partner to purchase our preferred equity interest at any time between August 31, 2027 and, upon project completion and leasing the property, prior to the end of the first renewal term of the lease.

The following table summarizes our capital contributions, income recognized, and cash interest received related to our investments in unconsolidated joint ventures for the three months ended March 31, 2022 and 2021 (in thousands):

	Type
	of	Capital	Income	Cash Interest
Year	Properties	Contribution	Recognized	Earned
2022	ALF/MC	$—	$112	$112
	UDP (1)	—	263	263
Total		$-	$375	$375

2021	ALF/MC	$—	$112	$75
	UDP (1)	8,000	177	89
Total		$8,000	$289	$164
(1)	During 2021, we funded the remaining $8,000 related to a $13,000 preferred equity investment commitment in an entity that will develop and own a 267-unit ILF and ALF in Washington. Additionally, we withheld $2,324 from the $8,000 funding for a total reserve of $3,777 related to this preferred equity investment.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

4.	Notes Receivable

Notes receivable consists of mezzanine loans and other loan arrangements. The following table is a summary of our notes receivable components as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Mezzanine loans (1)	$36,815	$11,815
Other loans	25,312	16,808
Notes receivable credit loss reserve	(619)	(286)
Total	$61,508	$28,337
(1)	During the first quarter of 2022, we originated a $25,000 mezzanine loan for the recapitalization of a five-property seniors housing portfolio. The mezzanine loan has a term of approximately five years, with two one-year extension options and bears interest at 8% with an IRR of 11%. The five communities are located in Oregon and Montana, have a total of 621 units, and include independent living, assisted living and memory care.

The following table summarizes our notes receivable activity for the three months ended March 31, 2022 and 2021 (in thousands):

	Three months March 31,
	2022		2021
Advances under notes receivable	$34,791	(1)	$1,656
Principal payments received under notes receivable	(1,287)		(2,553)
Provision for credit losses	(333)		9
Net increase (decrease) in notes receivable	$33,171		$(888)
(1)	Includes the origination of a $25,000 mezzanine loan for the recapitalization of five assisted living communities located in Oregon and Montana and $8,742 of net funding under a working capital loan to HMG.

5.	Lease Incentives

Our non-contingent lease incentive balances at March 31, 2022 and December 31, 2021 were $2,277,000 and $2,678,000. The following table summarizes our lease incentives activity for the three months ended March 31, 2022 and 2021 (in thousands):

		Three Months Ended March 31,
	2022					2021
	Adjustment	Funding	Amortization	Write-off		Funding	Amortization
Non-contingent lease incentives	$(13)	$8	$(223)	$(173)	(1)	$—	$(112)
(1)	Represents the lease incentive balance write-off related to a closed property and subsequent lease termination.

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

Unsecured Credit Facility. We have an unsecured credit agreement (the “Credit Agreement”) that provides for an aggregate commitment of the lenders of up to $500,000,000 comprising of a $400,000,000 revolving credit facility (the “Revolving Line of Credit”) and two $50,000,000 term loans (the “Term Loans”). The Credit Agreement permits us to request increases to the Revolving Line of Credit and Term Loans commitments up to a total of $1,000,000,000, extends the maturity of the Revolving Line of Credit to November 19, 2025 and provides for a one-year extension option at our discretion, subject to customary conditions. The Term Loans mature on November 19, 2025 and November 19, 2026.

Based on our leverage at March 31, 2022, the facility provides for interest annually at LIBOR plus 115 basis points and a facility fee of 20 basis points. At March 31, 2022, we were in compliance with all covenants.

Interest Rate Swap Agreements. In connection with entering into the Term Loans as discussed above, we entered into two receive variable/pay fixed interest rate swap agreements (“Interest Rate Swaps”) with maturities of November 19, 2025 and November 19, 2026, respectively, that will effectively lock-in the forecasted interest payments on the Term Loans’ borrowings over the four and five year terms of the loans. The Interest Rate Swaps are considered cash flow hedges and are recorded on our Consolidated Balance Sheets at fair value in prepaid expenses and other assets, with cumulative changes in the fair value of these instruments recognized in Accumulated other comprehensive income (loss) on our Consolidated Balance Sheets. During the three months ended March 31, 2022 and 2021, we recorded a $4,876,000 and $0 increase in fair value of Interest Rate Swaps.

As of March 31, 2022 and December 31, 2021, the terms of our Interest Rate Swaps are as follows (dollar amounts in thousands):

				Notional	Fair Value at
Date Entered	Maturity Date	Swap Rate	Rate Index	Amount	March 31, 2022
November 2021	November 19, 2025	2.56%	1-month LIBOR	$50,000	$2,245
November 2021	November 19, 2026	2.69%	1-month LIBOR	50,000	2,459
				$100,000	$4,704

Senior Unsecured Notes. We have senior unsecured notes held by institutional investors with interest rates ranging from 3.85% to 5.03%. The senior unsecured notes mature between 2024 and 2032.

The following table sets forth information regarding debt obligations by component as of March 31, 2022 and December 31, 2021 (dollar amounts in thousands):

		At March 31, 2022		At December 31, 2021
	Applicable		Available		Available
	Interest	Outstanding	for	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing	Balance	Borrowing
Revolving line of credit (2)	1.60%	$157,900	$242,100	$110,900	$289,100
Term loans, net of debt issue costs	2.63%	99,400	—	99,363	—
Senior unsecured notes, net of debt issue costs	4.35%	505,482	—	512,456	—
Total	3.55%	$762,782	$242,100	$722,719	$289,100
(1)	Represents weighted average of interest rate as of March 31, 2022.
(2)	Subsequent to March 31, 2022, we borrowed $52,000 and repaid $18,000 under our Revolving Line of Credit. Accordingly,

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

we have $191,900 outstanding and $208,100 available for borrowing under our Revolving Line of Credit.

Our borrowings and repayments are as follows (in thousands):

	Three Months Ended March 31,
	2022				2021
Debt Obligations	Borrowings		Repayments		Borrowings	Repayments
Revolving line of credit	$47,000	(1)	$—	(1)	$17,000	$—
Senior unsecured notes	—		(7,000)		—	(7,000)
Total	$47,000		$(7,000)		$17,000	$(7,000)
(1)	Subsequent to March 31, 2022, we borrowed $52,000 and repaid $18,000 under our Revolving Line of Credit. Accordingly, we have $191,900 outstanding and $208,100 available for borrowing under our Revolving Line of Credit.

7.	Equity

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

As of March 31, 2022, we have the following consolidated VIEs (in thousands):

				Gross
Investment		Property		Consolidated	Non-Controlling
Year	Purpose	Type	State	Assets	Interests
2019	Owned real estate	ALF/MC	VA	$16,895	$919	(1)
2018	Owned real estate	ILF	OR	14,470	2,857
2018	Owned real estate and development	ALF/MC	OR	18,447	1,091
2017	Owned real estate and development	ILF/ALF/MC	WI	22,007	2,305
2017	Owned real estate	ALF/MC	SC	11,680	1,241
Total				$83,499	$8,413
(1)	Subsequent to March 31, 2022, the 74-unit ALF comprising the joint venture was sold for $16,895. The ALF has a gross book value of $16,895 and a net book value of $15,549. We anticipate recognizing a gain on sale of approximately $1,300 in the second quarter of 2022. In connection with the sale, the current operator paid us a lease termination fee of approximately $1,200.

Common Stock. We have separate equity distribution agreements (collectively, “Equity Distribution Agreements”) to offer and sell, from time to time, up to $200,000,000 in aggregate offering price of shares of our common stock. As of March 31, 2022, no shares had been issued under the Equity Distribution Agreements. Accordingly, at March 31, 2022, we had $200,000,000 available under the Equity Distribution Agreements.

During the three months ended March 31, 2022 and 2021, we acquired 36,880 shares and 84,616 shares, respectively, of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

Available Shelf Registration. We have an automatic shelf registration statement on file with the SEC, and currently have the ability to file additional automatic shelf registration statements, to provide us with capacity to publicly offer an indeterminate amount of common stock, preferred stock, warrants, debt,

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

depositary shares, or units. We may from time to time raise capital under our automatic shelf registration statement in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering. Our shelf registration statement expires on February 17, 2025.

Distributions. We declared and paid the following cash dividends (in thousands):

	Three Months March 31,
	2022		2021
	Declared	Paid	Declared		Paid
Common Stock (1)	$22,480	$22,480	$23,169	(2)	$23,169	(2)
(1)	Represents $0.19 per share per month for the three months ended March 31, 2022 and 2021.

(2)	Includes $764 of distributions that were paid as a result of the vesting of performance-based stock units.

In April 2022, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of April, May and June 2022, payable on April 29, May 31, and June 30, 2022, respectively, to stockholders of record on April 21, May 23, and June 22, 2022, respectively.

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

At March 31, 2022, we had 10,000 stock options outstanding and exercisable. During the three months ended March 31, 2022, 5,000 stock options expired and were cancelled. During the three months ended March 31, 2022 and 2021, no stock options were granted or exercised.

The following table summarizes our restricted stock activity for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Outstanding, January 1	197,422	180,440
Granted	122,865	95,293
Vested	(83,341)	(78,482)
Outstanding, March 31	236,946	197,251

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the three months ended March 31, 2022 and 2021, we granted 86,332 and 71,892, respectively, of performance-based stock units. Additionally, no performance-based stock units vested during the three months ended March 31, 2022 and 108,720 performance-based stock units vested during the three months ended March 31, 2021.

During the three months ended March 31, 2022 and 2021, we granted restricted stock and performance-based stock units under the 2021 Plan and 2015 Plan as follows:

	No. of	Price per
Year	Shares/Units	Share	Vesting Period
2022	122,865	$33.94	ratably over 3 years
	86,332	$33.94	TSR targets (1)
	209,197

2021	95,293	$42.27	ratably over 3 years
	71,892	$42.27	TSR targets (1)
	167,185

(1)	Vesting is based on achieving certain total shareholder return (“TSR”) targets in 4 years with acceleration opportunity in 3 years.

Compensation expense recognized related to the vesting of restricted common stock and performance-based stock units for the three months ended March 31, 2022 and 2021 were $1,925,000 and $1,852,000, respectively. At March 31, 2022, the remaining compensation expense to be recognized related to the future service period of unvested outstanding restricted common stock and performance-based stock units are as follows (in thousands):

Remaining
Compensation
Vesting Date	Expense
Nine months ended December 31, 2022	$5,762
2023	5,405
2024	2,853
2025	309
Total	$14,329

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

8.	Commitments and Contingencies

At March 31, 2022, we had commitments as follows (in thousands):

				Total
	Investment		2022	Commitment	Remaining
	Commitment		Funding	Funded	Commitment
Real estate properties (Footnote 2. Real Estate Investments)	$13,235	(1)	$948	$2,587	$10,648
Accrued incentives and earn-out liabilities (Footnote 5. Lease Incentives) (3)	9,000		—	—	9,000
Mortgage loans (Footnote 2. Real Estate Investments)	31,575	(2)	376	4,172	27,403
Notes receivable (Footnote 4. Notes Receivable)	25,250		9,791	18,892	6,358
Total	$79,060		$11,115	$25,651	$53,409
(1)	Represents commitments to purchase land and improvements, if applicable, and to develop, re-develop, renovate or expand seniors housing and health care properties.

(2)	Represents $13,575 of commitments for the expansion, renovation and working capital of the seniors housing and health care properties securing the mortgage loans and $18,000 of commitments which are contingent upon the borrower achieving certain coverage ratios.

(3)	Subsequent to March 31, 2022, we purchased four skilled nursing centers for $51,534 and leased these properties under a 10-year lease with an existing operator. The lease provides either an earn-out payment up to $3,000 or a purchase option but not both. The earn-out payment is available, contingent on achieving certain thresholds per the lease, beginning at the end of the second lease year through the end of the fifth lease year. If neither option is elected within the timeframe defined in the lease, both elections are terminated. For more information regarding the purchase option see Footnote 2.

Also, some of our lease agreements provide purchase options allowing the lessee to purchase the properties they currently lease from us. See Footnote 2. Real Estate Investments for a table summarizing information about our purchase options.

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

We have one operator that represents 10% or more of our combined rental revenue and interest income from mortgage loans. The following table sets forth information regarding our major operator as of March 31, 2022:

	Number of		Number of		Percentage of
			SNF	ALF	Total	Total
Operator	SNF	ALF	Beds	Units	Revenue (1)	Assets (2)
Prestige Healthcare (3)	24	—	2,845	93	20.4%	17.2%
(1)	Includes rental income from owned properties and interest income from mortgage loans as of March 31, 2022.

(2)	Represents the net carrying value of the mortgage loans and properties we own divided by the Total assets on the Consolidated Balance Sheets.

(3)	The majority of the revenue derived from this operator relates to interest income from mortgage loans.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Our financial position and ability to make distributions may be adversely affected if Prestige Healthcare or any of our lessees and borrowers face financial difficulties, including any bankruptcies, inability to emerge from bankruptcy, insolvency or general downturn in business of any such operator, continuing impact upon services or occupancy levels due to COVID-19, or in the event any such operator does not renew and/or extend its relationship with us.

10.	Earnings per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2022		2021
Net income	$14,507		$13,850
Less income allocated to non-controlling interests	(95)		(88)
Less income allocated to participating securities:
Non-forfeitable dividends on participating securities	(137)		(120)
Net income available to common stockholders	14,275		13,642
Effect of dilutive securities:
Participating securities (1)	—		—
Net income for diluted net income per share	$14,275		$13,642

Shares for basic net income per share	39,199		39,100
Effect of dilutive securities:
Stock options	—	(2)	1
Performance-based stock units	150		78
Participating securities (1)	—		—
Total effect of dilutive securities	150		79
Shares for diluted net income per share	39,349		39,179

Basic net income per share	$0.36		$0.35
Diluted net income per share	$0.36		$0.35
(1)	For the three months ended March 31, 2022, and 2021, the participating securities have been excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.

(2)	For the three months ended March 31, 2022, stock options have been excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.
11.	Fair Value Measurements

In accordance with the accounting guidance regarding the fair value option for financial assets and financial liabilities, entities are permitted to choose to measure certain financial assets and liabilities at fair value, with the change in unrealized gains and losses reported in earnings. We did not elect the fair value option for any of our financial assets and financial liabilities.

As of March 31, 2022, we had two interest rate swaps that were designated as cash flow hedges of interest rate risk with a total notional amount of $100,000,000. See Footnote 6. Debt Obligations within our consolidated financial statements for further detail on our interest rate swaps. We record cash flow hedges either as an asset or a liability measured at fair value. We estimate the fair value of our interest rate swaps using the assistance of a third-party using inputs that are observable in the market which include forward yield curves and other relevant information. Although we have determined that the

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

majority of the inputs used to value our derivative instruments fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize level 3 inputs to evaluate the likelihood of default by us and our counterparties.

The carrying amount of cash and cash equivalents, prepaid expenses and other assets, accrued interest, accrued expenses and other liabilities approximates fair value because of the short-term maturity of these instruments. We do not invest our cash in auction rate securities. The carrying value and estimated fair value of our financial instruments as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

	At March 31, 2022			At December 31, 2021
	Carrying	Fair		Carrying	Fair
	Value	Value		Value	Value
Mortgage loans receivable, net of credit loss reserve	$346,543	$406,669	(1)	$344,442	$405,162	(1)
Notes receivable, net of credit loss reserve	61,508	66,576	(2)	28,337	28,653	(2)
Revolving line of credit	157,900	157,900	(3)	110,900	110,900	(3)
Term loans, net of debt issue costs	99,400	100,000	(3)	99,363	100,000	(3)
Senior unsecured notes, net of debt issue costs	505,482	503,887	(4)	512,456	540,045	(4)
(1)	Our investment in mortgage loans receivable is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash inflows of the mortgage loans receivable at March 31, 2022 and December 31, 2021 was 9.4% and 9.5%, respectively.

(2)	Our investments in notes receivable are classified as Level 3. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash flows of the notes receivable at March 31, 2022 and December 31, 2021, were 6.4% and 5.6%, respectively.

(3)	Our revolving line of credit and term loans bear interest at a variable interest rate. The estimated fair value of our revolving line of credit and term loans approximated their carrying values at March 31, 2022 and December 31, 2021 based upon prevailing market interest rates for similar debt arrangements.

(4)	Our obligation under our senior unsecured notes is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is measured based upon management’s estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities. At March 31, 2022, the discount rate used to value our future cash outflow of our senior unsecured notes was 4.25% for those maturing before year 2030 and 4.50% for those maturing at or beyond year 2030. At December 31, 2021, the discount rate used to value our future cash outflow of our senior unsecured notes was 3.00% for those maturing before year 2030 and 3.25% for those maturing at or beyond year 2030.

12.	Subsequent Events

Subsequent to March 31, 2022 the following events occurred:

Real Estate Investments: We acquired four skilled nursing centers for $51,534,000. The properties, which are located in Texas, have a combined total of 339 beds primarily in private rooms and will be operated by an existing operator under a 10-year lease with two 5-year renewal options. Additionally, the lease provides either an earn-out payment or purchase option but not both. If neither option is elected within the timeframe defined in the lease, both elections are terminated. The earn-out payment is available, contingent on achieving certain thresholds per the lease, beginning at the end of the second lease year through the end of the fifth lease year. The purchase option is available beginning at the end of the fifth lease year through the end of the seventh lease year. The initial cash yield is 8% for the first year, increasing to 8.25% for the second year, then increases annually by 2.0% to 4.0% based on the change in the Medicare Market Basket Rate. In conjunction with the transaction, we provided the lessee a working

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

capital loan for up to $2,000,000, of which $1,867,000 has been funded, at the same yields and maturity as the lease.

Real Estate Dispositions: We sold a 74-unit assisted living community in Virginia for $16,895,000. The community had a gross book value of $16,895,000 and a book value of $15,549,000 at March 31, 2022. We anticipate recognizing a gain on sale of approximately $1,300,000 in the second quarter of 2022. In connection with the sale, the current operator paid us a lease termination fee of approximately $1,200,000.

Debt: We borrowed $52,000,000 and repaid $18,000,000 under our revolving line of credit. Accordingly, we have $191,900,000 outstanding and $208,100,000 available for borrowing under our revolving line of credit.

Equity: We declared a monthly cash dividend of $0.19 per share on our common stock for the months of April, May and June 2022, payable on April 29, May 31, and June 30, 2022, respectively to stockholders of record on April 21, May 23, and June 22, 2022, respectively.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking. You can identify some of the forward-looking statements by their use of forward-looking words, such as “believes,” “expects,” “may,” “will,” “could,” “would,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or the negative of those words or similar words. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to, our dependence on our operators for revenue and cash flow; the duration and extent of the effects of the COVID-19 pandemic; government regulation of the health care industry; federal and state health care cost containment measures including reductions in reimbursement from third-party payors such as Medicare and Medicaid; required regulatory approvals for operation of health care facilities; a failure to comply with federal, state, or local regulations for the operation of health care facilities; the adequacy of insurance coverage maintained by our operators; our reliance on a few major operators; our ability to renew leases or enter into favorable terms of renewals or new leases; the impact of inflation, operator financial or legal difficulties; the sufficiency of collateral securing mortgage loans; an impairment of our real estate investments; the relative illiquidity of our real estate investments; our ability to develop and complete construction projects; our ability to invest cash proceeds for health care properties; a failure to qualify as a REIT; our ability to grow if access to capital is limited; and a failure to maintain or increase our dividend. For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in our publicly available filings with the Securities and Exchange Commission. We do not undertake any responsibility to update or revise any of these factors or to announce publicly any revisions to forward-looking statements, whether as a result of new information, future events or otherwise.

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

The following graph summarizes our gross investments as of March 31, 2022:

Our primary seniors housing and health care property classifications include skilled nursing centers (“SNF”), assisted living communities (“ALF”), independent living communities (“ILF”), memory care communities (“MC”) and combinations thereof. We conduct and manage our business as one operating segment, rather than multiple operating segments, for internal reporting and internal decision-making purposes. For purposes of this quarterly report and other presentations, we generally include ALF, ILF, MC, and combinations thereof in the ALF classification. As of March 31, 2022, seniors housing and long-term health care properties comprised approximately 98.6% of our investment portfolio. We have been operating since August 1992.

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

Depending upon the availability and cost of external capital, we anticipate making additional investments in health care related properties. New investments are generally funded from cash on hand, proceeds from periodic asset sales, temporary borrowings under our unsecured revolving line of credit and internally generated cash flows. Our investments generate internal cash from rent and interest receipts and principal payments on mortgage loans receivable. Permanent financing for future investments, which replaces funds drawn under our unsecured revolving line of credit, is expected to be provided through a combination of public and private offerings of debt and equity securities. We could also look to secured and unsecured debt financing. The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets’ environment, especially to changes in interest rates. Changes in the capital markets’ environment may impact the availability of cost-effective capital.

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

The operations and occupancy levels at our properties have been adversely affected by COVID-19 and could be further adversely affected by COVID-19 or another pandemic especially if there are infections on a large scale at our properties. The impact of COVID-19 has included, and another pandemic could include, early resident move-outs, our operators delaying accepting new residents due to quarantines, potential occupants postponing moves to our operators’ facilities, and/or hospitals cancelling or significantly reducing elective surgeries thereby there were fewer people in need of skilled nursing care. Additionally, as our operators have responded to the pandemic, operating costs have begun to rise. A decrease in occupancy, ability to collect rents from residents and/or increase in operating costs could have a material adverse effect on the ability of our operators to meet their financial and other contractual obligations to us, including the payment of rent. In recognition of the ongoing pandemic impact affecting our operators, we have agreed to rent abatements totaling $5.2 million and rent deferrals for certain operators totaling $8.7 million between April 2020 and March 2022, of which $1.7 million subsequently has been repaid. The $12.2 million in rent abatements and deferrals, net of repayments, represented approximately 3.4% of our April 2020 through March 2022 contractual rent and interest. The remaining balance of deferred rent is due to us over the next 36 months or upon receipt of government funds from the U.S. Coronavirus Aid, Relief, and Economic Security (the “CARES Act”).

During the three months ended March 31, 2021, we proactively provided additional financial support to the majority of our operators by reducing 2021 rent and interest escalations by 50%. The rent and interest escalation reduction were given in the form of a rent and interest credit in recognition of operators’ increased costs due to COVID-19. During three months ended March 31, 2021, we recognized a Generally Accepted Accounting Principles (“GAAP”) revenue decrease of $0.3 million and a cash revenue decrease of $1.2 million related to the 50% escalation reduction.

Real Estate Portfolio Overview

The following tables summarize our real estate investment portfolio by owned properties and mortgage loans and by property type, as of March 31, 2022 (dollar amounts in thousands):

						Three Months Ended
						March 31, 2022
		Number of			Percentage			Percentage
	Number of	SNF	ALF	Gross	of	Rental		of Total
Owned Properties	Properties (1)	Beds	Units	Investments	Investments	Revenue		Revenues
Assisted Living	102	—	5,798	$844,995	45.9%	$14,216		38.2%
Skilled Nursing	50	6,154	212	553,073	30.1%	11,884		32.0%
Other (2)	1	118	—	11,557	0.6%	242		0.7%
Total Owned Properties	153	6,272	6,010	1,409,625	76.6%	26,342	(4)	70.9%

		Number of			Percentage	Interest Income		Percentage
	Number of	SNF	ALF	Gross	of	from Mortgage		of Total
Mortgage Loans	Properties (1)	Beds	Units	Investments	Investments	Loans		Revenues
Assisted Living	14	—	591	61,960	3.4%	1,179		3.2%
Skilled Nursing	23	2,916	—	286,297	15.5%	8,423		22.7%
Other (3)	—	—	—	1,780	0.1%	34		0.1%
Total Mortgage Loans	37	2,916	591	350,037	19.0%	9,636		26.0%

		Number of			Percentage	Interest		Percentage
	Number of	SNF	ALF	Gross	of	and other		of Total
Notes Receivable	Properties (1)	Beds	Units	Investments	Investments	Income		Revenues
Assisted Living (5)	7	—	961	43,347	2.4%	629		1.7%
Skilled Nursing (6)	—	—	—	18,780	1.0%	160		0.4%
Total Notes Receivable	7	—	961	62,127	3.4%	789		2.1%

		Number of			Percentage	Income from		Percentage
	Number of	SNF	ALF	Gross	of	Unconsolidated		of Total
Unconsolidated Joint Ventures	Properties (1)	Beds	Units	Investments	Investments	Joint Ventures		Revenues
Assisted Living (7)	1	—	95	6,340	0.3%	112		0.3%
Under Development (8)	—	—	—	13,000	0.7%	263		0.7%
Total Unconsolidated Joint Ventures	1	—	95	19,340	1.0%	375		1.0%

Total Portfolio	198	9,188	7,657	$1,841,129	100.0%	$37,142		100.0%

	Number	Number of			Percentage
	of	SNF	ALF	Gross	of
Summary of Properties by Type	Properties (1)	Beds	Units	Investments	Investments
Assisted Living	124	—	7,445	$956,642	52.0%
Skilled Nursing	73	9,070	212	858,150	46.6%
Under Development	—	—	—	13,000	0.7%
Other (2) (3)	1	118	—	13,337	0.7%
Total Portfolio	198	9,188	7,657	$1,841,129	100.0%
(1)	We have investments in owned properties, mortgage loans, notes receivable and unconsolidated joint ventures in 29 states to 35 operators.

(2)	Includes three parcels of land held-for-use and one behavioral health care hospital.

(3)	Includes one parcel of land securing a first mortgage held for future development of a post-acute skilled nursing center.

(4)	Excludes variable rental income from lessee reimbursement, adjustment for collectability of rental income and sold properties.

(5)	Includes a mezzanine loan on a 204-unit combination ILF, ALF, and MC in Georgia, a mezzanine loan on a 136-unit ILF in Oregon, a mezzanine loan on five combination ILF, ALF and MC in Oregon and Montana, and seven working capital loans with interest rates between 5% and 7.5% with maturities between 2023 and 2031.

(6)	Includes two working capital loans with interest between 4% and 6.5% and maturities between 2022 and 2030.

(7)	Includes a preferred equity investment in an entity that developed and owns a 95-unit ALF and MC in Washington. Our investment represents 15.5% of the total investment. The preferred equity investment earns an initial cash rate of 7% increasing to 9% in year four until the internal rate of return (“IRR”) is 8%. After achieving an 8% IRR, the cash rate drops to 8% with an IRR ranging between 12% to 14% depending on the timing of redemption.

(8)	Represents a preferred equity investment in an entity that will develop and own a 267-unit ILF/ALF in Washington. Our investment represents 11.6% of the estimated total investment. The preferred equity investment earns an initial cash rate of 8% with an IRR of 12%.

As of March 31, 2022, we had $1.5 billion in net carrying value of investments, consisting of $1.0 billion or 70.6% invested in owned and leased properties and $0.3 billion or 23.9% invested in mortgage loans secured by first mortgages. Our investment in mortgage loans mature between 2022 and 2045 and contain interest rates between 7.3% and 10.4%.

For the three months ended March 31, 2022, rental income represented 74.4% of total gross revenues, interest income from mortgage loans represented 23.6% of total gross revenues and interest and other income represented 2.0% of total gross revenues. In most instances, our lease structure contains fixed annual rental escalations and/or annual rental escalations that are contingent upon changes in the Consumer Price Index. Certain leases have annual rental escalations that are contingent upon changes in the gross operating revenues of the property. This revenue is not recognized until the appropriate contingencies have been resolved.

For the three months ended March 31, 2022, we recorded $0.2 million in straight-line rental adjustment and amortization of lease incentive cost of $0.2 million. Also, during the first quarter of 2022, we wrote-off a $0.2 million lease incentive balance related to a property closure and subsequent lease termination. During the three months ended March 31, 2022, we received $31.0 million of cash rental income, which includes $4.0 million of operator reimbursements for our real estate taxes. At March 31, 2022, the straight-line rent receivable balance on the consolidated balance sheet was $23.9 million.

Update on Certain Operators and Former Operators

Anthem Memory Care

Anthem Memory Care (“Anthem”) operates 11 memory care communities under a master lease and was placed in default in 2017 resulting from Anthem’s partial payment of its minimum rent. However, we did not enforce our rights and remedies pertaining to the event of default, under the stipulation that Anthem achieves sufficient performance and pays agreed upon rent. Anthem increased their rent payment every year between 2017 and 2021. Anthem paid us annual cash rent of $10.8 million in 2021 and $9.9 million in 2020. Recently, Anthem informed us that they may be unable to pay full agreed upon 2022 second quarter rent of $2.7 million. However, we anticipate receiving total cash rent from Anthem in 2022 of approximately $10.8 million. We receive regular financial performance updates from Anthem and continue to monitor their performance obligations under the master lease agreement. Anthem has paid their greed upon rent through April 2022.

Brookdale Senior Living Communities, Inc

Brookdale Senior Living Communities, Inc’s (“Brookdale”) master lease was amended in the first quarter of 2021 to extend the term by one year through December 31, 2022. The renewal options under the amended master lease remained the same during the first quarter of 2022 and provided three renewal options consisting of a three-year renewal option, a five-year renewal option and a 10-year renewal option. The notice period for the first renewal option was January 1, 2022 to April 30, 2022. Subsequent to March 31, 2022, Brookdale’s master lease was again amended to extend the maturity to December 31, 2023. The renewal options under the new amended master lease remained unchanged except the term of the first renewal option was reduced from three years to two. Also, the notice period for the first renewal option was changed to November 1, 2022 through February 28, 2023. During 2020, we extended to Brookdale a $4.0 million capital commitment which was fully funded during 2021, and a $2.0 million capital commitment which is available between January 1, 2022 through December 31, 2022. Under the new amendment, the $2.0 million capital commitment was increased to $4.0 million and the maturity was extended to February 28, 2023. The yield on these capital commitments is 7% with a reduced rate for qualified ESG projects. During the three months ended March 31, 2022, we funded $0.2 million under the $4.0 million capital commitment. Accordingly, we have a remaining commitment of $3.8 million under this commitment. Brookdale is current on rent payments through April 2022.

Senior Lifestyle Corporation

During 2020, an affiliate of Senior Lifestyle (“Senior Lifestyle”) failed to pay its contractual obligations under its master lease. As a result, we applied their letter of credit and deposits to past due rent and to their outstanding notes receivable. Senior Lifestyle has not paid rent or its other obligations under the master lease since 2021. During 2021, we transition 18 assisted living communities previously leased to Senior Lifestyle to six operators. These communities are located in Illinois, Ohio, Wisconsin, Colorado, Pennsylvania and Nebraska. Also, during 2021, we sold three Wisconsin communities and a closed community in Nebraska previously leased to Senior Lifestyle for a combined total of $35.9 million. We received total proceeds of $34.8 million and recorded a net gain on sale of $5.4 million. We expect to transition the remaining New Jersey community to an existing operator during the second quarter of 2022. During the three months ended March 31, 2022, the assisted living community located in Colorado, which transitioned from Senior Lifestyle to a new operator during the first quarter of 2021, was closed and the lease was terminated. We have engaged a broker and intend to sell this assisted living community.

Other Operators

During 2020, we consolidated our two master leases with an operator into one combined master lease and agreed to abate $0.7 million of rent and allow the operator to defer rent as needed through March 31, 2021. The combined master lease was amended during 2021 and 2022 to extend the rent deferral period through April 30, 2022. The operator deferred rent of $1.3 million during the first quarter of 2022 and $0.4 million in April 2022. The deferred balance due from this operator is $6.6 million as of April 2022. We have not recorded this as revenue, nor have we abated the rent. We expect to address this deferred rent as we work with the operator toward a resolution for the portfolio.

Senior Care Centers, LLC – Former Operator

Senior Care Centers, LLC and affiliates and subsidiaries (“Senior Care”) filed for Chapter 11 bankruptcy in December 2018. During 2019, while in bankruptcy, Senior Care assumed LTC’s master lease and, in March 2020, Senior Care emerged from bankruptcy. Concurrent with their emergence from bankruptcy, in accordance with the order confirming Senior Care’s plan of reorganization, Abri Health Services, LLC (“Abri Health”) was formed as the parent company of reorganized Senior Care and became co-tenant and co-obligor with reorganized Senior Care under our master lease. In March 2021, Senior Care and Abri Health (collectively, “Lessee”) failed to pay rent and additional obligations owed under the master lease. Accordingly, we sent a notice of default and applied proceeds from letters of credit to certain obligations owed under the master lease. Furthermore, we sent the Lessee a notice of termination of the master lease to be effective April 17, 2021. On April 16, 2021, the Lessee filed for Chapter 11 bankruptcy. In August 2021, the United States Bankruptcy Court approved a settlement agreement between Lessee and LTC. The settlement provides for, among other things, a one-time payment of $3.3 million from LTC to the affiliates of Lessee in exchange for cooperation and assistance in facilitating an orderly transition of the 11 skilled nursing centers from the Lessee and its affiliates to affiliates of HMG Healthcare, LLC which occurred on October 1, 2021. As of October 1, 2021, Senior Care and Abri Health no longer operator any properties in our portfolio.

2022 Activities Overview

The following tables summarize our transactions during the three months ended March 31, 2022 (dollar amounts in thousands):

Acquisitions and Investment in Development and Improvement projects

We had no acquisitions during the three months ended March 31, 2022. Subsequent to March 31, 2022, we acquired four skilled nursing centers for $51.5 million. The properties, which are located in Texas, have a combined total of 339 beds primarily in private rooms and will be operated by an existing operator under a 10-year lease with two 5-year renewal options. Additionally, the lease provides either an earn-out payment or purchase option but not both. If neither option is elected within the timeframe defined in the lease, both elections are terminated. The earn-out payment is available, contingent on achieving certain thresholds per the lease, beginning at the end of the second lease year through the end of the fifth lease year. The purchase option is available beginning at the end of the fifth lease year through the end of the seventh lease year. The initial cash yield is 8% for the first year, increasing to 8.25% for the second year, then increases annually by 2.0% to 4.0% based on the change in the Medicare Market Basket Rate. In conjunction with the transaction, we provided the lessee a working capital loan for up to $2.0 million of which $1.9 million has been funded, at the same yields and maturity as the lease.

During the three months ended March 31, 2022, we invested the following in development and improvement projects (in thousands):

	Developments	Improvements
Assisted Living Communities	$—	$694
Skilled Nursing Centers	—	177
Other	—	197
Total	$—	$1,068

Properties Sold

		Type	Number	Number
		of	of	of	Sales	Carrying	Net
Year (1)	State	Properties	Properties	Beds/Units	Price	Value	Gain (loss) (2)
2022	n/a	n/a	—	—	$—	$—	$102	(3) (4)

(1)	Subsequent to March 31, 2022, we sold a 74-unit ALF in Virginia for $16,895. The ALF has a gross book value of $16,895 and a net book value of $15,549. We anticipate recognizing a gain on sale of approximately $1,300 in the second quarter of 2022. In connection with the sale, the current operator paid us a lease termination fee of approximately $1,200.

(2)	Calculation of net gain (loss) includes cost of sales.

(3)	We recognized additional gain due to the reassessment adjustment of the holdbacks related to properties sold during 2019 and 2020, under the expected value model per Accounting Standard Codification (“ASC”) Topic 606, Contracts with Customers (“ASC 606”).

(4)	One of the transactions includes a holdback of $838 which is held in an interest-bearing account with an escrow holder on behalf of the buyer for potential specific losses. During 2020, we received $150 of the holdback. The remaining holdback was received during the first quarter of 2022.

Investment in Mortgage Loans

Originations and funding under mortgage loans receivable	$1,026
Application of interest reserve	1,223
Scheduled principal payments received	(125)
Mortgage loan premium amortization	(2)
Provision for credit losses	(21)
Net increase in mortgage loans receivable	$2,101

Investment in Unconsolidated Joint Ventures

	Type	Type		Total	Contractual	Number			Cash
	of	of		Preferred	Cash	of	Carrying	Income	Interest
State	Properties	Investment		Return	Portion	Beds/ Units	Value	Recognized	Received
Washington (1)	ALF/MC	Preferred Equity	(1)	12%	7%	95	$6,340	$112	$112
Washington (2)	UDP	Preferred Equity	(2)	12%	8%	—	13,000	263	263
						95	$19,340	$375	$375
(1)	Invested preferred equity in an entity that developed and owns a 95-unit ALF and MC in Washington. Our investment represents 15.5% of the total investment. The preferred equity investment earns an initial cash rate of 7% increasing to 9% in year four until the internal rate of return (“IRR”) is 8%. After achieving an 8% IRR, the cash rate drops to 8% until achieving an IRR ranging between 12% to 14%, depending upon timing of redemption. During the fourth quarter of 2021, the entity completed the development project and received its certificate of occupancy. We have the option to require the JV partner to purchase our preferred equity interest at any time between August 17, 2031 and December 31, 2036.

(2)	Invested preferred equity in an entity that will develop and own a 267-unit ILF and ALF in Washington. Our investment represents 11.6% of the estimated total investment. The preferred equity investment earns an initial cash rate of 8% with an IRR of 12%. The JV partner has the option to buy out our investment at any time after August 31, 2023 at the IRR rate. Also, we have the option to require the JV partner to purchase our preferred equity interest at any time between August 31, 2027 and, upon project completion and leasing the property, prior to the end of the first renewal term of the lease.

Notes Receivable

Advances under notes receivable	$34,791	(1)
Principal payments received under notes receivable	(1,287)
Provision for credit losses	(333)
Net increase in notes receivable	$33,171
(1)	Includes the origination of a $25,000 mezzanine loan for the recapitalization of five assisted living communities located in Oregon and Montana with a total of 621 units. The mezzanine loan has a term of approximately five years with two one-year extension options. It bears interest at 8% with IRR of 11%. Also, includes $8,742 of net funding under a working capital loan to HMG.

Health Care Regulatory Climate

The Centers for Medicare & Medicaid Services (“CMS”) annually updates Medicare skilled nursing facility (“SNF”) prospective payment system rates and other policies. On July 30, 2019, CMS issued its final fiscal year 2020 Medicare skilled nursing facility update. Under the final rule, CMS projected aggregate payments to SNFs would increase by $851 million, or 2.4%, for fiscal year 2020 compared with fiscal year 2019. The final rule also addressed implementation of the new Patient-Driven Payment Model case mix classification system that became effective on October 1, 2019, changes to the group therapy definition in the skilled nursing facility setting, and various SNF Value-Based Purchasing and quality reporting program policies. On April 10, 2020, CMS issued a proposed rule to update SNF rates and policies for fiscal year 2021, which started October 1, 2020, and issued the final rule on July 31, 2020. CMS estimated that payments to SNFs would increase by $750 million, or 2.2%, for fiscal year 2021 compared to fiscal year 2020. CMS also adopted revised geographic delineations to identify a provider’s status as an urban or rural facility and to calculate the wage index, applying a 5% cap on any decreases in a provider’s wage index from fiscal year 2020 to fiscal year 2021. Finally, CMS also finalized updates to the SNF value-based purchasing program to reflect previously finalized policies, updated the 30-day phase one review and correction deadline for the baseline period quality measure quarterly report, and announced performance periods and performance standards for the fiscal year 2023 program year. On April 8, 2021, CMS issued a proposed rule to update SNF rates and policies for fiscal year 2022, which started October 1, 2021, and issued the final rule on July 29, 2021. CMS estimated that the aggregate impact of the payment policies in the final rule would result in an increase of approximately $410 million in Medicare Part A payments to SNFs in fiscal year 2022. The final rule also includes several policies that update the SNF Quality Reporting Program and the SNF Value-Based Program for fiscal year 2022. On April 11, 2022, CMS issued a proposed rule to update SNF rates and policies for fiscal year 2023. CMS estimates that the aggregate impact of the payment policies in the proposed rule would result in a decrease of approximately $320 million in Medicare Part A payments to SNFs in fiscal year 2023 compared to fiscal year 2022.

Since the announcement of the COVID-19 pandemic and beginning as of March 13, 2020, CMS has issued numerous temporary regulatory waivers and new rules to assist health care providers, including SNFs, respond to the COVID-19 pandemic. These include waiving the SNF 3-day qualifying inpatient hospital stay requirement, flexibility in calculating a new Medicare benefit period, waiving timing for completing functional assessments, waiving requirements for health care professional licensure, survey and certification, provider enrollment, and reimbursement for services performed by telehealth, among many others. CMS also announced a temporary expansion of its Accelerated and Advance Payment Program to allow SNFs and certain other Medicare providers to request accelerated or advance payments in an amount up to 100% of the Medicare Part A payments they received from October–December 2019; this expansion was suspended April 26, 2020 in light of other CARES Act funding relief. The Continuing Appropriations Acts, 2021 and Other Extensions Act, enacted on October 1, 2020, amended the repayment terms for all providers and suppliers that requested and received accelerated and advance payments during the COVID-19 public health emergency. Specifically, Congress gave providers and suppliers that received Medicare accelerated and advance payment(s) one year from when the first loan payment was made to begin making repayments. In addition, CMS has also enhanced requirements for nursing facilities to report COVID-19 infections to local, state and federal authorities. On April 12, 2022, HHS Secretary Becerra announced that he had renewed, effective April 16, 2022, the declared public health emergency for an additional 90-day period.

On March 26, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), sweeping legislation intended to bolster the nation’s response to the COVID-19 pandemic. In addition to offering economic relief to individuals and impacted businesses, the law expands coverage of COVID-19 testing and preventative services, addresses health care workforce needs, eases restrictions on telehealth services during the crisis, and increases Medicare regulatory flexibility, among many other provisions. Notably, the CARES Act temporarily suspended the 2% across-the-board “sequestration” reduction during the period May 1, 2020 through December 31, 2020, and extended the current Medicare sequester requirement through fiscal year 2030. In addition, the law provides $100 billion in grants to eligible health care providers for health care related expenses or lost revenues that are attributable to COVID-19. On April 10, 2020, CMS announced the distribution of $30 billion in funds to Medicare providers based upon their 2019 Medicare fee for service revenues. Eligible providers were required to agree to certain terms and conditions in receiving these grants. In addition, the Department of Health and Human Services (“HHS”) authorized $20 billion of additional funding for providers that have already received funds from the initial distribution of $30 billion. Unlike the first round of funds, which came automatically, providers were required to apply for these additional funds and submit the required supporting documentation, using the online portal provided by HHS. Providers were required to attest to and agree to specific terms and conditions for the use of such funds. HHS expressed a goal of allocating the whole $50 billion proportionally across all providers based on those providers’ proportional share of 2018 net Medicare fee-for-service revenue, so that some providers will not be eligible for additional funds. On May 22, 2020, HHS announced that it had begun distributing $4.9 billion in additional relief funds to SNFs to offset revenue losses and assist nursing homes with additional costs related to responding to the COVID-19 public health emergency and the shipments of personal protective equipment provided to nursing homes by the Federal Emergency Management Agency. On June 9, 2020, HHS announced that it expected to distribute approximately $15 billion to eligible providers that participate in state Medicaid and Children’s Health Insurance Program (“CHIP”) programs and have not received a payment from the Provider Relief Fund General Allocation. On July 22, 2020, President Trump announced that HHS would devote $5 billion in Provider Relief Funds to Medicare-certified long-term care facilities and state veterans’ homes to build nursing home skills and enhance nursing homes’ response to COVID-19, including enhanced infection control. Nursing homes were required to participate in the Nursing Home COVID-19 training to qualify for this funding. On August 27, 2020, HHS announced that it had distributed almost $2.5 billion to nursing homes to support increased testing, staffing, and personal protective equipment needs. On September 3, 2020, HHS announced a $2 billion performance-based incentive payment distribution to nursing homes and SNFs. Finally, on October 1, 2020, HHS announced $20 billion in additional funding for several types of providers, including those who previously received, rejected, or accepted a general distribution provider relief fund payment. The application deadline for these Phase 3 funds was November 6, 2020.

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

On April 14, 2021, President Biden signed an Act to Prevent Across-the-Board Direct Spending Cuts, and for Other Purposes (H.R. 1868), which extended the sequestration suspension period to December 31, 2021. On June 11, 2021, HHS issued revised reporting requirements for recipients of Provider Relief Fund payments. The announcement included expanding the amount of time providers would have to report information, aimed to reduce burdens on smaller providers, and extended key deadlines for expending Provider Relief Fund payments for recipients who received payments after June 30, 2020. The revised reporting requirements are applicable to providers who received one or more payments exceeding, in the aggregate, $10,000 during a single Payment Received Period from the PRF General Distributions, Targeted Distributions, and/or Skilled Nursing Facility and Nursing Home Infection Control Distributions. On July 1, 2021, HHS, through the Health Resources and Services Administration (“HRSA”), notified recipients of Provider Relief Fund payments by e-mail that the Provider Relief Fund Reporting Portal was open for recipients who were required to report on the use of funds in Reporting Period 1, as described by HHS’s June 11, 2021 update to the reporting requirements. On September 10, 2021, HHS announced a final 60-day grace period of the September 30, 2021 reporting deadline for Provider Relief Funds exceeding $10,000 in aggregate payments received from April 10, 2020 to June 30, 2020. Although the September 30, 2021 reporting deadline remained in place, HHS explained that recoupment or other enforcement actions would not be initiated during the 60-day grace period, which began on October 1, 2021 and ended on November 30, 2021. Reporting Period 2, for providers who received one or more payments exceeding $10,000, in the aggregate, from July 1, 2020 to December 31, 2020, was from January 1, 2022 to March 31, 2022. The Provider Relief Fund reporting portal will open for Reporting Period 3 on July 1, 2022, for providers who received one or more Provider Relief Fund payments exceeding $10,000, in the aggregate, from January 1, 2021 to June 30, 2021.

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

On December 14, 2021, HHS announced the distribution of approximately $9 billion in Provider Relief Fund Phase 4 payments to health care providers who have experienced revenue losses and expenses related to the COVID-19 pandemic. Further, on January 25, 2022, HHS announced that it would be making more than $2 billion in Provider Relief Fund Phase 4 General Distribution payments to more than 7,600 providers across the country that same week. On March 2022, HHS announced more than $413 million in Provider Relief Fund Phase 4 payments to more than 3,600 providers across the country.

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

The following table reflects our recent historical trends of concentration risk (gross investment, in thousands):

	3/31/22	12/31/21	9/30/21	6/30/21	3/31/21
Asset mix:
Real property	$1,409,625	$1,408,557	$1,407,098	$1,412,329	$1,449,062
Loans receivable	350,037	347,915	261,437	259,641	259,874
Notes receivable	62,127	28,623	18,864	13,869	13,714
Unconsolidated joint ventures	19,340	19,340	19,340	19,340	19,340
Real estate investment mix:
Assisted living communities	$956,642	$929,113	$868,081	$860,573	$897,154
Skilled nursing centers	858,150	849,182	812,518	820,246	820,476
Under development	13,000	13,000	13,000	13,000	13,000
Other (1)	13,337	13,140	13,140	11,360	11,360
Operator mix:
Prestige Healthcare (1)	$272,326	$272,453	$272,789	$272,773	$273,007
HMG Healthcare	180,662	171,920	23,705	23,705	23,705
Anthem Memory Care	139,176	139,176	139,176	139,176	139,176
Brookdale Senior Living	103,136	102,921	102,261	101,240	101,012
Carespring Health Care Management	102,697	102,520	102,520	102,520	102,520
Remaining operators	1,043,132	1,015,445	1,066,288	1,065,765	1,102,570
Geographic mix:
Michigan	$281,407	$281,512	$282,022	$281,762	$281,995
Texas	274,803	274,626	274,204	273,588	273,468
Wisconsin	114,729	114,538	114,288	114,250	149,403
California	106,129	106,129	105,997	105,892	105,352
Colorado	104,514	104,514	104,445	104,347	104,307
Remaining states	959,547	923,116	825,783	825,340	827,465
(1)	Includes three parcels of land located adjacent to properties securing the Prestige Healthcare mortgage loan and are managed by Prestige.

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

Balance Sheet Metrics

	Quarter Ended
	3/31/22			12/31/21			9/30/21			6/30/21			3/31/21
Debt to gross asset value	39.6%		(1)	38.4%		(1)	36.3%		(1)	34.8%		(4)	36.3%
Debt to market capitalization ratio	33.4%		(2)	35.0%		(3)	34.7%		(3)	29.0%		(5)	28.7%
Interest coverage ratio (7)	4.4	x		4.3	x		4.3	x		4.3	x	(6)	4.7	x
Fixed charge coverage ratio (7)	4.4	x		4.3	x		4.3	x		4.3	x	(6)	4.7	x
(1)	Increased due to increase in outstanding debt partially offset by increase in gross asset value.

(2)	Decreased due to increase in market capitalization partially offset by increase in outstanding debt.

(3)	Increased due to decrease in market capitalization and increase in outstanding debt primarily related to investments.

(4)	Decreased due to decrease in outstanding debt partially offset by decrease in gross asset value.

(5)	Increased due to decrease in market capitalization, partially offset by decrease in outstanding debt.

(6)	Decreased due to decrease in rental income partially offset by decrease in interest expense.

(7)	In calculating our interest coverage and fixed charge coverage ratios above, we use EBITDAre, which is a financial measure not derived in accordance with GAAP (non-GAAP financial measure). EBITDAre is not an alternative to net income, operating income or cash flows from operating activities as calculated and presented in accordance with GAAP. You should not rely on EBITDAre as a substitute for any such GAAP financial measures or consider it in isolation, for the purpose of analyzing our financial performance, financial position or cash flows. Net income is the most directly comparable GAAP measure to EBITDAre.

	Quarter Ended
	3/31/22		12/31/21		9/30/21		6/30/21		3/31/21
Net income	$14,507		$12,930		$11,114		$18,330		$13,850
(Less)/Add: (Gain) loss on sale	(102)		(70)		(2,702)		(5,463)		773
Add: Interest expense	7,143		6,933		6,610		6,860		6,972
Add: Depreciation and amortization	9,438		9,449		9,462		9,508		9,877
EBITDAre	$30,986		$29,242		$24,484		$29,235		$31,472
Add: Non-recurring one-time items	423	(1)	869	(2)	3,895	(3)	133	(4)	1,050	(5)
Adjusted EBITDAre	$31,409		$30,111		$28,379		$29,368		$32,522

Interest expense	$7,143		$6,933		$6,610		$6,860		$6,972
Interest incurred	$7,143		$6,933		$6,610		$6,860		$6,972

Interest coverage ratio	4.4	x	4.3	x	4.3	x	4.3	x	4.7	x

Interest incurred	$7,143		$6,933		$6,610		$6,860		$6,972
Total fixed charges	$7,143		$6,933		$6,610		$6,860		$6,972

Fixed charge coverage ratio	4.4	x	4.3	x	4.3	x	4.3	x	4.7	x
(1)	Represents the provision for credit losses related to the origination of a $25,000 mezzanine loan and a lease incentive balance write-off related to a closed property and subsequent lease termination.

(2)	Represents the provision for credit losses related to the origination of $86,900 of mortgage loans.

(3)	Represents the Senior Care and Abri Health settlement.

(4)	Represents the 50% reduction of 2021 rent escalations.

(5)	Represents a straight-line rent receivable write-off ($758) for one lease and the 50% reduction of 2021 rent and interest escalations ($292).

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

Operating Results (unaudited, in thousands)

	Three Months Ended
	March 31,
	2022		2021		Difference
Revenues:
Rental income	$30,324		$31,973		$(1,649)	(1)
Interest income from mortgage loans	9,636		7,922		1,714	(2)
Interest and other income	827		385		442	(3)
Total revenues	40,787		40,280		507

Expenses:
Interest expense	7,143		6,972		(171)
Depreciation and amortization	9,438		9,877		439	(4)
Provision (recovery) for credit losses	354		(9)		(363)	(5)
Transaction costs	32		92		60
Property tax expense	3,982		3,981		(1)
General and administrative expenses	5,808		5,033		(775)	(6)
Total expenses	26,757		25,946		(811)

Other operating income:
Gain (loss) on sale of real estate, net	102	(7)	(773)	(8)	875
Operating income	14,132		13,561		571
Income from unconsolidated joint ventures	375		289		86
Net income	14,507		13,850		657
Income allocated to non-controlling interests	(95)		(88)		(7)
Net income attributable to LTC Properties, Inc.	14,412		13,762		650
Income allocated to participating securities	(137)		(120)		(17)
Net income available to common stockholders	$14,275		$13,642		$633
(1)	Decreased primarily due to Senior Care and Abri Health portfolio transition, abated and deferred rent, reduced income from a sold SNF in Washington and a lease incentive balance write-off. The decrease was partially offset by rent increases from properties transitioned from Senior Lifestyle, the prior year’s write-off of straight-line rent, increases in property tax revenue, the one-time 50% reduction of 2021 rent escalations provided to the majority of our operating partners, and increases from completed projects, annual rent escalations and capital improvement fundings.

(2)	Increased primarily due to mortgage loan originations during the fourth quarter of 2021.

(3)	Increased primarily due to a mezzanine loan origination during the first quarter of 2022 and additional funding under working capital loans partially offset by loan payoffs.

(4)	Decreased due to property sales.

(5)	Increased primarily due to a mezzanine loan origination during the first quarter of 2022 and additional funding under working capital loans partially offset by loan payoffs and scheduled principal paydowns.

(6)	Increased primarily due to higher incentive compensation, higher non-cash compensation expense and higher general costs due to inflation.

(7)	During the three months ended March 31, 2022 and 2021, we recognized additional gain from the quarterly reassessment of sale holdbacks of $102 and $88, respectively.

(8)	Represents the net loss on sale of a closed property in Florida ($861) offset by (7) above.

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

The following table reconciles GAAP net income available to common stockholders to NAREIT FFO available to common stockholders (unaudited, amounts in thousands, except per share amounts):

	Three months ended
	March 31,
	2022		2021
GAAP net income available to common stockholders	$14,275		$13,642
Add: Depreciation and amortization	9,438		9,877
(Less)/Add: (Gain) loss on sale of real estate, net	(102)		773
NAREIT FFO attributable to common stockholders	$23,611		$24,292
NAREIT FFO attributable to common stockholders per share:
Basic	$0.60		$0.62
Diluted	$0.60		$0.62	(1)
Weighted average shares used to calculate NAREIT FFO per share:
Basic	39,199		39,100
Diluted	39,349	(2)	39,374	(3)
(1)	Includes the effect of participating securities.

(2)	Includes the effect of performance-based stock units.

(3)	Includes the effect of stock option equivalents, performance-based stock units and participating securities.

Liquidity and Capital Resources

Sources and Uses of Cash

As of March 31, 2022, we had a total of $4.4 million of cash and cash equivalents, $242.1 million available under our unsecured revolving line of credit and the potential ability to access the capital markets through the issuance of $200.0 million of common stock under our Equity Distribution Agreements. Furthermore, we have the ability to access the capital markets through the issuance of debt and/or equity securities under an automatic shelf registration statement.

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

Depending on the duration, spread and severity of the COVID-19 outbreak, our borrowing capacity, compliance with financial covenants, ability to access the capital markets, and the payment of dividends may be negatively impacted. We continuously evaluate the availability of cost-effective capital and believe we have sufficient liquidity for corporate expenses and additional capital investments in 2022.

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

	Three Months Ended March 31,		Change
Cash provided by (used in):	2022	2021	$
Operating activities	$18,568	$21,259	$(2,691)
Investing activities	(35,473)	(4,091)	(31,382)
Financing activities	16,137	(16,739)	32,876
(Decrease) increase in cash, cash equivalents and restricted cash	(768)	429	(1,197)
Cash, cash equivalents and restricted cash, beginning of period	5,161	7,772	(2,611)
Cash, cash equivalents and restricted cash, end of period	$4,393	$8,201	$(3,808)

Debt Obligations

Unsecured Credit Facility. We have an unsecured credit agreement (the “Credit Agreement”) that provides for an aggregate commitment of the lenders of up to $500.0 million comprising of a $400.0 million revolving credit facility (the “Revolving Line of Credit”) and two $50.0 million term loans (the “Term Loans”). The Credit Agreement permits us to request increases to the Revolving Line of Credit and Term Loans commitments up to a total of $1.0 billion, extends the maturity of the Revolving Line of Credit to November 19, 2025 and provides for a one-year extension option at our discretion, subject to customary conditions. The Term Loans mature on November 19, 2025 and November 19, 2026.

Based on our leverage at March 31, 2022, the facility provides for interest annually at LIBOR plus 115 basis points and a facility fee of 20 basis points. At March 31, 2022, we were in compliance with all covenants.

Interest Rate Swap Agreements. In connection with entering into the Term Loans as discussed above, we entered into two receive variable/pay fixed interest rate swap agreements (“Interest Rate Swaps”) with maturities of November 19, 2025 and November 19, 2026, respectively, that will effectively lock-in the forecasted interest payments on the Term Loans’ borrowings over the four and five year terms of the loans. The Interest Rate Swaps are considered cash flow hedges and are recorded on our Consolidated Balance Sheets at fair value, with changes in the fair value of these instruments recognized in Accumulated other comprehensive income (loss) on our Consolidated Balance Sheets. During the three months ended March 31, 2022, we recorded a $4.9 million increase in fair value of Interest Rate Swaps.

As of March 31, 2022, the terms of our Interest Rate Swaps are as follows (dollar amounts in thousands):

				Notional	Fair Value at
Date Entered	Maturity Date	Swap Rate	Rate Index	Amount	March 31, 2022
November 2021	November 19, 2025	2.56%	1-month LIBOR	$50,000	$2,245
November 2021	November 19, 2026	2.69%	1-month LIBOR	50,000	2,459
				$100,000	$4,704

Senior Unsecured Notes. We have senior unsecured notes held by institutional investors with interest rates ranging from 3.85% to 5.03%. The senior unsecured notes mature between 2024 and 2032.

The debt obligations by component as of March 31, 2022 are as follows (dollar amounts in thousands):

	Applicable		Available
	Interest	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing
Revolving line of credit (2)	1.60%	$157,900	$242,100
Term loans, net of debt issue costs	2.63%	99,400	—
Senior unsecured notes, net of debt issue costs	4.35%	505,482	—
Total	3.55%	$762,782	$242,100
(1)	Represents weighted average of interest rate as of March 31, 2022.

(2)	Subsequent to March 31, 2022, we borrowed $52,000 and repaid $18,000 under our revolving line of credit. Accordingly, we have $191,900 outstanding and $208,100 available for borrowing under our revolving line of credit.

Our debt borrowings and repayments during the three months ended March 31, 2022 are as follows (in thousands):

Debt Obligations	Borrowings		Repayments
Revolving line of credit	$47,000	(1)	$—
Senior unsecured notes	—		(7,000)
Total	$47,000		$(7,000)
(1)	Subsequent to March 31, 2022, we borrowed $52,000 and repaid $18,000 under our revolving line of credit. Accordingly, we have $191,900 outstanding and $208,100 available for borrowing under our revolving line of credit.

Equity

At March 31, 2022, we had 39,460,029 shares of common stock outstanding, equity on our balance sheet totaled $742.6 million and our equity securities had a market value of $1.5 billion. During the three months ended March 31, 2022, we declared and paid $22.5 million of cash dividends.

Subsequent to March 31, 2022, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of April, May and June 2022, payable on April 29, May 31, and June 30, 2022, respectively, to stockholders of record on April 21, May 23, and June 22, 2022, respectively.

At-The-Market Program. We have separate equity distribution agreements (collectively, “Equity Distribution Agreements”) to offer and sell, from time to time, up to $200.0 in aggregate offering price of shares of our common stock. As of March 31, 2022, no shares had been issued under the Equity Distribution Agreements. Accordingly, at March 31, 2022, we had $200.0 available under the Equity Distribution Agreements.

Available Shelf Registrations. We have an automatic shelf registration statement on file with the SEC and currently have the ability to file additional automatic shelf registration statements to provide us with capacity to publicly offer an indeterminate amount of common stock, preferred stock, warrants, debt, depositary shares, or units. We may from time to time raise capital under our automatic registration statement in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering. Our shelf registration statement expires on February 17, 2025.

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

During the three months ended March 31, 2022, we granted restricted stock and performance-based stock units as follows:

No. of	Price per
Shares	Share	Vesting Period
122,865	$33.94	ratably over 3 years
86,332	$33.94	TSR targets (1)
209,197
(1)	Vesting is based on achieving certain total shareholder return (“TSR”) targets in 4 years with an acceleration opportunity in 3 years.

Critical Accounting Policies

Our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q are prepared in conformity with U.S. generally accepted accounting principles for interim financial information set forth in the Accounting Standards Codification as published by the Financial Accounting Standards Board, which require us to make estimates and assumptions regarding future events that affect the amounts reported in our financial statements and accompanying footnotes. We base these estimates on our experience and assumptions regarding future events we believe to be reasonable under the circumstances. Actual results could differ from those estimates and such differences may be material to the consolidated financial statements. We have described our most critical accounting policies in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to our critical accounting policies or estimates since December 31, 2021.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the three months ended March 31, 2022. For additional information, refer to Item 7A as presented in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 1A. RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2022, we did not make any unregistered sales of equity securities.

During the three months ended March 31, 2022, we acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations. The average prices paid per share for each month in the quarter ended March 31, 2022 are as follows:

Total Number
			of Shares	Maximum
			Purchased as	Number of
		Average	Part of	Shares that May
	Total Number	Price	Publicly	Yet Be
	of Shares	Paid per	Announced	Purchased
Period	Purchased	Share	Plan	Under the Plan
January 1 - January 31, 2022	—	$—	—	—
February 1 - February 29, 2022	36,880	$34.04	—	—
March 1 - March 31, 2022	—	$—	—	—
Total	36,880		—	—

Item 6. EXHIBITS

3.1	LTC Properties, Inc. Articles of Restatement (incorporated by reference to Exhibit 3.1.2 to the registrant’s Current Report on Form 8-K filed June 6, 2016)

3.2	Bylaws of LTC Properties, Inc. (incorporated by reference to Exhibit 3.2.2 to the registrant’s Annual Report on Form 10-K filed February 18, 2021)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC.
Registrant

Dated: April 28, 2022	By:	/s/ Caroline Chikhale
Caroline Chikhale
Executive Vice President, Chief Accounting Officer and Treasurer
(Principal Accounting Officer)