Form 10-Q
period 2022-06-30
LTC PROPERTIES INC
filed 2022-07-28
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Yes ☐ No ☑

The number of shares of common stock outstanding on July 21, 2022 was 40,504,791.

LTC PROPERTIES, INC.

FORM 10-Q

June 30, 2022

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share)

	June 30, 2022	December 31, 2021
ASSETS	(unaudited)	(audited)
Investments:
Land	$125,786	$123,239
Buildings and improvements	1,284,151	1,285,318
Accumulated depreciation and amortization	(374,170)	(374,606)
Real property investments, net	1,035,767	1,033,951

Mortgage loans receivable, net of credit loss reserve: 2022—$3,830; 2021—$3,473	379,817	344,442
Real estate investments, net	1,415,584	1,378,393
Notes receivable, net of credit loss reserve: 2022—$588; 2021—$286	58,206	28,337
Investments in unconsolidated joint ventures	19,340	19,340
Investments, net	1,493,130	1,426,070

Other assets:
Cash and cash equivalents	6,401	5,161
Debt issue costs related to revolving line of credit	2,681	3,057
Interest receivable	42,713	39,522
Straight-line rent receivable	22,689	24,146
Lease incentives	1,910	2,678
Prepaid expenses and other assets	8,703	4,191
Total assets	$1,578,227	$1,504,825
LIABILITIES
Revolving line of credit	$56,000	$110,900
Term loans, net of debt issue costs: 2022—$563; 2021—$637	99,437	99,363
Senior unsecured notes, net of debt issue costs: 2022—$1,549; 2021—$524	579,431	512,456
Accrued interest	3,946	3,745
Accrued expenses and other liabilities	28,917	33,234
Total liabilities	767,731	759,698
EQUITY
Stockholders’ equity:
Common stock: $0.01 par value; 60,000 shares authorized; shares issued and outstanding: 2022—40,380; 2021—39,374	404	394
Capital in excess of par value	893,154	856,895
Cumulative net income	1,513,431	1,444,636
Accumulated other comprehensive income (loss)	6,139	(172)
Cumulative distributions	(1,610,154)	(1,565,039)
Total LTC Properties, Inc. stockholders’ equity	802,974	736,714
Non-controlling interests	7,522	8,413
Total equity	810,496	745,127
Total liabilities and equity	$1,578,227	$1,504,825

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Rental income	$31,628	$29,804	$61,952	$61,777
Interest income from mortgage loans	10,097	7,933	19,733	15,855
Interest and other income	1,299	392	2,126	777
Total revenues	43,024	38,129	83,811	78,409
Expenses:
Interest expense	7,523	6,860	14,666	13,832
Depreciation and amortization	9,379	9,508	18,817	19,385
Provision (recovery) for credit losses	305	—	659	(9)
Transaction costs	67	133	99	225
Property tax expense	4,019	3,800	8,001	7,781
General and administrative expenses	5,711	5,337	11,519	10,370
Total expenses	27,004	25,638	53,761	51,584
Other operating income:
Gain on sale of real estate, net	38,094	5,463	38,196	4,690
Operating income	54,114	17,954	68,246	31,515
Income from unconsolidated joint ventures	376	376	751	665
Net income	54,490	18,330	68,997	32,180
Income allocated to non-controlling interests	(107)	(91)	(202)	(179)
Net income attributable to LTC Properties, Inc.	54,383	18,239	68,795	32,001
Income allocated to participating securities	(318)	(113)	(407)	(233)
Net income available to common stockholders	$54,065	$18,126	$68,388	$31,768

Earnings per common share:
Basic	$1.37	$0.46	$1.74	$0.81
Diluted	$1.36	$0.46	$1.73	$0.81

Weighted average shares used to calculate earnings per common share:
Basic	39,492	39,169	39,347	39,135
Diluted	39,665	39,170	39,520	39,136

Dividends declared and paid per common share	$0.57	$0.57	$1.14	$1.14

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$54,490	$18,330	$68,997	$32,180
Unrealized gain on cash flow hedges before reclassification	1,276	—	5,860	—
Losses reclassified from accumulated other comprehensive income to interest expense	159	—	451	—
Comprehensive income	$55,925	$18,330	$75,308	$32,180

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

			Capital in	Cumulative			Total	Non-
	Common Stock		Excess of	Net	Accumulated	Cumulative	Stockholder's	Controlling	Total
	Shares	Amount	Par Value	Income	OCI	Distributions	Equity	Interests	Equity
Balance—December 31, 2020	39,242	$392	$852,780	$1,388,775	$—	$(1,474,545)	$767,402	$8,404	$775,806
Common Stock cash distributions ($0.57 per share)	—	—	—	—	—	(22,405)	(22,405)	—	(22,405)
Vesting of performance-based stock units, including the payment of distributions	109	1	(1)	—	—	(764)	(764)	—	(764)
Stock-based compensation expense	—	—	1,852	—	—	—	1,852	—	1,852
Net income	—	—	—	13,762	—	—	13,762	88	13,850
Non-controlling interest distributions	—	—	—	—	—	—	—	(88)	(88)
Cash paid for taxes in lieu of common shares	(84)	—	(3,470)	—	—	—	(3,470)	—	(3,470)
Other	95	1	(11)	—	—	—	(10)	—	(10)
Balance—March 31, 2021	39,362	$394	$851,150	$1,402,537	$—	$(1,497,714)	$756,367	$8,404	$764,771
Common Stock cash distributions ($0.57 per share)	—	—	—	—	—	(22,439)	(22,439)	—	(22,439)
Vesting of performance-based stock units, including the payment of distributions				—	—		-	—	-
Stock-based compensation expense	—	—	1,958	—	—	—	1,958	—	1,958
Net income	—	—	—	18,239	—	—	18,239	91	18,330
Non-controlling interest distributions	—	—	—	—	—	—	—	(91)	(91)
Cash paid for taxes in lieu of common shares	(3)	—	(103)	—	—	—	(103)	—	(103)
Other	15	—	(46)	—	—	—	(46)	—	(46)
Balance—June 30, 2021	39,374	$394	$852,959	$1,420,776	$—	$(1,520,153)	$753,976	$8,404	$762,380
Common Stock cash distributions ($0.57 per share)	—	—	—	—	—	(22,443)	(22,443)	—	(22,443)
Stock-based compensation expense	—	—	1,975	—	—	—	1,975	—	1,975
Net income	—	—	—	11,022	—	—	11,022	92	11,114
Non-controlling interest distributions	—	—	—	—	—	—	—	(92)	(92)
Non-controlling interest contributions	—	—	—	—	—	—	—	9	9
Other	—	—	(13)	—	—	—	(13)	—	(13)
Balance—September 30, 2021	39,374	$394	$854,921	$1,431,798	$—	$(1,542,596)	$744,517	$8,413	$752,930
Common Stock cash distributions ($0.57 per share)	—	—	—	—	—	(22,443)	(22,443)	—	(22,443)
Stock-based compensation expense	—	—	1,975	—	—	—	1,975	—	1,975
Net income	—	—	—	12,838	—	—	12,838	92	12,930
Non-controlling interest distributions	—	—	—	—	—	—	—	(92)	(92)
Fair market valuation adjustment for interest rate swap	—	—	—	—	(172)	—	(172)	—	(172)
Other	—	—	(1)	—	—	—	(1)	—	(1)
Balance—December 31, 2021	39,374	$394	$856,895	$1,444,636	$(172)	$(1,565,039)	$736,714	$8,413	$745,127
Common Stock cash distributions ($0.57 per share)	—	—	—	—	—	(22,480)	(22,480)	—	(22,480)
Stock-based compensation expense	—	—	1,925	—	—	—	1,925	—	1,925
Net income	—	—	—	14,412	—	—	14,412	95	14,507
Cash paid for taxes in lieu of common shares	(37)	—	(1,255)	—	—	—	(1,255)	—	(1,255)
Non-controlling interest distributions	—	—	—	—	—	—	—	(95)	(95)
Fair market valuation adjustment for interest rate swap	—	—	—	—	4,876	—	4,876	—	4,876
Other	123	1	(7)	—	—	—	(6)	—	(6)
Balance—March 31, 2022	39,460	$395	$857,558	$1,459,048	$4,704	$(1,587,519)	$734,186	$8,413	$742,599
Issuance of common stock	910	9	33,684	—	—	-	33,693	—	33,693
Common Stock cash distributions ($0.57 per share)	—	—	—	—	—	(22,635)	(22,635)	—	(22,635)
Stock-based compensation expense	—	—	2,012	—	—	—	2,012	—	2,012
Net income	—	—	—	54,383	—	—	54,383	107	54,490
Cash paid for taxes in lieu of common shares	(2)	—	(100)	—	—	—	(100)	—	(100)
Non-controlling interest distributions	—	—	—	—	—	—	—	(998)	(998)
Fair market valuation adjustment for interest rate swap	—	—	—	—	1,435	—	1,435	—	1,435
Other	12	—	—	—	—	—	—	—	—
Balance—June 30, 2022	40,380	$404	$893,154	$1,513,431	$6,139	$(1,610,154)	$802,974	$7,522	$810,496

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES:
Net income	$68,997	$32,180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,817	19,385
Stock-based compensation expense	3,937	3,810
Gain on sale of real estate, net	(38,196)	(4,690)
Income from unconsolidated joint ventures	(751)	(665)
Straight-line rental adjustment (income)	527	(663)
Adjustment for collectability of rental income and lease incentives	173	758
Amortization of lease incentives	429	228
Provision (recovery) for credit losses	659	(9)
Application of interest reserve	(2,451)	—
Amortization of debt issue costs	547	518
Other non-cash items, net	4	3
Change in operating assets and liabilities
Lease incentives funded	(8)	(180)
Increase in interest receivable	(3,191)	(3,231)
Increase (decrease) in accrued interest payable	201	(123)
Net change in other assets and liabilities	(1,250)	1,323
Net cash provided by operating activities	48,444	48,644
INVESTING ACTIVITIES:
Investment in real estate properties	(51,815)	—
Investment in real estate capital improvements	(2,905)	(2,046)
Proceeds from sale of real estate, net	72,359	36,532
Investment in real estate mortgage loans receivable	(33,910)	(426)
Principal payments received on mortgage loans receivable	625	625
Investments in unconsolidated joint ventures	—	(5,676)
Advances and originations under notes receivable	(36,788)	(1,811)
Principal payments received on notes receivable	6,618	2,553
Net cash (used in) provided by investing activities	(45,816)	29,751
FINANCING ACTIVITIES:
Borrowings from revolving line of credit	99,000	17,000
Repayment of revolving line of credit	(153,900)	(41,000)
Proceeds from issuance of senior unsecured notes	75,000	—
Principal payments on senior unsecured notes	(7,000)	(7,000)
Proceeds from common stock issued	34,203	—
Distributions paid to stockholders	(45,115)	(45,608)
Distributions paid to non-controlling interests	(1,093)	(179)
Financing costs paid	(1,122)	(35)
Cash paid for taxes in lieu of shares upon vesting of restricted stock and performance-based stock units	(1,355)	(3,573)
Other	(6)	(58)
Net cash used in financing activities	(1,388)	(80,453)
Increase (decrease) in cash and cash equivalents	1,240	(2,058)
Cash and cash equivalents, beginning of period	5,161	7,772
Cash and cash equivalents, end of period	$6,401	$5,714

Supplemental disclosure of cash flow information:
Interest paid	$13,918	$13,437
Non-cash investing and financing transactions:
Preferred return reserve related to investments in unconsolidated joint ventures (See Footnote 3)	$—	$2,324
Application of interest reserve recorded as mortgage loan receivable	$2,451	$—
Increase in fair value of interest rate swap agreements (See Footnote 6)	$6,311	$—

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

We have prepared consolidated financial statements included herein without audit and in the opinion of management have included all adjustments necessary for a fair presentation of the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to rules and regulations governing the presentation of interim financial statements. The accompanying consolidated financial statements include the accounts of our company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2022 and 2021 are not necessarily indicative of the results for a full year.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table summarizes our investments in owned properties at June 30, 2022 (dollar amounts in thousands):

						Average
		Percentage	Number	Number of		Investment
	Gross	of	of	SNF	ALF	per
Type of Property	Investment	Investment	Properties (1)	Beds	Units	Bed/Unit
Assisted Living	$797,556	56.6%	99	—	5,492	$145.22
Skilled Nursing	600,701	42.6%	53	6,348	236	$91.24
Other (2)	11,680	0.8%	1	118	—	—
Total	$1,409,937	100.0%	153	6,466	5,728
(1)	We own properties in 26 states that are leased to 25 different operators.

(2)	Includes three parcels of land held-for-use, and one behavioral health care hospital.

Future minimum base rents receivable under the remaining non-cancelable terms of operating leases excluding the effects of straight-line rent receivable, amortization of lease incentives and renewal options are as follows (in thousands):

Cash
Rent (1)
2022	$57,820
2023	113,626
2024	93,786
2025	85,214
2026	68,753
Thereafter	269,038
(1)	Represents contractual cash rent, except for certain master leases which are based on estimated cash payments. Includes rent from subsequent acquisitions and excludes rent from subsequent dispositions. See Footnote 12 for more information.

We monitor the collectability of our receivable balances, including deferred rent receivable balances, on an ongoing basis. We write-off uncollectible operator receivable balances, including straight- line rent receivable and lease incentives balances, as a reduction to rental income in the period such balances are no longer probable of being collected. Therefore, recognition of rental income is limited to the lesser of the amount of cash collected or rental income reflected on a “straight-line” basis for those customer receivable balances deemed uncollectible. We wrote-off straight-line rent receivable and lease incentives balances of $173,000 and $758,000 for the six months ended June 30, 2022 and 2021, respectively.

We continue to take into account the current financial condition of our operators, including consideration of the impact of COVID-19, in our estimation of uncollectible accounts and deferred rents receivable at June 30, 2022. We are closely monitoring the collectability of such rents and will adjust future estimations as appropriate as further information becomes known.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table summarizes components of our rental income for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Rental Income	2022		2021		2022		2021
Base cash rental income	$28,108	(1)	$26,410		$55,023	(1)	$55,033
Variable cash rental income	4,019	(2)	3,529	(2)	8,058	(2)	7,067	(2)
Straight-line rent	(293)	(3)	(19)	(3)	(527)	(3)	663	(3)
Adjustment for collectability of rental income and lease incentives	—		—		(173)	(4)	(758)	(5)
Amortization of lease incentives	(206)		(116)		(429)		(228)
Total	$31,628		$29,804		$61,952		$61,777
(1)	Increased primarily due to a $1,181 lease termination fee received in connection with the sale of a 74-unit ALF, rent received from properties transitioned from the former Senior Care Centers, LLC (“Senior Care”) and Senior Lifestyle Corporation (“Senior Lifestyle”) portfolios and rental income from completed development projects and annual rent escalations.

(2)	The variable rental income for the three and six months ended June 30, 2022, includes reimbursement of real estate taxes by our lessees of $4,019 and $8,001, respectively and contingent rental income of $0 and $57, respectively. The variable rental income for the three and six months ended June 30, 2021, only includes reimbursement of real estate taxes by our lessees of $3,529 and $7,067. Increased primarily due to properties transitioned from Senior Care and new acquisitions.

(3)	Decreased primarily due to the impact of prior year’s 50% reduction of 2021 rent escalations for those leases accounted for on a straight-line basis.

(4)	Represents a lease incentive balance write-off related to a closed property and subsequent lease termination.

(5)	Represents a straight-line rent receivable write-off due to transitioning rental revenue recognition to cash basis for one lease in accordance with Accounting Standard Codification Topic 842, Leases.

Some of our lease agreements provide purchase options allowing the lessees to purchase the properties they currently lease from us. The following table summarizes information about purchase options included in our lease agreements (dollar amounts in thousands):

	Type	Number
	of	of	Gross	Carrying	Option
State	Property	Properties	Investments	Value	Window
California	ALF/MC	2	$38,895	$34,189	2024-2029
Florida	MC	1	15,201	12,728	2029
Kentucky and Ohio	MC	2	30,421	26,191	2025
Nebraska	ALF	3	7,633	3,067	TBD	(1)
South Carolina	ALF/MC	1	11,680	9,341	2029
Texas	SNF	4	51,815	51,485	2027-2029	(2)
Total			$155,645	$137,001
(1)	Subject to the properties achieving certain coverage ratios.

(2)	During the second quarter of 2022, we purchased four skilled nursing centers and leased these properties under a 10-year lease with an existing operator. The lease provides either an earn-out payment or purchase option but not both. If neither option is elected within the timeframe defined in the lease, both elections are terminated. For more information regarding the earn-out see Footnote 8.

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, and on March 13, 2020, the United States declared a national emergency with regard to COVID-19. At June 30, 2022, in conjunction with the continued levels of uncertainty related to the adverse effects of COVID-19, we assessed the probability of collecting substantially all of our lease payments through maturity and concluded that we did not have sufficient information available to evaluate the impact of COVID-19 on the collectability of our lease payments. The extent to which COVID-19 could impact our operators and the collectability of our future lease payments will depend on

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

the future developments including the financial impact significance, government support and subsidies and the duration of the pandemic.

In recognition of the pandemic’s ongoing impact affecting our operators, we have agreed to rent abatements totaling $1,891,000 and rent deferrals for certain operators totaling $1,987,000, net of repayments of $124,000, during the six months ended June 30, 2022. The $3,878,000 in rent abatements and deferrals, net of repayments during the six months ended June 30, 2022, represented approximately 5.2% of our contractual rent for the six months ended June 30, 2022.

Acquisitions and Improvements: The following table summarizes our acquisitions for the six months ended June 30, 2022 and 2021 (dollar amounts in thousands):

				Total	Number	Number
		Purchase	Transaction	Acquisition	of	of
Year	Type of Property	Price	Costs	Costs	Properties	Beds/Units
2022	SNF (1)	$51,534	$281	$51,815	4	339

2021	n/a	$—	$—	$—	—	—

(1)	The properties are located in Texas and are leased to an affiliate of an existing operator under a 10-year lease with two 5-year renewal options. Additionally, the lease provides either an earn-out payment or purchase option but not both. If neither option is elected within the timeframe defined in the lease, both elections are terminated. The earn-out payment is available, contingent on achieving certain thresholds per the lease, beginning at the end of the second lease year through the end of the fifth lease year. The purchase option is available beginning in the sixth lease year through the end of the seventh lease year. The initial cash yield is 8% for the first year, increasing to 8.25% for the second year, then increases annually by 2.0% to 4.0% based on the change in the Medicare Market Basket Rate. In connection with the transaction, we provided the lessee a 10-year working capital loan for up to $2,000, of which $1,867 has been funded, at 8% for first year, increasing to 8.25% for the second year, then increasing annually with the lease rate.

During the six months ended June 30, 2022 and 2021, we invested the following in improvement projects (in thousands):

Type of Property	2022	2021
Assisted Living Communities	$1,964	$2,046
Skilled Nursing Centers	620	—
Other	321	—
Total	$2,905	$2,046

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Properties Sold. The following table summarizes property sales during the six months ended June 30, 2022 and 2021 (dollar amounts in thousands):

		Type	Number	Number
		of	of	of	Sales	Carrying	Net
Year	State	Properties	Properties	Beds/Units	Price	Value	Gain (loss) (1)
2022	California	ALF	2	232	$43,715	$17,832	$25,867
	California	SNF	1	121	13,250	1,846	10,849
	Virginia	ALF	1	74	16,895	15,549	1,336	(2)
	n/a	n/a	—	—	—	—	144	(3)
Total 2022			4	427	$73,860	$35,227	$38,196

2021	Florida	ALF	1	—	$2,000	$2,625	$(858)
	Nebraska	ALF	1	40	900	1,079	(205)
	Wisconsin	ALF	3	263	35,000	28,295	5,594
	n/a	n/a	—	—	—	—	159	(3)
Total 2021			5	303	$37,900	$31,999	$4,690

(

(1)	Calculation of net gain (loss) includes cost of sales.

(2)	In connection with this sale, the former operator paid us a lease termination fee of $1,181 which is not included in the gain on sale.

(3)	We recognized additional gain due to the reassessment adjustment of the holdbacks related to properties sold during 2019 and 2020, under the expected value model per Accounting Standard Codification (“ASC”) Topic 606, Contracts with Customers (“ASC 606”).

Mortgage Loans. The following table summarizes our investments in mortgage loans secured by first mortgages at June 30, 2022 (dollar amounts in thousands):

				Type	Percentage	Number of					Investment
			Gross	of	of				SNF	ALF	per
Interest Rate	Maturity	State	Investment	Property	Investment	Loans (1)	Properties (2)		Beds	Units	Bed/Unit
7.5%	2022	MO	$1,780	OTH	0.5%	1	—	(3)	—	—	$ n/a
7.5%	2024	LA	27,347	SNF	7.1%	1	1		189	—	$144.69
7.8%	2025	FL	12,779	ALF	3.3%	1	1		—	68	$187.93
7.3% (4)	2025	NC/SC	50,889	ALF	13.3%	1	13		—	523	$97.30
7.3%	2026	NC	31,539	ALF	8.2%	1	4		—	217	$145.34
7.3%	2026	NC	766	OTH	0.2%	1	—	(5)	—	—	$—
10.4% (6)	2043	MI	184,854	SNF	48.2%	1	15		1,875	—	$98.59
9.5% (6)	2045	MI	39,068	SNF	10.2%	1	4		501	—	$77.98
9.8% (6)	2045	MI	19,750	SNF	5.1%	1	2		205	—	$96.34
10% (6)	2045	MI	14,875	SNF	3.9%	1	1		146	—	$101.88
Total			$383,647		100.0%	10	41		2,916	808	$103.02
(1)	Some loans contain certain guarantees and provide for certain facility fees.

(2)	Our mortgage loans are secured by properties located in six states with five borrowers.

(3)	Represents a mortgage loan secured by a parcel of land for the future development of a 91-bed post-acute SNF.

(4)	Represents the initial rate. This loan has an IRR of 8%.

(5)	Represents a mortgage loan secured by a parcel of land in North Carolina held for future development of a seniors housing community.

(6)	Mortgage loans provide for 2.25% annual increases in the interest rate after a certain time period.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table summarizes our mortgage loan activity for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022		2021
Originations and funding under mortgage loans receivable	$33,910	(1)	$426
Application of interest reserve	2,451		—
Scheduled principal payments received	(625)		(625)
Mortgage loan premium amortization	(3)		(3)
(Provision) recovery for loan loss reserve	(358)		2
Net increase (decrease) in mortgage loans receivable	$35,375		$(200)
(1)	We originated two senior mortgage loans, secured by four ALFs operated by an existing operator, as well as a land parcel in North Carolina. The communities have a combined total of 217 units, with an average age of less than four years. The land parcel is approximately 7.6 acres adjacent to one of the ALFs and is being held for the future development of a seniors housing community. The mortgage loans have a four-year term, an interest rate of 7.25% and an IRR of 8%.

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

As of June 30, 2022, the accrued interest receivable of $42,713,000 was not included in the measurement of expected credit losses on the mortgage loan receivable and notes receivable (see Note 4). We elected not to measure an allowance for expected credit losses on the related accrued interest receivable using the expected credit loss standard. Rather, we have elected to write-off accrued interest receivable by reversing interest income and/or recognizing credit loss expense as incurred. We review the collectability of the accrued interest receivable quarterly as part of our review of the mortgage loan or notes receivables including the performance of the underlying collateral and net worth of the borrower. For the six months ended June 30, 2022 and 2021, the Company did not write-off any accrued interest receivable.

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

	Type	Type		Total	Contractual	Number
	of	of		Preferred	Cash	of	Carrying
State	Properties	Investment		Return	Portion	Beds/ Units	Value
Washington	ALF/MC	Preferred Equity	(1)	12%	7%	95	$6,340	(1)
Washington	UDP	Preferred Equity	(2)	12%	8%	—	13,000	(2)
Total						95	$19,340
(1)	Represents preferred equity in an entity that developed and owns a 95-unit ALF and MC in Washington. Our investment represents 15.5% of the total investment. The preferred equity investment earns an initial cash rate of 7% increasing to 9% in year four until the internal rate of return (“IRR”) is 8%. After achieving an 8% IRR, the cash rate drops to 8% until achieving an IRR ranging between 12% to 14%, depending upon timing of redemption. During the fourth quarter of 2021, the entity completed the development project and received its certificate of occupancy. We have the option to require the JV partner to purchase our preferred equity interest at any time between August 17, 2031 and December 31, 2036.

(2)	Represents preferred equity in an entity that will develop and own a 267-unit ILF and ALF in Washington. Our investment represents 11.6% of the estimated total investment. The preferred equity investment earns an initial cash rate of 8% with an IRR of 12%. The JV partner has the option to buy out our investment at any time after August 31, 2023 at the IRR rate. Also, we have the option to require the JV partner to purchase our preferred equity interest at any time between August 31, 2027 and, upon project completion and leasing the property, prior to the end of the first renewal term of the lease.

The following table summarizes our capital contributions, income recognized, and cash interest received related to our investments in unconsolidated joint ventures for the six months ended June 30, 2022 and 2021 (in thousands):

	Type
	of		Capital	Income	Cash Interest
Year	Properties		Contribution	Recognized	Earned
2022	ALF/MC		$—	$224	$224
	UDP	(1)	—	527	527
Total			$—	$751	$751

2021	ALF/MC		$—	$225	$187
	UDP	(1)	8,000	440	353
Total			$8,000	$665	$540
(1)	During 2021, we funded the remaining $8,000 related to a $13,000 preferred equity investment commitment in an entity that will develop and own a 267-unit ILF and ALF in Washington. Additionally, we withheld $2,324 from the $8,000 funding for a total reserve of $3,777 related to this preferred equity investment.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

4.	Notes Receivable

Notes receivable consists of mezzanine loans and other loan arrangements. The following table is a summary of our notes receivable components as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Mezzanine loans (1)	$36,815	$11,815
Other loans	21,979	16,808
Notes receivable credit loss reserve	(588)	(286)
Total	$58,206	$28,337
(1)	During the first quarter of 2022, we originated a $25,000 mezzanine loan for the recapitalization of a five-property seniors housing portfolio. The mezzanine loan has a term of approximately five years, with two one-year extension options and bears interest at 8% with an IRR of 11%. The five communities are located in Oregon and Montana, have a total of 621 units, and include independent living, assisted living and memory care.

The following table summarizes our notes receivable activity for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022		2021
Advances under notes receivable	$36,788	(1)	$1,811
Principal payments received under notes receivable	(6,618)		(2,553)
Provision for credit losses	(301)		7
Net increase (decrease) in notes receivable	$29,869		$(735)
(1)	Includes origination of a $25,000 mezzanine loan for the recapitalization of five assisted living communities located in Oregon and Montana. Additionally includes origination of a working capital loan for a commitment of up to $2,000, of which $1,867 has been funded and $9,541 of funding under a working capital loan to HMG Healthcare, LLC (“HMG”).

5.	Lease Incentives

Our non-contingent lease incentive balances at June 30, 2022 and December 31, 2021 were $1,910,000 and $2,678,000. The following table summarizes our lease incentives activity for the six months ended June 30, 2022 and 2021 (in thousands):

			Six Months Ended June 30,
	2022						2021
	Adjustment		Funding	Amortization	Write-off		Funding	Amortization
Non-contingent lease incentives	$(174)	(1)	$8	$(429)	$(173)	(2)	$180	$(228)
(1)	Primarily relates to the sale of two ALFs in California during the second quarter of 2022.

(2)	Represents the lease incentive balance write-off related to a closed property and subsequent lease termination.

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

Unsecured Credit Facility. We have an unsecured credit agreement (the “Credit Agreement”) that provides for an aggregate commitment of the lenders of up to $500,000,000 comprising of a $400,000,000 revolving credit facility (the “Revolving Line of Credit”) and two $50,000,000 term loans (the “Term Loans”). The Credit Agreement permits us to request increases to the Revolving Line of Credit and Term Loans commitments up to a total of $1,000,000,000. The Revolving Line of Credit matures November 19, 2025 and provides for a one-year extension option at our discretion, subject to customary conditions. The Term Loans mature on November 19, 2025 and November 19, 2026.

Based on our leverage at June 30, 2022, the facility provides for interest annually at LIBOR plus 115 basis points and a facility fee of 20 basis points. At June 30, 2022, we were in compliance with all covenants.

Interest Rate Swap Agreements. In connection with entering into the Term Loans described above, we entered into two receive variable/pay fixed interest rate swap agreements (the “Interest Rate Swaps”) with maturities of November 19, 2025 and November 19, 2026, respectively, that serve to lock-in the forecasted interest payments on the borrowings under the Term Loans over their four and five year terms. The Interest Rate Swaps are considered cash flow hedges and are recorded on our Consolidated Balance Sheets at fair value in prepaid expenses and other assets, with cumulative changes in the fair value of these instruments recognized in Accumulated other comprehensive income (loss) on our Consolidated Balance Sheets. During the six months ended June 30, 2022 and 2021, we recorded a $6,311,000 and $0 increase in fair value of Interest Rate Swaps.

As of June 30, 2022 and December 31, 2021, the terms of the Interest Rate Swaps are as follows (dollar amounts in thousands):

				Notional	Fair Value at
Date Entered	Maturity Date	Swap Rate	Rate Index	Amount	June 30, 2022	December 31, 2021
November 2021	November 19, 2025	2.56%	1-month LIBOR	$50,000	$2,824	$(38)
November 2021	November 19, 2026	2.69%	1-month LIBOR	50,000	3,315	(134)
				$100,000	$6,139	$(172)

Senior Unsecured Notes. We have senior unsecured notes held by institutional investors with interest rates ranging from 3.66% to 5.03%. The senior unsecured notes mature between 2024 and 2033. During the six months ended June 30, 2022, we sold $75,000,000 aggregate principal amount of 3.66% senior unsecured notes. The notes have an average 10-year life, scheduled principal payments and mature in May 2033.

The senior unsecured notes and the Credit Agreement, including the Revolving Line of Credit and the Term Loans, contain financial covenants, which are measured quarterly, that require us to maintain, among other things:

●	a ratio of total indebtedness to total asset value not greater than 0.6 to 1.0;

●	a ratio of secured debt to total asset value not greater than 0.35 to 1.0;

●	a ratio of unsecured debt to the value of the unencumbered asset value not greater than 0.6 to 1.0; and

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

●	a ratio of EBITDA, as calculated in the debt obligation, to fixed charges not less than 1.50 to 1.0.

At June 30,2022, we were in compliance with all applicable financial covenants. These debt obligations also contain additional customary covenants and events of default that are subject to a number of important and significant limitations, qualifications and exceptions.

The following table sets forth information regarding debt obligations by component as of June 30, 2022 and December 31, 2021 (dollar amounts in thousands):

		At June 30, 2022		At December 31, 2021
	Applicable		Available		Available
	Interest	Outstanding	for	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing	Balance	Borrowing
Revolving line of credit (2)	2.67%	$56,000	$344,000	$110,900	$289,100
Term loans, net of debt issue costs	2.63%	99,437	—	99,363	—
Senior unsecured notes, net of debt issue costs (3)	4.28%	579,431	—	512,456	—
Total	3.93%	$734,868	$344,000	$722,719	$289,100
(1)	Represents weighted average of interest rate as of June 30, 2022.
(2)	Subsequent to June 30, 2022, we borrowed $20,500 under the Revolving Line of Credit. Accordingly, we currently have $76,500 outstanding and $323,500 available for borrowing under the Revolving Line of Credit.

(3)	Subsequent to June 30, 2022, we paid $20,160 in regular scheduled principal payments under our senior unsecured notes. Accordingly, we currently have $559,271 outstanding under our senior unsecured notes, net of debt issue costs.

Our borrowings and repayments are as follows (in thousands):

	Six Months Ended June 30,
	2022		2021
Debt Obligations	Borrowings	Repayments	Borrowings	Repayments
Revolving line of credit (1)	$99,000	$(153,900)	$17,000	$(41,000)
Term loans	—	—	—	—
Senior unsecured notes (2)	75,000	(7,000)	—	(7,000)
Total	$174,000	$(160,900)	$17,000	$(48,000)
(1)	Subsequent to June 30, 2022, we borrowed $20,500 under the Revolving Line of Credit. Accordingly, we currently have $76,500 outstanding and $323,500 available for borrowing under the Revolving Line of Credit.

(2)	Subsequent to June 30, 2022, we paid $20,160 in regular scheduled principal payments under our senior unsecured notes. Accordingly, we currently have $559,271 outstanding under our senior unsecured notes, net of debt issue costs.

7.	Equity

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

As of June 30, 2022, we have the following consolidated VIEs (in thousands):

				Gross
Investment		Property		Consolidated	Non-Controlling
Year	Purpose	Type	State	Assets	Interests
2018	Owned real estate	ILF	OR	$14,470	$2,857
2018	Owned real estate and development	ALF/MC	OR	18,447	1,119
2017	Owned real estate and development	ILF/ALF/MC	WI	22,007	2,305
2017	Owned real estate	ALF/MC	SC	11,680	1,241
Total				$66,604	$7,522

Common Stock. We have separate equity distribution agreements (collectively, “Equity Distribution Agreements”) to offer and sell, from time to time, up to $200,000,000 in aggregate offering price of shares of our common stock. During the six months ended June 30, 2022, we sold 909,800 shares of common stock for $34,203,000 in net proceeds under our Equity Distribution Agreements. In conjunction with the sale of common stock, we paid $609,000 as compensation to our sales agents and incurred $511,000 of costs associated with this agreement which have been recorded in additional paid in capital as a reduction of proceeds received. Subsequent to June 30, 2022, we sold 125,200 shares of common stock for $4,754,000 of net proceeds under our Equity Distribution Agreements. Accordingly, we have $160,349,000 available under the Equity Distribution Agreements.

During the six months ended June 30, 2022 and 2021, we acquired 39,463 shares and 87,249 shares, respectively, of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

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

Distributions. We declared and paid the following cash dividends (in thousands):

	Six Months Ended June 30,
	2022		2021
	Declared	Paid	Declared		Paid
Common Stock (1)	$45,115	$45,115	$45,608	(2)	$45,608	(2)
(1)	Represents $0.19 per share per month for the six months ended June 30, 2022 and 2021.

(2)	Includes $764 of distributions that were paid as a result of the vesting of performance-based stock units.

In July 2022, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of July, August and September 2022, payable on July 29, August 31, and September 30, 2022, respectively, to stockholders of record on July 21, August 23, and September 22, 2022, respectively.

Stock-Based Compensation. During the second quarter of 2021, we adopted and our shareholders approved the 2021 Equity Participation Plan (“the 2021 Plan”) which replaces the 2015 Equity

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

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

At June 30, 2022, we had 10,000 stock options outstanding and exercisable. During the six months ended June 30, 2022, 5,000 stock options expired and were cancelled. During the six months ended June 30, 2022 and 2021, no stock options were granted or exercised.

The following table summarizes our restricted stock activity for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Outstanding, January 1	197,422	180,440
Granted	135,210	110,348
Vested	(103,396)	(93,366)
Outstanding, June 30	229,236	197,422

During the six months ended June 30, 2022 and 2021, we granted 86,332 and 71,892, respectively, of performance-based stock units. Additionally, no performance-based stock units vested during the six months ended June 30, 2022 and 108,720 performance-based stock units vested during the six months ended June 30, 2021.

During the six months ended June 30, 2022 and 2021, we granted restricted stock and performance-based stock units under the 2021 Plan and 2015 Plan as follows:

	No. of	Price per
Year	Shares/Units	Share	Reward Type	Vesting Period
2022	122,865	$33.94	Restricted stock	ratably over 3 years
	86,332	$33.94	Performance-based stock units	TSR targets (1)
	12,345	$38.48	Restricted stock	May 25,2023
	221,542

2021	95,293	$42.27	Restricted stock	ratably over 3 years
	71,892	$42.27	Performance-based stock units	TSR targets (1)
	12,055	$39.40	Restricted stock	May 26, 2022
	3,000	$43.14	Restricted stock	April 1, 2022
	182,240

(1)	Vesting is based on achieving certain total shareholder return (“TSR”) targets in 4 years with acceleration opportunity in 3 years.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Compensation expense recognized related to the vesting of restricted common stock and performance-based stock units for the six months ended June 30, 2022 and 2021 were $3,937,000 and $3,810,000, respectively. At June 30, 2022, the remaining compensation expense to be recognized related to the future service period of unvested outstanding restricted common stock and performance-based stock units are as follows (in thousands):

Remaining
Compensation
Vesting Date	Expense
July - December 2022	$4,026
2023	5,603
2024	2,853
2025	309
Total	$12,791

8.	Commitments and Contingencies

At June 30, 2022, we had commitments as follows (in thousands):

				Total
	Investment		2022	Commitment	Remaining
	Commitment		Funding	Funded	Commitment
Real estate properties (Footnote 2. Real Estate Investments)	$15,593	(1)	$2,133	$3,771	$11,822
Accrued incentives and earn-out liabilities (Footnote 5. Lease Incentives)	12,000	(2)	—	—	12,000
Mortgage loans (Footnote 2. Real Estate Investments)	32,507	(3)	858	4,598	27,909
Notes receivable (Footnote 4. Notes Receivable)	27,380		11,788	15,558	11,822
Total	$87,480		$14,779	$23,927	$63,553
(1)	Represents commitments to purchase land and improvements, if applicable, and to develop, re-develop, renovate or expand seniors housing and skilled nursing properties.

(2)	Additionally, during the six months ended June 30, 2022, we purchased four skilled nursing centers in Texas and leased these properties under a 10-year lease with an existing operator. The lease provides either an earn-out payment up to $3,000 or a purchase option but not both. The earn-out payment is available, contingent on achieving certain thresholds per the lease, beginning at the end of the second lease year through the end of the fifth lease year. If neither option is elected within the timeframe defined in the lease, both elections are terminated. For more information regarding the purchase option see Footnote 2.

(3)	Represents $14,507 of commitments for the expansion, renovation and working capital related to seniors housing and skilled nursing properties securing the mortgage loans and $18,000 of commitments which are contingent upon the borrower achieving certain coverage ratios.

Also, during the second quarter of 2022, we committed to pay an operator a lease termination fee of $500,000 contingent upon certain conditions including cooperation and assistance in facilitating an orderly transition. These conditions were satisfied and the lease termination fee was paid subsequent to June 30, 2022.

Additionally, some of our lease agreements provide purchase options allowing the lessee to purchase the properties they currently lease from us. See Footnote 2. Real Estate Investments for a table summarizing information about our purchase options.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

applicable legal principles are not our responsibility as a non-possessory landlord or mortgage holder. We believe that these matters are the responsibility of our lessees and borrowers pursuant to general legal principles and pursuant to insurance and indemnification provisions in the applicable leases or mortgages. We intend to continue to vigorously defend such claims.

9.	Major Operators

We have one operator that represents 10% or more of our combined rental revenue and interest income from mortgage loans. The following table sets forth information regarding our major operator as of June 30, 2022:

	Number of		Number of		Percentage of
			SNF	ALF	Total	Total
Operator	SNF	ALF	Beds	Units	Revenue (1)	Assets (2)
Prestige Healthcare (3)	24	—	2,845	93	20.0%	16.7%
(1)	Includes rental income from owned properties and interest income from mortgage loans as of June 30, 2022.

(2)	Represents the net carrying value of the mortgage loans and properties we own divided by the Total assets on the Consolidated Balance Sheets.

(3)	The majority of the revenue derived from this operator relates to interest income from mortgage loans.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

10.	Earnings per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022		2021	2022		2021
Net income	$54,490		$18,330	$68,997		$32,180
Less income allocated to non-controlling interests	(107)		(91)	(202)		(179)
Less income allocated to participating securities:
Non-forfeitable dividends on participating securities	(133)		(113)	(270)		(233)
Income allocated to participating securities	(185)		—	(137)		—
Total net income allocated to participating securities	(318)		(113)	(407)		(233)
Net income available to common stockholders	54,065		18,126	68,388		31,768
Effect of dilutive securities:
Participating securities (1)	—		—	—		—
Net income for diluted net income per share	$54,065		$18,126	$68,388		$31,768

Shares for basic net income per share	39,492		39,169	39,347		39,135
Effect of dilutive securities:
Stock options	—	(2)	1	—	(2)	1
Performance-based stock units	173		—	173		—
Participating securities (1)	—		—	—		—
Total effect of dilutive securities	173		1	173		1
Shares for diluted net income per share	39,665		39,170	39,520		39,136

Basic net income per share	$1.37		$0.46	$1.74		$0.81
Diluted net income per share	$1.36		$0.46	$1.73		$0.81
(1)	For the three and six months ended June 30, 2022, and 2021, the participating securities have been excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.

(2)	For the three and six months ended June 30, 2022, stock options have been excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.
11.	Fair Value Measurements

In accordance with the accounting guidance regarding the fair value option for financial assets and financial liabilities, entities are permitted to choose to measure certain financial assets and liabilities at fair value, with the change in unrealized gains and losses reported in earnings. We did not elect the fair value option for any of our financial assets and financial liabilities.

As of June 30, 2022, we had two interest rate swaps related to our term loans that were designated as cash flow hedges of interest rate risk with a total notional amount of $100,000,000. See Footnote 6. Debt Obligations within our consolidated financial statements for further detail on our interest rate swaps. We record cash flow hedges either as an asset or a liability measured at fair value. We estimate the fair value of our interest rate swaps using the assistance of a third-party using inputs that are observable in the market which include forward yield curves and other relevant information. Although we have determined that the majority of the inputs used to value our derivative instruments fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize level 3 inputs to evaluate the likelihood of default by us and our counterparties.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The carrying amount of cash and cash equivalents, prepaid expenses and other assets, accrued interest, accrued expenses and other liabilities approximates fair value because of the short-term maturity of these instruments. We do not invest our cash in auction rate securities. The carrying value and estimated fair value of our financial instruments as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

	At June 30, 2022			At December 31, 2021
	Carrying	Fair		Carrying	Fair
	Value	Value		Value	Value
Mortgage loans receivable, net of credit loss reserve	$379,817	$444,125	(1)	$344,442	$405,162	(1)
Notes receivable, net of credit loss reserve	58,206	63,008	(2)	28,337	28,653	(2)
Revolving line of credit	56,000	56,000	(3)	110,900	110,900	(3)
Term loans, net of debt issue costs	99,437	100,000	(3)	99,363	100,000	(3)
Senior unsecured notes, net of debt issue costs	579,431	531,880	(4)	512,456	540,045	(4)
(1)	Our investment in mortgage loans receivable is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash inflows of the mortgage loans receivable at June 30, 2022 and December 31, 2021 was 9.3% and 9.5%, respectively.

(2)	Our investments in notes receivable are classified as Level 3. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash flows of the notes receivable at June 30, 2022 and December 31, 2021, were 6.6% and 5.6%, respectively.

(3)	Our revolving line of credit and term loans bear interest at a variable interest rate. The estimated fair value of our revolving line of credit and term loans approximated their carrying values at June 30, 2022 and December 31, 2021 based upon prevailing market interest rates for similar debt arrangements.

(4)	Our obligation under our senior unsecured notes is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is measured based upon management’s estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities. At June 30, 2022, the discount rate used to value our future cash outflow of our senior unsecured notes was 5.75% for those maturing before year 2030 and 6.25% for those maturing at or beyond year 2030. At December 31, 2021, the discount rate used to value our future cash outflow of our senior unsecured notes was 3.00% for those maturing before year 2030 and 3.25% for those maturing at or beyond year 2030.

12.	Subsequent Events

Subsequent to June 30, 2022 the following events occurred:

Real Estate Investments: We terminated a master lease agreement covering 12 assisted living communities with a total of 625 units and transitioned the communities to an existing operator. In connection with the lease termination, we abated rent for June 2022 and have forgiven the former operator’s $7,066,000 outstanding unaccrued deferred rent balance. Subsequent to June 30, 2022, we paid the former operator a $500,000 lease termination fee in exchange for cooperation and assistance in facilitating an orderly transition. The transitioned communities will be operated pursuant to a new two-year master lease with zero rent for the first four months. Thereafter, cash rent will be based on mutually agreed upon fair market rent. In connection with the new lease, we paid the new operator a $410,000 lease incentive payment which will be amortized as a yield adjustment to rental income over the two-year lease term.

Abated and Deferred Rent: We agreed to defer $150,000 of the $445,000 monthly contractual rent for August and September of 2022 from a lessee that operates eight assisted living communities under a master lease. The operator requested rent assistance due to protracted lease-up of their portfolio

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

during COVID. Additionally, we provided $240,000 of abated rent in July 2022 and agreed to provide rent abatements up to $240,000 for each of August and September of 2022 to an operator pursuant to a master lease covering two assisted living communities. We are evaluating options for these communities.

Debt: We borrowed $20,500,000 under our revolving line of credit. Accordingly, we have $76,500,000 outstanding and $323,500,000 available for borrowing under our revolving line of credit. Additionally, we paid $20,160,000 in regular scheduled principal payments under our senior unsecured notes. Accordingly, we have $559,271,000 outstanding under our senior unsecured notes, net of debt issue costs.

Equity: We declared a monthly cash dividend of $0.19 per share on our common stock for the months of July, August and September 2022, payable on July 29, August 31, and September 30, 2022, respectively to stockholders of record on July 21, August 23, and September 22, 2022, respectively. Additionally, we sold 125,200 shares of common stock for $4,754,000 of net proceeds under our Equity Distribution Agreements. Accordingly, we have $160,349,000 available under our Equity Distribution Agreements.

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

The following graph summarizes our gross investments as of June 30, 2022:

Our primary seniors housing and health care property classifications include skilled nursing centers (“SNF”), assisted living communities (“ALF”), independent living communities (“ILF”), memory care communities (“MC”) and combinations thereof. We conduct and manage our business as one operating segment, rather than multiple operating segments, for internal reporting and internal decision-making purposes. For purposes of this quarterly report and other presentations, we generally include ALF, ILF, MC, and combinations thereof in the ALF classification. As of June 30, 2022, seniors housing and health care properties comprised approximately 98.5% of our investment portfolio. We have been operating since August 1992.

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

The operations and occupancy levels at our properties have been adversely affected by COVID-19 and could be further adversely affected by COVID-19 or another pandemic especially if there are infections on a large scale at our properties. The impact of COVID-19 has included, and another pandemic could include, early resident move-outs, our operators delaying accepting new residents due to quarantines, potential occupants postponing moves to our operators’ facilities, and/or hospitals cancelling or significantly reducing elective surgeries thereby there were fewer people in need of skilled nursing care. Additionally, as our operators have responded to the pandemic, operating costs have begun to rise. A decrease in occupancy, ability to collect rents from residents and/or increase in operating costs could have a material adverse effect on the ability of our operators to meet their financial and other contractual obligations to us, including the payment of rent. In recognition of the ongoing pandemic impact affecting our operators, we have agreed to rent abatements totaling $6.4 million and rent deferrals for certain operators totaling $9.5 million between April 2020 and June 2022, of which $1.8 million subsequently has been repaid. The $14.1 million in rent abatements and deferrals, net of repayments, represented approximately 3.8% of our April 2020 through June 2022 contractual rent and interest. As of June 30, 2022, the outstanding balance of our deferred rent was $7.7 million of which $7.1 million represents the outstanding unaccrued deferred rent balance related to an operator of 12 assisted living communities that subsequent to June 30, 2022 were transitioned to another operator. In connection with the termination of the master lease, the deferred rent balance was forgiven. The remaining balance of deferred rent of $0.6 million is due to us over the next 36 months or upon receipt of government funds from the U.S. Coronavirus Aid, Relief, and Economic Security (the “CARES Act”).

During the six months ended June 30, 2021, we proactively provided additional financial support to the majority of our operators by reducing 2021 rent and interest escalations by 50%. The rent and interest escalation reduction were given in the form of a rent and interest credit in recognition of operators’ increased costs due to COVID-19. During six months ended June 30, 2021, we recognized a Generally Accepted Accounting Principles (“GAAP”) revenue decrease of $0.5 million and a cash revenue decrease of $1.3 million related to the 50% escalation reduction.

Real Estate Portfolio Overview

The following tables summarize our real estate investment portfolio by owned properties and mortgage loans and by property type, as of June 30, 2022 (dollar amounts in thousands):

						Six Months Ended
						June 30, 2022
		Number of			Percentage			Percentage
	Number of	SNF	ALF	Gross	of	Rental		of Total
Owned Properties	Properties (1)	Beds	Units	Investments	Investments	Revenue		Revenues
Assisted Living	99	—	5,492	$797,556	42.6%	$26,296		35.7%
Skilled Nursing	53	6,348	236	600,701	32.1%	24,421		33.1%
Other (2)	1	118	—	11,680	0.6%	489		0.7%
Total Owned Properties	153	6,466	5,728	1,409,937	75.3%	51,206	(4)	69.5%

		Number of			Percentage	Interest Income		Percentage
	Number of	SNF	ALF	Gross	of	from Mortgage		of Total
Mortgage Loans	Properties (1)	Beds	Units	Investments	Investments	Loans		Revenues
Assisted Living	18	—	808	95,207	5.1%	2,813		3.8%
Skilled Nursing	23	2,916	—	285,894	15.3%	16,843		22.9%
Other (3)	—	—	—	2,546	0.2%	77		0.1%
Total Mortgage Loans	41	2,916	808	383,647	20.6%	19,733		26.8%

		Number of			Percentage	Interest		Percentage
	Number of	SNF	ALF	Gross	of	and other		of Total
Notes Receivable	Properties (1)	Beds	Units	Investments	Investments	Income		Revenues
Assisted Living (5)	7	—	961	43,478	2.3%	1,620		2.2%
Skilled Nursing (6)	—	—	—	15,316	0.8%	364		0.5%
Total Notes Receivable	7	—	961	58,794	3.1%	1,984		2.7%

		Number of			Percentage	Income from		Percentage
	Number of	SNF	ALF	Gross	of	Unconsolidated		of Total
Unconsolidated Joint Ventures	Properties (1)	Beds	Units	Investments	Investments	Joint Ventures		Revenues
Assisted Living (7)	1	—	95	6,340	0.3%	224		0.3%
Under Development (8)	—	—	—	13,000	0.7%	527		0.7%
Total Unconsolidated Joint Ventures	1	—	95	19,340	1.0%	751		1.0%

Total Portfolio	202	9,382	7,592	$1,871,718	100.0%	$73,674		100.0%

	Number	Number of			Percentage
	of	SNF	ALF	Gross	of
Summary of Properties by Type	Properties (1)	Beds	Units	Investments	Investments
Assisted Living	125	—	7,356	$942,581	50.3%
Skilled Nursing	76	9,264	236	901,911	48.2%
Under Development	—	—	—	13,000	0.7%
Other (2) (3)	1	118	—	14,226	0.8%
Total Portfolio	202	9,382	7,592	$1,871,718	100.0%
(1)	We have investments in owned properties, mortgage loans, notes receivable and unconsolidated joint ventures in 29 states to 32 operators.

(2)	Includes three parcels of land held-for-use and one behavioral health care hospital.

(3)	Includes one parcel of land in Missouri securing a first mortgage held for future development of a post-acute skilled nursing center and one parcel of land in North Carolina securing a first mortgage held for future development of a seniors housing community.

(4)	Excludes variable rental income from lessee reimbursement of $8,001 and sold properties of $2,745 .

(5)	Includes a mezzanine loan on a 204-unit combination ILF, ALF, and MC in Georgia, a mezzanine loan on a 136-unit ILF in Oregon, a mezzanine loan on five combination ILF, ALF and MC in Oregon and Montana, and seven working capital loans with interest rates between 5% and 7.5% and maturities between 2023 and 2031.

(6)	Includes three working capital loans with interest rates between 4% and 8% and maturities between 2022 and 2032.

(7)	Includes a preferred equity investment in an entity that developed and owns a 95-unit ALF and MC in Washington. Our investment represents 15.5% of the total investment. The preferred equity investment earns an initial cash rate of 7% increasing to 9% in year four until the internal rate of return (“IRR”) is 8%. After achieving an 8% IRR, the cash rate drops to 8% with an IRR ranging between 12% to 14% depending on the timing of redemption.

(8)	Represents a preferred equity investment in an entity that will develop and own a 267-unit ILF/ALF in Washington. Our investment represents 11.6% of the estimated total investment. The preferred equity investment earns an initial cash rate of 8% with an IRR of 12%.

As of June 30, 2022, we had $1.4 billion in net carrying value of investments, consisting of $1.0 billion or 69.4% invested in owned and leased properties and $0.4 billion or 25.4% invested in mortgage loans secured by first mortgages. Our investment in mortgage loans mature between 2022 and 2045 and contain interest rates between 7.3% and 10.4%.

For the six months ended June 30, 2022, rental income represented 74.0% of total gross revenues, mortgage interest income represented 23.5% of total gross revenues and interest and other income represented 2.5% of total gross revenues. In most instances, our lease structure contains fixed annual rental escalations and/or annual rental escalations that are contingent upon changes in the Consumer Price Index. Certain leases have annual rental escalations that are contingent upon changes in the gross operating revenues of the property. This revenue is not recognized until the appropriate contingencies have been resolved.

For the six months ended June 30, 2022, we recorded $0.5 million in straight-line rental adjustment and amortization of lease incentive cost of $0.4 million and an adjustment of $0.2 million related to lease incentive balance of two assisted living communities in California which were sold during the second quarter of 2022. Also, during the six months ended June 30,2022, we wrote-off a $0.2 million lease incentive balance related to a property closure and subsequent lease termination. During the six months ended June 30, 2022, we received $63.0 million of cash rental income, which includes $8.0 million of operator reimbursements for our real estate taxes. At June 30, 2022, the straight-line rent receivable balance on the consolidated balance sheet was $22.7 million.

For the six months ended June 30, 2022, we recorded $19.7 million in Interest income from mortgage loans which includes $14.5 million of interest received in cash, $2.5 million of income from interest reserves and $2.7 million in mortgage loans effective interest. At June 30, 2022, the mortgage loans effective interest receivable which is included in the Interest receivable line item in our Consolidated Balance Sheets was $41.5 million.

Update on Certain Operators and Former Operators

Anthem Memory Care

Anthem Memory Care (“Anthem”) operates 11 memory care communities under a master lease and was placed in default in 2017 resulting from Anthem’s partial payment of its minimum rent. However, we did not enforce our rights and remedies pertaining to the event of default, under the stipulation that Anthem achieves sufficient performance and pays agreed upon rent. Anthem increased their rent payment every year between 2017 and 2021. Anthem paid us annual cash rent of $10.8 million in 2021 and $9.9 million in 2020. During the second quarter of 2022, we reduced the agreed upon 2022 second quarter rent of $2.7 million to $2.1 million. Additionally, we agreed to continue the reduced rent for third quarter of 2022 and expect to receive $1.8 million. However, we expect receiving total cash rent from Anthem in 2022 of approximately $10.8 million based on their anticipated receipt of Employee Retention Tax Credit funds in the fourth quarter of 2022. We receive regular financial performance updates from Anthem and continue to monitor their performance obligations under the master lease agreement. Anthem has paid their agreed upon rent through July 2022.

Brookdale Senior Living Communities, Inc

Brookdale Senior Living Communities, Inc’s (“Brookdale”) master lease was amended in the first quarter of 2021 to extend the term by one year through December 31, 2022. The renewal options under the amended master lease remained the same during the first quarter of 2022 and provided three renewal options consisting of a three-year renewal option, a five-year renewal option and a 10-year renewal option. The notice period for the first renewal option was January 1, 2022 to April 30, 2022. During the second quarter of 2022, Brookdale’s master lease was again amended to extend the maturity to December 31, 2023. The renewal options under the new amended master lease remained unchanged except the term of the first renewal option was reduced from three years to two. Also, the notice period for the first renewal option was changed to November 1, 2022 through February 28, 2023. During 2020, we extended to Brookdale a $4.0 million capital commitment which was fully funded during 2021, and a $2.0 million capital commitment which is available between January 1, 2022 through December 31, 2022. Under the new amendment, the $2.0 million capital commitment was increased to $4.0 million and the maturity was extended to February 28, 2023. The yield on these capital commitments is 7% with a reduced rate for qualified ESG projects. During the six months ended June 30, 2022, we funded $0.9 million under the $4.0 million capital commitment. Accordingly, we have a remaining commitment of $3.1 million under this commitment. Brookdale is current on rent payments through July 2022.

Other Operators

During 2020, we consolidated our two master leases with an operator into one combined master lease and agreed to abate $0.7 million of rent and allow the operator to defer rent as needed through March 31, 2021. The combined master lease covering 12 assisted living communities with a total of 625 units, was amended during 2021 and 2022 to extend the rent deferral period through April 30, 2022. The operator deferred rent of $2.1 million during the six months ended June 30, 2022. Subsequent to June 30, 2022, we terminated the master lease and transitioned the communities to an existing operator. In connection with the lease termination, we abated rent for June 2022 and have forgiven the former operator’s $7.1 million outstanding unaccrued deferred rent balance. Subsequent to June 30, 2022, we paid the former operator a $0.5 million lease termination fee in exchange for cooperation and assistance in facilitating an orderly transition. The transition of the communities will be pursuant to a new two-year master lease with zero rent for the first four months. Thereafter, cash rent will be based on mutually agreed upon fair market rent. In connection with the new lease, we paid the new operator a $0.4 million lease incentive payment which will be amortized as a yield adjustment to rental income over the two-year lease term.

Additionally, we agreed to defer $0.2 million of the $0.4 million monthly contractual rent for August and September of 2022 from a lessee that operates eight assisted living communities under a master lease. The operator requested rent assistance due to protracted lease-up of their portfolio during COVID. We anticipate they will be able to repay the total $0.3 million of deferred rent in 2023, upon receipt of additional stimulus funds from the Employee Retention Credit program. This operator is current on rent through July 2022.

Also, we provided $0.2 million of abated rent in July 2022 and agreed to provide rent abatements up to $0.2 million for each of August and September of 2022 to an operator pursuant to a master lease covering two assisted living communities. We are evaluating options for these communities.

Senior Lifestyle Corporation- Former Operator

During 2020, an affiliate of Senior Lifestyle (“Senior Lifestyle”) failed to pay its contractual obligations under its master lease. As a result, we applied their letter of credit and deposits to past due rent and to their outstanding notes receivable. Senior Lifestyle has not paid rent or its other obligations under the master lease since 2021. During 2021, we transitioned 18 assisted living communities previously leased to Senior Lifestyle to six operators. These communities are located in Illinois, Ohio, Wisconsin, Colorado, Pennsylvania and Nebraska. Also, during 2021, we sold three Wisconsin communities and a closed community in Nebraska previously leased to Senior Lifestyle for a combined total of $35.9 million. We received total proceeds of $34.8 million and recorded a net gain on sale of $5.4 million. During 2022, an assisted living community located in Colorado, which transitioned from Senior Lifestyle to a new operator during the first quarter of 2021, was closed and the lease was terminated. We have engaged a broker and intend to sell this assisted living community. Additionally, during 2022, we transitioned the remaining community located in New Jersey under the Senior Lifestyle master lease to an existing operator. Accordingly, as of June 30, 2022, Senior Lifestyle does not operate any properties in our portfolio.

Senior Care Centers, LLC – Former Operator

Senior Care Centers, LLC and affiliates and subsidiaries (“Senior Care”) filed for Chapter 11 bankruptcy in December 2018. During 2019, while in bankruptcy, Senior Care assumed LTC’s master lease and, in March 2020, Senior Care emerged from bankruptcy. Concurrent with their emergence from bankruptcy, in accordance with the order confirming Senior Care’s plan of reorganization, Abri Health Services, LLC (“Abri Health”) was formed as the parent company of reorganized Senior Care and became co-tenant and co-obligor with reorganized Senior Care under our master lease. In March 2021, Senior Care and Abri Health (collectively, “Lessee”) failed to pay rent and additional obligations owed under the master lease. Accordingly, we sent a notice of default and applied proceeds from letters of credit to certain obligations owed under the master lease. Furthermore, we sent the Lessee a notice of termination of the master lease to be effective April 17, 2021. On April 16, 2021, the Lessee filed for Chapter 11 bankruptcy. In August 2021, the United States Bankruptcy Court approved a settlement agreement between Lessee and LTC. The settlement provided for, among other things, a one-time payment of $3.3 million from LTC to the affiliates of Lessee in exchange for cooperation and assistance in facilitating an orderly transition of the 11 skilled nursing centers from the Lessee and its affiliates to affiliates of HMG Healthcare, LLC (“HMG”) which occurred on October 1, 2021. As of October 1, 2021, Senior Care and Abri Health no longer operate any properties in our portfolio.

2022 Activities Overview

The following tables summarize our transactions during the six months ended June 30, 2022 (dollar amounts in thousands):

Investment in Owned Properties

	Number	Type	Number	Initial		Total	Total
	of	of	of	Cash	Purchase	Transaction	Acquisition
State	Properties	Properties	Beds/Units	Yield	Price	Costs	Costs
Texas (1)	4	SNF	339	8.0%	$51,534	$281	$51,815
(1)	The properties are leased to an affiliate of an existing operator under a 10-year lease with two 5-year renewal options. Additionally, the lease provides for either an earn-out payment or purchase option but not both. If neither option is elected within the timeframe defined in the lease, both elections are terminated. The earn-out payment is available, contingent on achieving certain thresholds per the lease, beginning at the end of the second lease year through the end of the fifth lease year. The purchase option is available beginning at the end of the fifth lease year through the end of the seventh lease year. The initial cash yield is 8% for the first year, increasing to 8.25% for the second year, then increases annually by 2.0% to 4.0% based on the change in the Medicare Market Basket Rate. In connection with the transition, we provided the lease a 10-year working capital loan for up to $2,000 of which $1,867 has been funded at 8% for the first year, increasing to 8.25% for the second year, the increasing annually with the lease rate.

Investment in Improvement projects

Improvements
Assisted Living Communities	$1,964
Skilled Nursing Centers	620
Other	321
Total	$2,905

Properties Sold

	Type	Number	Number
	of	of	of	Sales	Carrying	Net
State	Properties	Properties	Beds/Units	Price	Value	Gain (1)
California	ALF	2	232	$43,715	$17,832	$25,867
California	SNF	1	121	13,250	1,846	10,849
Virginia	ALF	1	74	16,895	15,549	1,336	(2)
n/a	n/a	—	—	—	—	144	(3)
Total 2022		4	427	$73,860	$35,227	$38,196

(1)	Calculation of net gain includes cost of sales.

(2)	In connection with this sale, the former operator paid us a lease termination fee of $1,181 which is not included in the gain on sale.

(3)	We recognized additional gain due to the reassessment adjustment of the holdbacks related to properties sold during 2019 and 2020, under the expected value model per Accounting Standard Codification (“ASC”) Topic 606, Contracts with Customers (“ASC 606”).

Investment in Mortgage Loans

Originations and funding under mortgage loans receivable	$33,910	(1)
Application of interest reserve	2,451
Scheduled principal payments received	(625)
Mortgage loan premium amortization	(3)
Provision for loan loss reserve	(358)
Net increase in mortgage loans receivable	$35,375
(1)	We originated two senior mortgage loans, secured by four ALFs operated by an existing operator, as well as a land parcel in North Carolina. The communities have a combined total of 217 units, with an average age of less than four years. The land parcel is approximately 7.6 acres adjacent to one of the ALFs and is being held for the future development of a seniors housing community. The mortgage loans have a four-year term, an interest rate of 7.25% and an IRR of 8%.

Investment in Unconsolidated Joint Ventures

	Type	Type		Total	Contractual	Number			Cash
	of	of		Preferred	Cash	of	Carrying	Income	Interest
State	Properties	Investment		Return	Portion	Beds/ Units	Value	Recognized	Received
Washington (1)	ALF/MC	Preferred Equity	(1)	12%	7%	95	$6,340	$224	$224
Washington (2)	UDP	Preferred Equity	(2)	12%	8%	—	13,000	527	527
						95	$19,340	$751	$751
(1)	Represents a preferred equity in an entity that developed and owns a 95-unit ALF and MC in Washington. Our investment represents 15.5% of the total investment. The preferred equity investment earns an initial cash rate of 7% increasing to 9% in year four until the internal rate of return (“IRR”) is 8%. After achieving an 8% IRR, the cash rate drops to 8% until achieving an IRR ranging between 12% to 14%, depending upon timing of redemption. During the fourth quarter of 2021, the entity completed the development project and received its certificate of occupancy. We have the option to require the JV partner to purchase our preferred equity interest at any time between August 17, 2031 and December 31, 2036.

(2)	Represents a preferred equity in an entity that will develop and own a 267-unit ILF and ALF in Washington. Our investment represents 11.6% of the estimated total investment. The preferred equity investment earns an initial cash rate of 8% with an IRR of 12%. The JV partner has the option to buy out our investment at any time after August 31, 2023 at the IRR rate. Also, we have the option to require the JV partner to purchase our preferred equity interest at any time between August 31, 2027 and, upon project completion and leasing the property, prior to the end of the first renewal term of the lease.

Notes Receivable

Advances under notes receivable	$36,788	(1)
Principal payments received under notes receivable	(6,618)
Provision for credit losses	(301)
Net increase in notes receivable	$29,869
(1)	Includes the origination of a $25,000 mezzanine loan for the recapitalization of five assisted living communities located in Oregon and Montana with a total of 621 units. The mezzanine loan has a term of approximately five years with two one-year extension options. It bears interest at 8% with IRR of 11%. Also includes origination of a working capital loan for a commitment of up to $2,000, of which $1,867 has been funded and $9,541 of funding under a working capital loan to HMG.

Health Care Regulatory Climate

The Centers for Medicare & Medicaid Services (“CMS”) annually updates Medicare skilled nursing facility (“SNF”) prospective payment system rates and other policies. On July 30, 2019, CMS issued its final fiscal year 2020 Medicare skilled nursing facility update. Under the final rule, CMS projected aggregate payments to SNFs would increase by $851 million, or 2.4%, for fiscal year 2020 compared with fiscal year 2019. The final rule also addressed implementation of the Patient-Driven Payment Model case mix classification system that became effective on October 1, 2019, changes to the group therapy definition in the skilled nursing facility setting, and various SNF Value-Based Purchasing and quality reporting program policies. On April 10, 2020, CMS issued a proposed rule to update SNF rates and policies for fiscal year 2021, which started October 1, 2020, and issued the final rule on July 31, 2020. CMS estimated that payments to SNFs would increase by $750 million, or 2.2%, for fiscal year 2021 compared to fiscal year 2020. CMS also adopted revised geographic delineations to identify a provider’s status as an urban or rural facility and to calculate the wage index, applying a 5% cap on any decreases in a provider’s wage index from fiscal year 2020 to fiscal year 2021. Finally, CMS also finalized updates to the SNF value-based purchasing program to reflect previously finalized policies, updated the 30-day phase one review and correction deadline for the baseline period quality measure quarterly report, and announced performance periods and performance standards for the fiscal year 2023 program year. On April 8, 2021, CMS issued a proposed rule to update SNF rates and policies for fiscal year 2022, which started October 1, 2021, and issued the final rule on July 29, 2021. CMS estimated that the aggregate impact of the payment policies in the final rule would result in an increase of approximately $410 million in Medicare Part A payments to SNFs in fiscal year 2022. The final rule also includes several policies that update the SNF Quality Reporting Program and the SNF Value-Based Program for fiscal year 2022. On April 11, 2022, CMS issued a proposed rule to update SNF rates and policies for fiscal year 2023. CMS estimated that the aggregate impact of the payment policies in the proposed rule would result in a decrease of approximately $320 million in Medicare Part A payments to SNFs in fiscal year 2023 compared to fiscal year 2022. CMS also sought input on the effects of direct care staffing requirements to improve long-term care requirements for participation and promote thoughtful, informed staffing plans and decisions within facilities to meet residents’ needs, including maintaining or improving resident function and quality of life. Specifically, CMS sought input on establishing minimum staffing requirements for long-term care facilities. On June 29, 2022, CMS issued updates to guidance on minimum health and safety standards that long-term care facilities must meet to participate in Medicare and Medicaid, and updated and developed new guidance in the State Operations Manual to address issues that significantly affect residents of long-term care facilities.

There can be no assurance that these rules or future regulations modifying Medicare skilled nursing facility payment rates or other requirements for Medicare and/or Medicaid participation will not have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us.

Since the announcement of the COVID-19 pandemic and beginning as of March 13, 2020, CMS has issued numerous temporary regulatory waivers and new rules to assist health care providers, including SNFs, respond to the COVID-19 pandemic. These include waiving the SNF 3-day qualifying inpatient hospital stay requirement, flexibility in calculating a new Medicare benefit period, waiving timing for completing functional assessments, waiving requirements for health care professional licensure, survey and certification, provider enrollment, and reimbursement for services performed by telehealth, among many others. CMS also announced a temporary expansion of its Accelerated and Advance Payment Program to allow SNFs and certain other Medicare providers to request accelerated or advance payments in an amount up to 100% of the Medicare Part A payments they received from October–December 2019; this expansion was suspended April 26, 2020 in light of other CARES Act funding relief. The Continuing Appropriations Acts, 2021 and Other Extensions Act, enacted on October 1, 2020, amended the repayment terms for all providers and suppliers that requested and received accelerated and advance payments during the COVID-19 public health emergency. Specifically, Congress gave providers and suppliers that received Medicare accelerated and advance payment(s) one year from when the first loan payment was made to begin making repayments. In addition, CMS enhanced requirements for nursing facilities to report COVID-19 infections to local, state and federal authorities. On July 15, 2022, HHS Secretary Becerra announced that he had renewed, effective July 15, 2022, the declared public health emergency for an additional 90-day period.

On March 26, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), sweeping legislation intended to bolster the nation’s response to the COVID-19 pandemic. In addition to offering economic relief to individuals and impacted businesses, the law expands coverage of COVID-19 testing and preventative services, addresses health care workforce needs, eases restrictions on telehealth services during the crisis, and increases Medicare regulatory flexibility, among many other provisions. Notably, the CARES Act temporarily suspended the 2% across-the-board “sequestration” reduction during the period May 1, 2020 through December 31, 2020, and extended the current Medicare sequester requirement through fiscal year 2030. In addition, the law provides $100 billion in grants to eligible health care providers for health care related expenses or lost revenues that are attributable to COVID-19. On April 10, 2020, CMS announced the distribution of $30 billion in funds to Medicare providers based upon their 2019 Medicare fee for service revenues. Eligible providers were required to agree to certain terms and conditions in receiving these grants. In addition, the Department of Health and Human Services (“HHS”) authorized $20 billion of additional funding for providers that have already received funds from the initial distribution of $30 billion. Unlike the first round of funds, which came automatically, providers were required to apply for these additional funds and submit the required supporting documentation, using the online portal provided by HHS. Providers were required to attest to and agree to specific terms and conditions for the use of such funds. HHS expressed a goal of allocating the whole $50 billion proportionally across all providers based on those providers’ proportional share of 2018 net Medicare fee-for-service revenue, so that some providers would not be eligible for additional funds. On May 22, 2020, HHS announced that it had begun distributing $4.9 billion in additional relief funds to SNFs to offset revenue losses and assist nursing homes with additional costs related to responding to the COVID-19 public health emergency and the shipments of personal protective equipment provided to nursing homes by the Federal Emergency Management Agency. On June 9, 2020, HHS announced that it expected to distribute approximately $15 billion to eligible providers that participate in state Medicaid and Children’s Health Insurance Program (“CHIP”) programs and have not received a payment from the Provider Relief Fund General Allocation. On July 22, 2020, President Trump announced that HHS would devote $5 billion in Provider Relief Funds to Medicare-certified long-term care facilities and state veterans’ homes to build nursing home skills and enhance nursing homes’ response to COVID-19, including enhanced infection control. Nursing homes were required to participate in the Nursing Home COVID-19 training to qualify for this funding. On August 27, 2020, HHS announced that it had distributed almost $2.5 billion to nursing homes to support increased testing, staffing, and personal protective equipment needs. On September 3, 2020, HHS announced a $2 billion performance-based incentive payment distribution to nursing homes and SNFs. Finally, on October 1, 2020, HHS announced $20 billion in additional funding for several types of providers, including those who previously received, rejected, or accepted a general distribution provider relief fund payment. The application deadline for these Phase 3 funds was November 6, 2020.

On December 27, 2020, President Trump signed the Consolidated Appropriations Act, 2021 (H.R. 133). The $1.4 trillion omnibus appropriations legislation funds the government through September 30, 2021 and was attached to a $900 billion COVID-19 relief package. Of the $900 billion in COVID-19 relief, $73 billion was allocated to HHS. Notably, the bill adds an additional $3 billion to the Provider Relief Fund, includes language specific to reporting requirements, and allows providers to use any reasonable method to calculate lost revenue, including the difference between such provider’s budgeted and actual revenue budget if such budget had been established and approved prior to March 27, 2020, to demonstrate entitlement for these funds. This change reverts to HHS’ previous guidance from June 2020 on how to calculate lost revenues. The Consolidated Appropriations Act, 2021 also extended the CARES Act’s sequestration suspension to March 31, 2021. On January 15, 2021, HHS announced that it would be amending the reporting timeline for Provider Relief Funds and indicated that it was working to update the Provider Relief Fund requirements to be consistent with the passage of the Consolidated Appropriations Act, 2021.

On April 14, 2021, President Biden signed an Act to Prevent Across-the-Board Direct Spending Cuts, and for Other Purposes (H.R. 1868), which extended the sequestration suspension period to December 31, 2021. On June 11, 2021, HHS issued revised reporting requirements for recipients of Provider Relief Fund payments. The announcement included expanding the amount of time providers would have to report information, aimed to reduce burdens on smaller providers, and extended key deadlines for expending Provider Relief Fund payments for recipients who received payments after June 30, 2020. The revised reporting requirements are applicable to providers who received one or more payments exceeding, in the aggregate, $10,000 during a single Payment Received Period from the PRF General Distributions, Targeted Distributions, and/or Skilled Nursing Facility and Nursing Home Infection Control Distributions. On July 1, 2021, HHS, through the Health Resources and Services Administration (“HRSA”), notified recipients of Provider Relief Fund payments by e-mail that the Provider Relief Fund Reporting Portal was open for recipients who were required to report on the use of funds in Reporting Period 1, as described by HHS’s June 11, 2021 update to the reporting requirements. On September 10, 2021, HHS announced a final 60-day grace period of the September 30, 2021 reporting deadline for Provider Relief Funds exceeding $10,000 in aggregate payments received from April 10, 2020 to June 30, 2020. Although the September 30, 2021 reporting deadline remained in place, HHS explained that recoupment or other enforcement actions would not be initiated during the 60-day grace period, which began on October 1, 2021 and ended on November 30, 2021. Reporting Period 2, for providers who received one or more payments exceeding $10,000, in the aggregate, from July 1, 2020 to December 31, 2020, was from January 1, 2022 to March 31, 2022. The Provider Relief Fund reporting portal opened for Reporting Period 3 on July 1, 2022 for providers who received one or more Provider Relief Fund payments exceeding $10,000, in the aggregate, from January 1, 2021 to June 30, 2021.

On September 10, 2021, the Biden Administration announced $25.5 billion in new funding for health care providers affected by the COVID-19 pandemic, including $8.5 billion in American Rescue Plan (“ARP”) resources for providers who serve rural Medicaid, CHIP, or Medicare patients, and an additional $17 billion for Phase 4 Provider Relief Funds for a broad range of providers who can document revenue loss and expenses associated with the pandemic, including assisted living facilities that were state-licensed/certified on or before December 31, 2020. Approximately 25% of the Phase 4 allocation was for bonus payments based on the amount and type of services provided to Medicaid, CHIP, and Medicare beneficiaries from January 1, 2019 through September 30, 2020. The deadline for submitting applications for Phase 4 funds was October 26, 2021.

On December 10, 2021, President Biden signed the Protecting Medicare and American Farmers from Sequester Cuts Act, which suspended the Medicare 2% sequestration reduction through March 31, 2022, and then reduced the sequestration cuts to 1% from April through June 2022.

On December 14, 2021, HHS announced the distribution of approximately $9 billion in Provider Relief Fund Phase 4 payments to health care providers who have experienced revenue losses and expenses related to the COVID-19 pandemic. Further, on January 25, 2022, HHS announced that it would be making more than $2 billion in Provider Relief Fund Phase 4 General Distribution payments to more than 7,600 providers across the country that same week. On March 22, 2022, HHS announced more than $413 million in Provider Relief Fund Phase 4 payments to more than 3,600 providers across the country. On April 13, 2022, HRSA announced the disbursement of more than $1.75 billion in Provider Relief Fund payments to 3,680 providers across the country.

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

The following table reflects our recent historical trends of concentration risk (gross investment, in thousands):

	6/30/22	3/31/22	12/31/21	9/30/21	6/30/21
Asset mix:
Real property	$1,409,937	$1,409,625	$1,408,557	$1,407,098	$1,412,329
Loans receivable	383,647	350,037	347,915	261,437	259,641
Notes receivable	58,794	62,127	28,623	18,864	13,869
Unconsolidated joint ventures	19,340	19,340	19,340	19,340	19,340
Real estate investment mix:
Assisted living communities	$942,581	$956,642	$929,113	$868,081	$860,573
Skilled nursing centers	901,911	858,150	849,182	812,518	820,246
Under development	13,000	13,000	13,000	13,000	13,000
Other (1)	14,226	13,337	13,140	13,140	11,360
Operator mix:
Prestige Healthcare (1)	$271,853	$272,326	$272,453	$272,789	$272,773
HMG Healthcare	175,532	180,662	171,920	23,705	23,705
Anthem Memory Care	139,176	139,176	139,176	139,176	139,176
ALG Senior (2)	110,075	76,715	74,888	26,881	26,853
Brookdale Senior Living	103,831	103,136	102,921	102,261	101,240
Remaining operators (2)	1,071,251	1,069,114	1,043,077	1,141,927	1,141,432
Geographic mix:
Texas	$326,983	$274,803	$274,626	$274,204	$273,588
Michigan	280,934	281,407	281,512	282,022	281,762
Wisconsin	114,729	114,729	114,538	114,288	114,250
Colorado	104,651	104,514	104,514	104,445	104,347
North Carolina (3)	92,639	59,217	57,521	13,602	13,487
Remaining states (3)	951,782	1,006,459	971,724	918,178	917,745
(1)	Includes three parcels of land located adjacent to properties securing the Prestige Healthcare mortgage loan and are managed by Prestige.

(2)	During the three months ended June 30, 2022, as a result of recent transactions, ALG Senior is a top five operator under our operator mix and replaces Carespring Health Care Management. Accordingly, our ALG Senior properties were reclassified from “Remaining operators” and our “Carespring Health Care Management” properties were reclassified to “Remaining operators” for all periods presented.

(3)	During the three months ended June 30, 2022, as a result of recent transactions, California is no longer a top five state under our geographic mix and is replaced by North Carolina. Accordingly, our “North Carolina” properties were reclassified from “Remaining states” and our “California” properties were reclassified back to “Remaining States” for all periods presented.

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

Balance Sheet Metrics

	Year to Date		Quarter Ended
	6/30/22		6/30/22			3/31/22			12/31/21			9/30/21			6/30/21
Debt to gross asset value	37.6%		37.6%		(1)	39.6%		(3)	38.4%		(3)	36.3%		(3)	34.8%
Debt to market capitalization ratio	32.2%		32.2%		(2)	33.4%		(4)	35.0%		(5)	34.7%		(5)	29.0%
Interest coverage ratio (6)	4.4	x	4.3	x		4.4	x		4.3	x		4.3	x		4.3	x
Fixed charge coverage ratio (6)	4.4	x	4.3	x		4.4	x		4.3	x		4.3	x		4.3	x
(1)	Decreased due to decrease in outstanding debt and increase in gross asset value.

(2)	Decreased due to decrease in outstanding debt and increase in market capitalization.

(3)	Increased due to increase in outstanding debt partially offset by increase in gross asset value.

(4)	Decreased due to increase in market capitalization partially offset by increase in outstanding debt.

(5)	Increased due to decrease in market capitalization and increase in outstanding debt primarily related to investments.

(6)	In calculating our interest coverage and fixed charge coverage ratios above, we use EBITDAre, which is a financial measure not derived in accordance with GAAP (non-GAAP financial measure). EBITDAre is not an alternative to net income, operating income or cash flows from operating activities as calculated and presented in accordance with GAAP. You should not rely on EBITDAre as a substitute for any such GAAP financial measures or consider it in isolation, for the purpose of analyzing our financial performance, financial position or cash flows. Net income is the most directly comparable GAAP measure to EBITDAre.

	Year to Date		Quarter Ended
	6/30/22		6/30/22		3/31/22		12/31/21		9/30/21		6/30/21
Net income	$68,997		$54,490		$14,507		$12,930		$11,114		$18,330
Less: Gain on sale	(38,196)		(38,094)		(102)		(70)		(2,702)		(5,463)
Add: Interest expense	14,666		7,523		7,143		6,933		6,610		6,860
Add: Depreciation and amortization	18,817		9,379		9,438		9,449		9,462		9,508
EBITDAre	$64,284		$33,298		$30,986		$29,242		$24,484		$29,235
Add: Non-recurring one-time items	(436)	(1) (2)	(859)	(1)	423	(2)	869	(3)	3,895	(4)	133	(5)
Adjusted EBITDAre	$63,848		$32,439		$31,409		$30,111		$28,379		$29,368

Interest expense	$14,666		$7,523		$7,143		$6,933		$6,610		$6,860
Interest incurred	$14,666		$7,523		$7,143		$6,933		$6,610		$6,860

Interest coverage ratio	4.4	x	4.3	x	4.4	x	4.3	x	4.3	x	4.3	x

Interest incurred	$14,666		$7,523		$7,143		$6,933		$6,610		$6,860
Total fixed charges	$14,666		$7,523		$7,143		$6,933		$6,610		$6,860

Fixed charge coverage ratio	4.4	x	4.3	x	4.4	x	4.3	x	4.3	x	4.3	x
(1)	Represents the $1,181 lease termination fee received in connection with the sale of a 74-unit assisted living community partially offset by the $322 provision for credit losses related to the origination of two mortgage loans during the second quarter of 2022.

(2)	Represents the provision for credit losses related to the origination of a $25,000 mezzanine loan and a lease incentive balance write-off related to a closed property and subsequent lease termination.

(3)	Represents the provision for credit losses related to the origination of $86,900 of mortgage loans.

(4)	Represents a settlement payment to Senior Care (See our Annual Report on Form 10-K).

(5)	Represents the 50% reduction of 2021 rent escalations.

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

Operating Results (unaudited, in thousands)

	Three Months Ended
	June 30,
	2022		2021		Difference
Revenues:
Rental income	$31,628		$29,804		$1,824	(1)
Interest income from mortgage loans	10,097		7,933		2,164	(2)
Interest and other income	1,299		392		907	(3)
Total revenues	43,024		38,129		4,895

Expenses:
Interest expense	7,523		6,860		(663)	(4)
Depreciation and amortization	9,379		9,508		129
Provision for credit losses	305		—		(305)	(5)
Transaction costs	67		133		66
Property tax expense	4,019		3,800		(219)
General and administrative expenses	5,711		5,337		(374)	(6)
Total expenses	27,004		25,638		(1,366)

Other operating income:
Gain on sale of real estate, net	38,094	(7)	5,463	(8)	32,631
Operating income	54,114		17,954		36,160
Income from unconsolidated joint ventures	376		376		—
Net income	54,490		18,330		36,160
Income allocated to non-controlling interests	(107)		(91)		(16)
Net income attributable to LTC Properties, Inc.	54,383		18,239		36,144
Income allocated to participating securities	(318)		(113)		(205)
Net income available to common stockholders	$54,065		$18,126		$35,939
(1)	Increased primarily due to a $1,181 lease termination fee received in connection with the sale of a 74-unit ALF, rent received from properties transitioned from the former Senior Care and Senior Lifestyle portfolios and rental income from completed development projects and annual rent escalations.

(2)	Increased primarily due to mortgage loan originations during the fourth quarter of 2021 and second quarter of 2022.

(3)	Increased primarily due to a mezzanine loan origination during the first quarter of 2022 and additional funding under working capital loans partially offset by loan payoffs.

(4)	Increased primarily due to the origination of two $50,000 term loans in the fourth quarter of 2021, issuance of $75,000 senior unsecured notes during the second quarter of 2022 and higher interest rates in 2022 partially offset by lower outstanding balance on our revolving line of credit and scheduled principal paydowns on our senior unsecured notes.

(5)	Increased primarily due to mortgage loan originations, mezzanine loan originations and capital improvement funding offset by scheduled principal paydowns.

(6)	Increased primarily due to increased costs related to conference sponsorships and travel, as well as higher non-cash compensation charges, and increases in overall costs due to inflationary pressures.

(7)	Represents the net gain on sale of $38,052 related to a SNF located in California and three ALFs located in Virginia and California during the second quarter of 2022 and quarterly reassessment of prior years’ sale holdbacks.

(8)	Represents the net gain on sale of $5,594 related to three ALFs in Wisconsin and quarterly reassessment of prior years’ sale holdbacks partially offset by net loss on sale of $205 related to a closed ALF in Nebraska.

	Six Months Ended
	June 30,
	2022		2021		Difference
Revenues:
Rental income	$61,952		$61,777		$175
Interest income from mortgage loans	19,733		15,855		3,878	(1)
Interest and other income	2,126		777		1,349	(2)
Total revenues	83,811		78,409		5,402

Expenses:
Interest expense	14,666		13,832		(834)	(3)
Depreciation and amortization	18,817		19,385		568	(4)
Provision (recovery) for credit losses	659		(9)		(668)	(5)
Transaction costs	99		225		126
Property tax expense	8,001		7,781		(220)
General and administrative expenses	11,519		10,370		(1,149)	(6)
Total expenses	53,761		51,584		(2,177)

Other operating income:
Gain on sale of real estate, net	38,196	(7)	4,690	(8)	33,506
Operating income	68,246		31,515		36,731
Income from unconsolidated joint ventures	751		665		86
Net income	68,997		32,180		36,817
Income allocated to non-controlling interests	(202)		(179)		(23)
Net income attributable to LTC Properties, Inc.	68,795		32,001		36,794
Income allocated to participating securities	(407)		(233)		(174)
Net income available to common stockholders	$68,388		$31,768		$36,620
(1)	Increased primarily due to mortgage loan originations during the fourth quarter of 2021 and second quarter of 2022.

(2)	Increased due to a mezzanine loan origination during the first quarter of 2022 and additional funding under working capital loans partially offset by loan payoffs.

(3)	Increased primarily due to the origination of two $50,000 term loans in the fourth quarter of 2021, issuance of $75,000 senior unsecured notes during the second quarter of 2022 and higher interest rates in 2022, partially offset by lower outstanding balance on revolving line of credit and scheduled principal paydowns on our senior unsecured notes.

(4)	Decreased due to property sales.

(5)	Increased primarily due to mortgage loan originations, mezzanine loan originations and capital improvement funding offset by scheduled principal paydowns.

(6)	Increased primarily due to higher incentive compensation and higher general costs due to inflation.

(7)	Represents the net gain on sale of $38,052 related to a SNF located in California and three ALFs located in Virginia and California during the second quarter of 2022 and quarterly reassessment of prior years’ sale holdbacks.

(8)	Represents the net gain on sale of $5,594 related to three ALFs in Wisconsin and quarterly reassessment of the prior years’ sale holdbacks partially offset by the net loss on sale of $205 related to a closed ALF in Nebraska and the net loss on sale of $858 related to a closed property in Florida.

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

The following table reconciles GAAP net income available to common stockholders to NAREIT FFO available to common stockholders (unaudited, amounts in thousands, except per share amounts):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2022		2021		2022		2021
GAAP net income available to common stockholders	$54,065		$18,126		$68,388		$31,768
Add: Depreciation and amortization	9,379		9,508		18,817		19,385
Less: Gain on sale of real estate, net	(38,094)		(5,463)		(38,196)		(4,690)
NAREIT FFO attributable to common stockholders	$25,350		$22,171		$49,009		$46,463
NAREIT FFO attributable to common stockholders per share:
Basic	$0.64		$0.57		$1.25		$1.19
Diluted	$0.64		$0.57		$1.24		$1.19	(1)
Weighted average shares used to calculate NAREIT FFO per share:
Basic	39,492		39,169		39,347		39,135
Diluted	39,665	(2)	39,170	(3)	39,520	(2)	39,333	(4)
(1)	Includes the effect of participating securities.

(2)	Includes the effect of performance-based stock units.

(3)	Includes the effect of stock option equivalents.

(4)	Includes the effect of stock option equivalents and participating securities.

Liquidity and Capital Resources

Sources and Uses of Cash

As of June 30, 2022, we had a total of $6.4 million of cash and cash equivalents, $344.0 million available under our unsecured revolving line of credit and the potential ability to access the capital markets through the issuance of $165.2 million of common stock under our Equity Distribution Agreements. Furthermore, we have the ability to access the capital markets through the issuance of debt and/or equity securities under an automatic shelf registration statement.

We believe that our current cash balance, cash flow from operations available for distribution or reinvestment, our borrowing capacity and our potential ability to access the capital markets are sufficient to provide for payment of our current operating costs, meet debt obligations and pay common dividends at least sufficient to maintain our REIT status and repay borrowings at, or prior to, their maturity. The timing, source and amount of cash flows used in financing and investing activities are sensitive to the capital markets environment, especially to changes in interest rates. In addition, as described in the Executive Overview above, COVID-19 has adversely affected and is expected to continue to adversely affect our operators’ business, results of operations, cash flows and financial condition which could, in turn, adversely affect our financial position.

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

	Six Months Ended June 30,		Change
Cash provided by (used in):	2022	2021	$
Operating activities	$48,444	$48,644	$(200)
Investing activities	(45,816)	29,751	(75,567)
Financing activities	(1,388)	(80,453)	79,065
Increase (decrease) in cash and cash equivalents	1,240	(2,058)	3,298
Cash and cash equivalents, beginning of period	5,161	7,772	(2,611)
Cash and cash equivalents, end of period	$6,401	$5,714	$687

Debt Obligations

Unsecured Credit Facility. We have an unsecured credit agreement (the “Credit Agreement”) that provides for an aggregate commitment of the lenders of up to $500.0 million comprising of a $400.0 million revolving credit facility (the “Revolving Line of Credit”) and two $50.0 million term loans (the “Term Loans”). The Credit Agreement permits us to request increases to the Revolving Line of Credit and Term Loans commitments up to a total of $1.0 billion. The Revolving Line of Credit matures November 19, 2025 and provides for a one-year extension option at our discretion, subject to customary conditions. The Term Loans mature on November 19, 2025 and November 19, 2026.

Based on our leverage at June 30, 2022, the facility provides for interest annually at LIBOR plus 115 basis points and a facility fee of 20 basis points.

Interest Rate Swap Agreements. In connection with entering into the Term Loans as described above, we entered into two receive variable/pay fixed interest rate swap agreements (the “Interest Rate Swaps”) with maturities of November 19, 2025 and November 19, 2026, respectively, that serves to lock-in the forecasted interest payments on the borrowings under the Term Loans over their four and five year terms. The Interest Rate Swaps are considered cash flow hedges and are recorded on our Consolidated Balance Sheets at fair value, with changes in the fair value of these instruments recognized in Accumulated other comprehensive income (loss) on our Consolidated Balance Sheets. During the six months ended June 30, 2022, we recorded a $6.3 million increase in fair value of Interest Rate Swaps.

As of June 30, 2022, the terms of the Interest Rate Swaps are as follows (dollar amounts in thousands):

				Notional	Fair Value at
Date Entered	Maturity Date	Swap Rate	Rate Index	Amount	June 30, 2022
November 2021	November 19, 2025	2.56%	1-month LIBOR	$50,000	$2,824
November 2021	November 19, 2026	2.69%	1-month LIBOR	50,000	3,315
				$100,000	$6,139

Senior Unsecured Notes. We have senior unsecured notes held by institutional investors with interest rates ranging from 3.66% to 5.03%. The senior unsecured notes mature between 2024 and 2033. During the six months ended June 30, 2022, we sold $75 million aggregate principal amount of 3.66% senior unsecured notes. The notes have an average 10-year life, scheduled principal payments and mature in May 2033.

The senior unsecured notes and the Credit Agreement, including the Revolving Line of Credit and the Terms Loans, contain financial covenants, which are measured quarterly, that require us to maintain, among other things:

●	a ratio of total indebtedness to total asset value not greater than 0.6 to 1.0;
●	a ratio of secured debt to total asset value not greater than 0.35 to 1.0;
●	a ratio of unsecured debt to the value of the unencumbered asset value not greater than 0.6 to 1.0; and
●	a ratio of EBITDA, as calculated in the debt obligation, to fixed charges not less than 1.50 to 1.0.

At June 30, 2022, we were in compliance with all applicable financial covenants. These debt obligations also contain additional customary covenants and events of default that are subject to a number of important and significant limitations, qualifications and exceptions.

The debt obligations by component as of June 30, 2022 are as follows (dollar amounts in thousands):

	Applicable		Available
	Interest	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing
Revolving line of credit (2)	2.67%	$56,000	$344,000
Term loans, net of debt issue costs	2.63%	99,437	—
Senior unsecured notes, net of debt issue costs (3)	4.28%	579,431	—
Total	3.93%	$734,868	$344,000
(1)	Represents weighted average of interest rate as of June 30, 2022.

(2)	Subsequent to June 30, 2022, we borrowed $20,500 under the Revolving Line of Credit. Accordingly, we currently have $76,500 outstanding and $323,500 available for borrowing under the Revolving Line of Credit.

(3)	Subsequent to June 30, 2022, we paid $20,160 in regular scheduled principal payments under our senior unsecured notes. Accordingly, we currently have $559,271 outstanding under our senior unsecured notes, net of debt issue costs.

Our debt borrowings and repayments during the six months ended June 30, 2022 are as follows (in thousands):

Debt Obligations		Borrowings	Repayments
Revolving line of credit	(1)	$99,000	$(153,900)
Senior unsecured notes	(2)	75,000	(7,000)
Total		$174,000	$(160,900)
(1)	Subsequent to June 30, 2022, we borrowed $20,500 under the Revolving Line of Credit. Accordingly, we currently have $76,500 outstanding and $323,500 available for borrowing under the Revolving Line of Credit.

(2)	Subsequent to June 30, 2022, we paid $20,160 in regular scheduled principal payments under our senior unsecured notes. Accordingly, we have $559,271 outstanding under our senior unsecured notes, net of debt issue costs.

Equity

At June 30, 2022, we had 40,379,591 shares of common stock outstanding, equity on our balance sheet totaled $810.5 million and our equity securities had a market value of $1.6 billion. During the six months ended June 30, 2022, we declared and paid $45.1 million of cash dividends.

Subsequent to June 30, 2022, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of July, August and September 2022, payable on July 29, August 31, and September 30, 2022, respectively, to stockholders of record on July 21, August 23, and September 22, 2022, respectively.

At-The-Market Program. We have separate equity distribution agreements (collectively, “Equity Distribution Agreements”) to offer and sell, from time to time, up to $200.0 in aggregate offering price of shares of our common stock. During the six months ended June 30, 2022, we sold 909,800 shares of common stock for $34.2 million in net proceeds under our Equity Distribution Agreements. In conjunction with the sale of common stock, we paid $0.6 million as compensation to our sales agents and we incurred $0.5 million of costs associated with this agreement which have been recorded in additional paid in capital as a reduction of proceeds received. Subsequent to June 30, 2022, we sold 125,200 shares of common stock for $4.8 million of net proceeds under our Equity Distribution Agreements. Accordingly, we have $160.3 million available under our Equity Distribution Agreements.

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

During the six months ended June 30, 2022, we granted restricted stock and performance-based stock units as follows:

No. of	Price per
Shares	Share	Award Type	Vesting Period
122,865	$33.94	Restricted stock	ratably over 3 years
86,332	$33.94	Performance-based stock units	TSR targets (1)
12,345	$38.48	Restricted stock	May 25,2023
221,542
(1)	Vesting is based on achieving certain total shareholder return (“TSR”) targets in 4 years with an acceleration opportunity in 3 years.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the six months ended June 30, 2022. For additional information, refer to Item 7A as presented in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2022, we did not make any unregistered sales of equity securities.

During the three months ended June 30, 2022, we acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations. The average prices paid per share for each month in the quarter ended June 30, 2022 are as follows:

Total Number
			of Shares	Maximum
			Purchased as	Number of
		Average	Part of	Shares that May
	Total Number	Price	Publicly	Yet Be
	of Shares	Paid per	Announced	Purchased
Period	Purchased	Share	Plan	Under the Plan
April 1 - April 30, 2022	—	$—	—	—
May 1 - May 31, 2022	2,583	$38.69	—	—
June 1 - June 30, 2022	—	$—	—	—
Total	2,583		—	—

Item 6. EXHIBITS

3.1	LTC Properties, Inc. Articles of Restatement (incorporated by reference to Exhibit 3.1.2 to the registrant’s Current Report on Form 8-K filed June 6, 2016)

3.2	Bylaws of LTC Properties, Inc. (incorporated by reference to Exhibit 3.2.2 to the registrant’s Annual Report on Form 10-K filed February 18, 2021)
10.1	Note Purchase Agreement dated May 17, 2022 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed May 19, 2022)

10.2

First Amendment (dated May 17, 2022) to Note Purchase Agreement to Amended and Restated Note Purchase and Private Shelf Agreement between LTC Properties, Inc. and AIG Asset Management (U.S.) LLC dated as of June 2, 2016

10.3	First Amendment (dated May 17, 2022) to Note Purchase Agreement dated as of July 19, 2012

10.4	First Amendment (dated May 17, 2022) to Note Purchase Agreement dated as of February 16, 2017 May 17, 2022

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC.
Registrant

Dated: July 28, 2022	By:	/s/ Caroline Chikhale
Caroline Chikhale
Executive Vice President, Chief Accounting Officer and Treasurer
(Principal Accounting Officer)