Form 10-Q
period 2022-09-30
LTC PROPERTIES INC
filed 2022-10-27
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Yes ☐ No ☑

The number of shares of common stock outstanding on October 20, 2022 was 40,504,791.

LTC PROPERTIES, INC.

FORM 10-Q

September 30, 2022

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share)

[

	September 30, 2022	December 31, 2021
ASSETS	(unaudited)	(audited)
Investments:
Land	$124,665	$123,239
Buildings and improvements	1,270,722	1,285,318
Accumulated depreciation and amortization	(379,915)	(374,606)
Operating real estate property, net	1,015,472	1,033,951
Properties held-for-sale, net of accumulated depreciation: 2022—$2,305; 2021—$0	10,710	—
Real property investments, net	1,026,182	1,033,951
Financing receivable, net of credit loss reserve: 2022—$760; 2021—$0	75,507	—
Mortgage loans receivable, net of credit loss reserve: 2022—$3,862; 2021—$3,473	383,006	344,442
Real estate investments, net	1,484,695	1,378,393
Notes receivable, net of credit loss reserve: 2022—$590; 2021—$286	58,424	28,337
Investments in unconsolidated joint ventures	19,340	19,340
Investments, net	1,562,459	1,426,070

Other assets:
Cash and cash equivalents	6,478	5,161
Debt issue costs related to revolving line of credit	2,480	3,057
Interest receivable	44,290	39,522
Straight-line rent receivable	22,253	24,146
Lease incentives	2,001	2,678
Prepaid expenses and other assets	12,004	4,191
Total assets	$1,651,965	$1,504,825
LIABILITIES
Revolving line of credit	$151,000	$110,900
Term loans, net of debt issue costs: 2022—$526; 2021—$637	99,474	99,363
Senior unsecured notes, net of debt issue costs: 2022—$1,533; 2021—$524	543,287	512,456
Accrued interest	3,120	3,745
Accrued expenses and other liabilities	29,915	33,234
Total liabilities	826,796	759,698
EQUITY
Stockholders’ equity:
Common stock: $0.01 par value; 60,000 shares authorized; shares issued and outstanding: 2022—40,505; 2021—39,374	404	394
Capital in excess of par value	899,921	856,895
Cumulative net income	1,526,721	1,444,636
Accumulated other comprehensive income (loss)	9,445	(172)
Cumulative distributions	(1,633,241)	(1,565,039)
Total LTC Properties, Inc. stockholders’ equity	803,250	736,714
Non-controlling interests	21,919	8,413
Total equity	825,169	745,127
Total liabilities and equity	$1,651,965	$1,504,825

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Rental income	$31,585	$29,320	$93,537	$91,097
Interest income from financing receivable	357	—	357	—
Interest income from mortgage loans	10,379	7,924	30,112	23,779
Interest and other income	1,182	228	3,308	1,005
Total revenues	43,503	37,472	127,314	115,881
Expenses:
Interest expense	7,941	6,610	22,607	20,442
Depreciation and amortization	9,385	9,462	28,202	28,847
Impairment charges	1,286	—	1,286	—
Provision for credit losses	795	68	1,454	59
Transaction costs	629	4,046	728	4,271
Property tax expense	4,179	3,932	12,180	11,713
General and administrative expenses	5,888	5,318	17,407	15,688
Total expenses	30,103	29,436	83,864	81,020
Other operating income:
(Loss) gain on sale of real estate, net	(387)	2,702	37,809	7,392
Operating income	13,013	10,738	81,259	42,253
Income from unconsolidated joint ventures	376	376	1,127	1,041
Net income	13,389	11,114	82,386	43,294
Income allocated to non-controlling interests	(99)	(92)	(301)	(271)
Net income attributable to LTC Properties, Inc.	13,290	11,022	82,085	43,023
Income allocated to participating securities	(131)	(113)	(481)	(346)
Net income available to common stockholders	$13,159	$10,909	$81,604	$42,677

Earnings per common share:
Basic	$0.33	$0.28	$2.06	$1.09
Diluted	$0.32	$0.28	$2.04	$1.09

Weighted average shares used to calculate earnings per common share:
Basic	40,270	39,177	39,658	39,149
Diluted	40,552	39,177	39,939	39,149

Dividends declared and paid per common share	$0.57	$0.57	$1.71	$1.71

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$13,389	$11,114	$82,386	$43,294
Unrealized gain on cash flow hedges before reclassification	3,501	—	9,361	—
(Gains) losses reclassified from accumulated other comprehensive income to interest expense	(195)	—	256	—
Comprehensive income	16,695	11,114	92,003	43,294
Less: Comprehensive income allocated to non-controlling interests	(99)	(92)	(301)	(271)
Comprehensive income attributable to LTC Properties, Inc.	$16,596	$11,022	$91,702	$43,023

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

			Capital in	Cumulative			Total	Non-
	Common Stock		Excess of	Net	Accumulated	Cumulative	Stockholder's	Controlling	Total
	Shares	Amount	Par Value	Income	OCI	Distributions	Equity	Interests	Equity
Balance—December 31, 2020	39,242	$392	$852,780	$1,388,775	$—	$(1,474,545)	$767,402	$8,404	$775,806
Common Stock cash distributions ($0.57 per share)	—	—	—	—	—	(22,405)	(22,405)	—	(22,405)
Vesting of performance-based stock units, including the payment of distributions	109	1	(1)	—	—	(764)	(764)	—	(764)
Stock-based compensation expense	—	—	1,852	—	—	—	1,852	—	1,852
Net income	—	—	—	13,762	—	—	13,762	88	13,850
Non-controlling interest distributions	—	—	—	—	—	—	—	(88)	(88)
Cash paid for taxes in lieu of common shares	(84)	—	(3,470)	—	—	—	(3,470)	—	(3,470)
Other	95	1	(11)	—	—	—	(10)	—	(10)
Balance—March 31, 2021	39,362	$394	$851,150	$1,402,537	$—	$(1,497,714)	$756,367	$8,404	$764,771
Common Stock cash distributions ($0.57 per share)	—	—	—	—	—	(22,439)	(22,439)	—	(22,439)
Vesting of performance-based stock units, including the payment of distributions				—	—		-	—	-
Stock-based compensation expense	—	—	1,958	—	—	—	1,958	—	1,958
Net income	—	—	—	18,239	—	—	18,239	91	18,330
Non-controlling interest distributions	—	—	—	—	—	—	—	(91)	(91)
Cash paid for taxes in lieu of common shares	(3)	—	(103)	—	—	—	(103)	—	(103)
Other	15	—	(46)	—	—	—	(46)	—	(46)
Balance—June 30, 2021	39,374	$394	$852,959	$1,420,776	$—	$(1,520,153)	$753,976	$8,404	$762,380
Common Stock cash distributions ($0.57 per share)	—	—	—	—	—	(22,443)	(22,443)	—	(22,443)
Stock-based compensation expense	—	—	1,975	—	—	—	1,975	—	1,975
Net income	—	—	—	11,022	—	—	11,022	92	11,114
Non-controlling interest distributions	—	—	—	—	—	—	—	(92)	(92)
Non-controlling interest contributions	—	—	—	—	—	—	—	9	9
Other	—	—	(13)	—	—	—	(13)	—	(13)
Balance—September 30, 2021	39,374	$394	$854,921	$1,431,798	$—	$(1,542,596)	$744,517	$8,413	$752,930
Common Stock cash distributions ($0.57 per share)	—	—	—	—	—	(22,443)	(22,443)	—	(22,443)
Stock-based compensation expense	—	—	1,975	—	—	—	1,975	—	1,975
Net income	—	—	—	12,838	—	—	12,838	92	12,930
Non-controlling interest distributions	—	—	—	—	—	—	—	(92)	(92)
Fair market valuation adjustment for interest rate swap	—	—	—	—	(172)	—	(172)	—	(172)
Other	—	—	(1)	—	—	—	(1)	—	(1)
Balance—December 31, 2021	39,374	$394	$856,895	$1,444,636	$(172)	$(1,565,039)	$736,714	$8,413	$745,127
Common Stock cash distributions ($0.57 per share)	—	—	—	—	—	(22,480)	(22,480)	—	(22,480)
Stock-based compensation expense	—	—	1,925	—	—	—	1,925	—	1,925
Net income	—	—	—	14,412	—	—	14,412	95	14,507
Cash paid for taxes in lieu of common shares	(37)	—	(1,255)	—	—	—	(1,255)	—	(1,255)
Non-controlling interest distributions	—	—	—	—	—	—	—	(95)	(95)
Fair market valuation adjustment for interest rate swap	—	—	—	—	4,876	—	4,876	—	4,876
Other	123	1	(7)	—	—	—	(6)	—	(6)
Balance—March 31, 2022	39,460	$395	$857,558	$1,459,048	$4,704	$(1,587,519)	$734,186	$8,413	$742,599
Issuance of common stock	910	9	33,684	—	—	-	33,693	—	33,693
Common Stock cash distributions ($0.57 per share)	—	—	—	—	—	(22,635)	(22,635)	—	(22,635)
Stock-based compensation expense	—	—	2,012	—	—	—	2,012	—	2,012
Net income	—	—	—	54,383	—	—	54,383	107	54,490
Cash paid for taxes in lieu of common shares	(2)	—	(100)	—	—	—	(100)	—	(100)
Non-controlling interest distributions	—	—	—	—	—	—	—	(998)	(998)
Fair market valuation adjustment for interest rate swap	—	—	—	—	1,435	—	1,435	—	1,435
Other	12	—	—	—	—	—	—	—	—
Balance—June 30, 2022	40,380	$404	$893,154	$1,513,431	$6,139	$(1,610,154)	$802,974	$7,522	$810,496
Issuance of common stock	125	—	4,753	—	—	-	4,753	—	4,753
Common Stock cash distributions ($0.57 per share)	—	—	—	—	—	(23,087)	(23,087)	—	(23,087)
Stock-based compensation expense	—	—	2,014	—	—	—	2,014	—	2,014
Net income	—	—	—	13,290	—	—	13,290	99	13,389
Cash paid for taxes in lieu of common shares	—	—	-	—	—	—	-	—	-
Non-controlling interest contributions	—	—	-	—	—	—	-	14,375	14,375
Non-controlling interest distributions	—	—	—	—	—	—	—	(77)	(77)
Fair market valuation adjustment for interest rate swap	—	—	—	—	3,306	—	3,306	—	3,306
Balance—September 30, 2022	40,505	$404	$899,921	$1,526,721	$9,445	$(1,633,241)	$803,250	$21,919	$825,169

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES:
Net income	$82,386	$43,294
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,202	28,847
Stock-based compensation expense	5,951	5,785
Impairment charges	1,286	—
Gain on sale of real estate, net	(37,809)	(7,392)
Income from unconsolidated joint ventures	(1,127)	(1,041)
Income distributions from unconsolidated joint ventures	351	—
Straight-line rental adjustment (income)	963	(619)
Adjustment for collectability of lease incentives and rental income	256	758
Amortization of lease incentives	665	386
Provision for credit losses	1,454	59
Application of interest reserve	(4,348)	—
Amortization of debt issue costs	841	778
Other non-cash items, net	(170)	4
Change in operating assets and liabilities
Lease incentives funded	(418)	(650)
Increase in interest receivable	(4,768)	(4,730)
Decrease in accrued interest payable	(625)	(1,044)
Net change in other assets and liabilities	(318)	5,146
Net cash provided by operating activities	72,772	69,581
INVESTING ACTIVITIES:
Investment in real estate properties	(51,815)	—
Investment in real estate developments	(105)	—
Investment in real estate capital improvements	(4,555)	(4,839)
Proceeds from sale of real estate, net	72,628	43,628
Investment in financing receivable	(61,661)	—
Investment in real estate mortgage loans receivable	(35,234)	(2,081)
Principal payments received on mortgage loans receivable	625	625
Investments in unconsolidated joint ventures	—	(5,676)
Advances and originations under notes receivable	(37,008)	(6,453)
Principal payments received on notes receivable	6,618	2,553
Net cash (used in) provided by investing activities	(110,507)	27,757
FINANCING ACTIVITIES:
Borrowings from revolving line of credit	194,000	92,500
Repayment of revolving line of credit	(153,900)	(48,000)
Proceeds from issuance of senior unsecured notes	75,000	—
Principal payments on senior unsecured notes	(43,160)	(32,160)
Proceeds from common stock issued	38,957	—
Distributions paid to stockholders	(68,202)	(68,051)
Contribution from non-controlling interests	50	9
Distributions paid to non-controlling interests	(1,170)	(271)
Financing costs paid	(1,162)	(35)
Cash paid for taxes in lieu of shares upon vesting of restricted stock and performance-based stock units	(1,355)	(3,573)
Other	(6)	(70)
Net cash provided by (used in) financing activities	39,052	(59,651)
Increase in cash and cash equivalents	1,317	37,687
Cash and cash equivalents, beginning of period	5,161	7,772
Cash and cash equivalents, end of period	$6,478	$45,459

Supplemental disclosure of cash flow information:
Interest paid	$22,391	$20,708
Non-cash investing and financing transactions:
Contribution of financing receivable from non-controlling interest	$14,325	$—
Mortgage loan receivable reserve withheld at origination (See Footnote 2. Real Estate Investments)	$102	$142
Preferred return reserve related to investments in unconsolidated joint ventures (See Footnote 3. Investment in Unconsolidated Joint Ventures)	$—	$2,324
Accretion of interest reserve recorded as mortgage loan receivable	$4,348	$—
Increase in fair value of interest rate swap agreements (See Footnote 6. Debt Obligations)	$9,617	$—
Notes receivable reserve withheld at origination (See Footnote 4. Notes Receivable)	$—	$353

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

We have prepared consolidated financial statements included herein without audit and in the opinion of management have included all adjustments necessary for a fair presentation of the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to rules and regulations governing the presentation of interim financial statements. The accompanying consolidated financial statements include the accounts of our company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2022 and 2021 are not necessarily indicative of the results for a full year.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table summarizes our investments in owned properties at September 30, 2022 (dollar amounts in thousands):

						Average
		Percentage	Number	Number of		Investment
	Gross	of	of	SNF	ALF	per
Type of Property	Investment	Investment	Properties (1)	Beds	Units	Bed/Unit
Assisted Living	$797,426	56.6%	99	—	5,497	$145.07
Skilled Nursing	599,058	42.5%	52	6,348	236	$90.99
Other (2)	11,918	0.9%	1	118	—	—
Total	$1,408,402	100.0%	152	6,466	5,733
(1)	We own properties in 26 states that are leased to 24 different operators.

(2)	Includes three parcels of land held-for-use, and one behavioral health care hospital.

Future minimum base rents receivable under the remaining non-cancelable terms of operating leases excluding the effects of straight-line rent receivable, amortization of lease incentives and renewal options are as follows (in thousands):

Cash
Rent (1)
2022	$31,970
2023	114,037
2024	94,257
2025	85,460
2026	68,784
Thereafter	263,280
(1)	Represents contractual cash rent, except for certain master leases which are based on estimated cash payments. Includes rent from subsequent acquisitions and excludes rent from subsequent dispositions. See Note 12. Subsequent Events for more information.

We monitor the collectability of our receivable balances, including deferred rent receivable balances, on an ongoing basis. We write-off uncollectible operator receivable balances, including straight- line rent receivable and lease incentives balances, as a reduction to rental income in the period such balances are no longer probable of being collected. Therefore, recognition of rental income is limited to the lesser of the amount of cash collected or rental income reflected on a “straight-line” basis for those customer receivable balances deemed uncollectible. We wrote-off straight-line rent receivable and lease incentives balances of $256,000 and $758,000 for the nine months ended September 30, 2022 and 2021, respectively, as a result of lease terminations and transitioning rental revenue recognition to cash basis.

We continue to take into account the current financial condition of our operators, including consideration of the impact of COVID-19, in our estimation of uncollectible accounts and deferred rents receivable at September 30, 2022. We are closely monitoring the collectability of such rents and will adjust future estimations as appropriate as further information becomes known.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table summarizes components of our rental income for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
Rental Income	2022		2021		2022		2021
Base cash rental income	$28,180	(1)	$25,934	(1)	$83,203	(2)	$80,967	(2)
Variable cash rental income	4,160	(3)	3,588	(3)	12,218	(3)	10,655	(3)
Straight-line rent	(436)	(4)	(44)	(4)	(963)	(5)	619	(5)
Adjustment for lease incentives and rental income	(83)	(6)	—		(256)	(7)	(758)	(8)
Amortization of lease incentives	(236)		(158)		(665)		(386)
Total	$31,585		$29,320		$93,537		$91,097
(1)	Increased primarily due to rent received from properties transitioned from the former Senior Care Centers, LLC (“Senior Care”) and Senior Lifestyle Corporation (“Senior Lifestyle”) portfolios and rental income from acquisitions, completed development projects and annual rent escalations.

(2)	Increased primarily due to (1) above. Also relates to a $1,181 lease termination fee received in connection with the sale of a 74-unit ALF.

(3)	The variable rental income for the three and nine months ended September 30, 2022, primarily includes reimbursement of real estate taxes by our lessees of $4,160 and $12,161, respectively. The variable rental income for the three and nine months ended September 30, 2021, only includes reimbursement of real estate taxes by our lessees of $3,588 and $10,655. Increases primarily due to properties transitioned from Senior Care and new acquisitions partially offset by properties sold.

(4)	Decreased primarily due to a deferred rent repayment and normal amortization.

(5)	Decreased primarily due to (4) above. Also relates to the impact of prior year’s 50% reduction of 2021 rent escalations for those leases accounted for on a straight-line basis.

(6)	Represents lease incentive balance write-off related to two properties that were transitioned to another operator in our portfolio.

(7)	Represents a lease incentive balance write-off related to a closed property and subsequent lease termination and (6) above.

(8)	Represents a straight-line rent receivable write-off due to transitioning rental revenue recognition to cash basis for one lease in accordance with Accounting Standard Codification Topic 842, Leases.

Some of our lease agreements provide purchase options allowing the lessees to purchase the properties they currently lease from us. The following table summarizes information about purchase options included in our lease agreements (dollar amounts in thousands):

	Type	Number
	of	of	Gross	Carrying	Option
State	Property	Properties	Investments	Value	Window
California	ALF/MC	2	$38,895	$33,954	2023-2029
Florida	MC	1	15,201	12,614	2029
Florida	SNF	3	76,267	76,267	2025-2027	(1)
Nebraska	ALF	3	7,633	3,008	TBD	(2)
South Carolina	ALF/MC	1	11,680	9,197	2029
Texas	SNF	4	51,816	51,157	2027-2029	(3)
Total			$201,492	$186,197
(1)	During the third quarter of 2022, we entered into a joint venture (“JV”) to purchase three skilled nursing centers. The JV leased the properties under a 10-year master lease. For more information regarding this transaction see Financing Receivable below.

(2)	Subject to the properties achieving certain coverage ratios.

(3)	During the second quarter of 2022, we purchased four skilled nursing centers and leased these properties under a 10-year lease with an existing operator. The lease provides the operator to elect either an earn-out payment or purchase option. If neither option is elected within the timeframe defined in the lease, both elections are terminated. For more information regarding the earn-out see Note 8. Commitments and Contingencies.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, and on March 13, 2020, the United States declared a national emergency with regard to COVID-19. At September 30, 2022, in conjunction with the continued levels of uncertainty related to the adverse effects of COVID-19, we assessed the probability of collecting substantially all of our lease payments through maturity and concluded that we did not have sufficient information available to evaluate the impact of COVID-19 on the collectability of our lease payments. The extent to which COVID-19 could impact our operators and the collectability of our future lease payments will depend on the future developments including the financial impact significance, government support and subsidies and the duration of the pandemic.

In recognition of the pandemic’s ongoing impact affecting our operators, we have agreed to provide assistance in form of rent abatements and rent deferrals and we will continue to provide assistance as needed.

Impairment Charges. During 2022, we made the decision to sell an assisted living community located in Kentucky which decreased the period over which we could recover the carrying value of the community. As a result of our decision to sell, we determined that the property’s carrying value would not be fully recoverable and recorded an impairment loss of $1,286,000. As of September 30, 2022, the community was classified as held-for-sale.

Properties Held -for-Sale: The following summarizes our held-for-sale properties as of September 30, 2020 (dollar amounts in thousands):

	Type	Number	Number
	of	of	of	Gross	Accumulated
State	Property	Properties	Beds/units	Investment	Depreciation
KY	ALF	1	60	$13,015	$2,305

Acquisitions and Improvements: During the nine months ended September 30, 2021 we did not have any acquisitions. The following table summarizes our acquisitions for the nine months ended September 30, 2022 (dollar amounts in thousands):

				Total	Number	Number
		Purchase	Transaction	Acquisition	of	of
Year	Type of Property	Price	Costs	Costs	Properties	Beds/Units
2022	SNF	$51,534	$281	$51,815	4	339

We accounted for the above acquisition as an asset acquisition. The properties are located in Texas and are leased to an affiliate of an existing operator under a 10-year lease with two 5-year renewal options. Additionally, the lease provides the operator to elect either an earn-out payment or purchase option. If neither option is elected within the timeframe defined in the lease, both elections are terminated. The earn-out payment is available, contingent on achieving certain thresholds per the lease, beginning at the end of the second lease year through the end of the fifth lease year. The purchase option is available beginning in the sixth lease year through the end of the seventh lease year. The initial cash yield is 8% for the first year, increasing to 8.25% for the second year, then increases annually by 2.0% to 4.0% based on the change in the Medicare Market Basket Rate. In connection with the transaction, we provided the lessee a 10-year working capital loan for up to $2,000, of which $1,867 has been funded, at 8% for first year, increasing to 8.25% for the second year, then increasing annually with the lease rate.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the nine months ended September 30, 2022 and 2021, we invested the following developments and improvements projects (in thousands):

Type of Property	2022		2021
	Developments	Improvements	Developments	Improvements
Assisted Living Communities	$105	$3,015	$—	$4,560
Skilled Nursing Centers	—	981	—	279
Other	—	559	—	—
Total	$105	$4,555	$—	$4,839

Properties Sold. During the three months ended September 30, 2022 and 2021, we recorded a net (loss)/gain on sale of ($387,000) and $2,702,000, respectively. The following table summarizes property sales during the nine months ended September 30, 2022 and 2021 (dollar amounts in thousands):

		Type	Number	Number
		of	of	of	Sales	Carrying	Net
Year	State	Properties	Properties	Beds/Units	Price	Value	Gain (loss) (1)
2022	California	ALF	2	232	$43,715	$17,832	$25,867
	California	SNF	1	121	13,250	1,846	10,846
	Texas	SNF	1	—	485	697	(434)
	Virginia	ALF	1	74	16,895	15,549	1,344	(2)
	n/a	n/a	—	—	—	—	186	(3)
Total 2022			5	427	$74,345	$35,924	$37,809

2021	Florida	ALF	1	—	$2,000	$2,626	$(858)
	Nebraska	ALF	1	40	900	1,079	(198)
	Washington	SNF	1	123	7,700	4,528	2,562
	Wisconsin	ALF	3	263	35,000	28,295	5,594
	n/a	n/a	—	—	—	—	292	(3)
Total 2021			6	426	$45,600	$36,528	$7,392

(

(1)	Calculation of net gain (loss) includes cost of sales and write-off of straight-line receivable and lease incentives, when applicable.

(2)	In connection with this sale, the former operator paid us a lease termination fee of $1,181 which is not included in the gain on sale.

(3)	We recognized additional gain due to the reassessment adjustment of the holdbacks related to properties sold during 2019 and 2020, under the expected value model per ASC Topic 606, Contracts with Customers (“ASC 606”).

Financing Receivable. As part of our acquisitions, we may from time to time, invest in sale and leaseback transactions. In accordance with ASC Topic 842, Leases (“ACS 842”), we are required to determine whether the sale and leaseback transaction qualifies as a sale. ASC 842 clarifies that an option for the seller-lessee to repurchase a real estate asset would generally preclude accounting for the transfer of the asset as a sale. Therefore, a sale and leaseback transaction of real estate that includes a seller-lessee repurchase option is accounted for as a failed sale and leaseback transaction. As a result, the purchased assets of a failed sale and leaseback transaction would be presented as a Financing receivable on our Consolidated Balance Sheets and the rental revenue from these properties is recorded as Interest income from financing receivable on our Consolidated Statements of Income. Furthermore, upon expiration of the purchase option if the purchase option remains unexercised by the seller-lessee, the purchased assets will be reclassified from Financing receivable to Real property investments on our Consolidated Balance Sheets.

During the third quarter of 2022, we entered into a joint venture and contributed $61,661,000 into

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

the JV that purchased three skilled nursing centers located in Florida for $75,825,000. Our JV partner contributed the remaining $14,325,000 of equity. The JV leased the centers back to an affiliate of the seller under a 10-year master lease, with two five-year renewal options and provided the seller-lessee with a purchase option, exercisable at the beginning of the fourth year through the end of the fifth year. Accordingly, the transaction has been accounted for as a failed sale and leaseback transaction and recorded as a Financing receivable. During this quarter, we recognized $357,000 of Interest income from financing receivable on our Consolidated Statements of Income. Additionally, we recorded $760,000 provision for expected loan losses during the three months ended September 30, 2022.

Mortgage Loans. The following table summarizes our investments in mortgage loans secured by first mortgages at September 30, 2022 (dollar amounts in thousands):

				Type	Percentage	Number of					Investment
			Gross	of	of				SNF	ALF	per
Interest Rate	Maturity	State	Investment	Property	Investment	Loans (1)	Properties (2)		Beds	Units	Bed/Unit
7.5%	2023	MO	$1,886	OTH	0.5%	1	—	(3)	—	—	$ n/a
7.5%	2024	LA	27,347	SNF	7.1%	1	1		189	—	$144.69
7.8%	2025	FL	13,123	ALF	3.4%	1	1		—	68	$192.99
7.3% (4)	2025	NC/SC	52,812	ALF	13.6%	1	13		—	523	$100.98
7.3%	2026	NC	32,373	ALF	8.4%	1	4		—	217	$149.18
7.3%	2026	NC	782	OTH	0.2%	1	—	(5)	—	—	$ n/a
10.4% (6)	2043	MI	184,854	SNF	47.8%	1	15		1,875	—	$98.59
9.5% (6)	2045	MI	39,066	SNF	10.1%	1	4		501	—	$77.98
9.9% (6)	2045	MI	19,750	SNF	5.1%	1	2		205	—	$96.34
10% (6)	2045	MI	14,875	SNF	3.8%	1	1		146	—	$101.88
Total			$386,868		100.0%	10	41		2,916	808	$103.89
(1)	Some loans contain certain guarantees and provide for certain facility fees.

(2)	Our mortgage loans are secured by properties located in six states with five borrowers.

(3)	Represents a mortgage loan secured by a parcel of land for the future development of a 91-bed post-acute SNF.

(4)	Represents the initial rate. This loan has an IRR of 8%.

(5)	Represents a mortgage loan secured by a parcel of land in North Carolina held for future development of a seniors housing community.

(6)	Mortgage loans provide for 2.25% annual increases in the interest rate after a certain time period.

The following table summarizes our mortgage loan activity for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022		2021
Originations and funding under mortgage loans receivable	$35,234	(1)	$2,223
Application of interest reserve	4,348		—
Scheduled principal payments received	(625)		(625)
Mortgage loan premium amortization	(4)		(4)
(Provision) recovery for loan loss reserve	(389)		(16)
Net increase in mortgage loans receivable	$38,564		$1,578
(1)	We originated two senior mortgage loans, secured by four ALFs operated by an existing operator, as well as a land parcel in North Carolina. The communities have a combined total of 217 units, with an average age of less than four years. The land parcel is approximately 7.6 acres adjacent to one of the ALFs and is being held for the future development of a seniors housing community. The mortgage loans have a four-year term, an interest rate of 7.25% and an IRR of 8%.

We apply ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) and the “expected loss” model to estimate our loan losses on our mortgage loans and notes

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

receivable. In determining the expected losses on these receivables, we utilize the probability of default and discounted cash flow methods. Further, we stress-test the results to reflect the impact of unknown adverse future events including recessions.

As of September 30, 2022, the accrued interest receivable of $44,290,000 was not included in the measurement of expected credit losses on the mortgage loan receivable and notes receivable (see Note 4. Notes Receivable). We elected not to measure an allowance for expected credit losses on the related accrued interest receivable using the expected credit loss standard. Rather, we have elected to write-off accrued interest receivable by reversing interest income and/or recognizing credit loss expense as incurred. We review the collectability of the accrued interest receivable quarterly as part of our review of the mortgage loan or notes receivables including the performance of the underlying collateral and net worth of the borrower. For the nine months ended September 30, 2022 and 2021, the Company did not write-off any accrued interest receivable.

3.	Investment in Unconsolidated Joint Ventures

We have preferred equity investments in two joint ventures. We determined that each of these JVs meets the accounting criteria to be considered a variable interest entity (“VIE”). We are not the primary beneficiary of the JVs as we do not have the power to direct the activities that most significantly affect the JVs’ economic performance. However, we do have significant influence over the JVs. Therefore, we have accounted for the JVs using the equity method of accounting. The following table provides information regarding these preferred equity investments (dollar amounts in thousands):

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the three months ended September 30, 2022 and 2021, we recognized $376,000 in income from unconsolidated joint ventures. The following table summarizes our capital contributions, income recognized, and cash interest received related to our investments in unconsolidated joint ventures for the nine months ended September 30, 2022 and 2021 (in thousands):

	Type
	of		Capital	Income	Cash Interest	Application of
Year	Properties		Contribution	Recognized	Earned	Interest Reserve
2022	ALF/MC		$—	$337	$—	$337
	UDP	(1)	—	790	351	439
Total			$—	$1,127	$351	$776

2021	ALF/MC		$—	$337	$—	$300
	UDP	(1)	8,000	704	—	616
Total			$8,000	$1,041	$—	$916
(1)	During 2021, we funded the remaining $8,000 related to a $13,000 preferred equity investment commitment in an entity that will develop and own a 267-unit ILF and ALF in Washington. Additionally, we withheld $2,324 from the $8,000 funding for a total reserve of $3,777 related to this preferred equity investment.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

4.	Notes Receivable

Notes receivable consists of mezzanine loans and other loan arrangements. The following table is a summary of our notes receivable components as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Mezzanine loans (1)	$36,816	$11,815
Other loans	22,198	16,808
Notes receivable credit loss reserve	(590)	(286)
Total	$58,424	$28,337
(1)	During the first quarter of 2022, we originated a $25,000 mezzanine loan for the recapitalization of a five-property seniors housing portfolio. The mezzanine loan has a term of approximately five years, with two one-year extension options and bears interest at 8% with an IRR of 11%. The five communities are located in Oregon and Montana, have a total of 621 units, and include independent living, assisted living and memory care.

The following table summarizes our notes receivable activity for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022		2021
Advances under notes receivable	$37,008	(1)	$6,453
Interest reserve withheld	—		353
Principal payments received under notes receivable	(6,618)		(2,553)
Provision for credit losses	(303)		43
Net increase in notes receivable	$30,087		$4,296
(1)	Includes origination of a $25,000 mezzanine loan for the recapitalization of five assisted living communities located in Oregon and Montana. Additionally includes origination of a working capital loan for a commitment of up to $2,000, of which $1,867 has been funded and $9,761 of funding under a working capital loan to HMG Healthcare, LLC (“HMG”).

5.	Lease Incentives

Our non-contingent lease incentive balances at September 30, 2022 and December 31, 2021 were $2,001,000 and $2,678,000, respectively. The following table summarizes our lease incentives activity for the nine months ended September 30, 2022 and 2021 (in thousands):

			Nine Months Ended September 30,
	2022						2021
	Adjustment		Funding	Amortization	Write-off		Funding	Amortization
Non-contingent lease incentives	$(174)	(1)	$418	$(665)	$(256)	(2)	$650	$(386)
(1)	Primarily relates to the sale of two ALFs in California during the second quarter of 2022.

(2)	Represents the lease incentive balance write-off related to a closed property and subsequent lease termination and lease incentive balance write-off related to 12 assisted living communities transitioned to an existing operator.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

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

Based on our leverage at September 30, 2022, the facility provides for interest annually at LIBOR plus 115 basis points and a facility fee of 20 basis points. At September 30, 2022, we were in compliance with all covenants.

Interest Rate Swap Agreements. In connection with entering into the Term Loans described above, we entered into two receive variable/pay fixed interest rate swap agreements (the “Interest Rate Swaps”) with maturities of November 19, 2025 and November 19, 2026, respectively, that serve to lock-in the forecasted interest payments on the borrowings under the Term Loans over their four and five year terms. The Interest Rate Swaps are considered cash flow hedges and are recorded on our Consolidated Balance Sheets at fair value in prepaid expenses and other assets, with cumulative changes in the fair value of these instruments recognized in Accumulated other comprehensive income (loss) on our Consolidated Balance Sheets. During the three and nine months ended September 30, 2022, we recorded increase in fair value of Interest Rate Swaps of $3,306,000 and $9,617,000, respectively. During the three and nine months ended September 30, 2021, we did not record an adjustment to the fair value of Interest Rate Swaps.

As of September 30, 2022 and December 31, 2021, the terms of the Interest Rate Swaps are as follows (dollar amounts in thousands):

				Notional	Fair Value at
Date Entered	Maturity Date	Swap Rate	Rate Index	Amount	September 30, 2022	December 31, 2021
November 2021	November 19, 2025	2.56%	1-month LIBOR	$50,000	$4,300	$(38)
November 2021	November 19, 2026	2.69%	1-month LIBOR	50,000	5,145	(134)
				$100,000	$9,445	$(172)

Senior Unsecured Notes. We have senior unsecured notes held by institutional investors with interest rates ranging from 3.66% to 5.03%. The senior unsecured notes mature between 2024 and 2033. During the nine months ended September 30, 2022, we sold $75,000,000 aggregate principal amount of 3.66% senior unsecured notes. The notes have an average 10-year life, scheduled principal payments and mature in May 2033.

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

At September 30, 2022, we were in compliance with all applicable financial covenants. These debt obligations also contain additional customary covenants and events of default that are subject to a number of important and significant limitations, qualifications and exceptions.

The following table sets forth information regarding debt obligations by component as of September 30, 2022 and December 31, 2021 (dollar amounts in thousands):

		At September 30, 2022		At December 31, 2021
	Applicable		Available		Available
	Interest	Outstanding	for	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing	Balance	Borrowing
Revolving line of credit	4.21%	$151,000	$249,000	$110,900	$289,100
Term loans, net of debt issue costs	2.63%	99,474	—	99,363	—
Senior unsecured notes, net of debt issue costs	4.25%	543,287	—	512,456	—
Total	4.04%	$793,761	$249,000	$722,719	$289,100
(1)	Represents weighted average of interest rate as of September 30, 2022.

Our borrowings and repayments are as follows (in thousands):

	Nine Months Ended September 30,
	2022		2021
Debt Obligations	Borrowings	Repayments	Borrowings	Repayments
Revolving line of credit	$194,000	$(153,900)	$92,500	$(48,000)
Term loans	—	—	—	—
Senior unsecured notes	75,000	(43,160)	—	(32,160)
Total	$269,000	$(197,060)	$92,500	$(80,160)

7.	Equity

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

As of September 30, 2022, we have the following consolidated VIEs (in thousands):

					Gross
Investment			Property		Consolidated	Non-Controlling
Year	Purpose		Type	State	Assets	Interests
2022	Owned real estate	(1)	SNF	FL	$76,267	$14,325
2018	Owned real estate		ILF	OR	14,650	2,906
2018	Owned real estate and development		ALF/MC	OR	18,452	1,142
2017	Owned real estate and development		ILF/ALF/MC	WI	22,007	2,305
2017	Owned real estate		ALF/MC	SC	11,680	1,241
Total					$143,056	$21,919
(1)	During the third quarter of 2022, we entered into a joint venture and contributed $61,661 into the JV that purchased three skilled nursing centers located in Florida for $75,825. Our JV partner contributed the remaining $14,325 of equity. Additionally, we incurred $161 of costs associated with this transaction. The JV leased the centers back to an affiliate of the seller under a 10-year master lease, with two five-year renewal options and provided the seller-lessee with a purchase option, exercisable at the beginning of the fourth year through the end of the fifth year. See Note 2. Real Estate Investments for more information.

Common Stock. We have separate equity distribution agreements (collectively, “Equity Distribution Agreements”) to offer and sell, from time to time, up to $200,000,000 in aggregate offering price of shares of our common stock. During the nine months ended September 30, 2022, we sold 1,035,000 shares of common stock for $38,957,000 in net proceeds under our Equity Distribution Agreements. In conjunction with the sale of common stock, we paid $694,000 as compensation to our sales agents and incurred $511,000 of costs associated with this agreement which have been recorded in additional paid in capital as a reduction of proceeds received. Accordingly, we have $160,349,000 available under the Equity Distribution Agreements.

During the nine months ended September 30, 2022 and 2021, we acquired 39,463 shares and 87,249 shares, respectively, of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

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

Distributions. We declared and paid the following cash dividends (in thousands):

	Nine Months Ended September 30,
	2022		2021
	Declared	Paid	Declared		Paid
Common Stock (1)	$68,202	$68,202	$68,051	(2)	$68,051	(2)
(1)	Represents $0.19 per share per month for the nine months ended September 30, 2022 and 2021.

(2)	Includes $764 of distributions that were paid as a result of the vesting of performance-based stock units.

In October 2022, we declared a monthly cash dividend of $0.19 per share on our common stock

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

for the months of October, November and December 2022, payable on October 31, November 30, and December 30, 2022, respectively, to stockholders of record on October 21, November 22, and December 22, 2022, respectively.

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

At September 30, 2022, we had 10,000 stock options outstanding and exercisable. During the nine months ended September 30, 2022, 5,000 stock options expired and were cancelled. During the nine months ended September 30, 2022 and 2021, no stock options were granted or exercised.

The following table summarizes our restricted stock activity for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Outstanding, January 1	197,422	180,440
Granted	135,210	110,348
Vested	(103,396)	(93,366)
Outstanding, September 30	229,236	197,422

During the nine months ended September 30, 2022 and 2021, we granted 86,332 and 71,892, respectively, of performance-based stock units. Additionally, no performance-based stock units vested during the nine months ended September 30, 2022 and 108,720 performance-based stock units vested during the nine months ended September 30, 2021.

During the nine months ended September 30, 2022 and 2021, we granted restricted stock and performance-based stock units under the 2021 Plan and 2015 Plan as follows:

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Compensation expense recognized related to the vesting of restricted common stock and performance-based stock units for the nine months ended September 30, 2022 and 2021 were $5,951,000 and $5,785,000, respectively. At September 30, 2022, the remaining compensation expense to be recognized related to the future service period of unvested outstanding restricted common stock and performance-based stock units are as follows (in thousands):

Remaining
Compensation
Vesting Date	Expense
October - December 2022	$2,013
2023	5,603
2024	2,853
2025	309
Total	$10,778

8.	Commitments and Contingencies

At September 30, 2022, we had commitments as follows (in thousands):

				Total
	Investment		2022	Commitment	Remaining
	Commitment		Funding	Funded	Commitment
Real estate properties (Note 2. Real Estate Investments)	$21,038	(1)	$3,054	$4,692	$16,346
Accrued incentives and earn-out liabilities (Note 5. Lease Incentives)	12,000	(2)	—	—	12,000
Mortgage loans (Note 2. Real Estate Investments)	32,507	(3)	2,187	5,928	26,579
Notes receivable (Note 4. Notes Receivable)	27,541		12,008	15,778	11,763
Total	$93,086		$17,249	$26,398	$66,688
(1)	Represents commitments to purchase land and improvements, if applicable, and to develop, re-develop, renovate or expand seniors housing and skilled nursing properties.

(2)	Includes an earn-out payment of up to $3,000 to an operator under a master lease on four skilled nursing centers in Texas which were acquired during the nine months ended September 30, 2022. The master lease provides either an earn-out payment up to $3,000 or a purchase option. The earn-out payment is available, contingent on achieving certain thresholds per the lease, beginning at the end of the second lease year through the end of the fifth lease year. If neither option is elected within the timeframe defined in the lease, both elections are terminated.

(3)	Represents $14,507 of commitments for the expansion, renovation and working capital related to seniors housing and skilled nursing properties securing the mortgage loans and $18,000 of commitments which are contingent upon the borrower achieving certain coverage ratios.

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

We have one operator that represents 10% or more of our combined rental revenue and interest income from mortgage loans. The following table sets forth information regarding our major operator as of September 30, 2022:

	Number of		Number of		Percentage of
			SNF	ALF	Total	Total
Operator	SNF	ALF	Beds	Units	Revenue (1)	Assets (2)
Prestige Healthcare (3)	24	—	2,845	93	19.7%	16.0%
(1)	Includes rental income from owned properties and interest income from mortgage loans as of September 30, 2022.

(2)	Represents the net carrying value of the mortgage loans and properties we own divided by the Total assets on the Consolidated Balance Sheets.

(3)	The majority of the revenue derived from this operator relates to interest income from mortgage loans.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

10.	Earnings per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021		2022		2021
Net income	$13,389	$11,114		$82,386		$43,294
Less income allocated to non-controlling interests	(99)	(92)		(301)		(271)
Less income allocated to participating securities:
Non-forfeitable dividends on participating securities	(131)	(113)		(401)		(346)
Income allocated to participating securities	—	—		(80)		—
Total net income allocated to participating securities	(131)	(113)		(481)		(346)
Net income available to common stockholders	13,159	10,909		81,604		42,677
Effect of dilutive securities:
Participating securities (1)	—	—		—		—
Net income for diluted net income per share	$13,159	$10,909		$81,604		$42,677

Shares for basic net income per share	40,270	39,177		39,658		39,149
Effect of dilutive securities:
Stock options	1	—	(1)	—	(1)	—	(1)
Performance-based stock units	281	—	(2)	281		—	(2)
Participating securities (3)	—	—		—		—
Total effect of dilutive securities	282	—		281		—
Shares for diluted net income per share	40,552	39,177		39,939		39,149

Basic net income per share	$0.33	$0.28		$2.06		$1.09
Diluted net income per share	$0.32	$0.28		$2.04		$1.09
(1)	For the nine months ended September 30, 2022 and the three and nine months ended September 30, 2021, stock options have been excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.

(2)	For the three and nine months ended September 30, 2021, no performance-based stock units would be earned based on TSR targets.

(3)	For the three and nine months ended September 30, 2022, and 2021, the participating securities have been excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.
11.	Fair Value Measurements

In accordance with the accounting guidance regarding the fair value option for financial assets and financial liabilities, entities are permitted to choose to measure certain financial assets and liabilities at fair value, with the change in unrealized gains and losses reported in earnings. We did not elect the fair value option for any of our financial assets and financial liabilities.

As of September 30, 2022, we had two interest rate swaps related to our term loans that were designated as cash flow hedges of interest rate risk with a total notional amount of $100,000,000. See Note 6. Debt Obligations within our consolidated financial statements for further detail on our interest rate swaps. We record cash flow hedges either as an asset or a liability measured at fair value. We estimate the fair value of our interest rate swaps using the assistance of a third-party using inputs that are observable in the market which include forward yield curves and other relevant information. Although we have determined that the majority of the inputs used to value our derivative instruments fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize level 3

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

inputs to evaluate the likelihood of default by us and our counterparties.

The carrying amount of cash and cash equivalents, prepaid expenses and other assets (excluding the interest rate swaps which are marked for fair value each reporting period), accrued interest, accrued expenses and other liabilities approximates fair value because of the short-term maturity of these instruments. We do not invest our cash in auction rate securities. The carrying value and estimated fair value of our financial instruments as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

	At September 30, 2022			At December 31, 2021
	Carrying	Fair		Carrying	Fair
	Value	Value		Value	Value
Financing receivable, net of credit loss reserve	$75,507	$75,507	(1)	$—	$—
Mortgage loans receivable, net of credit loss reserve	383,006	454,185	(2)	344,442	405,162	(2)
Notes receivable, net of credit loss reserve	58,424	62,741	(3)	28,337	28,653	(3)
Revolving line of credit	151,000	151,000	(4)	110,900	110,900	(4)
Term loans, net of debt issue costs	99,474	100,000	(4)	99,363	100,000	(4)
Senior unsecured notes, net of debt issue costs	543,287	496,955	(5)	512,456	540,045	(5)
(1)	Our investment in financing receivable is classified as Level 3. At September 30, 2022, the fair value of our financing receivable approximated its carrying value since the asset was acquired during the third quarter of 2022.

(2)	Our investment in mortgage loans receivable is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash inflows of the mortgage loans receivable at September 30, 2022 and December 31, 2021 was 9.2% and 9.5%, respectively.

(3)	Our investments in notes receivable are classified as Level 3. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash flows of the notes receivable at September 30, 2022 and December 31, 2021, were 6.6% and 5.6%, respectively.

(4)	Our revolving line of credit and term loans bear interest at a variable interest rate. The estimated fair value of our revolving line of credit and term loans approximated their carrying values at September 30, 2022 and December 31, 2021 based upon prevailing market interest rates for similar debt arrangements.

(5)	Our obligation under our senior unsecured notes is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is measured based upon management’s estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities. At September 30, 2022, the discount rate used to value our future cash outflow of our senior unsecured notes was 6.5% for those maturing before year 2030 and 7.0% for those maturing at or beyond year 2030. At December 31, 2021, the discount rate used to value our future cash outflow of our senior unsecured notes was 3.00% for those maturing before year 2030 and 3.25% for those maturing at or beyond year 2030.

12.	Subsequent Events

Subsequent to September 30, 2022 the following events occurred:

Rental Income: We received $300,000 repayment of Anthem’s temporary rent reduction. Also, we provided $240,000 of abated rent in October 2022, and agreed to provide rent abatements of up to $215,000 for each of November and December 2022 to an operator pursuant to a master lease covering two assisted living communities.

Equity: We declared a monthly cash dividend of $0.19 per share on our common stock for the months of October, November and December 2022, payable on October 31, November 30, and

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

December 30, 2022, respectively to stockholders of record on October 21, November 22, and December 22, 2022, respectively.

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

The following graph summarizes our gross investments as of September 30, 2022:

Our primary seniors housing and health care property classifications include skilled nursing centers (“SNF”), assisted living communities (“ALF”), independent living communities (“ILF”), memory care communities (“MC”) and combinations thereof. We conduct and manage our business as one operating segment, rather than multiple operating segments, for internal reporting and internal decision-making purposes. For purposes of this quarterly report and other presentations, we generally include ALF, ILF, MC, and combinations thereof in the ALF classification. As of September 30, 2022, seniors housing and health care properties comprised approximately 98.6% of our gross investment portfolio. We have been operating since August 1992.

Substantially all of our revenues and sources of cash flows from operations are derived from operating lease rentals, interest earned on financing receivable, interest earned on outstanding loans receivable and income from investments in unconsolidated joint ventures. Income from our investments in owned properties and mortgage loans represent our primary source of liquidity to fund distributions and are dependent upon the performance of the operators on their lease and loan obligations and the rates earned thereon. To the extent that the operators experience operating difficulties and are unable to generate sufficient cash to make payments to us, there could be a material adverse impact on our consolidated results of operations, liquidity and/or financial condition. To mitigate this risk, we monitor our investments through a variety of methods determined by property type and operator. Our monitoring process includes periodic review of financial statements for each facility, periodic review of operator credit, scheduled property inspections and review of covenant compliance.

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

The operations and occupancy levels at our properties have been adversely affected by COVID-19 and could be further adversely affected by COVID-19 or another pandemic especially if there are infections on a large scale at our properties. The impact of COVID-19 has included, and another pandemic could include, early resident move-outs, our operators delaying accepting new residents due to quarantines, potential occupants postponing moves to our operators’ facilities, and/or hospitals cancelling or significantly reducing elective surgeries thereby there were fewer people in need of skilled nursing care. Additionally, as our operators have responded to the pandemic, operating costs have begun to rise. A decrease in occupancy, ability to collect rents from residents and/or increase in operating costs could have a material adverse effect on the ability of our operators to meet their financial and other contractual obligations to us, including the payment of rent. In recognition of the ongoing pandemic impact affecting our operators, we have agreed to provide assistance in form of rent abatements and rent deferrals and will continue to provide assistance as needed.

During the nine months ended September 30, 2021, we proactively provided additional financial support to the majority of our operators by reducing 2021 rent and interest escalations by 50%. The rent and interest escalation reduction were given in the form of a rent and interest credit in recognition of operators’ increased costs due to COVID-19. During nine months ended September 30, 2021, we recognized a Generally Accepted Accounting Principles (“GAAP”) revenue decrease of $0.5 million and a cash revenue decrease of $1.3 million related to the 50% escalation reduction.

Real Estate Portfolio Overview

The following tables summarize our real estate investment portfolio by owned properties and mortgage loans and by property type, as of September 30, 2022 (dollar amounts in thousands):

						Nine Months Ended
						September 30, 2022
		Number of			Percentage			Percentage
	Number of	SNF	ALF	Gross	of	Rental		of Total
Owned Properties	Properties (1)	Beds	Units	Investments	Investments	Revenue		Revenues
Assisted Living	99	—	5,497	$797,426	40.9%	$38,651		34.1%
Skilled Nursing	52	6,348	236	599,058	30.7%	39,246		34.6%
Other (2)	1	118	—	11,918	0.6%	734		0.6%
Total Owned Properties	152	6,466	5,733	1,408,402	72.2%	78,631	(4)	69.3%

		Number of			Percentage	Interest Income		Percentage
	Number of	SNF	ALF	Gross	of	from Mortgage		of Total
Mortgage Loans	Properties (1)	Beds	Units	Investments	Investments	Loans		Revenues
Assisted Living	18	—	808	98,308	5.1%	4,732		4.2%
Skilled Nursing	23	2,916	—	285,892	14.7%	25,253		22.3%
Other (3)	—	—	—	2,668	0.1%	127		0.1%
Total Mortgage Loans	41	2,916	808	386,868	19.9%	30,112		26.6%

		Number of			Percentage	Interest Income		Percentage
	Number of	SNF	ALF	Gross	of	from Financing		of Total
Financing Receivable	Properties (1)	Beds	Units	Investments	Investments	Receivable		Revenues
Skilled Nursing	3	299	—	76,267	3.9%	357		0.3%
Total Notes Receivable	3	299	—	76,267	3.9%	357		0.3%

		Number of			Percentage	Interest		Percentage
	Number of	SNF	ALF	Gross	of	and other		of Total
Notes Receivable	Properties (1)	Beds	Units	Investments	Investments	Income		Revenues
Assisted Living (5)	7	—	961	43,478	2.2%	2,607		2.3%
Skilled Nursing (6)	—	—	—	15,536	0.8%	542		0.5%
Total Notes Receivable	7	—	961	59,014	3.0%	3,149		2.8%

		Number of			Percentage	Income from		Percentage
	Number of	SNF	ALF	Gross	of	Unconsolidated		of Total
Unconsolidated Joint Ventures	Properties (1)	Beds	Units	Investments	Investments	Joint Ventures		Revenues
Assisted Living (7)	1	—	95	6,340	0.3%	337		0.3%
Under Development (8)	—	—	—	13,000	0.7%	790		0.7%
Total Unconsolidated Joint Ventures	1	—	95	19,340	1.0%	1,127		1.0%

Total Portfolio	204	9,681	7,597	$1,949,891	100.0%	$113,376		100.0%

	Number	Number of			Percentage
	of	SNF	ALF	Gross	of
Summary of Properties by Type	Properties (1)	Beds	Units	Investments	Investments
Skilled Nursing	78	9,563	236	$976,753	50.1%
Assisted Living	125	—	7,361	945,552	48.5%
Under Development	—	—	—	13,000	0.7%
Other (2) (3)	1	118	—	14,586	0.7%
Total Portfolio	204	9,681	7,597	$1,949,891	100.0%
(1)	We have investments in owned properties, mortgage loans, notes receivable and unconsolidated joint ventures in 29 states to 32 operators.

(2)	Includes three parcels of land held-for-use and one behavioral health care hospital.

(3)	Includes one parcel of land in Missouri securing a first mortgage held for future development of a post-acute skilled nursing center and one parcel of land in North Carolina securing a first mortgage held for future development of a seniors housing community.

(4)	Excludes variable rental income from lessee reimbursement of $12,161 and sold properties of $2,745.

(5)	Includes a mezzanine loan on a 204-unit combination ILF, ALF, and MC in Georgia, a mezzanine loan on a 136-unit ILF in Oregon, a mezzanine loan on five combination ILF, ALF and MC in Oregon and Montana, and seven working capital loans with interest rates between 5% and 8% and maturities between 2023 and 2031.

(6)	Includes three working capital loans with interest rates between 4% and 8% and maturities between 2024 and 2032.

(7)	Includes a preferred equity investment in an entity that developed and owns a 95-unit ALF and MC in Washington. Our investment represents 15.5% of the total investment. The preferred equity investment earns an initial cash rate of 7% increasing to 9% in year four until the internal rate of return (“IRR”) is 8%. After achieving an 8% IRR, the cash rate drops to 8% with an IRR ranging between 12% to 14% depending on the timing of redemption.

(8)	Represents a preferred equity investment in an entity that will develop and own a 267-unit ILF/ALF in Washington. Our investment represents 11.6% of the estimated total investment. The preferred equity investment earns an initial cash rate of 8% with an IRR of 12%.

As of September 30, 2022, we had $1.5 billion in net carrying value of investments, consisting of $1.0 billion or 65.7% invested in owned and leased properties, $0.1 million or 4.8% invested in financing receivable, and $0.4 billion or 24.5% invested in mortgage loans secured by first mortgages. Our investments in mortgage loans mature between 2023 and 2045 and contain interest rates between 7.3% and 10.4%.

For the nine months ended September 30, 2022, rental income represented 73.5% of total revenues, interest income from financing receivable represented 0.2% of total revenues, interest income from mortgage loans represented 23.7% of total revenues and interest and other income represented 2.6% of total revenues. In most instances, our lease structure contains fixed annual rental escalations and/or annual rental escalations that are contingent upon changes in the Consumer Price Index. Certain leases have annual rental escalations that are contingent upon changes in the gross operating revenues of the property. This revenue is not recognized until the appropriate contingencies have been resolved.

For the nine months ended September 30, 2022, we recorded $1.0 million in straight-line rental adjustment and amortization of lease incentive cost of $0.9 million. Also, during the nine months ended September 30,2022, we wrote-off a $0.2 million lease incentive balance related to a property closure and subsequent lease termination. During the nine months ended September 30, 2022, we received $95.4 million of cash rental income, which includes $12.2 million of operator reimbursements for real estate taxes. At September 30, 2022, the straight-line rent receivable balance on the consolidated balance sheet was $22.3 million.

For the nine months ended September 30, 2022, we recorded $30.1 million in Interest income from mortgage loans which includes $21.8 million of interest received in cash, $4.3 million of income from interest reserves and $4.0 million in mortgage loans effective interest. At September 30, 2022, the mortgage loans effective interest receivable which is included in the Interest receivable line item in our Consolidated Balance Sheets was $42.9 million.

Update on Certain Operators and Former Operators

Anthem Memory Care

Anthem Memory Care (“Anthem”) operates 11 memory care communities under a master lease and was placed in default in 2017 resulting from Anthem’s partial payment of its minimum rent. However, we did not enforce our rights and remedies pertaining to the event of default, under the stipulation that Anthem achieves sufficient performance and pays agreed upon rent. Anthem increased their rent payment every year between 2017 and 2021. Anthem paid us annual cash rent of $10.8 million in 2021 and $9.9 million in 2020.  During the second and third quarter of 2022, we agreed to certain temporary rent reduction. Our agreed upon rent for 2022 is $10.8 million of which $6.6 million was paid through the end of September 2022.  In October 2022, to date, we have received an additional $1.2 million of rent which represents $0.9 million of agreed upon October 2022 rent and $0.3 million of repayment towards the temporary rent reduction. We still expect to receive the total of $10.8 million by year end conditioned upon Anthem receiving additional money from the Employee Retention Tax Credit stimulus fund and from improving operating results. We receive regular financial performance updates from Anthem and continue to monitor their performance obligations under the master lease agreement.

Brookdale Senior Living Communities, Inc

Brookdale Senior Living Communities, Inc’s (“Brookdale”) master lease was amended in the first quarter of 2021 to extend the term by one year through December 31, 2022. The renewal options under the amended master lease remained the same during the first quarter of 2022 and provided three renewal options consisting of a three-year renewal option, a five-year renewal option and a 10-year renewal option. The notice period for the first renewal option was January 1, 2022 to April 30, 2022. During the second quarter of 2022, Brookdale’s master lease was again amended to extend the maturity to December 31, 2023. The renewal options under the new amended master lease remained unchanged except the term of the first renewal option was reduced from three years to two. Also, the notice period for the first renewal option was changed to November 1, 2022 through February 28, 2023. During 2020, we extended to Brookdale a $4.0 million capital commitment which was fully funded during 2021, and a $2.0 million capital commitment which is available between January 1, 2022 through December 31, 2022. Under the new amendment, the $2.0 million capital commitment was increased to $4.0 million and the maturity was extended to February 28, 2023. The yield on these capital commitments is 7% with a reduced rate for qualified ESG projects. During the nine months ended September 30, 2022, we funded $1.5 million under the $4.0 million capital commitment. Accordingly, we have a remaining commitment of $2.5 million under this commitment. Brookdale is current on rent payments through October 2022.

Other Operators

During 2020, we consolidated our two master leases with an operator into one combined master lease and agreed to abate $0.7 million of rent and allow the operator to defer rent as needed through March 31, 2021. The combined master lease covering 12 assisted living communities with a total of 625 units, was amended during 2021 and 2022 to extend the rent deferral period through April 30, 2022. The operator deferred rent of $2.1 million during the nine months ended September 30, 2022. During the third quarter of 2022, we terminated the master lease and transitioned the communities to an existing operator. In connection with the lease termination, we abated rent for June 2022 and have forgiven the former operator’s $7.1 million outstanding unaccrued deferred rent balance. Additionally, we paid the former operator a $0.5 million lease termination fee in exchange for cooperation and assistance in facilitating an orderly transition.

The transition of the communities was pursuant to a new two-year master lease with zero rent for the first four months. Thereafter, cash rent will be based on mutually agreed upon fair market rent. In connection with the new lease, we paid the new operator a $0.4 million lease incentive payment which will be amortized as a yield adjustment to rental income over the two-year lease term.

Additionally, we agreed to defer $0.2 million of the $0.4 million monthly contractual rent for August and September of 2022 from a lessee that operates eight assisted living communities under a master lease. The operator requested rent assistance due to protracted lease-up of their portfolio during COVID. We anticipate they will be able to repay the total $0.3 million of deferred rent in 2023, upon receipt of additional stimulus funds from the Employee Retention Credit program. This operator paid its full October 2022 rent.

Also, we provided $0.7 million of abated rent during the third quarter of 2022 to an operator pursuant to a master lease covering two assisted living communities. We are evaluating options for these communities.

Senior Lifestyle Corporation- Former Operator

During 2020, an affiliate of Senior Lifestyle (“Senior Lifestyle”) failed to pay its contractual obligations under its master lease. As a result, we applied their letter of credit and deposits to past due rent and to their outstanding notes receivable. Senior Lifestyle has not paid rent or its other obligations under the master lease since 2021. During 2021, we transitioned 18 assisted living communities previously leased to Senior Lifestyle to six operators. These communities are located in Illinois, Ohio, Wisconsin, Colorado, Pennsylvania and Nebraska. Also, during 2021, we sold three Wisconsin communities and a closed community in Nebraska previously leased to Senior Lifestyle for a combined total of $35.9 million. We received total proceeds of $34.8 million and recorded a net gain on sale of $5.4 million. During 2022, an assisted living community located in Colorado, which transitioned from Senior Lifestyle to a new operator during the first quarter of 2021, was closed and the lease was terminated. We have engaged a broker and intend to sell this assisted living community. Additionally, during 2022, we transitioned the remaining community located in New Jersey under the Senior Lifestyle master lease to an existing operator. Accordingly, as of September 30, 2022, Senior Lifestyle does not operate any properties in our portfolio.

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

2022 Activities Overview

The following tables summarize our transactions during the nine months ended September 30, 2022 (dollar amounts in thousands):

Investment in Owned Properties

	Number	Type	Number	Initial		Total	Total
	of	of	of	Cash	Purchase	Transaction	Acquisition
State	Properties	Properties	Beds/Units	Yield	Price	Costs	Costs
Texas (1)	4	SNF	339	8.0%	$51,534	$281	$51,815
(1)	The properties are leased to an affiliate of an existing operator under a 10-year lease with two 5-year renewal options. Additionally, the lease provides the operator to elect for either an earn-out payment or purchase option. If neither option is elected within the timeframe defined in the lease, both elections are terminated. The earn-out payment is available, contingent on achieving certain thresholds per the lease, beginning at the end of the second lease year through the end of the fifth lease year. The purchase option is available beginning in the sixth lease year through the end of the seventh lease year. The initial cash yield is 8% for the first year, increasing to 8.25% for the second year, then increases annually by 2.0% to 4.0% based on the change in the Medicare Market Basket Rate. In connection with the transition, we provided the lease a 10-year working capital loan for up to $2,000 of which $1,867 has been funded at 8% for the first year, increasing to 8.25% for the second year, the increasing annually with the lease rate.

Investment in Improvement projects

	Developments	Improvements
Assisted Living Communities	$105	$3,015
Skilled Nursing Centers	—	981
Other	—	559
Total	$105	$4,555

Properties Sold

	Type	Number	Number
	of	of	of	Sales	Carrying	Net
State	Properties	Properties	Beds/Units	Price	Value	Gain (loss) (1)
California	ALF	2	232	$43,715	$17,832	$25,867
California	SNF	1	121	13,250	1,846	10,846
Texas	SNF	1	—	485	697	(434)
Virginia	ALF	1	74	16,895	15,549	1,344	(2)
n/a	n/a	—	—	—	—	186	(3)
		5	427	$74,345	$35,924	$37,809
(1)	Calculation of net gain includes cost of sales.

(2)	In connection with this sale, the former operator paid us a lease termination fee of $1,181 which is not included in the gain on sale.

(3)	We recognized additional gain due to the reassessment adjustment of the holdbacks related to properties sold during 2019 and 2020, under the expected value model per Accounting Standard Codification (“ASC”) Topic 606, Contracts with Customers (“ASC 606”).

Financing Receivable.

During the third quarter of 2022, we entered into a joint venture and contributed $61.7 million into the JV that purchased three skilled nursing centers located in Florida for $75.8 million. The JV leased the centers back to an affiliate of the seller under a 10-year master lease, with two five-year renewal options and provided the seller-lessee with a purchase option, exercisable at the beginning of the fourth year through the end of the fifth year. In accordance with ASC 842, the purchased assets are required to be presented as Financing receivable on our Consolidated Balance Sheets. Furthermore, the revenue from this transaction is recorded as Interest Income from financing receivable on our Consolidated Statements of Income. See Note 2. Real Estate Investments for more information on the accounting guidance for

Financing receivable. During the third quarter of 2022, we recognized $0.4 million of Interest income from financing receivable on our Consolidated Statements of Income.

Investment in Mortgage Loans

Originations and funding under mortgage loans receivable	$35,234	(1)
Application of interest reserve	4,348
Scheduled principal payments received	(625)
Mortgage loan premium amortization	(4)
Provision for loan loss reserve	(389)
Net increase in mortgage loans receivable	$38,564
(1)	We originated two senior mortgage loans, secured by four ALFs operated by an existing operator, as well as a land parcel in North Carolina. The communities have a combined total of 217 units, with an average age of less than four years. The land parcel is approximately 7.6 acres adjacent to one of the ALFs and is being held for the future development of a seniors housing community. The mortgage loans have a four-year term, an interest rate of 7.25% and an IRR of 8%.

Preferred Equity Investment in Unconsolidated Joint Ventures

	Type	Total	Contractual	Number			Cash	Application
	of	Preferred	Cash	of	Carrying	Income	Interest	of Interest
State	Properties	Return	Portion	Beds/ Units	Value	Recognized	Received	Reserve
Washington (1)	ALF/MC	12%	7%	95	$6,340	$337	$—	$337
Washington (2)	UDP	12%	8%	—	13,000	790	351	439
				95	$19,340	$1,127	$351	$776
(1)	Represents a preferred equity in an entity that developed and owns a 95-unit ALF and MC in Washington. Our investment represents 15.5% of the total investment. The preferred equity investment earns an initial cash rate of 7% increasing to 9% in year four until the internal rate of return (“IRR”) is 8%. After achieving an 8% IRR, the cash rate drops to 8% until achieving an IRR ranging between 12% to 14%, depending upon timing of redemption. During the fourth quarter of 2021, the entity completed the development project and received its certificate of occupancy. We have the option to require the JV partner to purchase our preferred equity interest at any time between August 17, 2031 and December 31, 2036.

(2)	Represents a preferred equity in an entity that will develop and own a 267-unit ILF and ALF in Washington. Our investment represents 11.6% of the estimated total investment. The preferred equity investment earns an initial cash rate of 8% with an IRR of 12%. The JV partner has the option to buy out our investment at any time after August 31, 2023 at the IRR rate. Also, we have the option to require the JV partner to purchase our preferred equity interest at any time between August 31, 2027 and, upon project completion and leasing the property, prior to the end of the first renewal term of the lease.

Notes Receivable

Advances under notes receivable	$37,008	(1)
Principal payments received under notes receivable	(6,618)
Provision for credit losses	(303)
Net increase in notes receivable	$30,087
(1)	Includes the origination of a $25,000 mezzanine loan for the recapitalization of five assisted living communities located in Oregon and Montana with a total of 621 units. The mezzanine loan has a term of approximately five years with two one-year extension options. It bears interest at 8% with IRR of 11%. Also includes origination of a working capital loan for a commitment of up to $2,000, of which $1,867 has been funded and $9,761 of funding under a working capital loan to HMG.

Health Care Regulatory Climate

The Centers for Medicare & Medicaid Services (“CMS”) annually updates Medicare skilled nursing facility (“SNF”) prospective payment system rates and other policies. On July 30, 2019, CMS issued its final fiscal year 2020 Medicare skilled nursing facility update. Under the final rule, CMS projected aggregate payments to SNFs would increase by $851 million, or 2.4%, for fiscal year 2020 compared with fiscal year 2019. The final rule also addressed implementation of the Patient-Driven Payment Model case mix classification system that became effective on October 1, 2019, changes to the group therapy definition in the skilled nursing facility setting, and various SNF Value-Based Purchasing and quality reporting program policies. On April 10, 2020, CMS issued a proposed rule to update SNF rates and policies for fiscal year 2021, which started October 1, 2020, and issued the final rule on July 31, 2020. CMS estimated that payments to SNFs would increase by $750 million, or 2.2%, for fiscal year 2021 compared to fiscal year 2020. CMS also adopted revised geographic delineations to identify a provider’s status as an urban or rural facility and to calculate the wage index, applying a 5% cap on any decreases in a provider’s wage index from fiscal year 2020 to fiscal year 2021. Finally, CMS also finalized updates to the SNF value-based purchasing program to reflect previously finalized policies, updated the 30-day phase one review and correction deadline for the baseline period quality measure quarterly report, and announced performance periods and performance standards for the fiscal year 2023 program year. On April 8, 2021, CMS issued a proposed rule to update SNF rates and policies for fiscal year 2022, which started October 1, 2021, and issued the final rule on July 29, 2021. CMS estimated that the aggregate impact of the payment policies in the final rule would result in an increase of approximately $410 million in Medicare Part A payments to SNFs in fiscal year 2022. The final rule also includes several policies that update the SNF Quality Reporting Program and the SNF Value-Based Program for fiscal year 2022. On April 11, 2022, CMS issued a proposed rule to update SNF rates and policies for fiscal year 2023. CMS estimated that the aggregate impact of the payment policies in the proposed rule would result in a decrease of approximately $320 million in Medicare Part A payments to SNFs in fiscal year 2023 compared to fiscal year 2022. CMS also sought input on the effects of direct care staffing requirements to improve long-term care requirements for participation and promote thoughtful, informed staffing plans and decisions within facilities to meet residents’ needs, including maintaining or improving resident function and quality of life. Specifically, CMS sought input on establishing minimum staffing requirements for long-term care facilities. On June 29, 2022, CMS issued updates to guidance on minimum health and safety standards that long-term care facilities must meet to participate in Medicare and Medicaid, and updated and developed new guidance in the State Operations Manual to address issues that significantly affect residents of long-term care facilities. On July 29, 2022, CMS issued a final rule to update SNF rates and policies for fiscal year 2023. CMS estimated that the aggregate impact of the payment policies in the final rule would result in an increase of 2.7%, or approximately $904 million, in Medicare Part A payments to SNFs in fiscal year 2023 compared to fiscal year 2022. CMS also finalized a permanent 5% cap on annual wage index decreases to smooth year-to-year changes in providers’ wage index payments. In addition, CMS indicated that it would continue to review the comments it received in response to its request for information on establishing minimum staffing requirements for long-term care facilities, and that it intends to issue proposed rules on a minimum staffing level measure within one year.

There can be no assurance that these rules or future regulations modifying Medicare skilled nursing facility payment rates or other requirements for Medicare and/or Medicaid participation will not have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us.

Since the announcement of the COVID-19 pandemic and beginning as of March 13, 2020, CMS has issued numerous temporary regulatory waivers and new rules to assist health care providers, including SNFs, respond to the COVID-19 pandemic. These include waiving the SNF 3-day qualifying inpatient hospital stay requirement, flexibility in calculating a new Medicare benefit period, waiving timing for completing functional assessments, waiving requirements for health care professional licensure, survey and certification, provider enrollment, and reimbursement for services performed by telehealth, among many others. CMS also announced a temporary expansion of its Accelerated and Advance Payment Program to allow SNFs and certain other Medicare providers to request accelerated or advance payments in an amount up to 100% of the Medicare Part A payments they received from October–December 2019; this expansion was suspended April 26, 2020 in light of other CARES Act funding relief. The Continuing Appropriations Acts, 2021 and Other Extensions Act, enacted on October 1, 2020, amended the repayment terms for all providers and suppliers that requested and received accelerated and advance payments during the COVID-19 public health emergency. Specifically, Congress gave providers and suppliers that received Medicare accelerated and advance payment(s) one year from when the first loan payment was made to begin making repayments. In addition, CMS enhanced requirements for nursing facilities to report COVID-19 infections to local, state and federal authorities. On October 13, 2022, HHS Secretary Becerra announced that he had renewed, effective October 13, 2022, the declared public health emergency for an additional 90-day period.

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

On April 14, 2021, President Biden signed an Act to Prevent Across-the-Board Direct Spending Cuts, and for Other Purposes (H.R. 1868), which extended the sequestration suspension period to December 31, 2021. On June 11, 2021, HHS issued revised reporting requirements for recipients of Provider Relief Fund payments. The announcement included expanding the amount of time providers would have to report information, aimed to reduce burdens on smaller providers, and extended key deadlines for expending Provider Relief Fund payments for recipients who received payments after June 30, 2020. The revised reporting requirements are applicable to providers who received one or more payments exceeding, in the aggregate, $10,000 during a single Payment Received Period from the PRF General Distributions, Targeted Distributions, and/or Skilled Nursing Facility and Nursing Home Infection Control Distributions. On July 1, 2021, HHS, through the Health Resources and Services Administration (“HRSA”), notified recipients of Provider Relief Fund payments by e-mail that the Provider Relief Fund Reporting Portal was open for recipients who were required to report on the use of funds in Reporting Period 1, as described by HHS’s June 11, 2021 update to the reporting requirements. On September 10, 2021, HHS announced a final 60-day grace period of the September 30, 2021 reporting deadline for Provider Relief Funds exceeding $10,000 in aggregate payments received from April 10, 2020 to June 30, 2020. Although the September 30, 2021 reporting deadline remained in place, HHS explained that recoupment or other enforcement actions would not be initiated during the 60-day grace period, which began on October 1, 2021 and ended on November 30, 2021. Reporting Period 2, for providers who received one or more payments exceeding $10,000, in the aggregate, from July 1, 2020 to December 31, 2020, was from January 1, 2022 to March 31, 2022. Reporting Period 3, for providers who received one or more payments exceeding $10,000, in the aggregate, from January 1, 2021 to June 30, 2021, was from July 1, 2022 to September 30, 2022. Reporting Period 4, for providers who received one or more payments exceeding $10,000, in the aggregate, from July 1, 2021 to December 31, 2021, opens on January 1, 2023.

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

The following table reflects our recent historical trends of concentration risk (gross investment, in thousands):

	9/30/22	6/30/22	3/31/22	12/31/21	9/30/21
Asset mix:
Real property	$1,408,402	$1,409,937	$1,409,625	$1,408,557	$1,407,098
Financing receivable	76,267	—	—	—	—
Loans receivable	386,868	383,647	350,037	347,915	261,437
Notes receivable	59,014	58,794	62,127	28,623	18,864
Unconsolidated joint ventures	19,340	19,340	19,340	19,340	19,340
Real estate investment mix:
Assisted living communities	$945,552	$942,581	$956,642	$929,113	$868,081
Skilled nursing centers	976,753	901,911	858,150	849,182	812,518
Under development	13,000	13,000	13,000	13,000	13,000
Other (1)	14,586	14,226	13,337	13,140	13,140
Operator mix:
Prestige Healthcare (1)	$271,851	$271,853	$272,326	$272,453	$272,789
ALG Senior	189,533	110,075	76,715	74,888	26,881
HMG Healthcare	174,107	175,532	180,662	171,920	23,705
Anthem Memory Care	139,176	139,176	139,176	139,176	139,176
Brookdale Senior Living	104,461	103,831	103,136	102,921	102,261
Remaining operators	1,070,763	1,071,251	1,069,114	1,043,077	1,141,927
Geographic mix:
Texas	$325,380	$326,983	$274,803	$274,626	$274,204
Michigan	280,932	280,934	281,407	281,512	282,022
Florida (2)	158,175	81,525	80,815	80,540	68,634
Wisconsin	114,838	114,729	114,729	114,538	114,288
Colorado	104,760	104,651	104,514	104,514	104,445
Remaining states (2)	965,806	962,896	984,861	948,705	863,146
(1)	Includes three parcels of land located adjacent to properties securing the Prestige Healthcare mortgage loan and are managed by Prestige.

(2)	During the three months ended September 30, 2022, as a result of recent transactions, North Carolina is no longer a top five state under our geographic mix and is replaced by Florida. Accordingly, our “Florida” properties were reclassified from “Remaining states” and our “North Carolina” properties were reclassified back to “Remaining States” for all periods presented.

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

Balance Sheet Metrics

	Year to Date		Quarter Ended
	9/30/22		9/30/22			6/30/22			3/31/22			12/31/21			9/30/21
Debt to gross asset value	38.9%		38.9%		(1)	37.6%		(3)	39.6%		(1)	38.4%		(1)	36.3%
Debt to market capitalization ratio	34.4%		34.4%		(2)	32.2%		(4)	33.4%		(5)	35.0%		(2)	34.7%
Interest coverage ratio (6)	4.3	x	4.2	x		4.3	x		4.4	x		4.3	x		4.3	x
Fixed charge coverage ratio (6)	4.3	x	4.2	x		4.3	x		4.4	x		4.3	x		4.3	x
(1)	Increased due to increase in outstanding debt partially offset by increase in gross asset value.

(2)	Increased due to decrease in market capitalization and increase in outstanding debt primarily related to investments.

(3)	Decreased due to decrease in outstanding debt and increase in gross asset value.

(4)	Decreased due to decrease in outstanding debt and increase in market capitalization.

(5)	Decreased due to increase in market capitalization partially offset by increase in outstanding debt.

(6)	In calculating our interest coverage and fixed charge coverage ratios above, we use EBITDAre, which is a financial measure not derived in accordance with GAAP (non-GAAP financial measure). EBITDAre is not an alternative to net income, operating income or cash flows from operating activities as calculated and presented in accordance with GAAP. You should not rely on EBITDAre as a substitute for any such GAAP financial measures or consider it in isolation, for the purpose of analyzing our financial performance, financial position or cash flows. Net income is the most directly comparable GAAP measure to EBITDAre.

	Year to Date		Quarter Ended
	9/30/22		9/30/22		6/30/22		3/31/22		12/31/21		9/30/21
Net income	$82,386		$13,389		$54,490		$14,507		$12,930		$11,114
Less/Add: (Gain)/loss on sale	(37,809)		387		(38,094)		(102)		(70)		(2,702)
Add: Impairment loss	1,286		1,286		—		—		—		—
Add: Interest expense	22,607		7,941		7,523		7,143		6,933		6,610
Add: Depreciation and amortization	28,202		9,385		9,379		9,438		9,449		9,462
EBITDAre	$96,672		$32,388		$33,298		$30,986		$29,242		$24,484
Add (less): Non-recurring one-time items	824	(1) (2) (3)	1,260	(1)	(859)	(2)	423	(3)	869	(4)	3,895	(5)
Adjusted EBITDAre	$97,496		$33,648		$32,439		$31,409		$30,111		$28,379

Interest expense	$22,607		$7,941		$7,523		$7,143		$6,933		$6,610
Interest incurred	$22,607		$7,941		$7,523		$7,143		$6,933		$6,610

Interest coverage ratio	4.3	x	4.2	x	4.3	x	4.4	x	4.3	x	4.3	x

Interest incurred	$22,607		$7,941		$7,523		$7,143		$6,933		$6,610
Total fixed charges	$22,607		$7,941		$7,523		$7,143		$6,933		$6,610

Fixed charge coverage ratio	4.3	x	4.2	x	4.3	x	4.4	x	4.3	x	4.3	x
(1)	Represents$500 lease termination fee paid to a former operator in exchange for cooperation in facilitating an orderly transition and $760 provision for credit losses related to the origination of financing receivable during the third quarter of 2022.

(2)	Represents the $1,181 lease termination fee received in connection with the sale of a 74-unit assisted living community partially offset by the $322 provision for credit losses related to the origination of two mortgage loans during the second quarter of 2022.

(3)	Represents the provision for credit losses related to the origination of a $25,000 mezzanine loan and a lease incentive balance write-off related to a closed property and subsequent lease termination.

(4)	Represents the provision for credit losses related to the origination of $86,900 of mortgage loans.

(5)	Represents a settlement payment to Senior Care (See our Annual Report on Form 10-K).

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

Operating Results (unaudited, in thousands)

	Three Months Ended
	September 30,
	2022		2021		Difference
Revenues:
Rental income	$31,585		$29,320		$2,265	(1)
Interest income from financing receivable	357		—		357	(2)
Interest income from mortgage loans	10,379		7,924		2,455	(3)
Interest and other income	1,182		228		954	(4)
Total revenues	43,503		37,472		6,031

Expenses:
Interest expense	7,941		6,610		(1,331)	(5)
Depreciation and amortization	9,385		9,462		77
Impairment loss from real estate investments	1,286		—		(1,286)	(6)
Provision for credit losses	795		68		(727)	(7)
Transaction costs	629		4,046		3,417	(8)
Property tax expense	4,179		3,932		(247)
General and administrative expenses	5,888		5,318		(570)	(9)
Total expenses	30,103		29,436		(667)

Other operating income:
(Loss) gain on sale of real estate, net	(387)	(10)	2,702	(11)	(3,089)
Operating income	13,013		10,738		2,275
Income from unconsolidated joint ventures	376		376		—
Net income	13,389		11,114		2,275
Income allocated to non-controlling interests	(99)		(92)		(7)
Net income attributable to LTC Properties, Inc.	13,290		11,022		2,268
Income allocated to participating securities	(131)		(113)		(18)
Net income available to common stockholders	$13,159		$10,909		$2,250
(1)	Increased primarily due to rent received from properties transitioned from the former Senior Care and Senior Lifestyle portfolios and rental income from acquisitions, completed development projects and annual rent escalations partially offset by sold properties.

(2)	Represents the revenue from the acquisition of three skilled nursing centers located in Florida for $75,825. In accordance with ASC 842, this transaction is presented as Financing Receivable on our Consolidated Statements of Balance Sheet. See Note 2. Real Estate Investments within our consolidated financial statements for more information.

(3)	Increased primarily due to mortgage loan originations during the fourth quarter of 2021 and second quarter of 2022.

(4)	Increased primarily due to a mezzanine loan origination during the first quarter of 2022 and additional funding under working capital loans partially offset by loan payoffs.

(5)	Increased primarily due to the origination of two $50,000 term loans in the fourth quarter of 2021, issuance of $75,000 senior unsecured notes during the second quarter of 2022 and higher interest rates in 2022.

(6)	Represents the impairment loss related to an assisted living community in Kentucky. See Note 2. Real Estate Investments within our consolidated financial statements for more information.

(7)	Increased primarily due to the financing receivable origination, as discussed in (2) above, mortgage and mezzanine loan originations and capital improvement funding offset by scheduled principal paydowns.

(8)	Decreased primarily due to the Senior Care and Abri Health settlement and related fees paid during the third quarter of 2021.

(9)	Increased costs related to property maintenance expense for closed properties, as well as higher non-cash compensation charges, and increases in overall costs due to inflationary pressures.

(10)	Represents the net loss on sale of $434 related to a closed skilled nursing center in Texas offset by additional gain due to quarterly reassessment of prior years’ sale holdbacks.

(11)	Represents the net gain on sale of $2,562 related to a SNF in Washington and additional gain due to quarterly reassessment of prior years’ sale holdbacks.

	Nine Months Ended
	September 30,
	2022		2021		Difference
Revenues:
Rental income	$93,537		$91,097		$2,440	(1)
Interest income from financing receivable	357		—		357	(2)
Interest income from mortgage loans	30,112		23,779		6,333	(3)
Interest and other income	3,308		1,005		2,303	(4)
Total revenues	127,314		115,881		11,433

Expenses:
Interest expense	22,607		20,442		(2,165)	(5)
Depreciation and amortization	28,202		28,847		645	(6)
Impairment loss from real estate investments	1,286		—		(1,286)	(7)
Provision for credit losses	1,454		59		(1,395)	(8)
Transaction costs	728		4,271		3,543	(9)
Property tax expense	12,180		11,713		(467)
General and administrative expenses	17,407		15,688		(1,719)	(10)
Total expenses	83,864		81,020		(2,844)

Other operating income:
Gain on sale of real estate, net	37,809	(11)	7,392	(12)	30,417
Operating income	81,259		42,253		39,006
Income from unconsolidated joint ventures	1,127		1,041		86
Net income	82,386		43,294		39,092
Income allocated to non-controlling interests	(301)		(271)		(30)
Net income attributable to LTC Properties, Inc.	82,085		43,023		39,062
Income allocated to participating securities	(481)		(346)		(135)
Net income available to common stockholders	$81,604		$42,677		$38,927
(1)	Increased primarily due to a $1,181 lease termination fee received in connection with the sale of a 74-unit ALF, rent received from properties transitioned from the former Senior Lifestyle portfolios and rental income from completed development projects and annual rent escalations partially offset by reduction of rental income from sold properties and $1,500 temporary rent reduction from Anthem.

(2)	Represents the revenue from the acquisition of three skilled nursing centers located in Florida for $75,825. In accordance with ASC 842, this transaction is presented as Financing Receivable on our Consolidated Statements of Balance Sheet. See Note 2. Real Estate Investments within our consolidated financial statements for more information.

(3)	Increased primarily due to mortgage loan originations during the fourth quarter of 2021 and second quarter of 2022.

(4)	Increased due to a mezzanine loan origination during the first quarter of 2022 and additional funding under working capital loans partially offset by loan payoffs.

(5)	Increased primarily due to the origination of two $50,000 term loans in the fourth quarter of 2021, issuance of $75,000 senior unsecured notes during the second quarter of 2022 and higher interest rates in 2022.

(6)	Decreased due to property sales.

(7)	Represents the impairment loss related to an assisted living community in Kentucky. See Note 2. Real Estate Investments within our consolidated financial statements for more information.

(8)	Increased primarily due to the financing receivable origination, as discussed in (2) above, mortgage and mezzanine loan originations and capital improvement funding offset by scheduled principal paydowns.

(9)	Decreased primarily due to the Senior Care and Abri Health settlement and related fees paid during the third quarter of 2021.

(10)	Increased costs related to conference sponsorships and travel, property maintenance expense for closed properties, higher incentive compensation charges and increase in overall costs due to inflationary pressures.

(11)	Represents the net gain on sale of $38,052 related to a SNF located in California and three ALFs located in Virginia and California during the second quarter of 2022 and quarterly reassessment of prior years’ sale holdbacks partially offset by the net loss on sale of $434 related to a closed skilled nursing center in Texas.

(12)	Represents the net gain on sale of $2,562 related to a SNF in Washington, $5,594 related to three ALFs in Wisconsin and $292 of quarterly reassessment of the prior years’ sale holdbacks partially offset by the net loss on sale of $198 related to a closed ALF in Nebraska and the net loss on sale of $858 related to a closed property in Florida.

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

The following table reconciles GAAP net income available to common stockholders to NAREIT FFO available to common stockholders (unaudited, amounts in thousands, except per share amounts):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022		2021	2022		2021
GAAP net income available to common stockholders	$13,159		$10,909	$81,604		$42,677
Add: Depreciation and amortization	9,385		9,462	28,202		28,847
Add: Impairment loss from investments	1,286		—	1,286		—
Add/Less: Loss (gain) on sale of real estate, net	387		(2,702)	(37,809)		(7,392)
NAREIT FFO attributable to common stockholders	$24,217		$17,669	$73,283		$64,132
NAREIT FFO attributable to common stockholders per share:
Basic	$0.60		$0.45	$1.85		$1.64
Diluted	$0.60		$0.45	$1.83		$1.64
Weighted average shares used to calculate NAREIT FFO per share:
Basic	40,270		39,177	39,658		39,149
Diluted	40,781	(1)	39,177	39,939	(2)	39,149
(1)	Includes the effect of stock option equivalents, performance-based stock units and participating securities.

(2)	Includes the effect of performance-based stock units.

Liquidity and Capital Resources

Sources and Uses of Cash

As of September 30, 2022, we had a total of $6.5 million of cash and cash equivalents, $249.0 million available under our unsecured revolving line of credit and the potential ability to access the capital markets through the issuance of $160.3 million of common stock under our Equity Distribution Agreements. Furthermore, we have the ability to access the capital markets through the issuance of debt and/or equity securities under an automatic shelf registration statement.

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

The operating results of the facilities will be impacted by various factors over which the operators/owners may have no control. Those factors include, without limitation, the health of the economy, inflation pressures, employee availability and cost, changes in supply of or demand for competing seniors housing and health care facilities, ability to control other rising operating costs, the potential for significant reforms in the health care industry, and the ongoing impact of COVID-19. In addition, our future growth in net income and cash flow may be adversely impacted by various proposals for changes in the governmental regulations and financing of the health care industry, and the continuing impact of COVID-19. We cannot presently predict what impact these proposals may have, if any. We believe that an adequate provision has been made for the possibility of loans proving uncollectible but we will continually evaluate the financial status of the operations of the seniors housing and health care properties. In addition, we will monitor our borrowers and the underlying collateral for mortgage loans and will make future revisions to the provision, if considered necessary.

Depending on the duration, spread and severity of a future COVID-19 outbreak, our borrowing capacity, compliance with financial covenants, ability to access the capital markets, and the payment of dividends may be negatively impacted. We continuously evaluate the availability of cost-effective capital and believe we have sufficient liquidity for corporate expenses and additional capital investments in 2022 and 2023.

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

	Nine Months Ended September 30,		Change
Cash provided by (used in):	2022	2021	$
Operating activities	$72,772	$69,581	$3,191
Investing activities	(110,507)	27,757	(138,264)
Financing activities	39,052	(59,651)	98,703
Increase in cash and cash equivalents	1,317	37,687	(36,370)
Cash and cash equivalents, beginning of period	5,161	7,772	(2,611)
Cash and cash equivalents, end of period	$6,478	$45,459	$(38,981)

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

Based on our leverage at September 30, 2022, the facility provides for interest annually at LIBOR plus 115 basis points and a facility fee of 20 basis points.

Interest Rate Swap Agreements. In connection with entering into the Term Loans as described above, we entered into two receive variable/pay fixed interest rate swap agreements (the “Interest Rate Swaps”) with maturities of November 19, 2025 and November 19, 2026, respectively, that serves to lock-in the forecasted interest payments on the borrowings under the Term Loans over their four and five year terms. The Interest Rate Swaps are considered cash flow hedges and are recorded on our Consolidated Balance Sheets at fair value, with changes in the fair value of these instruments recognized in Accumulated other comprehensive income (loss) on our Consolidated Balance Sheets. During the nine months ended September 30, 2022, we recorded a $9.6 million increase in fair value of Interest Rate Swaps.

As of September 30, 2022, the terms of the Interest Rate Swaps are as follows (dollar amounts in thousands):

				Notional	Fair Value at
Date Entered	Maturity Date	Swap Rate	Rate Index	Amount	September 30, 2022
November 2021	November 19, 2025	2.56%	1-month LIBOR	$50,000	$4,300
November 2021	November 19, 2026	2.69%	1-month LIBOR	50,000	5,145
				$100,000	$9,445

Senior Unsecured Notes. We have senior unsecured notes held by institutional investors with interest rates ranging from 3.66% to 5.03%. The senior unsecured notes mature between 2024 and 2033. During the nine months ended September 30, 2022, we sold $75 million aggregate principal amount of 3.66% senior unsecured notes. The notes have an average 10-year life, scheduled principal payments and mature in May 2033.

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

At September 30, 2022, we were in compliance with all applicable financial covenants. These debt obligations also contain additional customary covenants and events of default that are subject to a number of important and significant limitations, qualifications and exceptions.

The debt obligations by component as of September 30, 2022 are as follows (dollar amounts in thousands):

	Applicable		Available
	Interest	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing
Revolving line of credit	4.21%	$151,000	$249,000
Term loans, net of debt issue costs	2.63%	99,474	—
Senior unsecured notes, net of debt issue costs	4.25%	543,287	—
Total	4.04%	$793,761	$249,000
(1)	Represents weighted average of interest rate as of September 30, 2022.

Our debt borrowings and repayments during the nine months ended September 30, 2022 are as follows (in thousands):

Debt Obligations	Borrowings	Repayments
Revolving line of credit	$194,000	$(153,900)
Senior unsecured notes	75,000	(43,160)
Total	$269,000	$(197,060)

Equity

At September 30, 2022, we had 40,504,791 shares of common stock outstanding, equity on our balance sheet totaled $825.2 million and our equity securities had a market value of $1.5 billion. During the nine months ended September 30, 2022, we declared and paid $68.2 million of cash dividends.

During the nine months ended September 30, 2022, we acquired 39,463 shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

Subsequent to September 30, 2022, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of October, November and December 2022, payable on October 31, November 30, and December 30, 2022, respectively, to stockholders of record on October 21, November 22, and December 22, 2022, respectively.

At-The-Market Program. We have separate equity distribution agreements (collectively, “Equity Distribution Agreements”) to offer and sell, from time to time, up to $200.0 million in aggregate offering price of shares of our common stock. During the nine months ended September 30, 2022, we sold 1,035,000 shares of common stock for $39.0 million in net proceeds under our Equity Distribution

Agreements. In conjunction with the sale of common stock, we paid $0.6 million as compensation to our sales agents and we incurred $0.5 million of costs associated with this agreement which have been recorded in additional paid in capital as a reduction of proceeds received.

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

During the nine months ended September 30, 2022, we granted restricted stock and performance-based stock units as follows:

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the nine months ended September 30, 2022. For additional information, refer to Item 7A as presented in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

LTC PROPERTIES, INC.
Registrant

Dated: October 27, 2022	By:	/s/ Caroline Chikhale
Caroline Chikhale
Executive Vice President, Chief Accounting Officer and Treasurer
(Principal Accounting Officer)