Form 10-K
period 2022-12-31
LTC PROPERTIES INC
filed 2023-02-16
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,515,770,000 as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter).

The number of shares of common stock outstanding as of February 9, 2023 was 41,372,589.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

Portfolio

The following table summarizes our real estate investment portfolio as of December 31, 2022 (dollar amounts in thousands):

						Twelve Months Ended
						December 31, 2022
		Number of			Percentage			Percentage
	Number of	SNF	ALF	Gross	of	Rental		of Total
Owned Properties	Properties (1)	Beds (2)	Units (2)	Investments	Investments	Revenue		Revenues
Assisted Living	99	—	5,497	$797,813	40.7%	$53,923		34.1%
Skilled Nursing	52	6,348	236	600,974	30.7%	55,126		34.8%
Other (3)	1	118	—	11,918	0.6%	991		0.6%
Total Owned Properties	152	6,466	5,733	1,410,705	72.0%	110,040	(5)	69.5%

		Number of			Percentage	Interest Income		Percentage
	Number of	SNF	ALF	Gross	of	from Financing		of Total
Financing Receivable	Properties (1)	Beds	Units	Investments	Investments	Receivable		Revenues
Skilled Nursing	3	299	—	76,767	3.9%	1,762		1.1%
Total Financing Receivable	3	299	—	76,767	3.9%	1,762		1.1%

		Number of			Percentage	Interest Income		Percentage
	Number of	SNF	ALF	Gross	of	from Mortgage		of Total
Mortgage Loans	Properties (1)	Beds	Units	Investments	Investments	Loans		Revenues
Assisted Living	18	—	808	103,626	5.4%	6,730		4.3%
Skilled Nursing	23	2,891	—	287,349	14.6%	33,692		21.3%
Other (4)	—	—	—	2,683	0.1%	178		0.1%
Total Mortgage Loans	41	2,891	808	393,658	20.1%	40,600		25.7%

		Number of			Percentage	Interest		Percentage
	Number of	SNF	ALF	Gross	of	and other		of Total
Notes Receivable	Properties (1)	Beds	Units	Investments	Investments	Income		Revenues
Assisted Living	7	—	961	43,662	2.2%	3,590		2.3%
Skilled Nursing	—	—	—	15,311	0.8%	720		0.4%
Total Notes Receivable	7	—	961	58,973	3.0%	4,310		2.7%

		Number of			Percentage	Income from		Percentage
	Number of	SNF	ALF	Gross	of	Unconsolidated		of Total
Unconsolidated Joint Ventures	Properties (1)	Beds	Units	Investments	Investments	Joint Ventures		Revenues
Assisted Living	1	—	95	6,340	0.3%	450		0.3%
Under Development	—	—	—	13,000	0.7%	1,054		0.7%
Total Unconsolidated Joint Ventures	1	—	95	19,340	1.0%	1,504		1.0%

Total Portfolio	204	9,656	7,597	$1,959,443	100.0%	$158,216		100.0%

	Number	Number of			Percentage
	of	SNF	ALF	Gross	of
Summary of Properties by Type	Properties (1)	Beds (2)	Units (2)	Investments	Investments
Skilled Nursing	78	9,538	236	$980,401	50.0%
Assisted Living	125	—	7,361	951,441	48.6%
Under Development	—	—	—	13,000	0.7%
Other (3) (4)	1	118	—	14,601	0.7%
Total Portfolio	204	9,656	7,597	$1,959,443	100.0%
(1)	We have investments in owned properties, financing receivable, mortgage loans, notes receivable and unconsolidated joint ventures in 29 states to 32 different operators.

(2)	See Item 2. Properties for discussion of bed/unit count.

(3)	Includes three parcels of land held-for-use and one behavioral health care hospital.

(4)	Includes one parcel of land in Missouri securing a first mortgage held for future development of a post-acute SNF and one parcel of land in North Carolina securing a first mortgage held for future development of a seniors housing community.

(5)	Excludes $15,459 variable rental income from lessee reimbursement of our real estate taxes and $2,745 rental income from sold properties.

As of December 31, 2022, our total investment portfolio included $1.6 billion in carrying value of net investments consisting of $1.0 billion or 65.2% invested in owned and leased properties, $76.0 million or 4.9% invested in financing receivable, $0.4 billion or 24.9% invested in mortgage loans secured by first mortgages, $58.4 million or 3.7% in notes receivable and $19.3 million or 1.3% in unconsolidated joint ventures.

Owned Properties. The following table summarizes our investment in owned properties at December 31, 2022 (dollar amounts in thousands):

						Average
		Percentage	Number	Number of		Investment
	Gross	of	of	SNF	ALF	per
Type of Property	Investment	Investment	Properties (1)	Beds (2)	Units (2)	Bed/Unit
Assisted Living	$797,813	56.6%	99	—	5,497	$145.14
Skilled Nursing	600,974	42.6%	52	6,348	236	$91.28
Other (3)	11,918	0.8%	1	118	—	—
Total	$1,410,705	100.0%	152	6,466	5,733
(1)	We have investments in 26 states leased to 24 different operators.

(2)	See Item 2. Properties for discussion of bed/unit count.

(3)	Includes three parcels of land held-for-use and one behavioral health care hospital.

Owned properties are leased pursuant to non-cancelable operating leases generally with an initial term of 2 to 15 years. Many of the leases contain renewal options. Each lease is a triple net lease which requires the lessee to pay all taxes, insurance, maintenance and repairs, capital and non-capital expenditures and other costs necessary in the operations of the facilities. Many of the leases contain renewal options and provide for fixed minimum base rent during the initial and renewal periods. The majority of our leases contain provisions for specified annual increases over the rents of the prior year and that increase is generally computed in one of four ways depending on specific provisions of each lease:

(i)	a specified percentage increase over the prior year’s rent, generally between 2.0% and 3.0%;
(ii)	a calculation based on the Consumer Price Index or Medicare Market Basket Rate;
(iii)	as a percentage of facility revenues in excess of base amounts; or
(iv)	specific dollar increases.

Our leases that contain fixed annual rental escalations and/or have annual rental escalations that are contingent upon changes in the Consumer Price Index or the Medicare Market Basket Rate, are generally recognized on a straight-line basis over the minimum lease period. Certain leases have annual rental escalations that are contingent upon changes in the gross operating revenues of the property. This revenue is not recognized until the appropriate contingencies have been resolved.

Generally, our leases provide for one or more of the following: security deposits, property tax impounds, repair and maintenance, escrows and credit enhancements such as corporate or personal guarantees or letters of credit. In addition, our leases are typically structured as master leases and multiple master leases with one operator, and are generally cross defaulted.

The following table summarizes the concentration of our top ten operators of owned properties for 2022 and percentage of rental revenue, excluding rental income from properties sold, variable rental income due to lessee reimbursement of our real estate taxes, and adjustment for collectability of rental income for those operators for 2022 and 2021:

		Percent of
		Rental Revenue
Lessee	Property Type	2022	2021
Brookdale Senior Living Communities, Inc.	ALF/MC	13.5%	13.4%
Carespring Healthcare Management, LLC	SNF	10.2%	10.4%
Anthem Memory Care	MC	9.8%	10.1%
Genesis Healthcare	ALF/SNF	7.9%	7.8%
Fundamental Long Term Care Company	SNF/OTH	7.7%	7.8%
Ark Post Acute Network	ILF/ALF/SNF	7.5%	7.7%
HMG Partners	SNF	7.2%	1.8%
Juniper Communities, LLC	ALF/MC	5.9%	6.1%
Ignite	SNF	4.9%	3.0%
Randall Residence	ILF/ALF/MC	4.6%	4.0%

Financing Receivable. During 2022, we entered into a joint venture and contributed $61.7 million into the JV that purchased three skilled nursing centers located in Florida for $75.8 million. Our JV partner contributed the remaining $14.3 million of equity. The JV leased the centers back to an affiliate of the seller under a 10-year master lease, with two five-year renewal options and provided the seller-lessee with a purchase option, exercisable at the beginning of the fourth year through the end of the fifth year. Accordingly, the transaction has been accounted for as a Financing receivable on our Consolidated Balance Sheets. During 2022, we recognized $1.8 million of Interest income from financing receivable on our Consolidated Statements of Income. Additionally, in conjunction with the origination of this investment, we recorded $0.8 million provision for expected loan losses.

Subsequent to December 31, 2022, we entered into a $121.3 million JV with an affiliate of an existing operator and contributed $117.9 million into the JV that purchased 11 assisted living and memory care communities from an affiliate of our JV partner. The JV leased the communities back to an affiliate of the seller under a 10-year master lease, with two five-year renewal options. The contractual initial cash yield of 7.25% increases to 7.5% in year three then escalates thereafter based on CPI subject to a floor of 2.0% and a ceiling of 4.0%. Additionally, the JV provided the seller-lessee with a purchase option to buy up to 50% of the properties at the beginning of the third lease year and the remaining properties at the beginning of the fourth lease year through the end of the sixth lease year, with an exit Internal Rate of Return (“IRR”) of 9.0%. In accordance with GAAP, the communities acquired by the JV are required to be presented as a Financing receivable on our Consolidated Balance Sheets.

Mortgage Loans. As part of our strategy of making investments in properties used in the provision of long-term health care services, we provide mortgage financing on such properties based on our established investment underwriting criteria. We have also provided construction loans that by their terms convert into purchase/lease transactions or permanent financing mortgage loans upon completion of construction. The following table summarizes our investments in mortgage loans secured by first mortgages at December 31, 2022 (dollar amounts in thousands):

				Type	Percentage	Number of					Investment
			Gross	of	of				SNF	ALF	per
Interest Rate	Maturity (1)	State	Investment	Property	Investment	Loans (2)	Properties (3)		Beds	Units	Bed/Unit
7.5%	2023	MO	$1,886	OTH	0.5%	1	—	(4)	—	—	$ n/a
7.5%	2024	LA	29,347	SNF	7.5%	1	1		189	—	$155.28
7.8%	2025	FL	14,308	ALF	3.6%	1	1		—	68	$210.41
7.3% (5)	2025	NC/SC	56,317	ALF	14.3%	1	13		—	523	$107.68
7.3%	2026	NC	33,001	ALF	8.4%	1	4		—	217	$152.08
7.3%	2026	NC	797	OTH	0.2%	1	—	(6)	—	—	$—
10.4% (7)	2043	MI	184,351	SNF	46.8%	1	15		1,875	—	$98.32
9.5% (7)	2045	MI	39,026	SNF	9.9%	1	4		480	—	$81.30
9.9% (7)	2045	MI	19,750	SNF	5.0%	1	2		201	—	$98.26
10% (7)	2045	MI	14,875	SNF	3.8%	1	1		146	—	$101.88
Total			$393,658		100.0%	10	41		2,891	808	$106.42
(1)	Subsequent to December 31, 2022, we originated a $10,750 mortgage loan secured by a MC located in North Carolina. The loan carries a two-year term with an interest-only rate of 7.25% and an IRR of 9.0%.

(2)	Some loans contain certain guarantees and/or provide for certain facility fees.

(3)	Our mortgage loans are secured by properties located in six states with five borrowers.

(4)	Represents a mortgage loan secured by a parcel of land for the future development of a 91-bed post-acute SNF.

(5)	Represents the initial rate. This loan has an IRR of 8%.

(6)	Represents a mortgage loan secured by a parcel of land in North Carolina held for future development of a seniors housing community.

(7)	Mortgage loans provide for 2.25% annual increases in the interest rate after a certain time period.

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

Notes Receivable. Our investment in notes receivable consists of mezzanine loans and other loan arrangements. The following table summarizes our investments in notes receivable at December 31, 2022 (dollar amounts in thousands):

Interest			Type of	Gross			Type of
Rate	IRR	Maturity	Loan	Investment		# of loans	Property
5.0%	—	2023	Working capital	$380		1	ALF
7.0%	—	2023	Working capital	500		1	ALF
8.0%	12.0%	2023	Mezzanine	7,460		1	ALF
5.0%	—	2024	Working capital	184		1	ALF
8.0%	10.5%	2024	Mezzanine	4,355	(1)	1	ILF
4.0%	—	2024	Working capital	13,531		1	SNF
5.0%	—	2025	Working capital	932		1	ALF
7.5%	—	2027	Working capital	550		1	ALF
8.0%	11.0%	2027	Mezzanine	25,000		1	ALF
6.5%	—	2030	Working capital	138		1	SNF
7.1%	—	2030	Working capital	1,607		2	ALF
7.0%	—	2031	Working capital	2,693		1	ALF
8.0%	—	2032	Working capital	1,642		1	SNF
				$58,972		14
(1)	Subsequent to December 31, 2022, we received $4,545 which includes a prepayment fee and the exit IRR totaling $190, from a mezzanine loan early payoff. The mezzanine loan was on a 136-unit in Oregon.

Unconsolidated Joint Ventures. From time to time, we provide funding to third-party operators for the acquisition, development and construction (“ADC”) of a property. If the ADC arrangement characteristics are more similar to a jointly-owned investment or partnership, we account for the ADC arrangement as an investment in an unconsolidated joint venture under the equity method of accounting. The following table summarizes our investment in unconsolidated joint ventures at December 31, 2022 (dollar amounts in thousands):

Total	Contractual		Type	Number
Preferred	Cash		of	of	Carrying		Type of
Return	Portion	State	Investment	Beds/Units	Value		Property
12%	7%	WA	Preferred Equity	95	$6,340		ALF/MC
12%	8%	WA	Preferred Equity	—	13,000	(1)	UDP
				95	$19,340
(1)	Subsequent to December 31, 2022, we received a notice of intent to redeem our $13,000 preferred equity investment in a joint venture to develop a 267-unit ILF and ALF in Washington. We anticipate receiving $1,675 of additional income in 2023 associated with the redemption representing the 14% exit IRR.

Investment Policies and Strategies

Our investment policy is to invest primarily in seniors housing and health care properties. Over the past three years, we have underwritten investments in seniors housing communities and health care centers for a total of approximately $320.7 million. Additionally, during the past three years, we have disposed of properties for a total sales price of $194.7 million.

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

We seek to diversify our portfolio by operator, by property type, and geographically. Our primary marketing and business development strategy is to increase awareness of our presence and build long-term relationships in the seniors housing and health care industry by supporting targeted industry trade organizations, attending industry specific conferences and events attended by seniors housing and care providers, and seeking out speaking engagements at industry related events as well as interviews in industry publications. We believe this targeted marketing and business development effort has provided deal flow opportunities and will continue to provide opportunities for new investments in 2023. Since competition from investors as well as other capital providers for large transactions consisting of fully-marketed, multi-property portfolios generally result in valuations above our targeted investment criteria, our marketing and business development efforts focus on sourcing relationships with regionally based operating companies to execute on single property transactions (for acquisition, mortgage or structured financing or development), or smaller multi-property portfolios that are not broadly marketed by third-party intermediaries which complement our historic investment execution and are priced at yields that are accretive to our stockholders.

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

Health Care Reform and Other Legislative Developments

Federal health care reform, including the Patient Protection and Affordable Care Act, as amended (the “Affordable Care Act”), has expanded access to health insurance, reduced health care costs, and instituted various health policy reforms. Among other things, the Affordable Care Act: reduced Medicare skilled nursing facility reimbursement by a so-called “productivity adjustment” based on economy-wide productivity gains; required the development of a value-based purchasing program for Medicare skilled nursing facility services; authorized bundled payment programs, which can include post-acute services; and provided incentives to state Medicaid programs to promote community-based care as an alternative to institutional long-term care services. In addition, the Affordable Care Act impacts both us and our lessees and borrowers as employers, including requirements related to the health insurance we offer to our respective employees. Many aspects of the Affordable Care Act have been implemented through regulations and sub-regulatory guidance. In December 2017, President Trump signed into law a tax reform bill that repeals the Affordable Care Act’s penalty for individuals who fail to maintain health coverage meeting certain minimum standards. While there have been efforts to repeal the law and enact alternative reforms, the Biden Administration has indicated it will support and expand upon the Affordable Care Act. Additional revisions of the Affordable Care Act could be made in future, although the details and timing of any such actions are unknown at this time. There can be no assurance that the implementation of the Affordable Care Act or any subsequent modifications or related legal challenges will not adversely impact the operations, cash flows or financial condition of our lessees and borrowers, which subsequently could materially adversely impact our revenue and operations.

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

On April 10, 2020, CMS issued a proposed rule to update SNF rates and policies for fiscal year 2021, which started October 1, 2020, and issued the final rule on July 31, 2020. CMS estimates that payments to SNFs would increase by $750 million, or 2.2%, for fiscal year 2021 compared to fiscal year 2020. CMS also adopted revised geographic delineations to identify a provider’s status as an urban or rural facility and to calculate the wage index, applying a 5% cap on any decreases in a provider’s wage index from fiscal year 2020 to fiscal year 2021. Finally, CMS also finalized updates to the SNF value-based purchasing program to reflect previously finalized policies, updated the 30-day phase one review and correction deadline for the baseline period quality measure quarterly report, and announced performance periods and performance standards for the fiscal year 2023 program year. On April 8, 2021, CMS issued a proposed rule to update SNF rates and policies for fiscal year 2022, which started October 1, 2021, and issued the final rule on July 29, 2021. CMS estimated that the aggregate impact of the payment policies in the final rule would result in an increase of approximately $410 million in Medicare Part A payments to SNFs in fiscal year 2022. The final rule also includes several policies that update the SNF Quality Reporting Program and the SNF Value-Based Program for fiscal year 2022. On April 11, 2022, CMS issued a proposed rule to update SNF rates and policies for fiscal year 2023. CMS estimated that the aggregate impact of the payment policies in the proposed rule would result in a decrease of approximately $320 million in Medicare Part A payments to SNFs in fiscal year 2023 compared to fiscal year 2022. CMS also sought input on the effects of direct care staffing requirements to improve long-term care requirements for participation and promote thoughtful, informed staffing plans and decisions within facilities to meet residents’ needs, including maintaining or improving resident function and quality of life. Specifically, CMS sought input on establishing minimum staffing requirements for long-term care facilities. On June 29, 2022, CMS issued updates to guidance on minimum health and safety standards that long-term care facilities must meet to participate in Medicare and Medicaid and updated and developed new guidance in the State Operations Manual to address issues that significantly affect residents of long-term care facilities. On July 29, 2022, CMS issued a final rule to update SNF rates and policies for fiscal year 2023. CMS estimated that the aggregate impact of the payment policies in the final rule would result in an increase of 2.7%, or approximately $904 million, in Medicare Part A payments to SNFs in fiscal year 2023 compared to fiscal year 2022. CMS also finalized a permanent 5% cap on annual wage index decreases to smooth year-to-year changes in providers’ wage index payments. In addition, CMS indicated that it would continue to review the comments it received in response to its request for information on establishing minimum staffing requirements for long-term care facilities, and that it intends to issue proposed rules on a minimum staffing level measure within one year.

There can be no assurance that these rules or future regulations modifying Medicare skilled nursing facility payment rates or other requirements for Medicare and/or Medicaid participation will not have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us.

Since the announcement of the COVID-19 pandemic and beginning as of March 13, 2020, CMS has issued numerous temporary regulatory waivers and new rules to assist health care providers, including SNFs, in response to the COVID-19 pandemic. These include, waiving the SNFs 3-day qualifying inpatient hospital stay requirement, flexibility in calculating a new Medicare benefit period, waiving timing for completing functional assessments, waiving requirements for health care professional licensure, survey and certification, provider enrollment, and reimbursement for services performed by telehealth, among many others. CMS also announced a temporary expansion of its Accelerated and Advance Payment Program to allow SNFs and certain other Medicare providers to request accelerated or advance payments in an amount up to 100% of the Medicare Part A payments they received from October–December 2019; this expansion was suspended April 26, 2020 in light of other CARES Act funding relief. The Continuing Appropriations Acts, 2021 and Other Extensions Act, enacted on October 1, 2020, amended the repayment terms for all providers and suppliers that requested and received accelerated and advance payments during the COVID-19 public health emergency. Specifically, Congress gave providers and suppliers that received Medicare accelerated and advance payment(s) one year from when the first loan payment was made to begin making repayments. In addition, CMS enhanced requirements for nursing facilities to report COVID-19 infections to local, state and federal authorities. On January 11, 2023, Department of Health and Human Services (“HHS”) Secretary Becerra announced that he had renewed, effective January 16, 2022, the declared public health emergency for an additional 90-day period.

On March 26, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), sweeping legislation intended to bolster the nation’s response to the COVID-19 pandemic. In addition to offering economic relief to individuals and impacted businesses, the law expands coverage of COVID-19 testing and preventative services, addresses health care workforce needs, eases restrictions on telehealth services during the crisis, and increases Medicare regulatory flexibility, among many other provisions. Notably, the CARES Act temporarily suspended the 2% across-the-board “sequestration” reduction of all Medicare Fee-For-Service (“FFS”) payments under the Medicare program that had previously been in effect since April 1, 2013, for the period May 1, 2020 through December 31, 2020, and extended the current Medicare sequester requirement through fiscal year 2030. In addition, the law provides $100 billion in grants to eligible health care providers for health care related expenses or lost revenues that are attributable to COVID-19. On April 10, 2020, CMS announced the distribution of $30 billion in funds to Medicare providers based upon their 2019 Medicare fee for service revenues. Eligible providers were required to agree to certain terms and conditions in receiving these grants. In addition, HHS authorized $20 billion of additional funding for providers that have already received funds from the initial distribution of $30 billion. Unlike the first round of funds, which came automatically, providers were required to apply for these additional funds and submit the required supporting documentation, using the online portal provided by HHS. Providers were required to attest to and agree to specific terms and conditions for the use of such funds. HHS expressed a goal of allocating the whole $50 billion proportionally across all providers based on those providers’ proportional share of 2018 net Medicare fee-for-service revenue, so that some providers would not be eligible for additional funds. On May 22, 2020, HHS announced that it had begun distributing $4.9 billion in additional relief funds to SNFs to offset revenue losses and assist nursing homes with additional costs related to responding to the COVID-19 public health emergency and the shipments of personal protective equipment provided to nursing homes by the Federal Emergency Management Agency. On June 9, 2020, HHS announced that it expected to distribute approximately $15 billion to eligible providers that participate in state Medicaid and Children’s Health Insurance Program (“CHIP”) programs and have not received a payment from the Provider Relief Fund General Allocation. On July 22, 2020, President Trump announced that HHS would devote $5 billion in Provider Relief Funds to Medicare-certified long-term care facilities and state veterans’ homes to build nursing home skills and enhance nursing homes’ response to COVID-19, including enhanced infection control. Nursing homes must participate in the Nursing Home COVID-19 training to be qualified to receive this funding. On August 27, 2020, HHS announced that it had distributed almost $2.5 billion to nursing homes to support increased testing, staffing, and personal protective equipment needs. On September 3, 2020, HHS announced a $2 billion performance-based incentive payment distribution to nursing homes and SNFs. Finally, on October 1, 2020, HHS announced $20 billion in new funding for several types of providers, including those who previously received, rejected, or accepted a general distribution provider relief fund payment. The application deadline for these Phase 3 funds was November 6, 2020.

On December 27, 2020, President Trump signed the Consolidated Appropriations Act, 2021 (H.R. 133). The $1.4 trillion omnibus appropriations legislation funds the government through September 30, 2021 and was attached to a $900 billion COVID-19 relief package. Of the $900 billion in COVID-19 relief, $73 billion was allocated to HHS. Notably, the bill adds an additional $3 billion to the Provider Relief Fund, includes language specific to reporting requirements, and allows providers to use any reasonable method to calculate lost revenue, including the difference between such provider’s budgeted and actual revenue budget if such budget had been established and approved prior to March 27, 2020. This change reverts to HHS’ previous guidance from June 2020 on how to calculate lost revenues. In addition, the Consolidated Appropriations Act, 2021 also extended the CARES Act’s sequestration suspension to March 31, 2021. On January 15, 2021, HHS announced that it would be amending the reporting timeline for Provider Relief Funds and indicated that it was working to update the Provider Relief Fund requirements to be consistent with the passage of the Consolidated Appropriations Act, 2021.

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

Reporting Period 2, for providers who received one or more payments exceeding $10,000, in the aggregate, from July 1, 2020, to December 31, 2020, was from January 1, 2022, to March 31, 2022. Reporting Period 3, for providers who received one or more payments exceeding $10,000, in the aggregate, from January 1, 2021, to June 30, 2021, was from July 1, 2022, to September 30, 2022. Reporting Period 4, for providers who received one or more payments exceeding $10,000, in the aggregate, from July 1, 2021, to December 31, 2021, opened on January 1, 2023, and extends to March 31, 2023. Reporting Period 5, for providers who received one or more payments exceeding $10,000, in the aggregate, from January 1, 2022, to June 30, 2022, opens on July 1, 2023.

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

Following prior legislation in 2021 suspending sequestration, on December 10, 2021, President Biden signed the Protecting Medicare and American Farmers from Sequester Cuts Act, which suspended the Medicare 2% sequestration reduction through March 31, 2022, and then reduced the sequestration cuts to 1% from April through June 2022. As of July 1, 2022, cuts of 2% were re-imposed.

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

As of December 31, 2022, we employed 24 people. Our employees are not members of any labor union, and we consider our relations with our employees to be excellent.

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

Substantially all of our revenue and sources of cash flows are derived from operating lease rentals and interest earned on outstanding financing receivables, loans receivable and income from our preferred equity investments in unconsolidated joint ventures. Our investments in owned properties, mortgage loans, mezzanine loans, financing receivables and preferred equity investments represent our primary source of liquidity to fund distributions. We do not implement operational decisions with respect to the daily management and marketing of care services offered at our properties. We therefore are dependent upon the performance of our operators and the income and rates we earn on leases and loans. A decrease in occupancy and/or increase in operating costs could have an adverse effect on our lessees and borrowers. For example, due to the COVID-19 pandemic and related public health measures, our lessees and borrowers have experienced a decrease in occupancy and an increase in operating costs. There can be no assurance that our lessees and borrowers will have sufficient assets, income, and access to financing to enable them to satisfy, in full, their respective obligations to us. Our financial condition and ability to pay dividends could be adversely affected by financial difficulties experienced by any of our lessees or borrowers, or in the event any such operator does not renew and/or extend its relationship with us at similar or better financial terms.

The duration and extent of the effects of the COVID-19 pandemic remains uncertain.

The COVID-19 pandemic and related public health measures have adversely affected our operations through the affect it has had on the financial results of our operators. The operations and occupancy levels at the seniors housing and health care facilities of our lessees and borrowers have been adversely affected by COVID-19 and could be further adversely affected by COVID-19 or another pandemic especially if there are infections on a large scale at our properties. The impact of COVID-19 has included, and another pandemic could include early resident move-outs, our operators delaying accepting new residents due to quarantines, potential occupants postponing moves to our operators’ facilities, and/or hospitals cancelling or significantly reducing elective surgeries thereby reducing the number of people in need of skilled nursing care. Operating costs of our lessees and borrowers also have risen due to the impact of COVID-19, including cost increases in staffing and pay, purchases of additional personal protective equipment (“PPE”), and implementation of additional safety protocols and higher than normal inflationary pressures.

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

We rely on a few major operators.

During the year ended December 31, 2022, approximately 33.4% of our revenues from leases and interest income from real estate investments were generated from three operators. The failure, inability, or unwillingness of any of these operators to meet their obligations to us could materially reduce our cash flow as well as our results of operations.

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

Approximately 73.2% of our revenue for the year ended December 31, 2022, was derived from operating lease rentals. There can be no assurance that a lessee will operate its lease through expiration or that a lessee will exercise an option to renew its lease upon expiration. In such scenarios, there can be no assurance that we would be able to find a suitable replacement operator, re-lease the property on substantially equivalent or better terms than the prior lease, if at all. Additionally, to retain current or attract new operators, we could be asked to provide rent concessions or undertake capital expenditures to improve properties.

Operator financial or legal difficulties could delay or prevent collection of rent.

If a lessee experiences financial or legal difficulties, it could fail to pay us rent when due, assert counterclaims, or seek bankruptcy protection. In the case of a master lease, this risk is magnified, as a default could reduce or eliminate rental revenue from several properties. Over the past three years, five of our operators have had or continue to have financial or legal difficulties resulting in non-payment of rent or bankruptcy. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview—Portfolio Overview—Update on Certain Operators for further discussion. Additionally, the COVID-19 pandemic has caused, and depending on its scope and duration could continue to cause, financial and legal difficulties for certain of our lessees. If an operator is unable to comply with the terms of its leases, we could be asked to defer rent or be forced to modify the leases in ways that are unfavorable to us. Alternatively, the failure of an operator to perform its obligations under a lease or other agreements with us could force us to declare a default and terminate the lease. There can be no assurance that we would be able to find a suitable replacement operator, re-lease the property on substantially equivalent or better terms than the prior lease, if at all. If a lessee seeks bankruptcy protection, it could delay our efforts to collect past due amounts owed to us under the applicable lease and ultimately preclude collection of all or a portion of those amounts.

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

If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income tax (including any applicable alternative minimum tax for taxable years ending prior to January 1, 2018) on our taxable income at regular corporate rates. We note that REITs are specifically excluded from the application of the corporate alternative minimum tax that was enacted as part of the Inflation Reduction Act of 2022 (H.R. 5376). Unless we are entitled to relief under statutory provisions, we would be disqualified from treatment as a REIT for the four taxable years following the year during which we lost qualification. If we lose our REIT status, our net earnings available for investment or distribution to stockholders would be significantly reduced for each of the years involved. In addition, we would no longer be required to make distributions to stockholders.

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

As a REIT, we are required to distribute at least 90% of our taxable income. Our growth therefore is generally through the investment of new capital in real estate assets. As of December 31, 2022, we had $10.4 million of cash on hand and $270.0 million available under our unsecured revolving line of credit. We also have the ability to access the capital markets through the issuance of $130.6 million of common stock under our equity distribution agreements and an indeterminate amount through the issuance of debt and/or equity securities under an automatic shelf registration statement. We currently believe our liquidity and various sources of available capital are sufficient to fund operations and development commitments, meet debt service obligations, make dividend distributions, and finance potential investments. In the future, however, our ability to access the equity and/or debt markets could be limited. During such times, most of our available capital would be required to meet existing commitments. Limited access to the equity and/or debt markets could negatively impact our growth if we are unable to obtain additional capital, dispose of assets on favorable terms, or acquire health care properties on a competitive basis.

We could incur more debt.

We operate with a policy of incurring debt when it is advisable in the opinion of our Board of Directors. As of December 31, 2022, our indebtedness represented approximately 37.4% of our gross assets. We could incur additional debt by borrowing under our unsecured revolving line of credit, mortgaging properties we own, and/or issuing debt securities in public offerings or private transactions. The degree of indebtedness could affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, or other corporate purposes and make us more vulnerable to a downturn in business or the economy generally.

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

We have in the past and may in the future develop and/or acquire properties in partnerships and similar joint ventures, including those in which we own a preferred interest, when we believe circumstances warrant this type of investment. Our organizational documents do not limit the amount of available funds that we can invest in partnerships or other joint venture structures. As of December 31, 2022, we had six active joint ventures with a total LTC equity investment of $141.0 million. Investments in partnerships and joint ventures, including limited liability companies, involve risks such as the following:

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

The United States capital markets could experience significant price volatility, dislocations, and liquidity disruptions, due to global economic impact and infectious disease outbreaks. This has caused market prices of many securities, including our common stock, to fluctuate substantially. Uncertainty in the stock and credit markets could negatively impact our ability to access financing at reasonable terms, which could negatively impact our ability to acquire properties and otherwise pursue our investment strategy. A prolonged downturn in the stock or credit markets could cause other unknown negative impacts on us and the economy.

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

We and our operators rely on information technology systems to process, transmit, and store financial transactions and records, operator and lease data, and other confidential information. We are not aware of any material losses to our business or results of operations due to information technology failures, data breaches, or cyber-attacks. However, information technology systems are vulnerable to failure, breaches, or attacks due to improper functioning and unauthorized access from physical or electronic break-ins, computer viruses, and similar disruptions, including by hackers, foreign governments, and cyber terrorists. This risk has increased since the outbreak of the COVID-19 pandemic as we and our operators have increased reliance on information technology. We and our operators also rely on numerous third-party providers for information technology services, and we and our operators face similar risks relating to these providers. We cannot be certain that their information security protocols are sufficient to withstand a data breach or cyber-attack. The inability to maintain proper function, security, and availability of our and our operators’ information systems and the data maintained in those systems could interrupt our operations, damage our reputation, harm our business relationships, or increase our security and insurance costs. Further, an information technology failure, data breach, or cyber-attack on an operator could impact their operations and ability to perform under the terms of their lease with us. While we maintain insurance coverage that may, subject to policy terms and conditions including deductibles, cover specific aspects of information security risks, such insurance coverage may be insufficient to cover all losses. As information security risks continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and to investigate and remediate any information security vulnerabilities.

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

Owned Properties. The following table sets forth certain information regarding our owned properties as of December 31, 2022 (dollars amounts in thousands):

							Remaining
	No. of	No. of	No. of		No. of		Lease	Gross
Location	ALFs	SNFs	Others		Beds/Units	Encumbrances	Term (1)	Investments
Alabama	—	1	—		174	$—	40	$9,734
Arizona	—	3	—		613	—	20	28,496
California	3	1	—		402	—	70	69,685
Colorado	13	—	—		705	—	58	104,795
Florida	6	4	—		762	—	36	67,816
Georgia	1	—	—		70	—	18	14,493
Illinois	5	—	—		418	—	101	88,347
Kansas	8	—	—		431	—	72	57,928
Kentucky	1	2	—		346	—	105	61,731
Michigan	2	—	—	(2)	156	—	92	22,387
Mississippi	1	—	—		67	—	18	9,452
Missouri	1	2	—		253	—	90	52,952
Nebraska	3	—	—		117	—	7	7,633
Nevada	—	—	1		118	—	26	10,975
New Jersey	4	—	—		205	—	57	62,832
New Mexico	—	7	—		843	—	37	50,912
N. Carolina	5	—	—		210	—	12	14,318
Ohio	7	2	—		580	—	99	87,569
Oklahoma	6	—	—		219	—	12	13,080
Oregon	2	1	—		266	—	77	38,279
Pennsylvania	2	—	—		130	—	7	9,744
S. Carolina	5	2	—		515	—	32	49,735
Tennessee	—	2	—		141	—	12	5,275
Texas	17	20	—		3,268	—	36	327,490
Virginia	—	4	—		500	—	37	30,209
Wisconsin	7	1	—		690	—	86	114,838
TOTAL	99	52	1		12,199	$—	59	$1,410,705
(1)	Weighted average remaining months in lease term as of December 31, 2022.

(2)	Includes three parcels of land held-for-use.

The following chart represents the 10 states with the highest percentage of gross investment for our owned properties as of December 31, 2022:

The following table sets forth certain information regarding our lease expirations for our owned properties as of December 31, 2022 (dollars amounts in thousands):

								Annualized	% of Annualized
	No. of	No. of		No. of	No. of		No. of	Rental	Rental Income
Year	SNFs	ALFs		Others	Beds/Units		Operators	Income (1)	Expiring
2023 (2)	4	43		—	2,234		6	$19,143	16.4%
2024	14	14		—	2,775		4	8,359	7.2%
2025	6	1		1	981		2	9,120	7.8%
2026	15	—		—	1,889		3	18,072	15.5%
2027	—	9		—	611		3	11,341	9.8%
2028	1	1		—	188		2	1,965	1.7%
2029	2	4		—	656		4	7,311	6.3%
2030	1	9		—	668		3	8,715	7.5%
2031	—	17		—	1,146		3	15,316	13.2%
2032	5	—		—	429		2	5,843	5.0%
Thereafter	4	—		—	574		1	11,195	9.6%
TOTAL	52	98	(3)	1	12,151	(3)		$116,380	100.0%
(1)	Represents annualized contractual GAAP rent for leased properties, excluding variable rental income from lessee reimbursement of our real estate taxes for investments as of December 31, 2022.

(2)	Subsequent to December 31, 2022, a master lease covering two SNFs that was scheduled to mature in 2023 was renewed at the contractual rate for another five years extending the maturity to November 2028. The centers have a total 216 beds and are located in Florida.

(3)	Excludes a 48-unit closed ALF located in Colorado.

Mortgage Loans. The following table sets forth certain information regarding our mortgage loans as of December 31, 2022 (dollars amounts in thousands):

						Average	Original		Current
	No. of	No. of	No. of	No. of	Interest	Months to	Face Amount	Gross	Annual Debt
Location	SNFs (1)	ALFs (1)	OTHs (1)	Beds/ Units	Rate	Maturity	of Mortgage Loans	Investments	Service (2)
Florida	—	1	—	68	7.75%	32	$13,123	$14,308	$1,101
Louisiana	1	—	—	189	7.5%	21	27,347	29,347	2,232
Michigan	22	—	—	2,702	9.6%-10.6%	256	264,370	258,003	26,657
Missouri	—	—	—	—	7.5%	6	1,886	1,886	143
North Carolina (3)	—	16	—	695	7.25%	37	81,437	85,328	6,394
South Carolina (3)	—	1	—	45	7.25%	35	4,529	4,786	360
TOTAL	23	18	—	3,699		179	$392,692	$393,658	$36,887
(1)	Consists of ten mortgage loans in six states with five borrowers.

(2)	Includes principal and interest payments.

(3)	Represents a single mortgage loan secured by 13 ALFs. The mortgage loan was allocated by state for reporting purposes only.

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

Holders

As of February 9, 2023, we had approximately 402 holders of our common stock, as determined by counting our record holders and the number of participants reflected in a security position listing provided to us by the Depository Trust Company. Because such “DTC participants” are brokers and other institutions holding shares of our common stock on behalf of their customers, we do not know the actual number of unique stockholders represented by these record holders.

Dividend

We declared and paid total cash distributions on common stock as set forth below:

	Declared		Paid
	2022	2021	2022	2021
First quarter	$0.57	$0.57	$0.57	$0.57
Second quarter	$0.57	$0.57	$0.57	$0.57
Third quarter	$0.57	$0.57	$0.57	$0.57
Fourth quarter	$0.57	$0.57	$0.57	$0.57
	$2.28	$2.28	$2.28	$2.28

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

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The National Association of Real Estate Investment Trusts (“NAREIT”), an organization representing U.S. REITs and publicly traded real estate companies, classifies a company with 50% or more of assets directly or indirectly in the equity ownership of real estate as an equity REIT. Our equity ownership of real estate assets was approximately 70% during 2022.

This graph compares the cumulative total stockholder return on our common stock from December 31, 2017 to December 31, 2022 with the cumulative stockholder total return of (1) the Standard & Poor’s 500 Stock Index and (2) the NAREIT Equity REIT Index. The comparison assumes $100 was invested on December 31, 2017 in our common stock and in each of the foregoing indices and assumes the reinvestment of dividends.

	Period Ending
Index	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
LTC Properties, Inc.	$100.00	$101.12	$114.06	$105.44	$98.30	$108.65
NAREIT Equity	$100.00	$95.38	$120.17	$110.56	$158.36	$119.77
S&P 500	$100.00	$95.62	$125.72	$148.85	$191.58	$156.88

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

Item 6. Reserved

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Business and Investment Strategy

We are a real estate investment trust (“REIT”) that invests in seniors housing and health care properties through sale-leasebacks, financing leases, mortgage financing, joint ventures and structured finance solutions including preferred equity and mezzanine lending. We seek to create, sustain and enhance stockholder equity value and provide current income for distribution to stockholders through real estate investments in seniors housing and health care properties managed by experienced operators. Our primary seniors housing and health care property classifications include skilled nursing facilities (“SNF”), assisted living facilities (“ALF”), independent living facilities (“ILF”), memory care communities (“MC”) and combinations thereof. We also invest in other (“OTH”) types of properties, such as land parcels, projects under development (“UDP”) and behavioral health care hospitals. To meet these objectives, we attempt to invest in properties that provide opportunity for additional value and current returns to our stockholders and diversify our investment portfolio by geographic location, operator, property classification and form of investment.

We conduct and manage our business as one operating segment for internal reporting and internal decision-making purposes. For purposes of this Annual Report on Form 10-K and other presentations, we generally include ALF, ILF, and MC in the ALF property classification. We have been operating since August 1992.

The following graph summarizes our gross investments as of December 31, 2022:

REAL PROPERTY, 72.0%
GROSS INVESTMENTS
FINANCING RECEIVABLE, 3.9%
MORTGAGE LOANS, 20.1%
NOTES RECEIVABLE, 3.0%
UNCONSOLIDATED JOINT VENTURES, 1.0%

Substantially all of our revenues and sources of cash flows from operations are derived from operating lease rentals, interest earned on outstanding loans receivable and income from investments in unconsolidated joint ventures. Our investments in owned properties, financing leases, mortgage loans, mezzanine loans and preferred equity investments represent our primary source of liquidity to fund distributions and are dependent upon the performance of the operators on their lease and loan obligations and the rates earned thereon. To the extent that the operators experience operating difficulties and are unable to generate sufficient cash to make payments to us, there could be a material adverse impact on our consolidated results of operations, liquidity and/or financial condition. To mitigate this risk, we monitor our investments through a variety of methods determined by property type and operator. Our monitoring process includes periodic review of financial statements for each facility, periodic review of operator credit, scheduled property inspections and review of covenant compliance.

In addition to our monitoring and research efforts, we also structure our investments to help mitigate payment risk. Some operating leases, financing leases and loans are credit enhanced by guaranties and/or letters of credit. In addition, operating leases are typically structured as master leases and loans are generally cross-defaulted and cross-collateralized with other loans, operating leases or agreements between us and the operator and its affiliates.

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

The operations and occupancy levels at our properties have been adversely affected by COVID-19 and could be further adversely affected by COVID-19 or another pandemic especially if there are infections on a large scale at our properties. The impact of COVID-19 has included, and another pandemic could include, early resident move-outs, our operators delaying accepting new residents due to quarantines or admission suspensions, potential occupants postponing moves to our operators’ facilities, and/or hospitals cancelling or significantly reducing elective surgeries thereby there were fewer people in need of skilled nursing care. Additionally, as our operators have responded to the pandemic, operating costs have begun to rise. A decrease in occupancy, ability to collect rents from residents and/or increase in operating costs could have a material adverse effect on the ability of our operators to meet their financial and other contractual obligations to us, including the payment of rent or interest. In recognition of the pandemic impact affecting our operators, we provided assistance in form of rent abatements and rent deferrals and may continue to provide assistance as needed.

Portfolio Overview

The following tables summarize our real estate investment portfolio as of December 31, 2022 (dollar amounts in thousands):

						Twelve Months Ended
						December 31, 2022
		Number of			Percentage			Percentage
	Number of	SNF	ALF	Gross	of	Rental		of Total
Owned Properties	Properties (1)	Beds (2)	Units (2)	Investments	Investments	Revenue		Revenues
Assisted Living	99	—	5,497	$797,813	40.7%	$53,923		34.1%
Skilled Nursing	52	6,348	236	600,974	30.7%	55,126		34.8%
Other (3)	1	118	—	11,918	0.6%	991		0.6%
Total Owned Properties	152	6,466	5,733	1,410,705	72.0%	110,040	(5)	69.5%

		Number of			Percentage	Interest Income		Percentage
	Number of	SNF	ALF	Gross	of	from Financing		of Total
Financing Receivable	Properties (1)	Beds	Units	Investments	Investments	Receivable		Revenues
Skilled Nursing	3	299	—	76,767	3.9%	1,762		1.1%
Total Financing Receivable	3	299	—	76,767	3.9%	1,762		1.1%

		Number of			Percentage	Interest Income		Percentage
	Number of	SNF	ALF	Gross	of	from Mortgage		of Total
Mortgage Loans	Properties (1)	Beds	Units	Investments	Investments	Loans		Revenues
Assisted Living	18	—	808	103,626	5.4%	6,730		4.3%
Skilled Nursing	23	2,891	—	287,349	14.6%	33,692		21.3%
Other (4)	—	—	—	2,683	0.1%	178		0.1%
Total Mortgage Loans	41	2,891	808	393,658	20.1%	40,600		25.7%

		Number of			Percentage	Interest		Percentage
	Number of	SNF	ALF	Gross	of	and other		of Total
Notes Receivable	Properties (1)	Beds	Units	Investments	Investments	Income		Revenues
Assisted Living	7	—	961	43,662	2.2%	3,590		2.3%
Skilled Nursing	—	—	—	15,311	0.8%	720		0.4%
Total Notes Receivable	7	—	961	58,973	3.0%	4,310		2.7%

		Number of			Percentage	Income from		Percentage
	Number of	SNF	ALF	Gross	of	Unconsolidated		of Total
Unconsolidated Joint Ventures	Properties (1)	Beds	Units	Investments	Investments	Joint Ventures		Revenues
Assisted Living	1	—	95	6,340	0.3%	450		0.3%
Under Development	—	—	—	13,000	0.7%	1,054		0.7%
Total Unconsolidated Joint Ventures	1	—	95	19,340	1.0%	1,504		1.0%

Total Portfolio	204	9,656	7,597	$1,959,443	100.0%	$158,216		100.0%

	Number	Number of			Percentage
	of	SNF	ALF	Gross	of
Summary of Properties by Type	Properties (1)	Beds (2)	Units (2)	Investments	Investments
Skilled Nursing	78	9,538	236	$980,401	50.0%
Assisted Living	125	—	7,361	951,441	48.6%
Under Development	—	—	—	13,000	0.7%
Other (3) (4)	1	118	—	14,601	0.7%
Total Portfolio	204	9,656	7,597	$1,959,443	100.0%
(1)	We have investments in owned properties, financing receivable, mortgage loans, notes receivable and unconsolidated joint ventures in 29 states to 32 different operators.

(2)	See Item 2. Properties for discussion of bed/unit count.

(3)	Includes three parcels of land held-for-use and one behavioral health care hospital.

(4)	Includes one parcel of land in Missouri securing a first mortgage held for future development of a post-acute SNF and one parcel of land in North Carolina securing a first mortgage held for future development of a seniors housing community.

(5)	Excludes $15,459 variable rental income from lessee reimbursement of our real estate taxes and $2,745 rental income from sold properties.

As of December 31, 2022, we had $1.6 billion in carrying value of net investments, consisting of $1.0 billion or 65.2% invested in owned and leased properties, $76.0 million or 4.9% invested in financing receivable, $0.4 billion or

24.9% invested in mortgage loans secured by first mortgages, $58.4 million or 3.7% in notes receivable and $19.3 million or 1.3% in unconsolidated joint ventures.

Rental income, income from financing receivable and interest income from mortgage loans represented 73.2%, 1% and 23.2%, respectively, of Total revenues on the Consolidated Statements of Income for the year ended December 31, 2022. In most instances, our lease structure contains annual rental escalations. Our leases that contain fixed annual rental escalations and/or have annual rental escalations that are contingent upon changes in the Consumer Price Index or the Medicare Market Basket Rate, are generally recognized on a straight-line basis over the minimum lease period. Certain leases have annual rental escalations that are contingent upon changes in the gross operating revenues of the property. This revenue is not recognized until the appropriate contingencies have been resolved. For the year ended December 31, 2022, we recognized a $1.4 million straight-line rental adjustment reflecting higher cash rent received than recorded as rental income and $1.1 million in amortization and write-off of lease incentives. For the remaining leases in place at December 31, 2022, assuming no modification or replacement of existing leases and no new leased investments are added to our portfolio, except for the potential subsequent lease extensions and the leases reported below under Update on Certain Operators, we currently expect that the non-cash straight-line rent portion of rental income will decrease from negative $1.4 million in 2022 to negative $1.9 million for projected annual 2023 which represents higher cash rent received than recorded as rental income. Our cash rental income is projected to increase from $130.7 million in 2022 to $120.8 million for projected annual 2023. At December 31, 2022, the straight-line rent receivable balance on the consolidated balance sheet was $21.8 million.

Many of our existing leases contain renewal options that, if exercised, could result in the amount of rent payable upon renewal being greater or less than that currently being paid. During the year ended December 31, 2022, we renewed one lease covering a 99-bed skilled nursing center in Oregon and a master lease covering 11 skilled nursing centers in Texas with a total of 1,444 beds. See Update on Certain Operators and Former Operators below for discussion regarding renewal of a master lease subsequent to December 31, 2022.

Some of our lease agreements provide purchase options allowing the lessees to purchase the properties they currently lease from us. See Item 8. FINANCIAL STATEMENTS— Note 5. Real Estate Investments. Owned Properties for a table that includes information about purchase options included in our lease agreements.

Update on Certain Operators and Former Operators

Anthem Memory Care

Anthem Memory Care (“Anthem”) operates 11 memory care communities under a master lease and was placed in default in 2017 resulting from Anthem’s partial payment of its minimum rent. However, we did not enforce our rights and remedies pertaining to the event of default, under the stipulation that Anthem achieves sufficient performance and pays agreed upon rent. Anthem increased their rent payment every year between 2017 and 2021. During the second and third quarter of 2022, we agreed to a certain temporary rent reduction totaling $1.5 million. During the fourth quarter of 2022, we received payment of Anthem’s $1.5 million temporary rent reduction and a return to Anthem’s previously agreed upon rent of $0.9 million per month. Accordingly, Anthem paid us the agreed upon annual cash rent of $10.8 million in 2022. Anthem is current on agreed upon rent payments through January and February 2023. We receive regular financial performance updates from Anthem and continue to monitor their performance obligations under the master lease agreement.

Brookdale Senior Living Communities, Inc

The Brookdale master lease matures on December 31, 2023 and provides three renewal options consisting of a two-year renewal option, a five-year renewal option and a 10-year renewal option. The first renewal option expires on February 28, 2023. The master lease provides Brookdale a $4.0 million capital commitment, which matures on February 28, 2023, at a yield of 7% with a reduced rate for qualified ESG projects. During the fourth quarter of 2022, we funded $1.5 million under Brookdale’s capital commitment. Accordingly, we have a remaining commitment of $0.9 million. Brookdale is current on rent payments through January and February 2023.

Other Operators

During the third quarter of 2022, we terminated a master lease with an operator and transitioned the communities to an existing LTC operator. In connection with the lease termination, we abated rent for June 2022 and have forgiven the former operator’s outstanding deferred rent balance of $7.1 million. Also, we paid the former operator a $0.5 million lease termination fee in exchange for cooperation and assistance in facilitating an orderly transition. The transitioned communities are operated pursuant to a new master lease with a two-year term, with zero rent for each of July, August, September, and October of 2022. Thereafter, cash rent is based on mutually agreed upon fair market rent. In conjunction with the new master lease, we paid the new operator a $0.4 million lease incentive payment which will be amortized as a yield adjustment to rental income over the two-year lease term. LTC is evaluating options for this portfolio.

A master lease covering two assisted living communities is scheduled to mature during 2023. One of the two communities is located in Kentucky. During the third quarter of 2022, we classified this community as held-for-sale and recorded an impairment loss of $1.3 million as a result of our decision to sell the community below our carrying value. We are negotiating a new lease for the other community which is located in Ohio.

Subsequent to December 31, 2022, a master lease covering two skilled nursing centers that was scheduled to mature in 2023 was renewed at the contractual rate for another five years extending the maturity to November 2028. The centers have a total 216 beds and are located in Florida.

Senior Care Centers, LLC – Former Operator

Senior Care Centers, LLC and affiliates and subsidiaries (“Senior Care”) filed for Chapter 11 bankruptcy in December 2018. During 2019, while in bankruptcy, Senior Care assumed LTC’s master lease and, in March 2020, Senior Care emerged from bankruptcy. Concurrent with their emergence from bankruptcy, in accordance with the order confirming Senior Care’s plan of reorganization, Abri Health Services, LLC (“Abri Health”) was formed as the parent company of reorganized Senior Care and became co-tenant and co-obligor with reorganized Senior Care under our master lease. In March 2021, Senior Care and Abri Health (collectively, “Lessee”) failed to pay rent and additional obligations owed under the master lease. Accordingly, we sent the lessee a notice of default and applied proceeds from letters of credit to certain obligations owed under the master lease. Furthermore, we sent the Lessee a notice of termination of the master lease to be effective April 17, 2021. On April 16, 2021, the Lessee filed for Chapter 11 bankruptcy. In August 2021, the United States Bankruptcy Court approved a settlement agreement between Lessee and LTC. The settlement provided for, among other things, a one-time payment of $3.3 million from LTC to the affiliates of Lessee in exchange for cooperation and assistance in facilitating an orderly transition of the 11 skilled nursing centers from the Lessee and its affiliates to affiliates of HMG Healthcare, LLC (“HMG”) which occurred on October 1, 2021. As of October 1, 2021, Senior Care and Abri Health no longer operate any properties in our portfolio.

Senior Lifestyle Corporation

During 2020, an affiliate of Senior Lifestyle (“Senior Lifestyle”) failed to pay its contractual obligations under its master lease. As a result, we applied their letter of credit and deposits to past due rent and to their outstanding notes receivable. Senior Lifestyle did not pay rent or its other obligations under the master lease since 2021. During 2021, we transitioned 18 assisted living communities previously leased to Senior Lifestyle to six operators. These communities are located in Illinois, Ohio, Wisconsin, Colorado, Pennsylvania and Nebraska. Also, during 2021, we sold three Wisconsin communities and a closed community in Nebraska previously leased to Senior Lifestyle for a combined total of $35.9 million. We received total proceeds of $34.8 million and recorded a net gain on sale of $5.4 million. During 2022, an assisted living community located in Colorado, which transitioned from Senior Lifestyle to a new operator during the first quarter of 2021, was closed and the lease was terminated. Additionally, during 2022, we transitioned the remaining community located in New Jersey under the Senior Lifestyle master lease to an existing operator. Accordingly, as of December 31, 2022, Senior Lifestyle does not operate any properties in our portfolio.

2022 Transactions Overview

The following tables summarizes our transactions in 2022 (dollar amounts in thousand):

Investment in Owned Properties

	Number	Type	Number	Initial		Total	Total
	of	of	of	Cash	Purchase	Transaction	Acquisition
State	Properties	Properties	Beds/Units	Yield	Price	Costs	Costs
Texas (1)	4	SNF	339	8.0%	$51,534	$283	$51,817
(1)	The properties are leased to an affiliate of an existing operator under a 10-year lease with two 5-year renewal options. Additionally, the lease allows the operator to elect for either an earn-out payment or purchase option. If neither option is elected within the timeframe defined in the lease, both elections are terminated. The earn-out payment is available, contingent on achieving certain thresholds per the lease, beginning at the end of the second lease year through the end of the fifth lease year. The purchase option is available beginning in the sixth lease year through the end of the seventh lease year. The initial cash yield is 8% for the first lease year increasing to 8.25% for the second year, then increases annually by 2.0% to 4.0% based on the change in the Medicare Market Basket Rate. In connection with the transition, we provided the lessee a 10-year working capital loan for up to $2,000 at 8% for the first year, increasing to 8.25% for the second year, then increasing annually with the lease rate. At December 31, 2022, the working capital loan had an outstanding balance of $1,642.

Investment in Development and Improvement Projects

	Developments	Improvements
Assisted Living Communities	$105	$5,538
Skilled Nursing Centers	—	2,897
Other	—	559
Total	$105	$8,994

Sold Properties

	Type	Number	Number
	of	of	of	Sales	Carrying	Net
State	Properties	Properties	Beds/Units	Price	Value	Gain (Loss) (1)
California	ALF	2	232	$43,715	$17,832	$25,867
California	SNF	1	121	13,250	1,846	10,846
Texas	SNF	1	—	485	697	(441)
Virginia	ALF	1	74	16,895	15,549	1,344	(2)
n/a	n/a	—	—	—	—	214	(3)
		5	427	$74,345	$35,924	$37,830
(1)	Calculation of net gain (loss) includes cost of sales and write-off of straight-line rent receivable and lease incentives, when applicable.

(2)	In connection with this sale, the former operator paid us a lease termination fee of $1,181 which is not included in the gain on sale.

(3)	We recognized additional gain due to the reassessment adjustment of the holdbacks related to properties sold during 2020 and 2019, under the expected value model per ASC Topic 606, Contracts with Customers.

Financing Receivable

Financing Receivable. During 2022, we entered into a joint venture and contributed $61.7 million into the JV that purchased three skilled nursing centers located in Florida for $75.8 million. Our JV partner contributed the remaining $14.3 million of equity. The JV leased the centers back to an affiliate of the seller under a 10-year master lease, with two five-year renewal options and provided the seller-lessee with a purchase option, exercisable at the beginning of the fourth year through the end of the fifth year. Accordingly, the transaction has been accounted for as a Financing receivable on our Consolidated Balance Sheets. During 2022, we recognized $1.8 million of Interest income from financing receivable on our Consolidated Statements of Income. Additionally, we recorded $0.8 million provision for expected loan losses during 2022.

Subsequent to December 31, 2022, we entered into a $121.3 million JV with an affiliate of an existing operator and contributed $117.9 million into the JV that purchased 11 assisted living and memory care communities from an affiliate of our JV partner. The JV leased the communities back to an affiliate of the seller under a 10-year master lease, with two five-year renewal options. The contractual initial cash yield of 7.25% increases to 7.5% in year three then escalates thereafter based on CPI subject to a floor of 2.0% and a ceiling of 4.0%. Additionally, the JV provided the seller-lessee with a purchase option to buy up to 50% of the properties at the beginning of the third lease year and the remaining properties at the beginning of the fourth lease year through the end of the sixth lease year, with an exit Internal Rate of Return (“IRR”) of 9.0%. In accordance with GAAP, the communities acquired by the JV are required to be presented as a Financing receivable on our Consolidated Balance Sheets.

Investment in Mortgage Loans

Originations and funding under mortgage loans receivable	$40,732	(1) (2)
Application of interest reserve	6,192
Scheduled principal payments received	(1,175)
Mortgage loan premium amortization	(6)
Provision for loan loss reserve	(457)
Net increase in mortgage loans receivable	$45,286
(1)	Subsequent to December 31, 2022, we originated a $10,750 mortgage loan secured by a MC located in North Carolina. The loan carries a two-year term with an interest-only rate of 7.25% and an IRR of 9.0%.

(2)	We originated two senior mortgage loans, secured by four ALFs operated by an existing operator, as well as a land parcel in North Carolina. The communities have a combined total of 217 units, with an average age of less than four years. The land parcel is approximately 7.6 acers adjacent to one of the ALFs and is being held for the future development of a seniors housing community. The mortgage loans have a four-year term, an interest rate of 7.25% and an IRR of 8%. We also funded an additional $2,000 under an existing mortgage loan.

Investment in Notes Receivable

Advances under notes receivable	$37,192	(1)
Principal payments received under notes receivable (2)	(6,843)
Provision for credit losses	(303)
Net increase in notes receivable	$30,046
(1)	Includes origination of a $25,000 mezzanine loan for the recapitalization of five ALFs located in Oregon and Montana. Additionally includes origination of a working capital loan for a commitment of up to $2,000, of which $1,867 has been funded and $9,761 of funding under a working capital loan to HMG.

(2)	Subsequent to December 31, 2022, we received $4,545, which includes a prepayment fee and the exit IRR totaling $190, from a mezzanine loan early payoff. The mezzanine loan was on a 136-unit ILF in Oregon.

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

The following table reflects our recent historical trends of concentration risk (gross investment, in thousands):

	12/31/22	9/30/22	6/30/22	3/31/22	12/31/21
Asset mix:
Real property	$1,410,705	$1,408,402	$1,409,937	$1,409,625	$1,408,557
Financing receivable	76,767	76,267	—	—	—
Loans receivable	393,658	386,868	383,647	350,037	347,915
Notes receivable	58,973	59,014	58,794	62,127	28,623
Unconsolidated joint ventures	19,340	19,340	19,340	19,340	19,340
Real estate investment mix:
Assisted living communities	$951,441	$945,552	$942,581	$956,642	$929,113
Skilled nursing centers	980,401	976,753	901,911	858,150	849,182
Under development	13,000	13,000	13,000	13,000	13,000
Other (1)	14,601	14,586	14,226	13,337	13,140
Operator mix:
Prestige Healthcare (1)	$271,476	$271,851	$271,853	$272,326	$272,453
ALG Senior	192,699	189,533	110,075	76,715	74,888
HMG Healthcare	175,835	174,107	175,532	180,662	171,920
Anthem Memory Care	139,176	139,176	139,176	139,176	139,176
Brookdale Senior Living	106,010	104,461	103,831	103,136	102,921
Remaining operators	1,074,247	1,070,763	1,071,251	1,069,114	1,043,077
Geographic mix:
Texas	$327,490	$325,380	$326,983	$274,803	$274,626
Michigan	280,389	280,932	280,934	281,407	281,512
Florida	158,892	158,175	81,525	80,815	80,540
Wisconsin	114,838	114,838	114,729	114,729	114,538
Colorado	104,795	104,760	104,651	104,514	104,514
Remaining states	973,039	965,806	962,896	984,861	948,705
(1)	As of December 31, 2022, we have three parcels of land. These parcels are located adjacent to properties securing the Prestige Healthcare mortgage loan and are managed by Prestige.

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

Balance Sheet Metrics

	Year Ended		Quarter Ended
	12/31/22		12/31/22			9/30/22			6/30/22			3/31/22			12/31/21
Debt to gross asset value	37.4%		37.4%		(1)	38.9%		(3)	37.6%		(1)	39.6%		(3)	38.4%
Debt to market capitalization ratio	34.4%		34.4%			34.4%		(4)	32.2%		(5)	33.4%		(6)	35.0%
Interest coverage ratio (7)	4.3	x	4.4	x	(2)	4.2	x		4.3	x		4.4	x		4.3	x
Fixed charge coverage ratio (7)	4.3	x	4.4	x	(2)	4.2	x		4.3	x		4.4	x		4.3	x
(1)	Decreased due to decrease in outstanding debt and increase in gross asset value.

(2)	Increased due to increase in interest expense partially offset by increase in rental income and interest income from financing receivable.

(3)	Increased due to increase in outstanding debt partially offset by increase in gross asset value.

(4)	Increased due to decrease in market capitalization and increase in outstanding debt primarily related to investments.

(5)	Decreased due to decrease in outstanding debt and increase in market capitalization.

(6)	Decreased due to increase in market capitalization partially offset by increase in outstanding debt.

(7)	In calculating our interest coverage and fixed charge coverage ratios above, we use EBITDAre, which is a financial measure not derived in accordance with GAAP (non-GAAP financial measure). EBITDAre and Adjusted EBITDAre are not alternatives to net income, operating income or cash flows from operating activities as calculated and presented in accordance with GAAP. You should not rely on EBITDAre and Adjusted EBITDAre as a substitute for any such GAAP financial measures or consider it in isolation, for the purpose of analyzing our financial performance, financial position or cash flows. Net income is the most directly comparable GAAP measure to EBITDAre and Adjusted EBITDAre.

	Year to Date		Quarter Ended
	12/31/22		12/31/22		9/30/22		6/30/22		3/31/22		12/31/21
Net income	$100,584		$18,198		$13,389		$54,490		$14,507		$12,930
Less/Add: (Gain)/loss on sale	(37,830)		(21)		387		(38,094)		(102)		(70)
Add: Impairment loss	3,422		2,136		1,286		—		—		—
Add: Interest expense	31,437		8,830		7,941		7,523		7,143		6,933
Add: Depreciation and amortization	37,496		9,294		9,385		9,379		9,438		9,449
EBITDAre	$135,109		$38,437		$32,388		$33,298		$30,986		$29,242
Add (less): Non-recurring one-time items	824	(1) (2) (3)	—		1,260	(1)	(859)	(2)	423	(3)	869	(4)
Adjusted EBITDAre	$135,933		$38,437		$33,648		$32,439		$31,409		$30,111

Interest expense	$31,437		$8,830		$7,941		$7,523		$7,143		$6,933
Interest incurred	$31,437		$8,830		$7,941		$7,523		$7,143		$6,933

Interest coverage ratio	4.3	x	4.4	x	4.2	x	4.3	x	4.4	x	4.3	x

Interest incurred	$31,437		$8,830		$7,941		$7,523		$7,143		$6,933
Total fixed charges	$31,437		$8,830		$7,941		$7,523		$7,143		$6,933

Fixed charge coverage ratio	4.3	x	4.4	x	4.2	x	4.3	x	4.4	x	4.3	x
(1)	Represents $500 lease termination fee paid to a former operator in exchange for cooperation in facilitating an orderly transition and $760 provision for credit losses related to the origination of financing receivable during the third quarter of 2022.

(2)	Represents the $1,181 lease termination fee income received in connection with the sale of a 74-unit ALF partially offset by $322 provision for credit losses related to the origination of two mortgage loans during the second quarter of 2022.

(3)	Represents the provision for credit losses related to the origination of a $25,000 mezzanine loan ($250) and a lease incentive balance write-off ($173) related to a closed property and subsequent lease termination.

(4)	Represents the provision for credit losses related to the origination of $86,900 of mortgage loans.

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

Operating Results

Year ended December 31, 2022 compared to year ended December 31, 2021 (in thousands):

	Years ended December 31,
	2022		2021		Difference
Revenues:
Rental income	$128,244		$121,125		$7,119	(1)
Interest income from financing receivable	1,762		—		1,762	(2)
Interest income from mortgage loans	40,600		32,811		7,789	(3)
Interest and other income	4,547		1,386		3,161	(4)
Total revenues	175,153		155,322		19,831

Expenses:
Interest expense	31,437		27,375		(4,062)	(5)
Depreciation and amortization	37,496		38,296		800	(6)
Impairment loss	3,422		—		(3,422)	(7)
Provision for credit losses	1,528		1,021		(507)	(8)
Transaction costs	828		4,433		3,605	(9)
Property tax expense	15,486		15,392		(94)
General and administrative expenses	23,706		21,460		(2,246)	(10)
Total expenses	113,903		107,977		(5,926)

Other operating income:
Gain on sale of real estate, net	37,830	(11)	7,462	(12)	30,368
Operating income	99,080		54,807		44,273
Income from unconsolidated joint ventures	1,504		1,417		87
Net income	100,584		56,224		44,360
Income allocated to non-controlling interests	(560)		(363)		(197)
Net income attributable to LTC Properties, Inc.	100,024		55,861		44,163
Income allocated to participating securities	(580)		(458)		(122)
Net income available to common stockholders	$99,444		$55,403		$44,041
(1)	Increased primarily due to rent received from transitioned portfolios, lease termination fee income of $1,181 received in connection with the sale of a 74-unit ALF, rental income from acquisitions, completed development projects and annual rent escalations partially offset by property sales.

(2)	Represents revenue from the acquisition of three SNFs located in Florida for $75,825. In accordance with ASC 842, this transaction is presented as Financing Receivable on our Consolidated Statements of Balance Sheet. See Note 5. Real Estate Investments within our consolidated financial statements for more information.

(3)	Increased primarily due to mortgage loan originations during 2022 and 2021 fourth quarter.

(4)	Increased primarily due to a mezzanine loan origination during the first quarter of 2022 and third quarter of 2021 and additional funding under working capital loans partially offset by loan payoffs.

(5)	Increased primarily due to the origination of two $50,000 term loans in the fourth quarter of 2021, issuance of $75,000 senior unsecured notes during the second quarter of 2022 and higher interest rates on our line of credit in 2022.

(6)	Decreased due to property sales.

(7)	Represents impairment loss related to a 60-unit ALF in Kentucky, a 70-unit ALF in Florida and a closed MC located in Florida. See Note 5. Real Estate Investments within our consolidated financial statements for more information.

(8)	Increased primarily due to the financing receivable origination, as discussed in (2) above, mortgage and mezzanine loan originations and capital improvement funding offset by scheduled principal paydowns.

(9)	Decreased primarily due to the Senior Care and Abri Health settlement and related fees paid during 2021.

(10)	Increased due to conference sponsorships and travel, property maintenance expense for closed properties, higher incentive compensation charges and increase in overall costs due to inflationary pressures.

(11)	Represents the net gain on sale of $38,057 related to a SNF located in California and three ALFs located in Virginia and California and $214 quarterly reassessment of prior years’ sale holdbacks partially offset by the net loss on sale of $441 related to a closed SNF in Texas.

(12)	Represents the net gain on sale of $8,157 related to a SNF in Washington and three ALFs in Wisconsin and $363 quarterly reassessment of prior years’ sale holdbacks partially offset by the net loss of sale of $1,058 related to a closed ALF in Nebraska and a closed ALF in Florida.

Year ended December 31, 2021 compared to year ended December 31, 2020 (in thousands):

	Years ended December 31,
	2021		2020		Difference
Revenues:
Rental income	$121,125		$126,094		$(4,969)	(1)
Interest income from mortgage loans	32,811		31,396		1,415	(2)
Interest and other income	1,386		1,847		(461)	(3)
Total revenues	155,322		159,337		(4,015)

Expenses:
Interest expense	27,375		29,705		2,330	(4)
Depreciation and amortization	38,296		39,071		775
Impairment loss	—		3,977		3,977	(5)
Provision (recovery) for credit losses	1,021		(3)		(1,024)	(6)
Transaction costs	4,433		299		(4,134)	(7)
Property tax expense	15,392		15,065		(327)
General and administrative expenses	21,460		19,710		(1,750)	(8)
Total expenses	107,977		107,824		(153)

Other operating income:
Gain on sale of real estate, net	7,462	(9)	44,117	(10)	(36,655)
Operating income	54,807		95,630		(40,823)
Gain from property insurance proceeds	—		373	(11)	(373)
Loss on unconsolidated joint ventures	—	(11)	(758)	(12)	758
Impairment loss from investments in unconsolidated joint ventures	—		—		—
Income from unconsolidated joint ventures	1,417		432		985	(13)
Net income	56,224		95,677		(39,453)
Income allocated to non-controlling interests	(363)		(384)		21
Net income attributable to LTC Properties, Inc.	55,861		95,293		(39,432)
Income allocated to participating securities	(458)		(422)		(36)
Net income available to common stockholders	$55,403		$94,871		$(39,468)
(1)	Decreased primarily due to defaults of lease obligations from Senior lifestyle and Senior Care and Abri Health, abated and deferred rent, net of repayment, a $758 straight-line rent receivable write-off during 2021, a decrease in property tax revenue, reduced rent from sold properties and 50% reduction of 2021 rent escalations partially offset by a $23,214 write-off of straight-line rent receivable and lease incentive balances related to three operators during 2020, increased rent from re-leasing 18 properties previously leased to Senior lifestyle, completed development projects and contractual rent increases.

(2)	Increased due to mortgage loan originations and capital improvement funding offset by scheduled principal paydowns and 50% reduction of 2021 interest escalations.

(3)	Decreased primarily due to the payoff of a mezzanine loan offset by additional notes receivable funding.

(4)	Decreased due to scheduled principal payments on our senior unsecured notes and lower interest rates under our unsecured revolving line of credit partially offset by higher interest rates on $100,000 of new term loans in fourth quarter of 2021 and higher outstanding balances under our unsecured revolving line of credit.

(5)	Represents impairment losses related to a 48-unit ALF in Colorado and a 61-unit ALF in Florida.

(6)	Increased primarily due to mortgage originations and capital improvement funding offset by scheduled principal paydowns.

(7)	Increased due to Senior Care and Abri Health settlement and related fees.

(8)	Increased primarily due to higher incentive compensation expense, an increase in non-cash restricted stock and performance-based stock vesting expense and additional employees.

(9)	Represents the net gain on sale of $2,562 related to a SNF in Washington, $5,595 related to three ALFs in Wisconsin and $363 of quarterly reassessment of the prior years’ sale holdbacks partially offset by the net loss on sale of $200 related to a closed ALF in Nebraska and the net loss on sale of $858 related to a closed property in Florida.

(10)	Represents net gain on sale of 21 SNFs and additional gain due to quarterly reassessment of prior years’ sale holdbacks.

(11)	Represents gain on insurance proceeds related to a 114-bed SNF in Texas sold during the first quarter of 2020.

(12)	Relates to the sale of properties comprising a joint venture in which we had a preferred equity investment with Senior lifestyle.

(13)	Increased due to preferred equity investments in two unconsolidated joint ventures.

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

The following table reconciles net income available to common stockholders to FFO attributable to common stockholders (unaudited, amounts in thousands, except per share amounts):

	For the Year Ended December 31,
	2022		2021	2020
GAAP net income available to common stockholders	$99,444		$55,403	$94,871
Add: Depreciation and amortization	37,496		38,296	39,071
Add: Impairment loss	3,422		—	3,977
Add: Loss on unconsolidated joint ventures	—		—	758
Less: Gain on sale of real estate, net	(37,830)		(7,462)	(44,117)
NAREIT FFO attributable to common stockholders	$102,532		$86,237	$94,560
NAREIT FFO attributable to common stockholders per share:
Basic	$2.57		$2.20	$2.41
Diluted	$2.56	(1)	$2.20	$2.41
Weighted average shares used to calculate NAREIT FFO per share:
Basic	39,894		39,156	39,179
Diluted	40,296	(2)	39,156	39,264	(3)
(1)	Includes the effect of participating securities.

(2)	Diluted weighted average shares used to calculate FFO per share includes the effect of performance-based stock units and participating securities.

(3)	Diluted weighted average shares used to calculate FFO per share includes the effect of performance-based stock units.

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

Impairment of Long-Lived Assets

Assets that are classified as held-for-use are periodically evaluated for impairment when events or changes in circumstances indicate that the asset may be impaired or the carrying amount of the asset may not be recoverable through future undiscounted cash flows. Where indicators of impairment exist, the estimation required in the undiscounted future cash flow assumption includes management’s probability-weighting of various scenarios such as modifying the lease with the existing operator, identifying a replacement operator or sale of the real property investment. In addition, the undiscounted future cashflows include management’s assumptions of rental revenues, net operating income, capitalization rates and expected hold periods. In determining fair value, we use current appraisals or other third-party opinions of value and other estimates of fair value such as estimated discounted future cash flows.

Collectability of operator obligations

We assess the collectability of substantially all our lease payments through maturity. If collectability is not probable, all or a portion of our straight-line rent receivables and other lease receivables may be written-off. In order to assess our lease payments for collectability, we make assumptions that include evaluating lessee’s payment history, the financial strength of the lessee, future market conditions and contractual rents, and timing of expected payments. Our ability to accurately predict collectability of substantially all of our lease payments impacts the timing of straight-line rent and other lease receivable write-offs, if any. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our consolidated financial statements.

Liquidity and Capital Resources

Sources and Uses of Cash

As of December 31, 2022, we had a total of $10.4 million of cash and cash equivalents, $270.0 million available under our unsecured revolving line of credit and the potential ability to access the capital markets through the issuance of $130.6 million of common stock under our Equity Distribution Agreements. Furthermore, we have the ability to access the capital markets through the issuance of debt and/or equity securities under an automatic shelf registration statement.

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

The operating results of the properties will be impacted by various factors over which the operators/owners may have no control. Those factors include, without limitation, the health of the economy, inflation pressures, employee availability and cost, changes in supply of or demand for competing seniors housing and health care facilities, ability to hire and maintain qualified staff, ability to control rising operating costs, the potential for significant reforms in the health care industry, and the ongoing impact of COVID-19. In addition, our future growth in net income and cash flow may be adversely impacted by various proposals for changes in the governmental regulations and financing of the health care industry, and the continuing impact of COVID-19 or the impact of any other infectious disease outbreaks. We cannot presently predict what impact these potential events may have, if any. We believe that adequate provision has been made for the possibility of loans proving uncollectable but we will continually evaluate the financial status of the operations of the seniors housing and health care properties. In addition, we will monitor our borrowers and the underlying collateral for mortgage loans and will make future revisions to the provision, if considered necessary.

Depending on our borrowing capacity, compliance with financial covenants, ability to access the capital markets, and the payment of dividends may be negatively impacted. We continuously evaluate the availability of cost-effective capital and believe we have sufficient liquidity for our current dividend, corporate expenses and additional capital investments in 2023.

Our investments, principally our investments in owned properties, financing leases and mortgage loans, are subject to the possibility of loss of their carrying values as a result of changes in market prices, interest rates and inflationary expectations. The effects on interest rates may affect our costs of financing our operations and the fair market value of our financial assets. Generally, our leases have agreed upon annual increases and our loans have predetermined increases in interest rates. Inasmuch as we may initially fund some of our investments with variable interest rate debt, we would be at risk of net interest margin deterioration if medium and long-term rates were to increase.

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

	Year Ended December 31,		Change
Cash provided by (used in):	2022	2021	$
Operating activities	$105,586	$91,184	$14,402
Investing activities	(119,949)	(69,786)	(50,163)
Financing activities	19,581	(24,009)	43,590
Increase (decrease) in cash and cash equivalents	5,218	(2,611)	7,829
Cash and cash equivalents, beginning of period	5,161	7,772	(2,611)
Cash and cash equivalents, end of period	$10,379	$5,161	$5,218

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

In advance of expiration of the Original Credit Agreement, during the fourth quarter of 2021, we entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”) to replace the Original Credit Agreement. The Credit Agreement decreased the aggregate commitment of the lenders under the Original Credit Agreement to $500.0 million comprised of a $400.0 million revolving credit facility (the “Revolving Line of Credit”) and two $50.0 million term loans (the “Term Loans”). The Credit Agreement permits us to request increases to the Revolving Line of Credit and Term Loans commitments up to a total of $1.0 billion, extends the maturity of the Revolving Line of Credit to November 19, 2025 and provides for a one-year extension option at our discretion, subject to customary conditions. The Term Loans mature on November 19, 2025 and November 19, 2026. During the fourth quarter of 2022, we entered into the First Amendment to the Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”) to replace London Interbank Offered Rate (“LIBOR”) with the Secured Overnight Financing Rate (“SOFR”), plus a credit spread adjustment of 10 basis points, (“Adjusted SOFR”) as the reference rate for purpose of calculating interest under the Amended Credit Agreement. Other material terms of the Credit Agreement remain unchanged. Based on our leverage at December 31, 2022, the Revolving Line of Credit provides for interest annually at Adjusted SOFR plus 115 points and a facility fee of 20 basis point and the Term Loans provide for interest annually at Adjusted SOFR plus 135 points.

Interest Rate Swap Agreement. In connection with entering into the Term Loans as discussed above, we entered into two receive variable/pay fixed interest rate swap agreements (“Interest Rate Swaps”) with maturities of November 19, 2025 and November 19, 2026, respectively, that will effectively lock-in the forecasted interest payments on the Term Loan borrowings over the four and five year terms of the loans. The Interest Rate Swaps are considered cash flow hedges and are recorded on our Consolidated Balance Sheets at fair value, with changes in the fair value of these instruments recognized in Accumulated other comprehensive income (loss) on our Consolidated Balance Sheets. In connection with entering into the Amended Credit Agreement discussed above, we entered into amendments to our Interest Rate Swaps to account for SOFR as the updated reference rate in the Amended Credit Agreement. During 2022 and 2021, we recorded a $8.9 million increase and $0.2 million decrease, respectively, in fair value of Interest Rate Swaps.

Senior Unsecured Notes. We have senior unsecured notes held by institutional investors with interest rates ranging from 3.66% to 5.03%. The senior unsecured notes mature between 2024 and 2033. During 2022, we sold $75.0 million aggregate principal amount of 3.66% senior unsecured notes. The notes have an average 10-year life, scheduled principal payments and mature in May 2033.

The debt obligations by component as of December 31, 2022 are as follows (dollar amounts in thousands):

	Applicable		Available
	Interest	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing
Revolving line of credit (2)	5.38%	$130,000	$270,000
Term loans, net of debt issue costs	2.69%	99,511	—
Senior unsecured notes, net of debt issue costs (3)	4.25%	538,343	—
Total	4.24%	$767,854	$270,000
(1)	Represents weighted average of interest rate as of December 31, 2022.

(2)	Subsequent to December 31, 2022, we borrowed $162,700 under our Revolving Line of Credit. Accordingly, we have $292,700 outstanding and $107,300 available for borrowing under our Revolving Line of Credit.

(3)	Subsequent to December 31, 2022, we paid $7,000 under our senior unsecured notes. Accordingly, we have $531,343 outstanding, net of debt issue costs, under our senior unsecured notes.

Our debt borrowings and repayments during the year ended December 31, 2022, are as follows (in thousands):

Debt Obligations	Borrowings	Repayments
Revolving line of credit (1)	$194,000	$(174,900)
Senior unsecured notes (2)	75,000	(48,160)
Total	$269,000	$(223,060)
(1)	Subsequent to December 31, 2022, we borrowed $162,700 under our Revolving Line of Credit. Accordingly, we have $292,700 outstanding and $107,300 available for borrowing under our Revolving Line of Credit.

(2)	Subsequent to December 31, 2022, we paid $7,000 under our senior unsecured notes. Accordingly, we have $531,343 outstanding, net of debt issue costs, under our senior unsecured notes.

Equity

Non-controlling Interests. We have entered into partnerships to develop and/or own real estate. Given that our limited members do not have substantive kick-out rights, liquidation rights, or participation rights, we have concluded that the partnerships are VIEs. Since we exercise power over and receive benefits from the VIEs, we are considered the primary beneficiary. Accordingly, we consolidate the VIEs and record the non-controlling interests at cost. As of December 31, 2022, we have the following consolidated VIEs (in thousands):

					Gross
Investment			Property		Consolidated	Non-Controlling
Year (1)	Purpose		Type	State	Assets	Interests
2022	Owned real estate	(2)	SNF	FL	$76,767	$14,325
2018	Owned real estate		ILF	OR	14,650	2,906
2018	Owned real estate and development		ALF/MC	OR	18,452	1,164
2017	Owned real estate and development		ILF/ALF/MC	WI	22,007	2,305
2017	Owned real estate		ALF/MC	SC	11,680	1,241
Total					$143,556	$21,941
(1)	Subsequent to December 31, 2022, we entered into a $121,321 JV with an affiliate of an existing operator and contributed $117,900 into the JV that purchased 11 ALF and MC from an affiliate of our JV partner. The JV leased the communities back to an affiliate of the seller under a 10-year master lease, with two five-year renewal options. The contractual initial cash yield of 7.25% increases to 7.5% in year three then escalates thereafter based on CPI subject to a floor of 2.0% and a ceiling of 4.0%. Additionally, the JV provided the seller-lessee with a purchase option to buy up to 50% of the properties at the beginning of the third lease year and the remaining properties at the beginning of the fourth lease year through the end of the sixth lease year, with an exit IRR of 9.0%. In accordance with GAAP, the communities acquired by the JV are required to be presented as a Financing receivable on our Consolidated Balance Sheets. See Note 2. Summary of Significant Accounting Policies and Note 5. Real Estate Investments for more information.

(2)	During 2022, we entered into a joint venture and contributed $61,661 into the JV that purchased three SNFs located in Florida for $75,825. Our JV partner contributed the remaining $14,325 of equity. The JV leased the centers back to an affiliate of the seller under a 10-year master lease, with two five-year renewal options and provided the seller-lessee with a purchase option, exercisable at the beginning of the fourth year through the end of the fifth year. In accordance with GAAP, the centers acquired by the JV are required to be presented as a Financing receivable on our Consolidated Balance Sheets. See Note 2. Summary of Significant Accounting Policies and Note 5. Real Estate Investments for more information.

At December 31, 2022, we had 41,262,191 shares of common stock outstanding, equity on our balance sheet totaled $850.3 million and our equity securities had a market value of $1.5 billion. During the year ended December 31, 2022, we declared and paid $91.5 million of cash dividends.

Common Stock. We have separate equity distribution agreements (collectively, “Equity Distribution Agreements”) to offer and sell, from time to time, up to $200.0 million in aggregate offering price of our common shares. The Equity Distribution Agreements provide for sales of common shares to be made by means of ordinary brokers’ transactions, which may include block trades, or transactions that are deemed to be “at the market” offerings. During the year ended December 31, 2022, we sold 1,792,400 shares of common stock for $68.2 million in net proceeds under our Equity Distribution Agreements. In conjunction with the sale of common stock, we incurred $0.5 million costs associated with this agreement which have been recorded in additional paid in capital as a reduction of proceeds received. At December 31, 2022, we had $130.6 million available under our equity distribution agreement.

During 2022, we acquired 39,463 shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations. Subsequent to December 31, 2022, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of January, February and March 2023, payable on January 31, February 28 and March 31, 2023, respectively, to stockholders of record on January 23, February 17, and March 23, 2023, respectively.

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

Restricted Stock and Performance-based Stock Units. During 2022, we granted 221,542 shares of restricted common stock and performance-based stock units under the 2021 Plan as follows:

No. of	Price per
Shares	Share	Award Type	Vesting Period
122,865	$33.94	Restricted stock	ratably over 3 years
86,332	$33.94	Performance-based stock units	TSR targets (1)
12,345	$38.48	Restricted stock	May 25,2023
221,542
(1)	Vesting is based on achieving certain total shareholder return (“TSR”) targets in 4 years with acceleration opportunity in 3 years.

At December 31, 2022, the remaining compensation expense to be recognized related to the future service period of unvested outstanding restricted common stock and performance-based stock units are as follows (dollar amounts in thousands):

Remaining
Compensation
Vesting Date	Expense
2023	$5,603
2024	2,853
2025	309
Total	$8,765

Stock Options. We did not issue any stock options during the year ended December 31, 2022. At December 31, 2022, we have 10,000 stock options outstanding and exercisable.

Material Cash Requirements

We monitor our contractual obligations and commitments detailed above to ensure funds are available to meet obligations when due. The following table represents our long-term contractual obligations (scheduled principal payments and amounts due at maturity) as of December 31, 2022, excluding the effects of interest and debt issue costs (in thousands):

	Total		2023		2024	2025		2026		2027	Thereafter
Revolving line of credit	$130,000	(1)	$—		$—	$130,000	(1)	$		$—	$—
Term loans	100,000		—		—	50,000			50,000	—	—
Senior unsecured notes	539,820	(2)	49,160	(2)	49,160	49,500			51,500	54,500	286,000
	$769,820		$49,160		$49,160	$229,500			$101,500	$54,500	$286,000
(1)	Subsequent to December 31, 2022, we had a net borrowing of $162,700 under our unsecured revolving line of credit. Accordingly, we have $292,700 outstanding and $107,300 available for borrowing under our unsecured revolving line of credit.

(2)	Subsequent to December 31, 2022, we paid $7,000 under our senior unsecured notes, accordingly we have $531,343 outstanding, net of debt issue costs, under our senior unsecured notes.

The following table represents our projected interest expense, excluding capitalized interest, amortization of debt issue costs and bank fees, as of December 31, 2022 (in thousands):

	Total	2023	2024	2025	2026	2027	Thereafter
Revolving line of credit	$22,475	$7,898	$7,919	$6,658	$—	$—	$—
Term loans	9,265	2,727	2,734	2,570	1,234	—	—
Senior unsecured notes	114,749	21,748	19,492	17,281	15,218	13,154	27,856
	$146,489	$32,373	$30,145	$26,509	$16,452	$13,154	$27,856

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

We do not utilize forward or option contracts, or foreign currencies or commodities, or other types of derivative financial instruments, with exception of interest rate swaps, nor do we engage in “off-balance sheet” transactions. The purpose of the following disclosure is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of December 31, 2022.

Our future earnings, cash flows and estimated fair values relating to financial instruments are dependent upon prevalent market rates of interest, such as SOFR or term rates of U.S. Treasury Notes. Changes in interest rates generally impact the fair value, but not future earnings or cash flows, of mortgage loans receivable and fixed rate debt. Our mortgage loans receivable and debt, such as our senior unsecured notes, are primarily fixed-rate instruments. Also, we have two interest rate swap agreements to effectively lock-in the forecasted interest payments on our term loans which are based on SOFR. For variable rate debt, such as our revolving line of credit, changes in interest rates generally do not impact the fair value, but do affect future earnings and cash flows.

At December 31, 2022, the fair value of our financing receivable using a 7.6% discount rate was approximately $76.0 million. A 1% increase in such rate would decrease their estimated fair value by $1.9 million while a 1% decrease in such rate would increase their value by $2.0 million. At December 31, 2022, the fair value of our mortgage loans receivable using a 9.3% discount rate was approximately $461.3 million. A 1% increase in such rate would decrease the estimated fair value of our mortgage loans by approximately $30.8 million while a 1% decrease in such rate would increase their estimated fair value by approximately $35.1 million. At December 31, 2022, the fair value of our notes receivable using a 7.1% discount rate approximately $61.9 million. A 1% increase in such rate would decrease the estimated fair value of our notes receivable by approximately $1.7 million. while a 1% decrease in such rate would increase their estimated fair value by approximately $1.8 million. At December 31, 2022, the fair value of our senior unsecured notes using a 6.5% discount rate for those maturing before year 2030 and 7.0% discount rate for those maturing at or beyond year 2030 was approximately $477.7 million. A 1% increase in such rate would decrease the estimated fair value of our senior unsecured notes by approximately $19.7 million while a 1% decrease in such rate would increase their estimated fair value by approximately $21.0 million. These discount rates were measured based upon management’s estimates of rates currently prevailing for comparable loans available to us and instruments of comparable maturities.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of LTC Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LTC Properties, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Real Property Investments
Description of the Matter

At December 31, 2022, the carrying value of the Company’s real property investments was $1.0 billion. As discussed in Note 2 of the consolidated financial statements, the real property investments are periodically evaluated for events or changes in circumstances that indicate the assets may be impaired or the carrying amount of the assets may not be recoverable. When impairment indicators are identified, management calculates the future undiscounted cash flows for the real property investment.

Auditing the Company’s evaluation of whether its real estate investments are recoverable was complex and involved a high degree of subjectivity in evaluating management’s assumptions in estimating future cash flows as they are based on assumptions about future market and economic conditions. The estimation required in the undiscounted future cash flow assumptions includes management’s probability-weighting of various scenarios such as modifying the lease with the existing operator, identifying a replacement operator, or sale of the real property investment.  In addition, the undiscounted future cash flows include management’s assumptions of rental revenues, net operating income, capitalization rates and expected hold periods.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over the Company’s real property investments impairment assessment process.  For example, we tested controls over management’s process for estimating and evaluating the assumptions used in the calculations of the future undiscounted cash flows for real property investments where impairment indicators existed.

For real property investments with identified indicators of impairment, we performed audit procedures over the Company’s estimation of the real property investments’ undiscounted future cash flows. For example, we compared significant assumptions used to estimate future cash flows to the Company’s historical accounting records or to available market data. We also tested the mathematical accuracy of management’s forecasted cash flows.  Additionally, for certain assumptions, we performed sensitivity analyses to evaluate the changes in the undiscounted cash flows of the real property investments that would result from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1992.

Los Angeles, California

February 16, 2023

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2022	2021
ASSETS
Investments:
Land	$124,665	$123,239
Buildings and improvements	1,273,025	1,285,318
Accumulated depreciation and amortization	(389,182)	(374,606)
Operating real estate property, net	1,008,508	1,033,951
Properties held-for-sale, net of accumulated depreciation: 2022—$2,305; 2021—$0	10,710	—
Real property investments, net	1,019,218	1,033,951
Financing receivable, net of credit loss reserve: 2022—$768; 2021—$0	75,999	—
Mortgage loans receivable, net of credit loss reserve: 2022—$3,930; 2021—$3,473	389,728	344,442
Real estate investments, net	1,484,945	1,378,393
Notes receivable, net of credit loss reserve: 2022—$589; 2021—$286	58,383	28,337
Investments in unconsolidated joint ventures	19,340	19,340
Investments, net	1,562,668	1,426,070

Other assets:
Cash and cash equivalents	10,379	5,161
Debt issue costs related to revolving line of credit	2,321	3,057
Interest receivable	46,000	39,522
Straight-line rent receivable	21,847	24,146
Lease incentives	1,789	2,678
Prepaid expenses and other assets	11,099	4,191
Total assets	$1,656,103	$1,504,825
LIABILITIES
Revolving line of credit	$130,000	$110,900
Term loans, net of debt issue costs: 2022—$489; 2021—$637	99,511	99,363
Senior unsecured notes, net of debt issue costs: 2022—$1,477; 2021—$524	538,343	512,456
Accrued interest	5,234	3,745
Accrued expenses and other liabilities	32,708	33,234
Total liabilities	805,796	759,698
EQUITY
Stockholders’ equity:
Common stock: $0.01 par value; 60,000 shares authorized; shares issued and outstanding: 2022—41,262; 2021—39,374	412	394
Capital in excess of par value	931,124	856,895
Cumulative net income	1,544,660	1,444,636
Accumulated other comprehensive income (loss)	8,719	(172)
Cumulative distributions	(1,656,548)	(1,565,039)
Total LTC Properties, Inc. stockholders’ equity	828,367	736,714
Non-controlling interests	21,940	8,413
Total equity	850,307	745,127
Total liabilities and equity	$1,656,103	$1,504,825

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Rental income	$128,244	$121,125	$126,094
Interest income from financing receivable	1,762	—	—
Interest income from mortgage loans	40,600	32,811	31,396
Interest and other income	4,547	1,386	1,847
Total revenues	175,153	155,322	159,337
Expenses:
Interest expense	31,437	27,375	29,705
Depreciation and amortization	37,496	38,296	39,071
Impairment loss	3,422	—	3,977
Provision (recovery) for credit losses	1,528	1,021	(3)
Transaction costs	828	4,433	299
Property tax expense	15,486	15,392	15,065
General and administrative expenses	23,706	21,460	19,710
Total expenses	113,903	107,977	107,824
Other operating income:
Gain on sale of real estate, net	37,830	7,462	44,117
Operating income	99,080	54,807	95,630
Gain from property insurance proceeds	—	—	373
Loss on unconsolidated joint ventures	—	—	(758)
Income from unconsolidated joint ventures	1,504	1,417	432
Net income	100,584	56,224	95,677
Income allocated to non-controlling interests	(560)	(363)	(384)
Net income attributable to LTC Properties, Inc.	100,024	55,861	95,293
Income allocated to participating securities	(580)	(458)	(422)
Net income available to common stockholders	$99,444	$55,403	$94,871

Earnings per common share:
Basic	$2.49	$1.41	$2.42
Diluted	$2.48	$1.41	$2.42

Weighted average shares used to calculate earnings per common share:
Basic	39,894	39,156	39,179
Diluted	40,067	39,156	39,264

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$100,584	$56,224	$95,677
Unrealized gain (loss) on cash flow hedges before reclassification	9,181	(172)	—
(Gains) reclassified from accumulated other comprehensive income to interest expense	(290)	—	—
Comprehensive income	109,475	56,052	95,677
Less: Comprehensive income allocated to non-controlling interests	(560)	(363)	(384)
Comprehensive income attributable to LTC Properties, Inc.	$108,915	$55,689	$95,293

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per share amounts)

			Capital in	Cumulative			Total	Non-
	Common Stock		Excess of	Net	Accumulated	Cumulative	Stockholders’	controlling	Total
	shares	Amount	Par Value	Income	OCI	Distributions	Equity	Interests	Equity
Balance—December 31, 2019	39,752	$398	$867,346	$1,293,482	$—	$(1,384,283)	$776,943	$8,483	$785,426
Repurchase of common stock	(616)	(6)	(18,006)	—	—	—	(18,012)	—	(18,012)
Issuance of restricted stock	101	1	(1)	—	—	—	—	—	—
Net income	—	—	—	95,293	—	—	95,293	384	95,677
Stock-based compensation expense	—	—	7,012	—	—	—	7,012	—	7,012
Vesting of performance-based stock units, including the payment of distributions	82	—	—	—		(586)	(586)	—	(586)
Non-controlling interest distributions	—	—	—	—	—	—	—	(463)	(463)
Common stock cash distributions ($2.28 per share)	—	—	—	—	—	(89,676)	(89,676)	—	(89,676)
Cash paid for taxes in lieu of common shares	(77)	(1)	(3,565)	—	—	—	(3,566)	—	(3,566)
Other	—	—	(6)	—	—	—	(6)	—	(6)
Balance—December 31, 2020	39,242	392	852,780	1,388,775	—	(1,474,545)	767,402	8,404	775,806
Issuance of restricted stock	110	1	(1)	—	—	—	—	—	—
Net income	—	—	—	55,861	—	—	55,861	363	56,224
Stock-based compensation expense	—	—	7,760	—	—	—	7,760	—	7,760
Vesting of performance-based stock units, including the payment of distributions	109	1	(1)	—		(764)	(764)	—	(764)
Non-controlling interest contributions	—	—	—	—	—	—	—	9	9
Non-controlling interest distributions	—	—	—	—	—	—	—	(363)	(363)
Common stock cash distributions ($2.28 per share)	—	—	—	—	—	(89,730)	(89,730)	—	(89,730)
Cash paid for taxes in lieu of common shares	(87)	—	(3,573)	—	—	—	(3,573)	—	(3,573)
Fair market valuation adjustment for interest rate swap	—	—	—	—	(172)	—	(172)	—	(172)
Other	—	—	(70)	—	—	—	(70)	—	(70)
Balance—December 31, 2021	39,374	394	856,895	1,444,636	(172)	(1,565,039)	736,714	8,413	745,127
Issuance of common stock	1,792	18	67,625	—	—	—	67,643	—	67,643
Issuance of restricted stock	135	1	(1)	—	—	—	—	—	—
Net income	—	—	—	100,024	—	—	100,024	560	100,584
Stock-based compensation expense	—	—	7,964	—	—	—	7,964	—	7,964
Non-controlling interest contributions	—	—	—	—	—	—	—	14,375	14,375
Non-controlling interest distributions	—	—	—	—	—	—	—	(1,406)	(1,406)
Common stock cash distributions ($2.28 per share)	—	—	—	—	—	(91,509)	(91,509)	—	(91,509)
Cash paid for taxes in lieu of common shares	(39)	(1)	(1,354)	—	—	—	(1,355)	—	(1,355)
Fair market valuation adjustment for interest rate swap	—	—	—	—	8,891	—	8,891	—	8,891
Other	—	—	(5)	—	—	—	(5)	(2)	(7)
Balance—December 31, 2022	41,262	$412	$931,124	$1,544,660	$8,719	$(1,656,548)	$828,367	$21,940	$850,307

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2022	2021	2020
OPERATING ACTIVITIES:
Net income	$100,584	$56,224	$95,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,496	38,296	39,071
Stock-based compensation expense	7,964	7,760	7,012
Impairment loss	3,422	—	3,977
Gain on sale of real estate, net	(37,830)	(7,462)	(44,117)
Loss on unconsolidated joint ventures	—	—	758
Income from unconsolidated joint ventures	(1,504)	(1,417)	(432)
Income distributions from unconsolidated joint ventures	351	—	432
Straight-line rental adjustment (income)	1,369	(467)	(1,778)
Adjustment for collectability of lease incentives and rental income	256	758	23,214
Amortization of lease incentives	877	608	426
Provision (recovery) for credit losses	1,528	1,021	(3)
Application of interest reserve	(6,192)	(150)	—
Amortization of debt issue costs	1,139	1,122	1,029
Other non-cash items, net	113	—	4
Change in operating assets and liabilities
Lease incentives funded	(418)	(824)	(220)
Increase in interest receivable	(7,173)	(6,776)	(6,161)
Increase (decrease) in accrued interest payable	1,489	(471)	(767)
Net change in other assets and liabilities	2,115	2,962	(2,021)
Net cash provided by operating activities	105,586	91,184	116,101
INVESTING ACTIVITIES:
Investment in real estate properties	(51,817)	—	(13,581)
Investment in real estate developments	(105)	—	(16,699)
Investment in real estate capital improvements	(8,994)	(6,298)	(6,913)
Capitalized interest	—	—	(354)
Proceeds from sale of real estate, net	72,620	43,627	72,141
Investment in financing receivable	(61,747)	—	—
Investment in real estate mortgage loans receivable	(40,732)	(88,955)	(4,253)
Principal payments received on mortgage loans receivable	1,175	1,175	1,065
Investments in unconsolidated joint ventures	—	(5,676)	(8,520)
Proceeds from liquidation of investments in unconsolidated joint ventures	—	—	17,848
Advances and originations under notes receivable	(37,192)	(16,353)	(2,078)
Principal payments received on notes receivable	6,843	2,694	5,275
Net cash (used in) provided by investing activities	(119,949)	(69,786)	43,931
FINANCING ACTIVITIES:
Borrowings from revolving line of credit	194,000	204,400	24,000
Borrowings from term loans	—	100,000	—
Repayment of revolving line of credit	(174,900)	(183,400)	(28,000)
Proceeds from issuance of senior unsecured notes	75,000	—	—
Principal payments on senior unsecured notes	(48,160)	(47,160)	(40,160)
Stock repurchase plan	—	—	(18,012)
Proceeds from common stock issued	68,156	—	—
Distributions paid to stockholders	(91,509)	(90,494)	(90,262)
Contribution from non-controlling interests	50	9	—
Distributions paid to non-controlling interests	(487)	(363)	(463)
Financing costs paid	(1,208)	(3,358)	(35)
Cash paid for taxes in lieu of shares upon vesting of restricted stock and performance-based stock units	(1,355)	(3,573)	(3,566)
Other	(6)	(70)	(6)
Net cash provided by (used in) financing activities	19,581	(24,009)	(156,504)
Increase (decrease) in cash and cash equivalents	5,218	(2,611)	3,528
Cash and cash equivalents, beginning of period	5,161	7,772	4,244
Cash and cash equivalents, end of period	$10,379	$5,161	$7,772

Supplemental disclosure of cash flow information:
Interest paid	$28,809	$26,724	$29,443

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

If a legal entity fails to meet any of the three of the characteristics of a VIE, we evaluate such entity under the voting interest model. Under the voting interest model, we consolidate the entity if we determine that we, directly or indirectly, have greater than 50% of the voting shares or if we are the general partner or managing member of the entity and the limited partners or non-managing members do not have substantive participating, liquidation, or kick-out rights.

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

Use of Estimates. Preparation of the consolidated financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Our most significant assumptions and estimates are related to the valuation of real estate, purchase price allocation of acquired assets, revenue recognition including the collectability of tenant receivables and asset impairment.

Cash Equivalents. Cash equivalents consist of highly liquid investments with a maturity of three months or less when purchased and are stated at cost which approximates market.

Owned Properties. We make estimates as part of our allocation of the purchase price of acquisitions to the various components of the acquisition based upon the fair value of each component. In determining fair value, we use current appraisals or other third-party opinions of value. The most significant components of our allocations are typically the allocation of fair value to land and buildings and, for certain of our acquisitions, in-place leases and other intangible assets. In the case of the fair value of buildings and the allocation of value to land and other intangibles, the estimates of the values of these components will affect the amount of depreciation and amortization we record over the estimated useful life of the property acquired or the remaining lease term. In the case of the value of in-place leases, we make best estimates based on the evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions and costs to execute similar leases. These assumptions affect the amount of future revenue that we will recognize over the remaining lease term for the acquired in-place leases. We evaluate each purchase transaction to determine whether the acquired assets meet the definition of an asset acquisition or a business combination. Transaction costs related to acquisitions that are not deemed to be business combinations are included in the cost basis of the acquired assets, while transaction costs related to acquisitions that are deemed to be business combinations are expensed as incurred.

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

Working Capital Loans. Our investment in working capital loans consists of loan arrangements with interest ranging between 4% and 8% and maturities between 2023 and 2032.

Mezzanine Loans. Mezzanine financing sits between senior debt and common equity in the capital structure, and typically is used to finance development projects or value-add opportunities on existing operational properties. We seek market-based, risk-adjusted rates of return typically between 7-12% with the loan term typically four to five years. Security for mezzanine loans can include all or a portion of the following credit enhancements; secured second mortgage, pledge of equity interests and personal/corporate guarantees. Mezzanine loans are recorded for GAAP purposes as either a loan, under notes receivable, or joint venture (“JV”), under investment in unconsolidated JVs, depending upon specifics of the loan terms and related credit enhancements.

Investments in unconsolidated joint ventures. From time to time, we provide funding to third-party operators for the acquisition, development and construction (“ADC”) of a property. Under an ADC arrangement, we may participate in the residual profits of the project through the sale or refinancing of the property. These ADC arrangements can have characteristics similar to a loan or similar to a JV or partnership such as participating in the risks and rewards of the project as an owner or an investment partner. If the ADC arrangement characteristics are more similar to a jointly-owned investment or partnership, we account for the ADC arrangement as an investment in an unconsolidated JV under the equity method of accounting or a direct investment (consolidated basis of accounting) instead of applying loan accounting.

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

We elected not to measure an allowance for expected credit losses on accrued interest receivable under the expected credit loss standard as we have a policy in place to reserve or write off accrued interest receivable in a timely manner through our quarterly review of the loan and property performance. Therefore, we elected the policy to write off accrued interest receivable by reversing interest income and/or recognizing credit loss expense. As of December 31, 2022, the total balance of accrued interest receivable of $46,000,000 was not included in the measurement of expected credit loss. For the years ended December 31, 2022, 2021 and 2020, Company did not recognize any write-off related to accrued interest receivable.

Accrued incentives. As part of our acquisitions and/or amendments, we may commit to provide contingent payments to our sellers or lessees, upon the properties achieving certain rent coverage ratios. Typically, when the contingent incentive payments are funded, cash rent will increase by the amount funded multiplied by a rate stipulated in the agreement. If it is deemed probable, the contingent payment is recorded as a liability at the estimate fair value calculated using a discounted cash flow analysis and accreted to the settlement amount of the estimated payment date. If the contingent payment is provided to the lessee, the payment is recorded as a lease incentive included in the Prepaid expenses and other assets line item in our Consolidated Balance Sheets and is amortized as a yield adjustment over the life of the lease. The fair value of these contingent liabilities is evaluated on a quarterly basis based on changes in estimates of future operating results and changes in market discount rates. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement.

Impairments. Assets that are classified as held-for-use are periodically evaluated for impairment when events or changes in circumstances indicate that the asset may be impaired or the carrying amount of the asset may not be recoverable through future undiscounted cash flows. Where indicators of impairment exist, the estimation required in the undiscounted future cash flow assumption includes management’s probability-weighting of various scenarios including whether the management modifies the lease with the existing operator versus identifying a replacement operator and the assumed market lease rate underlying projected future rental cash flows. In determining fair value, we use current appraisals or other third-party opinions of value and other estimates of fair value such as estimated discounted future cash flows. Based on our assessment, during the years ended December 31, 2022, 2021 and 2020, we recognized impairment losses of $3,422,000, $0 and $3,977,000, respectively, related to our real property investments.

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

Derivative Instruments. As of December 31, 2022, we had two interest rate swaps that were designated as cash flow hedges of interest rate risk with a total notional amount of $100,000,000. See Note 9. Debt Obligations within our consolidated financial statements for further detail on our interest rate swaps. We record cash flow hedges either as an asset or a liability measured at fair value. If hedge accounting is applied to a derivative instrument, the entire change in the fair value of the derivative designated and qualified as cash flow hedge is recorded in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. We estimate the fair value of our interest rate swaps using the assistance of a third-party using inputs that are observable in the market which include forward yield curves and other relevant information. Additionally, we are exposed to credit risk of the counterparty to our interest rate swap agreements in the event of non-performance under the terms of the agreements. We have determined that the majority of the inputs used to value our derivative instruments fall within level 2 of the fair value hierarchy.

In March 2020, the FASB issued Accounting Standards Update ("ASU") No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"), which contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts as the market transitions from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The practical expedients are optional and may be elected over time as reference rate reform activities occur. ASU 2020-04 is effective upon issuance and can be applied through December 31, 2022. In December

2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848, which defers the sunset date from December 31, 2022 to December 31, 2024.

In December 2022, we amended our unsecured credit agreement to update the benchmark provisions to replace LIBOR with the Secured Overnight Financing Rate (“SOFR”), plus a credit spread of 10 basis points, as the reference rate for the purpose of calculating interest under the agreement. In connection with amending the unsecured credit agreement, we also amended our fixed interest rate swap agreements to update reference rate to SOFR. As a result, we elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients maintains the presentation of derivatives consistent with past presentation. We will continue to evaluate the impact of the ASU and may apply other elections, as applicable, as additional changes in the market occur. Our election to apply the hedge accounting expedients did not have a material impact on our consolidated financial statements. See Note 9. Debt Obligations within our consolidated financial statements for further detail on our unsecured credit agreement.

Revenue Recognition- Rental Income. Rental income from operating leases is generally recognized on a straight-line basis over the terms of the leases. Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of four methods depending on specific provisions of each lease as follows:

(i)	a specified annual increase over the prior year’s rent, generally between 2.0% and 3.0%;
(ii)	a calculation based on the Consumer Price Index or the Medicare Market Basket Rate;
(iii)	as a percentage of facility revenues in excess of base amounts or
(iv)	specific dollar increases.

The FASB does not permit recognition of contingent revenue until the contingencies have been resolved. Historically, we have not included contingent rents as income until received and we will continue our historical policy. During the years ended December 31, 2022, 2021 and 2020, we received $57,000, $0 and $111,000, respectively, of contingent rental income.

In accordance with ASC 842, Leases, we report real estate taxes that are reimbursed by our operators as Rental income with a corresponding Property tax expense in the Consolidated Statements of Income. Furthermore, we assess the collectability of substantially all of our lease payments through maturity and if collectability is not probable, all or a portion of our straight-line rent receivable and other lease receivables may be written off and the rental income during the period would be limited to the lesser of the income that would have been recognized if collection were probable, and the lease payments received. Our assessment of collectability of leases includes evaluating the data and assumptions used in determining whether substantially all of the future lease payments were probable based on the lessee’s payment history, the financial strength of the lessees, future contractual rents, and the timing of expected payments.

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

Revenue Recognition- Interest Income. Interest income on mortgage loans receivable and notes receivable is recognized using the effective interest method. Exit fee income and commitment fee income are also amortized over the life of the related loan under the effective interest method. Effective interest method, as required by GAAP, is a technique for calculating the actual interest rate for the term of a mortgage loan based on the initial origination value. When the actual interest rate is higher than the stated interest rate in the early years of the mortgage loan, an effective interest receivable asset is created and included in the Interest receivable line item in our Consolidated Balance Sheets and begins reducing down to zero when, at some point during the mortgage loan, the stated interest rate is higher than the actual interest rate. We consider a loan to be non-performing after 60 days of non-payment of amounts due and do not recognize unpaid interest income from that loan until the past due amounts have been received.

As previously discussed under Financing Receivable above, rental income from properties acquired through a sale leaseback, subject to a seller-lessee repurchase option, is recorded as Interest income from financing receivable on our Consolidated Statements of Income. Interest income on financing receivable is recognized using the effective interest method. The recognition of interest income will stop when Financing receivable is reclassified to Real estate investments when the purchase option remains unexercised upon expiration of the purchase option.

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

For Federal tax purposes, depreciation is generally calculated using the straight-line method over a period 27.5 years. Earnings profits, which determine the taxability of distributions to stockholders, use the straight-line method over 30 years. The determination of Federal taxable income differ from net income for financial statement purposes principally due to the treatment of certain investments in joint ventures, timing of interest income, rental income, other expense items, recognition of impairment charges, and depreciable lives and bases of assets. At December 31, 2022, the net book basis of our depreciable assets exceeded our net tax basis by approximately $41,202,000 (unaudited), due to the difference previously mentioned.

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

Concentrations of Credit Risk. Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, operating leases on owned properties, financing receivable and mortgage loans receivable. Our financial instruments, operating leases, financing receivable and mortgage loans receivable are subject to the possibility of loss of carrying value as a result of the failure of other parties to perform according to their contractual obligations or changes in market prices which may make the instrument less valuable. We obtain various collateral and other protective rights, and continually monitor these rights, in order to reduce such possibilities of loss. In addition, we provide reserves for potential losses based upon management’s periodic review of our portfolio. See Note 3. Major Operators for further discussion of concentrations of credit risk from our tenants.

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

Segment Disclosures. The FASB accounting guidance regarding disclosures about segments of an enterprise and related information establishes standards for the manner in which public business enterprises report information about operating segments. Our investment decisions in seniors housing and health care properties, including property lease transactions, financing receivable, mortgage loans, and other investments, are made and resulting investments are managed as a single operating segment for internal reporting and for internal decision-making purposes. Therefore, we have concluded that we operate as a single segment.

3. Major Operators

We have one operator from which we derive approximately 10% or more of our total revenues. The following table sets forth information regarding our major operator as of December 31, 2022:

	Number of		Number of		Percentage of
			SNF	ALF	Total	Total
Operator	SNF	ALF	Beds	Units	Revenues (1)	Assets (2)
Prestige Healthcare (3)	24	—	2,820	93	18.6%	16.0%
(1)	Includes total revenues for the twelve months ended December 31, 2022.

(2)	Represents the net carrying value of the mortgage loans and properties we own divided by the Total assets on the Consolidated Balance Sheets.

(3)	The majority of the revenue derived from this operator relates to interest income from mortgage loans.

Our financial position and ability to make distributions may be adversely affected if Prestige Healthcare, or any of our lessees and borrowers face financial difficulties, including any bankruptcies, inability to emerge from bankruptcy, insolvency, or general downturn in business of any such operator, impact upon services or occupancy levels due to infectious disease outbreaks, or in the event any such operator does not renew and/or extend its relationship with us.

4. Supplemental Cash Flow Information

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Non-cash investing and financing transactions:
Contribution of financing receivable from non-controlling interests (See Note 5. Real Estate Investments)	$14,325	$—	$—
Mortgage loans receivable reserve withheld at origination (See Note 5. Real Estate Investments)	107	298	—
Accretion of interest reserve recorded as mortgage loan receivable (See Note 5. Real Estate Investments)	(6,192)	—	—
Preferred return reserve related to investment in unconsolidated joint ventures (See Note 6. Investment in Unconsolidated Joint Ventures)	351	2,324	2,878
Notes receivable reserve withheld at origination (See Note 7. Notes Receivable)	—	353	—
Reclassification of notes receivable to lease incentives (Note 8. Lease Incentives)	—	—	300
Change in fair value of interest rate swap agreements (Note 9. Debt Obligations )	(8,891)	172	—

5. Real Estate Investments

Owned Properties. As of December 31, 2022, we owned 152 health care real estate properties consisting of 99 ALFs, 52 SNFs and one behavioral health care hospital located in 26 states. These properties are operated by 24 operators.

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

Depreciation expense on buildings and improvements, including properties classified as held-for-sale, was $37,394,000, $38,192,000, and $38,945,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

Future minimum base rents receivable under the remaining non-cancelable terms of operating leases excluding the effects of straight-line rent, amortization of lease incentives and renewal options are as follows (in thousands):

Cash
Rent (1)
2023	$120,817
2024	113,003
2025	103,690
2026	71,044
2027	67,087
Thereafter	200,663
(1)	Represents contractual cash rent, except for certain master leases which are based on estimated cash. Includes rent from subsequent acquisitions and excludes rent from subsequent dispositions. See Note 16. Subsequent Events for more information.

Many of our existing leases contain renewal options that, if exercised, could result in the amount of rent receivable upon renewal being greater of less than that currently being paid. Subsequent to December 31, 2022, a master lease covering two skilled nursing centers that was scheduled to mature in 2023 was renewed at the contractual rate for another five years extending the maturity to November 2028. The centers have a total 216 beds and are located in Florida.

We monitor the collectability of our receivable balances, including deferred rent receivable balances, on an ongoing basis. We write-off uncollectable operator receivable balances, including straight-line rent receivable and lease incentives balances, as a reduction to rental income in the period such balances are no longer probable of being collected. Therefore, recognition of rental income is limited to the lesser of the amount of cash collected or rental income reflected on a straight-line basis for those customer receivable balances deemed uncollectable. We wrote-off straight-line rent receivable and lease incentives balances of $256,000, $758,000 and $23,214,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

We continue to take into account the current financial condition of our operators, including consideration of the impact of COVID-19, in our estimation of uncollectable accounts and deferred rents receivable at December 31, 2022. We are closely monitoring the collectability of such rents and will adjust future estimations as appropriate as further information becomes known.

The following table summarizes components of our rental income for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	December 31,
Rental Income	2022		2021		2020
Base cash rental income	$115,230	(1)	$107,692	(2)	$132,789
Variable cash rental income	15,516	(3)	14,332	(3)	15,167	(3)
Straight-line rent	(1,369)	(4)	467	(5)	1,778
Adjustment for collectability of lease incentives and rental income	(256)	(6)	(758)	(6)	(23,214)	(6)
Amortization of lease incentives	(877)		(608)		(426)
Total	$128,244		$121,125		$126,094
(1)	Increased primarily due to rent received from transitioned portfolios, rental income from acquisitions, completed development projects, annual rent escalations, and lease termination fee income of $1,181 received in connection with the sale of a 74-unit ALF partially offset by decreased rent from the sold properties.

(2)	Decreased primarily due to defaults of payments for lease obligations from Senior Lifestyle and Senior Care, abated and deferred rent and reduced rent from a sold property. This decrease was partially offset by increased rent from re-leasing 18 properties previously leased to Senior Lifestyle, completion of development projects and contractual rent increases.

(3)	The variable cash rental income for the years ended December 31, 2022, 2021 and 2020 primarily includes reimbursement of real estate taxes by our lessees.

(4)	Decreased primarily due to a deferred rent repayment, normal amortization and the impact of the 50% reduction of 2021 rent escalations for those leases accounted for on a straight-line basis.

(5)	Decreased due to more leases accounted for on a cash basis, normal amortization and the impact of the 50% reduction of 2021 rent escalations for those leases accounted for on a straight-line basis.

(6)	Represents straight-line rent receivable and lease incentives write-offs.

Some of our lease agreements provide purchase options allowing the lessees to purchase the properties they currently lease from us. The following table summarizes information about purchase options included in our lease agreements (dollar amount in thousands):

	Type	Number
	of	of	Gross	Carrying	Option
State	Property	Properties	Investments	Value	Window
California	ALF/MC	2	$38,895	$33,719	2023-2029
Florida	MC	1	15,201	12,500	2029
Florida	SNF	3	76,767	75,999	2025-2027	(1)
Nebraska	ALF	3	7,633	2,948	TBD	(2)
South Carolina	ALF/MC	1	11,680	9,052	2029
Texas	SNF	4	51,837	50,848	2027-2029	(3)
Total			$202,013	$185,066
(1)	During 2022, we entered into a joint venture to purchase three SNFs. For more information regarding this transaction, see Financing Receivable below.

(2)	Subject to the properties achieving certain coverage ratios.

(3)	During 2022, we purchased four SNFs and leased these properties under a 10-year lease with an existing operator. The lease allows the operator to elect either an earn-out payment or purchase option. If neither is elected within the timeframe defined in the lease, both elections are terminated. For more information regarding the earn-out see Note 11 Commitments and Contingencies.

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic. At December 31, 2022, in conjunction with the continued levels of uncertainty related to the adverse effects of COVID-19, we assessed the probability of collecting substantially all of our lease payments through maturity and concluded that we did not have sufficient information available to evaluate the impact of COVID-19 on the collectability of our lease payments. The extent to which COVID-19 could impact our operators and the collectability of our future lease payments will depend on the future developments including the financial impact significance, government support and subsidies and the duration of the pandemic.

In recognition of the pandemic impact affecting our operators, we have agreed to provide assistance in form of rent abatements and rent deferrals and we may continue to provide assistance as needed.

Impairment Loss. During 2022, we made the decision to sell an assisted living community located in Kentucky which decreased the period over which we could recover the carrying value of the community. As a result of our decision to sell, we determined that the community’s carrying value would not be fully recoverable and recorded an impairment loss of $1,286,000. This community was classified as held-for sale at December 31, 2022. See Properties Held-for-Sale below for more information regarding this community. Additionally, during 2022, we concluded that the carrying value of a 70-unit assisted living community in Florida and a closed memory care community in Colorado may not be recoverable through future undiscounted cash flows, Accordingly, we recorded a combined impairment loss of $2,136,000 which represents the amount by which the carrying value of these properties exceeds their estimated fair value.

Properties Held-for-Sale. The following summarizes our held for sale as of December 31, 2022 (dollar amounts in thousands):

	Type	Number	Number
	of	of	of	Gross	Accumulated
State (1)	Property	Properties	Beds/units	Investment	Depreciation
KY	ALF	1	60	$13,015	$2,305
(1)	During 2022, we recorded an impairment loss of $1,286 to write-down the carrying value of the community to its anticipated selling price.

Acquisitions. The following table summarizes our acquisitions for the years ended December 31, 2022 through 2020 (dollar amounts in thousands):

				Total	Number	Number
		Purchase	Transaction	Acquisition	of	of
Year	Type of Property	Price	Costs	Costs	Properties	Beds/Units
2022 (1)	SNF	$51,534	$283	$51,817	4	339

2021	n/a	$—	$—	$—	—	—
(1)	The properties are located in Texas and are leased to an affiliate of an existing operator under a 10-year lease with two 5-year renewal options. Additionally, the lease allows the operator to elect either an earn-out payment or purchase option. If neither option is elected within the timeframe defined in the lease, both elections are terminated. The earn-out payment is available, contingent on achieving certain thresholds per the lease, beginning at the end of the second lease year through the end of the seventh lease year. The initial cash yield is 8% for the first year, increasing to 8.25% for the second year, then increases annually by 2.0% to 4.0% based on the change in the Medicare Market Basket Rate. In connection with transaction, we provided the lessee a 10-year working capital loan for up to $2,000 at 8% for first year, increasing to 8.25% for the second year, then increasing annually with the lease rate. At December 31, 2022, the working capital loan had an outstanding balance of $1,642.

Developments and Improvements. During the years ended December 31, 2022, 2021 and 2020, we invested the following in development and improvement projects (in thousands):

Type of Property	2022		2021		2020
	Developments	Improvements	Developments	Improvements	Developments	Improvements
Assisted Living Communities	$105	$5,538	$—	$5,846	$4,491	$6,842
Skilled Nursing Centers	—	2,897	—	452	12,208	71
Other	—	559	—	—	—	—
Total	$105	$8,994	$—	$6,298	$16,699	$6,913

Completed Projects. During the years ended December 31, 2022 and 2021, we had no completed development projects. The following table summarizes our completed development projects during the years ended December 31, 2020 (dollar amounts in thousands):

	Number	Type	Number
	of	of	of		Total
Year	Properties	Property	Beds/Units	State	Investment
2020	1	ALF/MC	78	Oregon	$18,447
	1	SNF	90	Missouri	16,587
Total 2020	2		168		$35,034

Property Sales. The following table summarizes property sales during the years ended December 31, 2022 through 2020 (dollar amounts in thousands):

		Type	Number	Number
		of	of	of	Sales	Carrying	Net
Year	State	Properties	Properties	Beds/Units	Price	Value	Gain (loss) (1)
2022	California	ALF	2	232	$43,715	$17,832	$25,867
	California	SNF	1	121	13,250	1,846	10,846
	Texas	SNF	1	—	485	697	(441)
	Virginia	ALF	1	74	16,895	15,549	1,344	(2)
	n/a	n/a	—	—	—	—	214	(3)
Total 2022			5	427	$74,345	$35,924	$37,830

2021	Florida	ALF	1	—	$2,000	$2,626	$(858)
	Nebraska	ALF	1	40	900	1,079	(200)
	Washington	SNF	1	123	7,700	4,513	2,562
	Wisconsin	ALF	3	263	35,000	28,295	5,595
	n/a	n/a	—	—	—	—	363	(3)
Total 2021			6	426	$45,600	$36,513	$7,462

2020	Arizona	SNF	1	194	$12,550	$2,229	$10,293
	Colorado	SNF	3	275	15,000	4,271	10,364
	Iowa	SNF	7	544	14,500	4,886	9,051
	Kansas	SNF	3	250	9,750	7,438	1,993
	Texas	SNF	7	1,148	23,000	10,260	12,287
	n/a	n/a	—	—	—	—	129	(3)
Total 2020			21	2,411	$74,800	$29,084	$44,117

(1)	Calculation of net gain (loss) includes cost of sales and write-off of straight-line rent receivable and lease incentives, when applicable.

(2)	In connection with this sale, the former operator paid us a lease termination fee of $1,181 which is not included in the gain on sale.

(3)	We recognized additional gain due to the reassessment adjustment of the holdbacks related to properties sold during 2020 and 2019, under the expected value model per ASC Topic 606, Contracts with Customers.

During 2020, we sold a 114-bed skilled nursing center in Texas and recorded $373,000 from insurance proceeds related to the property’s roof damage as Gain from property insurance proceeds on the Consolidated Statements of Income.

Financing Receivable. During 2022, we entered into a joint venture and contributed $61,661,000 into the JV that purchased three skilled nursing centers located in Florida for $75,825,000. Our JV partner contributed the remaining $14,325,000 of equity. The JV leased the centers back to an affiliate of the seller under a 10-year master lease, with two five-year renewal options and provided the seller-lessee with a purchase option, exercisable at the beginning of the fourth year through the end of the fifth year. Accordingly, the transaction has been accounted for as a Financing receivable on our Consolidated Balance Sheets. During 2022, we recognized $1,762,000 of Interest income from financing receivable on our Consolidated Statements of Income. Additionally, we recorded $768,000 Provisions for expected loan losses during 2022.

Subsequent to December 31, 2022, we entered into a $121,321,000 JV with an affiliate of an existing operator and contributed $117,900,000 into the JV that purchased 11 assisted living and memory care communities from an affiliate of our JV partner. The JV leased the communities back to an affiliate of the seller under a 10-year master lease, with two five-year renewal options. The contractual initial cash yield of 7.25% increases to 7.5% in year three then escalates thereafter based on CPI subject to a floor of 2.0% and a ceiling of 4.0%. Additionally, the JV provided the seller-lessee with a purchase option to buy up to 50% of the properties at the beginning of the third lease year and the remaining properties at the beginning of the fourth lease year through the end of the sixth lease year, with an exit Internal Rate of Return (“IRR”) of 9.0%. In accordance with GAAP, the communities acquired by the JV are required to be presented as a Financing receivable on our Consolidated Balance Sheets.

Mortgage Loans. The following table summarizes our investments in mortgage loans secured by first mortgages at December 31, 2022 (dollar amounts in thousands):

				Type	Percentage	Number of					Investment
			Gross	of	of				SNF	ALF	per
Interest Rate	Maturity	State	Investment (1)	Property	Investment	Loans (2)	Properties (3)		Beds	Units	Bed/Unit
7.5%	2023	MO	$1,886	OTH	0.5%	1	—	(4)	—	—	$ n/a
7.5%	2024	LA	29,347	SNF	7.5%	1	1		189	—	$155.28
7.8%	2025	FL	14,308	ALF	3.6%	1	1		—	68	$210.41
7.3% (5)	2025	NC/SC	56,317	ALF	14.3%	1	13		—	523	$107.68
7.3%	2026	NC	33,001	ALF	8.4%	1	4		—	217	$152.08
7.3%	2026	NC	797	OTH	0.2%	1	—	(6)	—	—	$—
10.6% (7)	2043	MI	184,351	SNF	46.8%	1	15		1,875	—	$98.32
9.6% (7)	2045	MI	39,026	SNF	9.9%	1	4		480	—	$81.30
9.8% (7)	2045	MI	19,750	SNF	5.0%	1	2		201	—	$98.26
10.1% (7)	2045	MI	14,875	SNF	3.8%	1	1		146	—	$101.88
Total			$393,658		100.0%	10	41		2,891	808	$106.42
(1)	Subsequent to December 31, 2022, we originated a $10,750 mortgage loan secured by a MC located in North Carolina. The loan carries a two-year term with an interest-only rate of 7.25% and an IRR of 9.0%.

(2)	Some loans contain certain guarantees and/or provide for certain facility fees.

(3)	Our mortgage loans are secured by properties located in six states with five borrowers.

(4)	Represents a mortgage loan secured by a parcel of land for the future development of a 91-bed post-acute SNF.

(5)	Represents the initial rate. This loan has an IRR of 8%.

(6)	Represents a mortgage loan secured by a parcel of land in North Carolina held for future development of a seniors housing community.

(7)	Mortgage loans provide for 2.25% annual increases in the interest rate after a certain time period.

The following table summarizes our mortgage loan activity for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022		2021		2020
Originations and funding under mortgage loans receivable	$40,732	(1) (2)	$88,955	(3)	$4,253	(4)
Application of interest reserve	6,192		298		—
Scheduled principal payments received	(1,175)		(1,175)		(1,065)
Mortgage loan premium amortization	(6)		(6)		(4)
Provision for loan loss reserve	(457)		(881)		(32)
Net increase in mortgage loans receivable	$45,286		$87,191		$3,152
(1)	Subsequent to December 31, 2022, we originated a $10,750 mortgage loan secured by a MC located in North Carolina. The loan carries a two-year term with an interest-only rate of 7.25% and an IRR of 9.0%.

(2)	We originated two senior mortgage loans, secured by four ALFs operated by an existing operator, as well as a land parcel in North Carolina. The communities have a combined total of 217 units, with an average age of less than four years. The land parcel is approximately 7.6 acres adjacent to one of the ALFs and is being held for the future development of a seniors housing community. The mortgage loans have a four-year term, an interest rate of 7.25% and an IRR of 8%. We also funded an additional $2,000 under an existing mortgage loan.

(3)	We funded the following:
a.	$1,638 mortgage loan secured by a parcel of land for the future development of a 91-bed post-acute SNF in Missouri and withheld an interest reserve of $142. The mortgage loan term is one year at a yield of 7.5%;
b.	$27,047 mortgage loan secured by a 189-bed SNF in Louisiana with a regional operator new to us. The mortgage loan has a three-year term with one 12-month extension option and a yield of 7.5%;
c.	$11,724 mortgage loan secured by a 68-unit ALF and MC in Florida operated by a regional operator new to us. At origination, we withheld an interest reserve of $806 and applied $156 of the reserve during 2021. The mortgage loan term is approximately 4 years at a 7.75% yield and includes an additional $4,177 loan commitment for the construction of a memory care addition to the property to be funded at a later date subject to satisfaction of various conditions;
d.	$48,006 mortgage loan for the purchase of a 13-property seniors housing portfolio located in North (12) and South Carolina (1). The communities are operated by an existing LTC operator. At origination, we withheld an interest reserve of $4,496. The loan term is 4 years at a 7.25% yield and includes a commitment of $6,097 for capital improvements and $650 for working capital; and

e.	$540 additional capital funding under our existing mortgage loans.

(4)	We funded an additional $2,000 under an existing mortgage loan.

At December 31, 2022 and 2021 the carrying values of the mortgage loans were $389,728,000 and $344,442,000, respectively. Scheduled principal payments on mortgage loan receivables are as follows (in thousands):

Scheduled
Principal
2023	$3,061
2024	30,522
2025	71,801
2026	34,972
2027	1,175
Thereafter	252,127
Total	$393,658

6. Investments in Unconsolidated Joint Ventures

During 2020, we provided preferred capital contribution commitments to two joint ventures. We determined that each of these JVs meets the accounting criteria to be considered a VIE. We are not the primary beneficiary of the VIEs as we do not have both: 1) the power to direct the activities that most significantly affect the VIE’s economic performance, and 2) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. However, we do have significant influence over the JVs. Therefore, we account for the joint venture investments using the equity method of accounting. The following table provides information regarding these preferred equity investments (dollar amounts in thousands):

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

(2)	Represents a preferred equity in an entity that will develop and own a 267-unit ILF and ALF in Washington. Our investment represents 11.6% of the estimated total investment. The preferred equity investment earns an initial cash rate of 8% with an IRR of 12%. The JV partner has the option to buy out our investment at any time after August 31, 2023 at the IRR rate. Also, we have the option to require the JV partner to purchase our preferred equity interest at any time between August 31, 2027 and, upon project completion and leasing the property, prior to the end of the first renewal term of the lease. Subsequent to December 31, 2022, we received a notice of intent to redeem our $13,000 preferred equity investment in the joint venture.

The following table summarizes our capital contributions, income recognized, and cash interest received related to our investments in unconsolidated joint ventures during the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Type
	of		Capital	Income	Cash Interest	Application of
Year	Properties		Contribution	Recognized	Earned	Interest Reserve
2022	ALF/MC		$—	$450	$—	$450
	UDP		—	1,054	351	703
Total			$—	$1,504	$351	$1,153

2021	ALF/MC		$—	$450	$—	$412
	UDP		8,000	967	—	880
Total			$8,000	$1,417	$—	$1,292

2020	ILF/ALF/MC	(1)	$58	$231	$231	$—
	UDP		6,340	169	169	—
	UDP		5,000	32	32	—
Total			$11,398	$432	$432	$—

(1)	We had a preferred equity investment in an unconsolidated joint venture that owned four ALFs located in Arizona, providing independent living, assisted living and memory care services. During the year ended December 31, 2020, upon sale of the four properties comprising the JV, we received liquidation proceeds totaling $17,848 and incurred an additional $758 of loss.

7. Notes Receivable

Notes receivable consists of mezzanine loans and working capital loans. The following table summarizes our investments in notes receivable at December 31, 2022 (dollar amounts in thousands):

Interest			Type of	Gross			Type of
Rate	IRR	Maturity	Loan	Investment		# of loans	Property
5.0%	—	2023	Working capital	$380		1	ALF
7.0%	—	2023	Working capital	500		1	ALF
8.0%	12.0%	2023	Mezzanine	7,460		1	ALF
5.0%	—	2024	Working capital	184		1	ALF
8.0%	10.5%	2024	Mezzanine	4,355	(1)	1	ILF
4.0%	—	2024	Working capital	13,531		1	SNF
5.0%	—	2025	Working capital	932		1	ALF
7.5%	—	2027	Working capital	550		1	ALF
8.0%	11.0%	2027	Mezzanine	25,000		1	ALF
6.5%	—	2030	Working capital	138		1	SNF
7.1%	—	2030	Working capital	1,607		2	ALF
7.0%	—	2031	Working capital	2,693		1	ALF
8.0%	—	2032	Working capital	1,642		1	SNF
				$58,972		14
(1)	Subsequent to December 31, 2022, we received $4,545 which includes a prepayment fee and the exit IRR totaling $190, from a mezzanine loan early payoff. The mezzanine loan was on a 136-unit in Oregon.

The following table is a summary of our notes receivable components at December 31, 2022 and 2021 (in thousands):

	At December 31,
	2022	2021
Mezzanine loans (1) (2)	$36,815	$11,815
Other loans	22,157	16,808
Notes receivable credit loss reserve	(589)	(286)
Total	$58,383	$28,337
(1)	Subsequent to December 31, 2022, we received $4,545, which includes a prepayment fee and the exit IRR totaling $190 from a mezzanine loan early payoff. The mezzanine loan was on a 136-unit ILF in Oregon.

(2)	During 2022, we originated a $25,000 mezzanine loan for the recapitalization of a five-property seniors housing portfolio. The mezzanine loan has a term of approximately five years, with two one-year extension options and bears interest at 8% with an IRR of 11%. The five communities are located in Oregon and Montana, have a total of 621 units, and include ILF, ALF and MC.

The following table summarizes our notes receivable activity for the years ended December 31, 2022 through 2020 (in thousands):

	Year Ended December 31,
	2022		2021		2020
Advances under notes receivable	$37,192	(1)	$16,353	(2)	$2,078
Interest reserve withheld	—		353		—
Principal payments received under notes receivable (3)	(6,843)		(2,694)		(5,275)
Reclassified to lease incentives	—		—		(300)	(4)
Provision (recovery) for credit losses	(303)		(140)		35
Net increase (decrease) in notes receivable	$30,046		$13,872		$(3,462)
(1)	Includes origination of a $25,000 mezzanine loan for the recapitalization of five ALFs located in Oregon and Montana. Additionally includes origination of a working capital loan for a commitment of up to $2,000, of which $1,867 has been funded and $9,761 of funding under a working capital loan to HMG Healthcare, LLC.

(2)	Funding under working capital notes and mezzanine loans with interest ranging between 4.0% and 8.0%. During 2021, we originated a $4,355 mezzanine loan and withheld a $353 interest reserve. The mezzanine loan has a three-year term with two 12-month extensions. The initial rate is 8.0% for the first 18 months increasing to 10.5% thereafter with an 10.5% IRR. Additionally, we provided an operator a $25,000 secured working capital loan to facilitate the transition of the 11 properties from Senior Care and Abri Health and funded $9,900 under this working capital loan.

(3)	Subsequent to December 31, 2022, we received $4,545, which includes a prepayment fee and the exit IRR totaling $190, from a mezzanine loan early payoff. The mezzanine loan was on a 136-unit ILF in Oregon.

(4)	Represents an interim working capital loan related to a development project which matured upon completion of the development project and commencement of the lease.

8. Lease Incentives

The following table summarizes lease incentives as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Non-contingent lease incentives	$1,789	$2,678

The following table summarizes our non-contingent lease incentive activity for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022		2021	2020
Lease incentives funded	$418		$824	$220
Amortization of lease incentives	(877)		(608)	(426)
Adjustment for collectability of lease incentives	(256)	(1)	—	—
Other adjustments	(174)	(2)	—	115	(3)
Net (decrease) increase in non-contingent lease incentives	$(889)		$216	$(91)
(1)	Represents the lease incentive balance write-off related to a closed property and subsequent lease termination and lease incentive balance write-off related to 12 ALFs transitioned to an existing operator.

(2)	Primarily relates to the sale of two ALFs in California during the second quarter of 2022.

(3)	We reclassified a $300 interim working capital loan as lease incentive. See Note 7. Notes Receivable for further discussion. Additionally, we wrote-off $185 of lease incentive related to a master lease for which we determined it was not probable we will collect substantially all of the contractual lease obligations through maturity. See Note 5. Real Estate Investments for further discussion.

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

9. Debt Obligations

Unsecured Credit Facility. We have an unsecured credit agreement (the “Credit Agreement”) that provides for an aggregate commitment of the lenders of up to $500,000,000 comprising of a $400,000,000 revolving credit facility (the “Revolving Line of Credit”) and two $50,000,000 term loans (the “Term Loans”). The Credit Agreement permits us to request increases to the Revolving Line of Credit and Term Loans commitments up to a total of $1,000,000,000. The Revolving Line of Credit matures on November 19, 2025 and provides for a one-year extension option at our discretion, subject to customary conditions. The Term Loans mature on November 19, 2025 and November 19, 2026. During the fourth quarter of 2022, we entered into the First Amendment (the “Amended Credit Agreement”) to replace LIBOR with SOFR, plus a credit spread adjustment of 10 basis points (“Adjusted SOFR”), as the reference rate for purpose of calculating interest under the Amended Credit Agreement. Other material terms of the Credit Agreement remain unchanged.

Based on our leverage at December 31, 2022, the Revolving Line of Credit provides for interest annually at Adjusted SOFR plus 115 points and a facility fee of 20 basis point and the Term Loans provide for interest annually at Adjusted SOFR plus 135 points.

Interest Rate Swap Agreements. In connection with entering into the Term Loans as discussed above, we entered into two receive variable/pay fixed interest rate swap agreements (“Interest Rate Swaps”) with maturities of November 19, 2025 and November 19, 2026, respectively, that will effectively lock-in the forecasted interest payments on the Term Loans’ borrowings over the four and five year terms of the loans. The Interest Rate Swaps are considered cash flow hedges and are recorded on our Consolidated Balance Sheets at fair value, with changes in the fair value of these instruments recognized in Accumulated other comprehensive income (loss) on our Consolidated Balance Sheets. In connection with entering into the Amended Credit Agreement discussed above, we entered into amendments to our Interest Rate Swaps to account for SOFR as the updated reference rate in the Amended Credit Agreement. During the year ended December 31, 2022 and 2021, we recorded $8,891,000 increase and $172 decrease, respectively, in fair value of Interest Rate Swaps.

As of December 31, 2022, the terms of our Interest Rate Swaps were as follows (dollar amounts in thousands):

				Notional	Fair Value at
Date Entered	Maturity Date	Swap Rate	Rate Index	Amount	December 31, 2022
November 2021	November 19, 2025	2.62%	1-month SOFR	$50,000	$4,003
November 2021	November 19, 2026	2.76%	1-month SOFR	50,000	4,716
				$100,000	$8,719

Senior Unsecured Notes. We have senior unsecured notes held by institutional investors with interest rates ranging from 3.66% to 5.03%. The senior unsecured notes mature between 2024 and 2033. During the twelve months ended December 31, 2022, we sold $75,000,000 aggregate principal amount of 3.66% senior unsecured notes. The notes have an average 10-year life, scheduled principal payments and mature in May 2033.

The senior unsecured notes and Credit Agreement, including the Revolving Line of Credit and the Term Loans, contain financial covenants, which are measured quarterly, require us to maintain, among other things:

(i)	a ratio of total indebtedness to total asset value not greater than 0.5 to 1.0;
(ii)	a ratio of secured debt to total asset value not greater than 0.35 to 1.0;
(iii)	a ratio of unsecured debt to the value of the unencumbered asset value not greater than 0.6 to 1.0; and
(iv)	a ratio of EBITDA, as calculated in the Unsecured Credit Agreement, to fixed charges not less than 1.50 to 1.0.

At December 31, 2022, we were in compliance with all applicable financial covenants. These debt obligations also contain additional customary covenants and events of default that are subject to a number of important and significant limitations, qualifications and exceptions.

The following table sets forth information regarding debt obligations by component as of December 31, 2022 and 2021 (dollar amounts in thousands):

		At December 31, 2022		At December 31, 2021
	Applicable		Available		Available
	Interest	Outstanding	for	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing	Balance	Borrowing
Revolving line of credit (2)	5.38%	$130,000	$270,000	$110,900	$289,100
Term loans, net of debt issue costs	2.69%	99,511	—	99,363	—
Senior unsecured notes, net of debt issue costs (3)	4.25%	538,343	—	512,456	—
Total	4.24%	$767,854	$270,000	$722,719	$289,100
(1)	Represents weighted average of interest rate as of December 31, 2022.

(2)	Subsequent to December 31, 2022, we had a net borrowing of $162,700 under our unsecured revolving line of credit. Accordingly, we have $292,700 outstanding and $107,300 available for borrowing under our unsecured revolving line of credit.

(3)	Subsequent to December 31, 2022, we paid $7,000 under our senior unsecured notes, accordingly we have $531,343 outstanding, net of debt issue costs, under our senior unsecured notes.

Our borrowings and repayments for the years ended December 31, 2022, 2021 and 2020 are as follows (in thousands):

	Year Ended December 31,
	2022		2021		2020
Debt Obligations	Borrowings	Repayments	Borrowings	Repayments	Borrowings	Repayments
Revolving line of credit (1)	$194,000	$(174,900)	$204,400	$(183,400)	$24,000	$(28,000)
Term loans	—	—	100,000	—	—	—
Senior unsecured notes (2)	75,000	(48,160)	—	(47,160)	—	(40,160)
Total	$269,000	$(223,060)	$304,400	$(230,560)	$24,000	$(68,160)
(1)	Subsequent to December 31, 2022, we had a net borrowing of $162,700 under our unsecured revolving line of credit. Accordingly, we have $292,700 outstanding and $107,300 available for borrowing under our unsecured revolving line of credit.

(2)	Subsequent to December 31, 2022, we paid $7,000 under our senior unsecured notes, accordingly we have $531,343 outstanding, net of debt issue costs, under our senior unsecured notes.

Scheduled Principal Payments. The following table represents our long-term contractual obligations (scheduled principal payments and amounts due at maturity) as of December 31, 2022, and excludes the effects of interest and debt issue costs (in thousands):

	Total		2023		2024	2025		2026	2027	Thereafter
Revolving line of credit	$130,000	(1)	$—		$—	$130,000	(1)	$—	$—	$—
Term loans	100,000		—		—	50,000		50,000	—	—
Senior unsecured notes	539,820	(2)	49,160	(2)	49,160	49,500		51,500	54,500	286,000
	$769,820		$49,160		$49,160	$229,500		$101,500	$54,500	$286,000
(1)	Subsequent to December 31, 2022, we borrowed $162,700 under our unsecured revolving line of credit. Accordingly, we have $292,700 outstanding and $107,300 available for borrowing under our unsecured revolving line of credit.

(2)	Subsequent to December 31, 2022, we paid $7,000 under our senior unsecured notes, accordingly we have $531,343 outstanding, net of debt issue costs, under our senior unsecured notes.

10. Equity

Non-controlling Interests. We have entered into partnerships to develop and/or own real estate. Given that our limited members do not have the substantive kick-out rights, liquidation rights, or participation rights, we have concluded that the partnerships are VIEs. As we exercise power over and receive benefits from the VIEs, we are considered the primary beneficiary. Accordingly, we consolidate the VIEs and record the non-controlling interests on the consolidated financial statements. As of December 31, 2022, we have the following consolidated VIEs (in thousands):

					Gross
Investment			Property		Consolidated	Non-Controlling
Year (1)	Purpose		Type	State	Assets	Interests
2022	Owned real estate	(2)	SNF	FL	$76,767	$14,325
2018	Owned real estate		ILF	OR	14,650	2,906
2018	Owned real estate and development		ALF/MC	OR	18,452	1,164
2017	Owned real estate and development		ILF/ALF/MC	WI	22,007	2,305
2017	Owned real estate		ALF/MC	SC	11,680	1,240
Total					$143,556	$21,940
(1)	Subsequent to December 31, 2022, we entered into a $121,321 JV with an affiliate of an existing operator and contributed $117,900 into the JV that purchased 11 ALF and MC from an affiliate of our JV partner. The JV leased the communities back to an affiliate of the seller under a 10-year master lease, with two five-year renewal options. The contractual initial cash yield of 7.25% increases to 7.5% in year three then escalates thereafter based on CPI subject to a floor of 2.0% and a ceiling of 4.0%. Additionally, the JV provided the seller-lessee with a purchase option to buy up to 50% of the properties at the beginning of the third lease year and the remaining properties at the beginning of the fourth lease year through the end of the sixth lease year, with an exit IRR of 9.0%. In accordance with GAAP, the communities acquired by the JV are required to be presented as a Financing receivable on our Consolidated Balance Sheets. See Note 2. Summary of Significant Accounting Policies and Note 5. Real Estate Investments for more information.

(2)	During 2022, we entered into a joint venture and contributed $61,661 into the JV that purchased three SNFs located in Florida for $75,825. Our JV partner contributed the remaining $14,325 of equity. The JV leased the centers back to an affiliate of the seller under a 10-year master lease, with two five-year renewal options and provided the seller-lessee with a purchase option, exercisable at the beginning of the fourth year through the end of the fifth year. In accordance with GAAP, the centers acquired by the JV are required to be presented as a Financing receivable on our Consolidated Balance Sheets. See Note 2. Summary of Significant Accounting Policies and Note 5. Real Estate Investments for more information.

Common Stock. We have separate equity distribution agreements (collectively, “Equity Distribution Agreements”) to offer and sell, from time to time, up to $200,000,000 in aggregate offering price of shares of our common shares. The Equity Distribution Agreements provide for sales of common shares to be made by means of ordinary brokers’ transactions, which may include block trades, or transactions that are deemed to be “at the market” offerings. During the years ended December 31, 2021 and 2020, no shares were issued under the Equity Distribution Agreements. During the year ended December 31, 2022, we sold 1,792,400 shares of common stock for $68,156,000 in net proceeds under our Equity Distribution Agreements. In conjunction with the sale of common stock, we incurred $513,000 of costs associated with this agreement which have been recorded in additional paid in capital as a reduction of proceeds received. At December 31, 2022, we had $130,631,000 available under the Equity Distribution Agreements.

During the years 2022, 2021 and 2020, we acquired 39,463 shares, 87,249 shares and 76,574 shares, respectively, of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

Stock Repurchase Plan. In March 2020, our Board of Directors authorized the repurchase of up to 5,000,000 outstanding shares of common stock. Due to the rising level of uncertainty in financial markets and the adverse effects of COVID-19 on the public health and our operators, our Board of Directors terminated the stock repurchase plan on March 25, 2020. During the year ended December 31, 2020, we purchased 615,827 shares at an average price of $29.25 per share, including commissions, for a total purchase price of $18,012,000.

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

Distributions. We declared and paid the following cash dividends (in thousands):

	Year Ended December 31,
	2022		2021				2020
	Declared	Paid	Declared		Paid		Declared		Paid
Common Stock (1)	$91,509	$91,509	$90,494	(2)	$90,494	(2)	$90,262	(2)	$90,262	(2)
(1)	Represents $0.19 per share per month for the years ended December 31, 2022, 2021 and 2020.

(2)	During the years ended December 31, 2021 and 2020, we paid $764 and $586, respectively as a result of vesting of the performance-based stock units.

In January 2023, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of January, February and March 2023 payable on January 31, February 28, and March 31, 2023, respectively, to stockholders of record on January 23, February 17, and March 23, 2023, respectively.

Stock Based Compensation Plans. During 2021, we adopted, and our stockholders approved the 2021 Equity Participation Plan (the “2021 Plan”) which replaces the 2015 Equity Participation Plan (the “2015 Plan”). Under the 2021 Plan, 1,900,000 shares of common stock have been authorized and reserved for awards, less one share for every one share that was subject to an award granted under the 2015 plan after December 31, 2020 and prior to adoption. In addition, any shares that are not issued under outstanding awards under the 2015 Plan because the shares were forfeited or cancelled after December 31, 2020 will be added to and again be available for awards under the 2021 Plan. Under the 2021 Plan, the shares were authorized and reserved for awards to officers, employees, non-employee directors and consultants. The terms of the awards granted under the 2021 Plan and the 2015 Plan are set by our compensation committee at its discretion. As of December 31, 2022, we have 1,545,722 shares of common stock reserved for awards under the 2021 Plan.

Restricted Stock and Performance-Based Stock Units. Restricted stock activity for the years ended December 31, 2022, 2021 and 2020 was as follows:

	Year Ended December 31,
	2022	2021	2020
Outstanding, January 1	197,422	180,440	163,569
Granted	135,210	110,348	101,348
Vested	(103,396)	(93,366)	(84,477)
Outstanding, December 31	229,236	197,422	180,440

During the years ended December 31, 2022, 2021 and 2020, we granted 86,332, 71,892 and 66,027, respectively, of performance-based stock units. Additionally, no performance-based stock units vested during the twelve months ended December 31, 2022. During the years ended December 31, 2021 and 2020, the number of vested performance-based stock units were 108,720 and 81,574, respectively. Total compensation expense related to restricted stock and performance-based stock units for the years ended December 31, 2022, 2021 and 2020 were $7,964,000, $7,760,000 and $7,012,000.

During 2022, 2021 and 2020, we granted 221,542, 182,240 and 167,375 shares of restricted common stock and performance-based stock units, respectively, under the 2021 Plan and 2015 Plan as follows:

	No. of	Price per
Year	Shares/Units	Share	Reward Type	Vesting Period
2022	122,865	$33.94	Restricted stock	ratably over 3 years
	86,332	$33.94	Performance-based stock units	TSR targets (1)
	12,345	$38.48	Restricted stock	May 25,2023
	221,542

2021	95,293	$42.27	Restricted stock	ratably over 3 years
	71,892	$42.27	Performance-based stock units	TSR targets (1)
	12,055	$39.40	Restricted stock	May 26, 2022
	3,000	$43.14	Restricted stock	April 1, 2022
	182,240

2020	76,464	$48.95	Restricted stock	ratably over 3 years
	66,027	$49.98	Performance-based stock units	TSR targets (1)
	9,884	$38.45	Restricted stock	May 27, 2021
	15,000	$38.45	Restricted stock	ratably over 3 years
	167,375
(1)	Vesting is based on achieving certain total shareholder return (“TSR”) targets in 4 years with acceleration opportunity in 3 years.

At December 31, 2022, the remaining compensation expense to be recognized related to the future service period of unvested outstanding restricted common stock and performance-based stock units are as follows (dollar amount in thousands):

Remaining
Compensation
Vesting Date	Expense
2023	$5,603
2024	2,853
2025	309
Total	$8,765

Stock Options. During 2022, 2021 and 2020, we did not issue any stock options. Nonqualified stock option activity for the years ended December 31, 2022, 2021 and 2020, was as follows:

				Weighted Average
	Shares			Price
	2022	2021	2020	2022	2021	2020
Outstanding, January 1	15,000	15,000	15,000	$38.43	$38.43	$38.43
Granted	—	—	—	n/a	n/a	n/a
Exercised	—	—	—	n/a	n/a	n/a
Canceled	(5,000)	—	—	$38.43	n/a	n/a
Outstanding, December 31	10,000	15,000	15,000	$38.43	$38.43	$38.43

Exercisable, December 31(1)	10,000	15,000	15,000	$38.43	$38.43	$38.43
(1)	The aggregate intrinsic value of exercisable options at December 31, 2022, based upon the closing price of our common shares at December 30, 2022, the last trading day of 2022, was approximately $0. Options exercisable at December 31, 2022, 2021 and 2020 have a weighted average remaining contractual life of approximately 0.7 years, 1.2 years, and 2.2 years, respectively.

We use the Black-Scholes-Merton formula to estimate the value of stock options granted to employees. This model requires management to make certain estimates including stock volatility, expected dividend yield and the expected term. Compensation expense related to the vesting of stock options for the years ended December 31, 2022, 2021 and 2020 was $0.

11. Commitments and Contingencies

At December 31, 2022, we had commitments as follows (in thousands):

				Total
	Investment		2022	Commitment	Remaining
	Commitment		Funding	Funded	Commitment
Real estate properties (Note 5. Real Estate Investments)	$22,102	(1)	$7,263	$8,315	$13,787
Accrued incentives and earn-out liabilities (Note 8. Lease Incentives)	19,000	(2)	—	—	19,000
Mortgage loans (Note 5. Real Estate Investments)	32,507	(3)	5,873	9,613	22,894
Notes receivable (Note 7. Notes Receivable)	27,541		12,192	15,962	11,579
Total	$101,150		$25,328	$33,890	$67,260
(1)	Represents commitments to purchase land and improvements, if applicable, and to develop, re-develop, renovate or expand seniors housing and health care properties.

(2)	Includes an earn-out payment of up to $3,000 to an operator under a master lease on four SNFs in Texas which were acquired during 2022. The master lease allows either an earn-out payment up to $3,000 or a purchase option. The earn-out payment is available, contingent on achieving certain thresholds per the lease, beginning at the end of the second lease year through the end of the fifth lease year. If neither option is elected within the timeframe defined in the lease, both elections are terminated.

(3)	Represents $14,507 of commitments to expand and renovate the seniors housing and health care properties securing the mortgage loans and $18,000 represents contingent funding upon the borrower achieving certain coverage ratios.

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

For federal tax purposes, distributions to stockholders are treated as ordinary income, capital gains, return of capital or a combination thereof. Distributions for 2022, 2021 and 2020 were cash distributions. The federal income tax classification of the per share common stock distributions are as follows (unaudited):

	Year Ended December 31,
	2022	2021	2020
Ordinary taxable distribution	$1.095	$1.220	$0.936
Return of capital	—	0.750	—
Unrecaptured Section 1250 gain	0.502	0.252	0.894
Long-term capital gain	0.683	0.058	0.450
Total	$2.280	$2.280	$2.280

13. Net Income Per Common Share

Basic and diluted net income per share was as follows (in thousands except per share amounts):

	For the year ended December 31,
	2022	2021		2020
Net income	$100,584	$56,224		$95,677
Less income allocated to non-controlling interests	(560)	(363)		(384)
Less income allocated to participating securities:
Non-forfeitable dividends on participating securities	(531)	(458)		(397)
Income allocated to participating securities	(49)	—		(25)
Total net income allocated to participating securities	(580)	(458)		(422)
Net income available to common stockholders	99,444	55,403		94,871
Effect of dilutive securities:
Participating securities (1)	—	—		—
Net income for diluted net income per share	$99,444	$55,403		$94,871

Shares for basic net income per share	39,894	39,156		39,179
Effect of dilutive securities:
Stock options (2)	—	—		—
Performance-based stock units	173	—	(3)	85
Participating securities (1)	—	—		—
Total effect of dilutive securities	173	—		85
Shares for diluted net income per share	40,067	39,156		39,264

Basic net income per share	$2.49	$1.41		$2.42
Diluted net income per share	$2.48	$1.41		$2.42
(1)	For the years ended December 31, 2022, 2021 and 2020, the participating securities were excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.

(2)	For the years ended December 31, 2022, 2021and 2020, the stock options were excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.

(3)	For the year ended December 31, 2021, no performance-based stock units would be earned based on TSR targets.

14. Quarterly Financial Information

	For the quarter ended
	March 31,	June 30,	September 30,	December 31,

	(unaudited, in thousands except per share amounts)
2022
Revenues	$40,787	$43,024	$43,503	$47,839
Net income available to common stockholders	$14,275	$54,065	$13,159	$17,809
Net income per common share available to common stockholders:
Basic	$0.36	$1.37	$0.33	$0.44
Diluted	$0.36	$1.36	$0.32	$0.44
Dividends per share declared	$0.57	$0.57	$0.57	$0.57
Dividends per share paid	$0.57	$0.57	$0.57	$0.57
2021
Revenues	$40,280	$38,129	$37,472	$39,441
Net income available to common stockholders	$13,642	$18,126	$10,909	$12,726
Net income per common share available to common stockholders:
Basic	$0.35	$0.46	$0.28	$0.32
Diluted	$0.35	$0.46	$0.28	$0.32
Dividends per share declared	$0.57	$0.57	$0.57	$0.57
Dividends per share paid	$0.57	$0.57	$0.57	$0.57

NOTE:	Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year.

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

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments. We do not invest our cash in auction rate securities. The carrying value and fair value of our financial instruments as of December 31, 2022 and 2021 assuming election of fair value for our financial assets and financial liabilities were as follows (in thousands):

	At December 31, 2022			At December 31, 2021
	Carrying	Fair		Carrying	Fair
	Value	Value		Value	Value
Financing receivable, net of credit loss reserve	$75,999	$76,033	(1)	$—	$—
Mortgage loans receivable, net of credit loss reserve	389,728	461,276	(2)	344,442	405,162	(2)
Notes receivable, net of credit loss reserve	58,383	61,858	(3)	28,337	28,653	(3)
Revolving line of credit	130,000	130,000	(4)	110,900	110,900	(4)
Term loans, net of debt issue costs	99,511	100,000	(4)	99,363	100,000	(4)
Senior unsecured notes, net of debt issue costs	538,343	477,653	(5)	512,456	540,045	(5)
(1)	Our investment in financing receivable is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate used to value our future cash inflows of the financing receivable at December 31, 2022 was 7.6%.

(2)	Our investment in mortgage loans receivable is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash inflows of the mortgage loans receivable at December 31, 2022 and 2021 was 9.3% and 9.5%, respectively.

(3)	Our investments in notes receivable are classified as Level 3. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash flows of the notes receivable at December 31, 2022 and 2021, were 7.1% and 5.6%, respectively.

(4)	Our revolving line of credit and term loans bear interest at a variable interest rate. The estimated fair value of our revolving line of credit and term loans approximated their carrying values at December 31, 2022 and 2021 based upon prevailing market interest rates for similar debt arrangements.

(5)	Our obligation under our senior unsecured notes is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is measured based upon management’s estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities. At December 31, 2022, the discount rate used to value our future cash outflow of our senior unsecured notes was 6.50% for those maturing before year 2030 and 7.00% for those maturing at or beyond year 2030. At December 31, 2021, the discount rate used to value our future cash outflow of our senior unsecured notes was 3.0% for those maturing before year 2030 and 3.25% for those maturing beyond year 2030.

16. Subsequent Events

The following events occurred subsequent to the balance sheet date:

Lease Renewals. A master lease covering two skilled nursing centers that was scheduled to mature in 2023 was renewed at the contractual rate for another five years extending the maturity to November 2028. The centers have a total 216 beds and are located in Florida.

Financing Receivable. We entered into a $121,321,000 JV with an affiliate of an existing operator and contributed $117,900,000 into the JV that purchased 11 assisted living and memory care communities from an affiliate of our JV partner. The JV leased the communities back to an affiliate of the seller under a 10-year master lease, with two five-year renewal options. The contractual initial cash yield of 7.25% increases to 7.5% in year three then escalates thereafter based on CPI subject to a floor of 2.0% and a ceiling of 4.0%. Additionally, the JV provided the seller-lessee with a purchase option to buy up to 50% of the properties at the beginning of the third lease year and the remaining properties at the beginning of the fourth lease year through the end of the sixth lease year, with an exit IRR of 9.0%. In accordance with GAAP, the communities acquired by the JV are required to be presented as a Financing receivable on our Consolidated Balance Sheets. See Note 2. Summary of Significant Accounting Policies and Note 5. Real Estate Investments for more information.

Mortgage Loans. We originated a $10,750,000 mortgage loan secured by a memory care community located in North Carolina. The loan carries a two-year term with an interest-only rate of 7.25% and an IRR of 9.0%.

Notes Receivable. We received $4,545,000, which includes a prepayment fee and the exit IRR totaling $190,000, from a mezzanine loan repayment. The mezzanine loan was on a 136-unit independent living community in Oregon.

Unconsolidated Joint Ventures. We received a note of intent to redeem our $13,000,000 preferred equity investment in a joint venture to develop a 267-unit independent and assisted living community in Washington. We anticipate receiving $1,675,000 of additional income associated with the redemption representing the 14% IRR.

Revolving Line of Credit. We borrowed $162,700,000 under our unsecured revolving line of credit. Accordingly, we have $292,700,000 outstanding and $107,300,000 available for borrowing under our unsecured revolving line of credit.

Senior Unsecured Notes. We repaid $7,000,000 in regular scheduled principal payments under our senior unsecured notes. Accordingly, we have $531,343,000 outstanding, net of debt issue costs, under our senior unsecured notes.

Equity. We declared a monthly cash dividend of $0.19 per share on our common stock for the months of January, February, and March 2023, payable on January 31, February 28, and March 31, 2023, respectively, to stockholders of record on January 23, February 17, and March 23, 2023, respectively.

LTC PROPERTIES, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions
		(Recovered)
	Balance at	charged to	Charged to
	beginning of	costs and	other		Balance at end
Account Description	period	expenses	accounts (1)	Deductions (2)	of period
Year ended December 31, 2020
Loan loss reserves	$2,560	$32	$—	$—	$2,592
Other notes receivable allowance	181	(35)	—	—	146
Straight-line rent receivable allowance	—	—	—	—	—
	$2,741	$(3)	$—	$—	$2,738
Year ended December 31, 2021
Loan loss reserves	$2,592	$881	$—	$—	$3,473
Other notes receivable allowance	146	140	—	—	286
Straight-line rent receivable allowance	—	—	—	—	—
	$2,738	$1,021	$—	$—	$3,759
Year ended December 31, 2022
Loan loss reserves	$3,473	$457	$—	$—	$3,930
Financing receivable loss reserve	—	768	—	—	768
Other notes receivable allowance	286	303	—	—	589
	$3,759	$1,528	$—	$—	$5,287
(1)	There were no charges to other accounts.

(2)	Deductions represent uncollectable accounts written off.

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

				Costs
				capitalized	Gross amount at which carried at
		Initial cost to company		subsequent	December 31, 2022
			Building and	to		Building and		Accum	Construction/	Acquisition
	Encumbrances	Land	improvements	acquisition	Land	improvements	Total (1)	deprec.	renovation date	date
Skilled Nursing Properties:
134 Alamogordo, NM	$—	$210	$2,593	$641	$210	$3,234	$3,444	$1,742	1985	2001
218 Albuquerque, NM	—	1,696	3,891	530	1,696	4,421	6,117	2,293	2008	2005
219 Albuquerque, NM	—	1,950	8,910	207	1,950	9,117	11,067	4,513	1982	2005
220 Albuquerque, NM	—	2,463	7,647	9	2,463	7,656	10,119	3,751	1970	2005
252 Amarillo, TX	—	844	—	7,925	844	7,925	8,769	2,488	2013	2011
247 Arlington, TX	—	1,016	13,649	132	1,016	13,781	14,797	4,988	2007	2011
325 Austin, TX	—	896	9,562	—	896	9,562	10,458	202	2017	2022
319, Blue Springs, MO	—	2,644	13,942	73	2,644	14,015	16,659	1,508	2020	2019
007 Bradenton, FL	—	330	2,720	160	330	2,880	3,210	2,418	2012	1993
256 Brownwood, TX	—	164	6,336	29	164	6,365	6,529	2,188	2011	2012
177 Chesapeake, VA	—	388	3,469	2,777	388	6,246	6,634	4,110	2017	1995
257 Cincinnati, OH	—	1,890	25,110	224	1,890	25,334	27,224	5,945	2009	2012
125 Clovis, NM	—	561	5,539	307	561	5,846	6,407	3,155	2006	2001
129 Clovis, NM	—	598	5,902	59	598	5,961	6,559	3,236	1995	2001
267 Cold Spring, KY	—	2,050	21,496	196	2,050	21,692	23,742	6,014	2014	2012
253 Colton, CA	—	2,474	15,158	—	2,474	15,158	17,632	4,803	1990	2011
246 Crowley, TX	—	2,247	14,276	187	2,247	14,463	16,710	5,266	2007	2011
235 Daleville, VA	—	279	8,382	—	279	8,382	8,661	3,180	2005	2010
258 Dayton, OH	—	373	26,627	—	373	26,627	27,000	6,344	2010	2012
196 Dresden, TN	—	31	1,529	1,073	31	2,602	2,633	1,400	2014	2000
298 Forth Worth, TX	—	2,785	7,546	413	2,785	7,959	10,744	3,086	1998	2015
326 Forth Worth, TX	—	922	12,268	—	922	12,268	13,190	267	2017	2022
026 Gardendale, AL	—	100	7,550	2,084	100	9,634	9,734	7,078	2011	1996
248 Granbury, TX	—	836	6,693	363	836	7,056	7,892	3,132	2008	2011
250 Hewitt, TX	—	1,780	8,220	391	1,780	8,611	10,391	2,787	2008	2011
318 Kansas City, MO	—	1,229	18,369	69	1,229	18,438	19,667	1,755	2018	2019
008 Lecanto, FL	—	351	2,665	2,737	351	5,402	5,753	4,287	2012	1993
322 Longview, TX	—	1,405	12,176	—	1,405	12,176	13,581	1,274	2014	2020
300 Mansfield, TX	—	2,890	13,110	—	2,890	13,110	16,000	3,377	2015	2016
053 Mesa, AZ	—	305	6,909	1,876	305	8,785	9,090	6,610	1996	1996
242 Mission, TX	—	1,111	16,602	82	1,111	16,684	17,795	5,727	2004	2010
233 Nacogdoches, TX	—	394	7,456	268	394	7,724	8,118	2,848	1991	2010
249 Nacogdoches, TX	—	1,015	11,109	358	1,015	11,467	12,482	4,575	2007	2011
245 Newberry, SC	—	439	4,639	879	439	5,518	5,957	2,374	1995	2011
244 Newberry, SC	—	919	5,454	200	919	5,654	6,573	2,277	2001	2011
251 Pasadena, TX	—	1,155	14,345	522	1,155	14,867	16,022	4,685	2005	2011
193 Phoenix, AZ	—	300	9,703	92	300	9,795	10,095	6,608	1985	2000
094 Portland, OR	—	100	1,925	3,152	100	5,077	5,177	4,147	2007	1997
254 Red Oak, TX	—	1,427	17,173	244	1,427	17,417	18,844	5,550	2002	2012
197 Ripley, TN	—	20	985	1,638	20	2,623	2,643	1,468	2014	2000

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

				Costs
				capitalized	Gross amount at which carried at
		Initial cost to company		subsequent	December 31, 2022
			Building and	to		Building and		Accum	Construction/	Acquisition
	Encumbrances	Land	improvements	acquisition	Land	improvements	Total (1)	deprec.	renovation date	date
133 Roswell, NM	$—	$568	$5,235	$1,396	$568	$6,631	$7,199	$3,521	1975	2001
325 San Antonio, TX	—	1,676	15,470	20	1,676	15,490	17,166	320	2018	2022
281 Slinger, WI	—	464	13,482	—	464	13,482	13,946	3,916	2014	2015
234 St. Petersburg, FL	—	1,070	7,930	500	1,070	8,430	9,500	2,892	1988	2010
243 Stephenville, TX	—	670	10,117	616	670	10,733	11,403	3,811	2009	2010
178 Tappahannock, VA	—	375	1,327	397	375	1,724	2,099	1,569	1978	1995
270 Trinity, FL	—	1,653	12,748	—	1,653	12,748	14,401	3,781	2008	2013
192 Tucson, AZ	—	276	8,924	112	276	9,036	9,312	6,091	1992	2000
305 Union, KY	—	858	24,116	—	858	24,116	24,974	3,426	2019	2016
299 Weatherford, TX	—	836	11,902	280	836	12,182	13,018	3,962	1996	2015
323 Webster, TX	—	2,310	8,713	—	2,310	8,713	11,023	200	2018	2022
236 Wytheville, VA	—	647	12,167	—	647	12,167	12,814	5,363	1996	2010
Skilled Nursing Properties	$—	$53,990	$513,766	$33,218	$53,990	$546,984	$600,974	$182,308
Assisted Living Properties:
077 Ada, OK	—	100	1,650	180	100	1,830	1,930	1,106	1996	1996
105 Arvada, CO	—	100	2,810	7,072	100	9,882	9,982	4,027	2014	1997
304 Athens, GA	—	1,056	13,326	111	1,056	13,437	14,493	2,422	2016	2016
063 Athens, TX	—	96	1,510	113	96	1,623	1,719	1,125	1995	1996
320 Auburn Hills, MI	—	1,964	4,577	1,149	1,964	5,726	7,690	1,056	1995	2019
269 Aurora, CO	—	850	8,583	—	850	8,583	9,433	2,566	2014	2013
260 Aurora, CO	—	831	10,071	327	831	10,398	11,229	2,866	1999	2012
117 Beatrice, NE	—	100	2,173	243	100	2,416	2,516	1,517	1997	1997
277 Burr Ridge, IL	—	1,400	11,102	—	1,400	11,102	12,502	2,735	2016	2014
278 Castle Rock, CO	—	759	5,091	—	759	5,091	5,850	1,573	2012	2014
311 Cedarburg, WI	—	924	21,083	—	924	21,083	22,007	2,946	2019	2017
160 Central, SC	—	100	2,321	119	100	2,440	2,540	1,272	1998	1999
263 Chatham, NJ	—	5,365	36,399	587	5,365	36,986	42,351	10,105	2002	2012
307 Clovis, CA	—	2,542	19,126	—	2,542	19,126	21,668	3,022	2014	2017
308 Clovis, CA	—	3,054	14,172	—	3,054	14,172	17,226	2,154	2016	2017
279 Corpus Christi, TX	—	880	11,440	298	880	11,738	12,618	2,753	2016	2015
292 De Forest, WI	—	485	5,568	47	485	5,615	6,100	1,191	2006	2015
057 Dodge City, KS	—	84	1,666	30	84	1,696	1,780	1,156	1995	1995
083 Durant, OK	—	100	1,769	157	100	1,926	2,026	1,162	1997	1997
107 Edmond, OK	—	100	1,365	659	100	2,024	2,124	1,226	1996	1997
163 Ft. Collins, CO	—	100	2,961	3,674	100	6,635	6,735	3,147	2014	1999
170 Ft. Collins, CO	—	100	3,400	4,928	100	8,328	8,428	3,669	2014	1999
132 Ft. Meyers, FL	—	100	2,728	272	100	3,000	3,100	1,717	1998	1998
315 Ft. Worth, TX	—	1,534	11,099	34	1,534	11,133	12,667	1,424	2014	2018
100 Fremont ,OH	—	100	2,435	203	100	2,638	2,738	1,663	1997	1997
266 Frisco, TX	—	1,000	5,154	—	1,000	5,154	6,154	1,667	2014	2012
314 Frisco, TX	—	2,216	10,417	119	2,216	10,536	12,752	1,367	2015	2018
296 Glenview, IL	—	2,800	14,248	—	2,800	14,248	17,048	2,764	2017	2015
167 Goldsboro, NC	—	100	2,385	170	100	2,555	2,655	1,217	1998	1999
056 Great Bend, KS	—	80	1,570	68	80	1,638	1,718	1,234	1995	1995
102 Greeley, CO	—	100	2,310	612	100	2,922	3,022	1,686	1997	1997
284 Green Bay, WI	—	1,660	19,079	475	1,660	19,554	21,214	4,448	2004	2015
286 Greenfield, WI	—	818	8,014	232	818	8,246	9,064	1,755	2007	2015
164 Greenville, NC	—	100	2,478	198	100	2,676	2,776	1,418	1998	1999
062 Greenville, TX	—	42	1,565	105	42	1,670	1,712	1,134	1995	1996
161 Greenwood, SC	—	100	2,638	337	100	2,975	3,075	1,544	1998	1999
295 Jacksonville, FL	—	1,389	12,756	1,056	1,389	13,812	15,201	2,702	2015	2015
066 Jacksonville, TX	—	100	1,900	90	100	1,990	2,090	1,361	1996	1996
310 Kansas City, MO	—	1,072	15,552	—	1,072	15,552	16,624	2,071	2017	2017
285 Kenosha, WI	—	936	12,361	498	936	12,859	13,795	2,625	2008	2015
255 Littleton, CO	—	1,882	8,248	—	1,882	8,248	10,130	2,226	2013	2012
268 Littleton, CO	—	1,200	8,688	—	1,200	8,688	9,888	2,670	2014	2013
148 Longmont, CO	—	100	2,640	64	100	2,704	2,804	1,645	1998	1998
060 Longview, TX	—	38	1,568	134	38	1,702	1,740	1,180	1995	1995
261 Louisville, CO	—	911	11,703	390	911	12,093	13,004	3,283	2000	2012

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

				Costs
				capitalized	Gross amount at which carried at
		Initial cost to company		subsequent	December 31, 2022
			Building and	to		Building and		Accum	Construction/	Acquisition
	Encumbrances	Land	improvements	acquisition	Land	improvements	Total (1)	deprec.	renovation date	date
301 Louisville, KY	$—	$1,021	$11,871	$123	$1,021	$11,994	$13,015	$2,305	2016	2016
114 Loveland, CO	—	100	2,865	324	100	3,189	3,289	1,995	1997	1997
068 Lufkin, TX	—	100	1,950	106	100	2,056	2,156	1,400	1996	1996
061 Marshall, TX	—	38	1,568	544	38	2,112	2,150	1,477	1995	1995
293 McHenry, IL	—	1,289	28,976	987	1,289	29,963	31,252	6,257	2005	2015
058 McPherson, KS	—	79	1,571	67	79	1,638	1,717	1,223	1994	1995
313 Medford, OR		636	17,816	—	636	17,816	18,452	1,788	2020	2018
316 Medford, OR	—	750	13,650	250	750	13,900	14,650	1,874	2005	2018
239 Merritt Island, FL	—	550	6,928	115	550	7,043	7,593	3,056	2004	2010
104 Millville, NJ	—	100	2,825	848	100	3,673	3,773	2,174	1997	1997
231 Monroeville, PA	—	526	5,334	439	526	5,773	6,299	2,317	1997	2009
280 Murrells Inlet, SC	—	2,490	14,185	129	2,490	14,314	16,804	3,278	2016	2015
294 Murrieta, CA	—	2,022	11,136	—	2,022	11,136	13,158	2,586	2016	2015
289 Neenah, WI	—	694	20,839	251	694	21,090	21,784	4,316	1991	2015
166 New Bern, NC	—	100	2,427	170	100	2,597	2,697	1,254	1998	1999
118 Newark, OH	—	100	2,435	383	100	2,818	2,918	1,703	1997	1997
143 Niceville, FL	—	100	2,680	108	100	2,788	2,888	1,676	1998	1998
095 Norfolk, NE	—	100	2,123	311	100	2,434	2,534	1,541	1997	1997
306 Oak Lawn, IL	—	1,591	13,772	—	1,591	13,772	15,363	2,325	2018	2016
302 Overland Park, KS	—	1,951	11,882	281	1,951	12,163	14,114	2,496	2013	2016
232 Pittsburgh, PA	—	470	2,615	360	470	2,975	3,445	1,264	1994	2009
165 Rocky Mount, NC	—	100	2,494	378	100	2,872	2,972	1,359	1998	1999
059 Salina, KS	—	79	1,571	303	79	1,874	1,953	1,250	1994	1995
084 San Antonio, TX	—	100	1,900	45	100	1,945	2,045	1,240	1997	1997
092 San Antonio, TX	—	100	2,055	577	100	2,632	2,732	1,411	1997	1997
288 Sheboygan, WI	—	1,168	5,382	379	1,168	5,761	6,929	1,384	2006	2015
149 Shelby, NC	—	100	2,805	312	100	3,117	3,217	1,782	1998	1998
312 Spartanburg, SC	—	254	9,906	1,520	254	11,426	11,680	2,627	1999	2017
150 Spring Hill, FL	—	100	2,650	104	100	2,754	2,854	1,662	1998	1998
103 Springfield, OH	—	100	2,035	363	100	2,398	2,498	1,490	1997	1997
321 Sterling Heights, MI	—	1,133	11,487	1,133	1,133	12,620	13,753	1,643	1997	2019
162 Sumter, SC	—	100	2,351	656	100	3,007	3,107	1,393	1998	1999
140 Tallahassee, FL	—	100	3,075	140	100	3,215	3,315	1,925	1998	1998
098 Tiffin, OH	—	100	2,435	366	100	2,801	2,901	1,678	1997	1997
282 Tinley Park, IL	—	702	11,481	—	702	11,481	12,183	2,608	2016	2015
088 Troy, OH	—	100	2,435	821	100	3,256	3,356	1,950	1997	1997
080 Tulsa, OK	—	200	1,650	148	200	1,798	1,998	1,091	1997	1997
093 Tulsa, OK	—	100	2,395	42	100	2,437	2,537	1,553	1997	1997
238 Tupelo, MS	—	1,170	8,230	52	1,170	8,282	9,452	3,133	2000	2010
075 Tyler, TX	—	100	1,800	144	100	1,944	2,044	1,207	1996	1996
091 Waco, TX	—	100	2,235	770	100	3,005	3,105	1,563	2021	1997
096 Wahoo, NE	—	100	2,318	166	100	2,484	2,584	1,628	1997	1997
108 Watauga, TX	—	100	1,668	38	100	1,706	1,806	1,076	1996	1997
109 Weatherford, OK	—	100	1,669	698	100	2,367	2,467	1,454	1996	1997
309 West Chester, OH	—	2,355	13,553	212	2,355	13,765	16,120	2,235	2017	2017
276 Westminster, CO	—	1,425	9,575	—	1,425	9,575	11,000	2,660	2015	2013
110 Wheelersburg, OH	—	29	2,435	349	29	2,784	2,813	1,720	1997	1997
303 Wichita, KS	—	1,422	9,957	285	1,422	10,242	11,664	2,162	2011	2016
259 Wichita, KS	—	730	—	9,682	730	9,682	10,412	2,911	2013	2012
283 Wichita, KS	—	624	13,946	—	624	13,946	14,570	2,373	2016	2015
076 Wichita Falls, TX	—	100	1,850	126	100	1,976	2,076	1,225	1996	1996
120 Wichita Falls, TX	—	100	2,750	143	100	2,893	2,993	1,841	1997	1997
264 Williamstown, NJ	—	711	6,637	—	711	6,637	7,348	1,982	2000	2012
265 Williamstown, NJ	—	711	8,649	—	711	8,649	9,360	2,411	2000	2012
Assisted Living Properties	$—	$68,788	$678,526	$50,499	$68,788	$729,025	$797,813	$207,529

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

				Costs
				capitalized	Gross amount at which carried at
		Initial cost to company		subsequent	December 31, 2022
			Building and	to		Building and			Accum	Construction/	Acquisition
	Encumbrances	Land	improvements	acquisition	Land	improvements	Total (1)		deprec.	renovation date	date
Other:
Properties:
297 Las Vegas, NV	—	1,965	7,308	1,702	1,965	9,010	10,975		1,650	1990/1994	2015
Properties	—	1,965	7,308	1,702	1,965	9,010	10,975		1,650
Land:
271 Howell, MI	—	420	—	—	420	—	420		—	N/A	2013
272 Milford, MI	—	450	—	—	450	—	450		—	N/A	2014
275 Yale, MI	—	73	—	—	73	—	73		—	N/A	2013
Land	—	943	—	—	943	—	943		—
Other Properties	—	2,908	7,308	1,702	2,908	9,010	11,918		1,650
	$—	$125,686	$1,199,600	$85,419	$125,686	$1,285,019	$1,410,705	(2)	$391,487
(1)	Depreciation is computed principally by the straight-line method for financial reporting purposes which generally range of a life from 5 to 15 years for furniture and equipment, 35 to 50 years for buildings, 10 to 20 years for site improvements, 10 to 50 years for building improvements and the respective lease term for acquired lease intangibles.

(2)	As of December 31, 2022, our aggregate cost for Federal income tax purposes was $1,420,258 (unaudited).

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

Activity for the years ended December 31, 2022, 2021 and 2020 is as follows:

	For the Year Ended December 31,
	2022	2021	2020
Reconciliation of real estate:
Carrying cost:
Balance at beginning of period	$1,408,557	$1,452,001	$1,484,571
Acquisitions	51,817	—	13,581
Improvements	9,099	6,298	23,612
Capitalized interest	—	—	354
Cost of real estate sold	(55,346)	(49,742)	(66,140)
Impairment loss from real estate investments	(3,422)	—	(3,977)
Ending balance	$1,410,705	$1,408,557	$1,452,001
Accumulated depreciation:
Balance at beginning of period	$374,606	$349,643	$347,755
Depreciation expense	37,394	38,192	38,945
Cost of real estate sold	(20,513)	(13,229)	(37,057)
Ending balance	$391,487	$374,606	$349,643

LTC PROPERTIES, INC.

SCHEDULE IV

MORTGAGE LOANS RECEIVABLE ON REAL ESTATE

(in thousands)

										Principal
										Amount of
									Carrying	Loans
							Current		Amount of	Subject to
	(Unaudited)						Monthly	Face	Mortgages	Delinquent
	Number of				Final	Balloon	Debt	Amount of	December 31,	Principal or
State	Properties		Units/Beds (1)	Interest Rate (2)	Maturity Date	Amount (3)	Service	Mortgages	2022	Interest
MI	15		1,875	10.60%	2043	$163,214	$1,623	$190,214	$182,514	$—
MI	4		480	9.60%	2045	35,576	311	39,406	38,636	—
MI	1		146	10.10%	2045	14,325	125	15,000	14,726	—
MI	2		201	9.80%	2045	19,750	162	19,750	19,553	—
FL	1		68	7.80%	2025	14,308	92	14,308	14,165	—
LA	1		189	7.50%	2024	29,346	186	29,346	29,054	—
MO	—		—	7.50%	2023	1,887	12	1,887	1,867	—
NC	4		217	7.30%	2026	33,000	209	33,000	32,670	—
NC	—		—	7.30%	2026	796	5	796	788	—
NC	12	(4)	478	7.30%	2025	51,531	318	51,531	51,016	—
SC	1	(4)	45	7.30%	2025	4,787	30	4,787	4,739	—
	41	(5)	3,699			$368,520	$3,073	$400,025	$389,728	$—
(1)	This number is based upon unit/bed counts shown on operating licenses provided to us by lessee/borrowers or units/beds as stipulated by lease/mortgage documents. We have found during the years that these numbers often differ, usually not materially, from units/beds in operation at any point in time. The differences are caused by such things as operators converting a patient/resident room for alternative uses, such as offices or storage, or converting a multi-patient room/unit into a single patient room/unit. We monitor our properties on a routine basis through site visits and reviews of current licenses. In an instance where such change would cause a de-licensing of beds or in our opinion impact the value of the property, we would take action against the borrower to preserve the value of the property/collateral.

(2)	Represents current stated interest rate. Generally, the loans have principal and interest payable at varying amounts over the life to maturity with annual interest adjustments through specified fixed rate increases effective either on the first anniversary or calendar year of the loan.

(3)	Balloon payment is due upon maturity.

(4)	Represents a single mortgage loan secured by 13 ALFs. The mortgage loan was allocated by state for reporting purposes only.

(5)	Includes 10 first-lien mortgage loans as follows:

Number of Loans	Original loan amounts
2	$ 500 - $2,000
0	$2,001 - $3,000
0	$3,001 - $4,000
0	$4,001 - $5,000
0	$5,001 - $6,000
0	$6,001 - $7,000
8	$7,001 +

Mortgage loans receivable activity for the years ended December 31, 2022, 2021 and 2020 is as follows:

Balance— December 31, 2019	$254,099
New mortgage loans	—
Other additions	4,253
Amortization of mortgage premium	(4)
Collections of principal	(1,065)
Foreclosures	—
Loan loss reserve	(32)
Other deductions	—
Balance— December 31, 2020	257,251
New mortgage loans	88,415
Other additions	540
Application of interest reserve	298
Amortization of mortgage premium	(6)
Collections of principal	(1,175)
Foreclosures	—
Loan loss reserve	(881)
Other deductions	—
Balance— December 31, 2021	344,442
New mortgage loans	31,965
Other additions	8,767
Application of interest reserve	6,192
Amortization of mortgage premium	(6)
Collections of principal	(1,175)
Foreclosures	—
Loan loss reserve	(457)
Other deductions	—
Balance— December 31, 2022	$389,728

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control— Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of the end of the fiscal year ended December 31, 2022, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by Ernst &Young LLP, independent registered public accounting firm. Ernst & Young LLP’s report on our internal control over financial reporting appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of LTC Properties, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited LTC Properties, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, LTC Properties, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedules listed in the Index at Item 15(a) and our report dated February 16, 2023 expressed an unqualified opinion thereon.

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

February 16, 2023

Item 9B. OTHER INFORMATION

None.

Item 9.C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our definitive proxy statement for the 2023 Annual Meeting of Stockholders (to be filed with the SEC within 120 days of our December 31, 2022 fiscal year end) under the headings “Proposal 1 Election of Directors,” “Corporate Governance Principles and Board Matters,” and “Executive Officers.”

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our definitive proxy statement for the 2023 Annual Meeting of Stockholders (to be filed with the SEC within 120 days of our December 31, 2022 fiscal year end) under the headings “Executive Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Director Compensation,” and “Compensation Committee Report.”

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our definitive proxy statement for the 2023 Annual Meeting of Stockholders (to be filed with the SEC within 120 days of our December 31, 2022 fiscal year end) under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our definitive proxy statement for the 2023 Annual Meeting of Stockholders (to be filed with the SEC within 120 days of our December 31, 2022 fiscal year end) under the heading “Certain Relationships and Related Transactions, and Director Independence.”

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our definitive proxy statement for the 2023 Annual Meeting of Stockholders (to be filed with the SEC within 120 days of our December 31, 2022 fiscal year end) under the heading “Independent Registered Public Accounting Firm Fees and Services.”

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

10.1	Note Purchase Agreement dated February 16, 2017 (incorporated by reference to Exhibit 10.7 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016)
10.2	Note Purchase Agreement dated May 17, 2022 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed May 19, 2022)
10.3

Note Purchase and Private Shelf Agreement between LTC Properties, Inc., and AIG Asset Management (U.S.) LLC dated August 4, 2015 (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015)

10.4

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

10.7

Equity Distribution Agreement, dated November 19, 2021, by and between LTC Properties, Inc. and Huntington Securities USA Inc. (incorporated by reference to Exhibit 1.1 to the registrant’s Current Report on Form 8-K filed November 19, 2021)

Exhibit Number	Description
10.8	Third Amended and Restated Credit Agreement dated as of November 19, 2021 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed November 19, 2021)
10.9	First Amendment to the Third Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed December 19, 2022)
10.10	Employment Agreement of Wendy Simpson dated November 12, 2014 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed November 12, 2014)
10.11	Employment Agreement of Pamela Kessler, effective as of November 12, 2014 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed November 12, 2014)
10.12+	Employment Agreement of Clint Malin, effective as of November 12, 2014 (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed November 12, 2014)
10.13+	Annual Cash Bonus Incentive Plan, effective as of October 27, 2014 (incorporated by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014)
10.14+	The 2015 Equity Participation Plan of LTC Properties, Inc. (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-8 (File No. 333-205115)
10.15+	The 2021 Equity Participation Plan of LTC Properties, Inc. (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-8 (File No. 333-256808)
10.16+	Form of Stock Option Agreement under the 2021 Equity Participation Plan (incorporated by reference to Exhibit 10.14 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021)
10.17+

Form of Performance Based Market Stock Unit Agreement under the 2021 Equity Participation Plan (incorporated by reference to Exhibit 10.15 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021)

10.18+

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
Dated: February 16, 2023
	By:	/s/ CAROLINE CHIKHALE CAROLINE CHIKHALE Executive Vice President, Chief Accounting Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Wendy L. Simpson WENDY L. SIMPSON	Chairman and Chief Executive Officer (Principal Executive Officer)	February 16, 2023

/s/ Pamela J. Kessler PAMELA J. KESSLER	Co-President, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)	February 16, 2023

/s/ Boyd Hendrickson BOYD HENDRICKSON	Director	February 16, 2023

/s/ Cornelia Cheng	Director	February 16, 2023
CORNELIA CHENG
/s/ Devra G. Shapiro DEVRA G. SHAPIRO	Director	February 16, 2023

/s/ James J. Pieczynski JAMES J. PIECZYNSKI	Director	February 16, 2023

/s/ Timothy J. Triche TIMOTHY J. TRICHE	Director	February 16, 2023