Form 10-Q
period 2023-03-31
LTC PROPERTIES INC
filed 2023-04-27
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Yes ☐ No ☑

The number of shares of common stock outstanding on April 20, 2023 was 41,396,216.

LTC PROPERTIES, INC.

FORM 10-Q

March 31, 2023

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share)

	March 31, 2023	December 31, 2022
	(unaudited)	(audited)
ASSETS
Investments:
Land	$123,338	$124,665
Buildings and improvements	1,258,721	1,273,025
Accumulated depreciation and amortization	(390,013)	(389,182)
Operating real estate property, net	992,046	1,008,508
Properties held-for-sale, net of accumulated depreciation: 2023—$3,088; 2022—$2,305	4,075	10,710
Real property investments, net	996,121	1,019,218
Financing receivables, net of credit loss reserve: 2023—$1,981; 2022—$768	196,096	75,999
Mortgage loans receivable, net of credit loss reserve: 2023—$4,569; 2022—$3,930	452,955	389,728
Real estate investments, net	1,645,172	1,484,945
Notes receivable, net of credit loss reserve: 2023—$469; 2022—$589	46,467	58,383
Investments in unconsolidated joint ventures	19,340	19,340
Investments, net	1,710,979	1,562,668

Other assets:
Cash and cash equivalents	5,538	10,379
Debt issue costs related to revolving line of credit	2,132	2,321
Interest receivable	48,079	46,000
Straight-line rent receivable	21,238	21,847
Lease incentives	1,571	1,789
Prepaid expenses and other assets	9,319	11,099
Total assets	$1,798,856	$1,656,103
LIABILITIES
Revolving line of credit	$270,100	$130,000
Term loans, net of debt issue costs: 2023—$455; 2022—$489	99,545	99,511
Senior unsecured notes, net of debt issue costs: 2023—$1,420; 2022—$1,477	531,400	538,343
Accrued interest	4,122	5,234
Accrued expenses and other liabilities	29,074	32,708
Total liabilities	934,241	805,796
EQUITY
Stockholders’ equity:
Common stock: $0.01 par value; 60,000 shares authorized; shares issued and outstanding: 2023—41,396; 2022—41,262	413	412
Capital in excess of par value	933,370	931,124
Cumulative net income	1,577,794	1,544,660
Accumulated other comprehensive income (loss)	7,357	8,719
Cumulative distributions	(1,680,111)	(1,656,548)
Total LTC Properties, Inc. stockholders’ equity	838,823	828,367
Non-controlling interests	25,792	21,940
Total equity	864,615	850,307
Total liabilities and equity	$1,798,856	$1,656,103

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share, unaudited)

	Three Months Ended
	March 31,
	2023	2022
Revenues:
Rental income	$31,735	$30,324
Interest income from financing receivables	3,751	—
Interest income from mortgage loans	11,244	9,636
Interest and other income	2,770	827
Total revenues	49,500	40,787
Expenses:
Interest expense	10,609	7,143
Depreciation and amortization	9,210	9,438
Impairment loss	434	—
Provision for credit losses	1,731	354
Transaction costs	117	32
Property tax expense	3,293	3,982
General and administrative expenses	6,294	5,808
Total expenses	31,688	26,757
Other operating income:
Gain on sale of real estate, net	15,373	102
Operating income	33,185	14,132
Income from unconsolidated joint ventures	376	375
Net income	33,561	14,507
Income allocated to non-controlling interests	(427)	(95)
Net income attributable to LTC Properties, Inc.	33,134	14,412
Income allocated to participating securities	(205)	(137)
Net income available to common stockholders	$32,929	$14,275

Earnings per common share:
Basic	$0.80	$0.36
Diluted	$0.80	$0.36

Weighted average shares used to calculate earnings per common share:
Basic	41,082	39,199
Diluted	41,189	39,349

Dividends declared and paid per common share	$0.57	$0.57

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$33,561	$14,507
Unrealized (loss) gain on cash flow hedges before reclassification	(550)	4,584
(Gains) losses reclassified from accumulated other comprehensive income to interest expense	(812)	292
Comprehensive income	32,199	19,383
Less: Comprehensive income allocated to non-controlling interests	(427)	(95)
Comprehensive income attributable to LTC Properties, Inc.	$31,772	$19,288

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

			Capital in	Cumulative			Total	Non-
	Common Stock		Excess of	Net	Accumulated	Cumulative	Stockholder's	Controlling	Total
	Shares	Amount	Par Value	Income	OCI	Distributions	Equity	Interests	Equity
Balance—December 31, 2021	39,374	$394	$856,895	$1,444,636	$(172)	$(1,565,039)	$736,714	$8,413	$745,127
Common Stock cash distributions ($0.57 per share)	—	—	—	—	—	(22,480)	(22,480)	—	(22,480)
Stock-based compensation expense	—	—	1,925	—	—	—	1,925	—	1,925
Net income	—	—	—	14,412	—	—	14,412	95	14,507
Cash paid for taxes in lieu of common shares	(37)	—	(1,255)	—	—	—	(1,255)	—	(1,255)
Non-controlling interest distributions	—	—	—	—	—	—	—	(95)	(95)
Fair market valuation adjustment for interest rate swap	—	—	—	—	4,876	—	4,876	—	4,876
Other	123	1	(7)	—	—	—	(6)	—	(6)
Balance—March 31, 2022	39,460	$395	$857,558	$1,459,048	$4,704	$(1,587,519)	$734,186	$8,413	$742,599

Balance—December 31, 2022	41,262	$412	$931,124	$1,544,660	$8,719	$(1,656,548)	$828,367	$21,940	$850,307
Issuance of common stock	48	—	1,697	—	—	—	1,697	—	1,697
Issuance of restricted stock	128	1	(1)	—	—	—	—	—	—
Common Stock cash distributions ($0.57 per share)	—	—	—	—	—	(23,563)	(23,563)	—	(23,563)
Stock-based compensation expense	—	—	2,088	—	—	—	2,088	—	2,088
Net income	—	—	—	33,134	—	—	33,134	427	33,561
Cash paid for taxes in lieu of common shares	(41)	—	(1,538)	—	—	—	(1,538)	—	(1,538)
Non-controlling interest contributions	—	—	—	—	—	—	—	3,831	3,831
Non-controlling interest distributions	—	—	—	—	—	—	—	(406)	(406)
Fair market valuation adjustment for interest rate swap	—	—	—	—	(1,362)	—	(1,362)	—	(1,362)
Other	(1)	—	—	—	—	—	—	—	—
Balance—March 31, 2023	41,396	$413	$933,370	$1,577,794	$7,357	$(1,680,111)	$838,823	$25,792	$864,615

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES:
Net income	$33,561	$14,507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,210	9,438
Stock-based compensation expense	2,088	1,925
Impairment loss	434	—
Gain on sale of real estate, net	(15,373)	(102)
Income from unconsolidated joint ventures	(376)	(375)
Straight-line rental adjustment	465	234
Exchange of prepayment fee for participating interest in mortgage loan	(1,380)	—
Adjustment for collectability of lease incentives and rental income	—	173
Amortization of lease incentives	209	223
Provision for credit losses	1,731	354
Application of interest reserve	(1,149)	(1,221)
Amortization of debt issue costs	300	264
Other non-cash items, net	23	—
Change in operating assets and liabilities
Lease incentives funded	—	(8)
Increase in interest receivable	(2,079)	(1,643)
Decrease in accrued interest payable	(1,112)	(655)
Net change in other assets and liabilities	(8,513)	(4,546)
Net cash provided by operating activities	18,039	18,568
INVESTING ACTIVITIES:
Investment in real estate capital improvements	(2,608)	(1,068)
Proceeds from sale of real estate, net	31,616	—
Investment in financing receivable	(112,712)	—
Investment in real estate mortgage loans receivable	(53,226)	(1,026)
Principal payments received on mortgage loans receivable	125	125
Advances and originations under notes receivable	(605)	(34,791)
Principal payments received on notes receivable	5,180	1,287
Net cash used in investing activities	(132,230)	(35,473)
FINANCING ACTIVITIES:
Borrowings from revolving line of credit	162,700	47,000
Repayment of revolving line of credit	(22,600)	—
Principal payments on senior unsecured notes	(7,000)	(7,000)
Proceeds from common stock issued	1,777	—
Distributions paid to stockholders	(23,563)	(22,480)
Distributions paid to non-controlling interests	(406)	(95)
Financing costs paid	(20)	(27)
Cash paid for taxes in lieu of shares upon vesting of restricted stock	(1,538)	(1,255)
Other	—	(6)
Net cash provided by financing activities	109,350	16,137
Decrease in cash and cash equivalents	(4,841)	(768)
Cash and cash equivalents, beginning of period	10,379	5,161
Cash and cash equivalents, end of period	$5,538	$4,393

Supplemental disclosure of cash flow information:
Interest paid	$11,421	$7,534
Non-cash investing and financing transactions:
Contribution of financing receivable from non-controlling interest	$3,831	$—
Exchange of mezzanine loan and related prepayment fee for participating interest in mortgage loan	$(8,841)	$—
Reserves withheld at financing and mortgage loan receivable origination	$5,147	$—
Accretion of interest reserve recorded as mortgage loan receivable	$1,149	$1,221
(Decrease) increase in fair value of interest rate swap agreements	$(1,362)	$4,876
Mortgage loan receivable reserve withheld at origination	$750	$—

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

We have prepared consolidated financial statements included herein without audit and in the opinion of management have included all adjustments necessary for a fair presentation of the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to rules and regulations governing the presentation of interim financial statements. The accompanying consolidated financial statements include the accounts of our company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2023 and 2022 are not necessarily indicative of the results for a full year.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table summarizes our investments in owned properties at March 31, 2023 (dollar amounts in thousands):

						Average
		Percentage	Number	Number of		Investment
	Gross	of	of	SNF	ALF	per
Type of Property	Investment	Investment	Properties (1)	Beds	Units	Bed/Unit
Assisted Living	$785,912	56.5%	98	—	5,437	$144.55
Skilled Nursing	591,305	42.6%	50	6,113	236	$93.13
Other (2)	12,005	0.9%	1	118	—	—
Total	$1,389,222	100.0%	149	6,231	5,673
(1)	We own properties in 26 states that are leased to 23 different operators.

(2)	Includes three parcels of land held-for-use, and one behavioral health care hospital.

Many of our existing leases contain renewal options that, if exercised, could result in the amount of rent payable upon renewal being greater or less than that currently being paid. During 2023, Brookdale Senior Living Communities, Inc. (“Brookdale”) elected not to exercise its renewal option. Accordingly, the master lease expires in December 2023. Additionally, during 2023, a master lease covering two skilled nursing centers that matured in 2023 was renewed at the contractual rate for another five years extending the maturity to November 2028. The centers have a total of 216 beds and are located in Florida.

We monitor the collectability of our receivable balances, including deferred rent receivable balances, on an ongoing basis. We write-off uncollectible operator receivable balances, including straight- line rent receivable and lease incentives balances, as a reduction to rental income in the period such balances are no longer probable of being collected. Therefore, recognition of rental income is limited to the lesser of the amount of cash collected or rental income reflected on a “straight-line” basis for those customer receivable balances deemed uncollectible. We wrote-off straight-line rent receivable and lease incentives balances of $144,000 and $173,000 for the three months ended March 31, 2023 and 2022, respectively, as a result of property sales and lease terminations.

We continue to take into the current financial condition of our operators, including consideration of the impact of COVID-19, in our estimation of uncollectible accounts and deferred rents receivable at March 31 2023. We are closely monitoring the collectability of such rents and will adjust future estimations as appropriate as further information becomes known.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table summarizes components of our rental income for the three months ended March 31, 2023 and 2022 (in thousands):

	March 31,
Rental Income	2023		2022
Contractual cash rental income	$29,125	(1)	$26,915	(1)
Variable cash rental income	3,284	(2)	4,039	(2)
Straight-line rent	(465)	(3)	(234)	(3)
Adjustment for collectability of lease incentives and rental income	—		(173)	(4)
Amortization of lease incentives	(209)		(223)
Total	$31,735		$30,324
(1)	Increased primarily due to transitioned portfolios, rental income from acquisitions during the second quarter of 2022, completed development projects and annual rent escalations, partially offset by sold properties.

(2)	The variable rental income for the three months ended March 31, 2023, includes reimbursement of real estate taxes by our lessees of $3,284. The variable rental income for the three months ended March 31, 2022, includes reimbursement of real estate taxes by our lessees of $3,982 and contingent rental income of $57. Decreased primarily due to property tax reassessment and sold properties partially offset by the 2022 second quarter acquisition.

(3)	Primarily due to normal amortization.

(4)	Represents a lease incentive balance write-off related to a closed property and subsequent lease termination.

Some of our lease agreements provide purchase options allowing the lessees to purchase the properties they currently lease from us. The following table summarizes information about purchase options included in our lease agreements (dollar amounts in thousands):

	Type	Number
	of	of	Gross	Carrying	Option
State	Property	Properties	Investments	Value	Window
California	ALF/MC	2	$38,895	$33,483	2023-2029
Florida	MC	1	15,201	12,386	2029
Florida	SNF	3	76,756	76,756	2025-2027	(1)
Nebraska	ALF	3	7,633	2,889	TBD	(2)
North Carolina	ALF/MC	11	121,321	121,321	2025-2028	(3)
Ohio	MC	1	16,160	13,816	2024-2025
South Carolina	ALF/MC	1	11,680	8,908	2029
Texas	SNF	4	51,837	50,518	2027-2029	(4)
Total			$339,483	$320,077
(1)	During 2022, we entered into a joint venture (“JV”) to purchase three skilled nursing centers with a total of 299 beds. The JV leased the properties under a 10-year master lease. For more information regarding this transaction see Financing Receivables below.

(2)	Subject to the properties achieving certain coverage ratios.

(3)	During 2023, we entered into a JV that purchased 11 ALFs and MCs with a total of 523 units and leased the communities under a 10-year master lease. The master lease provides the operator with the option to buy up to 50% of the properties at the beginning of the third lease year, and the remaining properties at the beginning of the fourth lease year through the end of the sixth lease year, with an exit IRR of 9.00% on any portion of the properties being purchased. For more information regarding this transaction see Financing Receivables below.

(4)	During 2022, we purchased four skilled nursing centers and leased these properties under a 10-year lease with an existing operator. The lease allows the operator to elect either an earn-out payment or purchase option. If neither option is elected within the timeframe defined in the lease, both elections are terminated. For more information regarding the earn-out see Note 8. Commitments and Contingencies.

Impairment Charges. In conjunction with the planned sale of a 70-unit assisted living community located in Florida, we recorded a $434,000 impairment loss during the three months ended March 31,

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

2023 and a $1,222,000 impairment loss during the fourth quarter of 2022. Subsequent to March 31, 2023, the community was sold for $4,850,000. As of March 31, 2023, the community was classified as held-for-sale.

Properties Held -for-Sale. The following summarizes our held-for-sale properties as of March 31, 2023 (dollar amounts in thousands):

	Type	Number	Number
	of	of	of	Gross		Accumulated
State	Property	Properties	Beds/units	Investment		Depreciation
FL	ALF	1	70	$7,163	(1)	$3,088
(1)	Represents our gross investment after $1,656 of impairment losses.

Improvements. During the three months ended March 31, 2023 and 2022, we invested the following in improvements projects (in thousands):

	Three Months Ended March 31,
Type of Property	2023	2022
Assisted Living Communities	$1,548	$694
Skilled Nursing Centers	973	177
Other	87	197
Total	$2,608	$1,068

Properties Sold. During the three months ended March 31, 2023 and 2022, we recorded a gain on sale of $15,373,000 and $102,000, respectively. The following table summarizes property sales during the three months ended March 31, 2023 and 2022 (dollar amounts in thousands):

		Type	Number	Number
		of	of	of	Sales	Carrying	Net
Year	State	Properties	Properties	Beds/Units	Price	Value	Gain (2)
2023 (1)	Kentucky	ALF	1	60	$11,000	$10,710	$72
	New Mexico	SNF	2	235	21,250	5,379	15,301
Total 2023			3	295	$32,250	$16,089	$15,373

2022	n/a	n/a	—	—	$—	$—	$102	(3)

(

(1)	Subsequent to March 31, 2023, we sold a 70-unit assisted living community located in Florida for $4,850.

(2)	Calculation of net gain includes cost of sales and write-off of straight-line receivable and lease incentives, when applicable.

(3)	We recognized additional gain due to the reassessment adjustment of the holdbacks related to properties sold during 2019 and 2020, under the expected value model per ASC Topic 606, Contracts with Customers (“ASC 606”).

Financing Receivables. As part of our acquisitions, we may from time to time, invest in sale and leaseback transactions. In accordance with ASC Topic 842, Leases (“ACS 842”), we are required to determine whether the sale and leaseback transaction qualifies as a sale. ASC 842 clarifies that an option for the seller-lessee to repurchase a real estate asset would generally preclude accounting for the transfer of the asset as a sale. Therefore, a sale and leaseback transaction of real estate that includes a seller-lessee repurchase option is accounted for as a failed sale and leaseback transaction. As a result, the purchased assets of a failed sale and leaseback transaction would be presented as Financing receivables on our Consolidated Balance Sheets and the rental revenue from these properties is recorded as Interest income from financing receivables on our Consolidated Statements of Income. Furthermore, upon expiration of the purchase option if the purchase option remains unexercised by the seller-lessee, the purchased assets will be reclassified from Financing receivables to Real property investments on our Consolidated

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Balance Sheets.

During 2023, we entered into a $121,321,000 JV with an affiliate of an existing operator and contributed $117,490,000 into the JV that purchased 11 assisted living and memory care communities from an affiliate of our JV partner. The JV leased the communities back to an affiliate of the seller under a 10-year master lease, with two five-year renewal options. The contractual initial cash yield of 7.25% increases to 7.5% in year three then escalates thereafter based on CPI subject to a floor of 2.0% and a ceiling of 4.0%. Additionally, the JV provided the seller-lessee with a purchase option to buy up to 50% of the properties at the beginning of the third lease year and the remaining properties at the beginning of the fourth lease year through the end of the sixth lease year, with an exit Internal Rate of Return (“IRR”) of 9.0%. During the three months ended March 31, 2023, we recognized $2,345,000 of Interest income from financing receivables and upon origination we recorded $1,213,000 Provision for credit losses equal to 1% of the loan balance related to this investment.

During 2022, we entered into a JV and contributed $61,661,000 into the JV that purchased three skilled nursing centers located in Florida for $75,825,000. The JV leased the centers back to an affiliate of the seller under a 10-year master lease, with two five-year renewal options and provided the seller-lessee with a purchase option, exercisable at the beginning of the fourth year through the end of the fifth year. During the three months ended March 31, 2023, we recognized $1,406,000 of Interest income from financing receivables related to this investment.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Mortgage Loans. The following table sets forth information regarding our investments in mortgage loans secured by first mortgages at March 31, 2023 (dollar amounts in thousands):

					Type	Percentage	Number of					Investment
			Gross		of	of				SNF	ALF	per
Interest Rate	Maturity	State	Investment		Property	Investment	Loans (1)	Properties (2)		Beds	Units	Bed/Unit
7.5%	2023	MO	$1,886		OTH	0.4%	1	—	(3)	—	—	$ n/a
7.5%	2024	LA	29,346		SNF	6.4%	1	1		189	—	$155.27
7.5%	2024	GA	51,111	(4)	ALF	11.2%	1	1		—	203	$251.78
7.8%	2025	FL	15,260		ALF	3.4%	1	1		—	68	$224.41
7.3%	2025	NC	10,750	(4)	ALF	2.4%	1	1		—	45	$238.89
7.3% (5)	2025	NC/SC	56,855		ALF	12.4%	1	13		—	523	$108.71
7.3% (5)	2026	NC	33,598		ALF	7.3%	1	4		—	217	$154.83
7.3% (5)	2026	NC	812		OTH	0.2%	1	—	(6)	—	—	$—
10.6% (7)	2043	MI	184,349		SNF	40.3%	1	15		1,875	—	$98.32
9.6% (7)	2045	MI	38,957		SNF	8.5%	1	4		480	—	$81.16
9.8% (7)	2045	MI	19,750		SNF	4.3%	1	2		201	—	$98.26
10.3% (7)	2045	MI	14,850		SNF	3.2%	1	1		146	—	$101.71
Total			$457,524			100.0%	12	43		2,891	1,056	$115.92
(1)	Some loans contain certain guarantees and provide for certain facility fees.

(2)	Our mortgage loans are secured by properties located in seven states with six borrowers.

(3)	Represents a mortgage loan secured by a parcel of land for the future development of a 91-bed post-acute SNF.

(4)	We originated a $10,750 mortgage loan secured by a 45-unit MC located in North Carolina. The loan carries a two-year term with an interest-only rate of 7.25% and an IRR of 9.0%. Additionally, we invested $51,111 in an existing mortgage loan secured by a 203-unit ILF, ALF and MC located in Georgia by acquiring a participating interest owned by existing lenders for $42,251 in addition to converting our $7,461 mezzanine loan in the property into a participating interest in the mortgage loan. The mortgage loan matures in October 2024 and our investment is at an initial rate of 7.5% with an IRR of 7.75%. We recorded $1,380 of additional interest income in connection with the effective prepayment of the mezzanine loan in the first quarter of 2023.

(5)	Represents the initial rate with an IRR of 8%.

(6)	Represents a mortgage loan secured by a parcel of land in North Carolina held for future development of a seniors housing community.

(7)	Mortgage loans provide for 2.25% annual increases in the interest rate.

The following table summarizes our mortgage loan activity for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023		2022
Originations and funding under mortgage loans receivable	$62,844	(1)	$1,026
Application of interest reserve	1,149		1,223
Scheduled principal payments received	(125)		(125)
Mortgage loan premium amortization	(2)		(2)
Provision for loan loss reserve	(639)		(21)
Net increase in mortgage loans receivable	$63,227		$2,101
(1)	We originated a $10,750 mortgage loan secured by a 45-unit MC located in North Carolina. The loan carries a two-year term with an interest-only rate of 7.25% and an IRR of 9.0%. Additionally, we invested $51,111 in an existing mortgage loan secured by a 203-unit ILF, ALF and MC located in Georgia by acquiring a participating interest owned by existing lenders for $42,251 in addition to converting our $7,461 mezzanine loan in the property into a participating interest in the mortgage loan. The mortgage loan matures in October 2024 and our investment is at an initial rate of 7.5% with an IRR of 7.75%. We recorded $1,380 of additional interest income in connection with the effective prepayment of the mezzanine loan in the first quarter of 2023.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

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

As of March 31, 2023, the accrued interest receivable of $48,079,000 was not included in the measurement of expected credit losses on the financing receivables, mortgage loans receivable and notes receivable (see Note 4. Notes Receivable). We elected not to measure an allowance for expected credit losses on the related accrued interest receivable using the expected credit loss standard. Rather, we have elected to write-off accrued interest receivable by reversing interest income and/or recognizing credit loss expense as incurred. We review the collectability of the accrued interest receivable quarterly as part of our review of the financing receivables, mortgage loans receivable or notes receivables including the performance of the underlying collateral and net worth of the borrower. For the three months ended March 31, 2023 and 2022, the Company did not write-off any accrued interest receivable.

3.	Investment in Unconsolidated Joint Ventures

We have preferred equity investments in two joint ventures. We determined that each of these JVs meets the accounting criteria to be considered a variable interest entity (“VIE”). We are not the primary beneficiary of the JVs as we do not have both: 1) the power to direct the activities that most significantly affect the JVs’ economic performance, and 2) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. However, we do have significant influence over the JVs. Therefore, we have accounted for the JVs using the equity method of accounting. The following table provides information regarding these preferred equity investments (dollar amounts in thousands):

	Type	Type		Total	Contractual	Number
	of	of		Preferred	Cash	of	Carrying
State	Properties	Investment		Return	Portion	Beds/ Units	Value
Washington	ALF/MC	Preferred Equity	(1)	12%	7%	95	$6,340	(1)
Washington	UDP	Preferred Equity	(2)	14%	8%	—	13,000	(2)
Total						95	$19,340
(1)	Represents a preferred equity interest in an entity that developed and owns a 95-unit ALF and MC in Washington. Our investment represents 15.5% of the total investment. The preferred equity investment earns an initial cash rate of 7% increasing to 9% in year four until the internal rate of return (“IRR”) is 8%. After achieving an 8% IRR, the cash rate drops to 8% until achieving an IRR ranging between 12% to 14%, depending upon timing of redemption. During the fourth quarter of 2021, the entity completed the development project and received its certificate of occupancy. We have the option to require the JV partner to purchase our preferred equity interest at any time between August 17, 2031 and December 31, 2036.

(2)	Represents a preferred equity interest in an entity that will develop and own a 267-unit ILF and ALF in Washington. Our investment represents 11.0% of the estimated total investment. The preferred equity investment earns an initial cash rate of 8% with an IRR of 14%. The JV partner has the option to buy out our investment at any time after August 31, 2023 at the IRR rate. Also, we have the option to require the JV partner to purchase our preferred equity interest at any time between August 31, 2027 and, upon project completion and leasing the property, prior to the end of the first renewal term of the lease.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the three months ended March 31, 2023 and 2022, we recognized $376,000 and $375,000 in income from unconsolidated joint ventures. The following table summarizes our income recognized, and application of interest reserves related to our investments in unconsolidated joint ventures for the three months ended March 31, 2023 and 2022 (in thousands):

	Type
	of	Income	Cash Interest	Application of
Year	Properties	Recognized	Earned	Interest Reserve
2023	ALF/MC	$112	$—	$112
	UDP	264	—	264
Total		$376	$—	$376

2022	ALF/MC	$112	$—	$112
	UDP	263	—	263
Total		$375	$—	$375

4.	Notes Receivable

Notes receivable consist of a mezzanine loan and working capital loans. The following table sets forth information regarding our investment in notes receivable at March 31, 2023 (dollar amounts in thousands):

Interest			Type of	Gross			Type of
Rate	IRR	Maturity	Loan	Investment		# of loans	Property
5.0%	—	2023	Working capital	$380		1	ALF
5.0%	—	2024	Working capital	788		1	ALF
4.0%	—	2024	Working capital	13,531		1	SNF
5.0%	—	2025	Working capital	932		1	ALF
7.5%	—	2027	Working capital	550		1	ALF
8.0%	11.0%	2027	Mezzanine	25,000		1	ALF
6.5%	—	2030	Working capital	138		1	SNF
7.1%	—	2030	Working capital	1,607		2	ALF
7.0%	—	2031	Working capital	2,693		1	ALF
8.0%	—	2032	Working capital	1,317		1	SNF
				$46,936	(1)	11
(1)	Excludes the impact of credit loss reserve.

The following table is a summary of our notes receivable components as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Mezzanine loans	$25,000	$36,815
Other loans	21,936	22,157
Notes receivable credit loss reserve	(469)	(589)
Total	$46,467	$58,383

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table summarizes our notes receivable activity for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023		2022
Advances under notes receivable	$605		$34,791	(2)
Principal payments received under notes receivable	(12,641)	(1)	(1,287)
Provision (recovery) for credit losses	120		(333)
Net (decrease) increase in notes receivable	$(11,916)		$33,171
(1)	During 2023, we received $4,545, which includes a prepayment fee and the exit IRR totaling $190 from a mezzanine loan prepayment. The mezzanine loan was on a 136-unit ILF in Oregon. Additionally, another $7,461 mezzanine loan was effectively prepaid through converting it as part of our $51,111 investment in a participating interest in an existing mortgage loan that is secured by a 203-unit ALF, ILF and MC located in Georgia. We recorded $1,380 of interest income in connection with the effective prepayment of the mezzanine loan.

(2)	During 2022, we originated a $25,000 mezzanine loan for the recapitalization of a five-property seniors housing portfolio. The mezzanine loan has a term of approximately five years, with two one-year extension options and bears interest at 8% with an IRR of 11%. The five communities are located in Oregon and Montana, have a total of 621 units, and include independent living, assisted living and memory care.

5.	Lease Incentives

Our non-contingent lease incentive balances at March 31, 2023 and December 31, 2022 $1,571,000 and $1,789,000, respectively. The following table summarizes our lease incentives activity for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Lease incentives funded	$—	$8
Amortization of lease incentives	(209)	(223)
Adjustment for collectability of lease incentives	—	(173)	(1)
Other adjustments	(9)	(13)
Net (decrease) in non-contingent lease incentives	$(218)	$(401)
(1)	Represents the lease incentive balance write-off related to a closed property and subsequent lease termination.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

the fourth quarter of 2022, we entered into the First Amendment (the “Amended Credit Agreement”) to replace LIBOR with SOFR, plus a credit spread adjustment of 10 basis points (“Adjusted SOFR”), as the reference rate for purpose of calculating interest under the Amended Credit Agreement. Other material terms of the Credit Agreement remain unchanged.

Based on our leverage at March 31, 2023, the facility provides for interest annually at Adjusted SOFR plus 120 basis points and a facility fee of 20 basis points and the Term Loans provide for interest annually at Adjusted SOFR plus 140 points.

Interest Rate Swap Agreements. In connection with entering into the Term Loans described above, we entered into two receive variable/pay fixed interest rate swap agreements (the “Interest Rate Swaps”) with maturities of November 19, 2025 and November 19, 2026, respectively, that will effectively lock-in the forecasted interest payments on the Term Loans’ borrowings over their four and five year terms of the loans. The Interest Rate Swaps are considered cash flow hedges and are recorded on our Consolidated Balance Sheets at fair value in Prepaid expenses and other assets, with cumulative changes in the fair value of these instruments recognized in Accumulated other comprehensive income (loss) on our Consolidated Balance Sheets. In connection with entering into the Amended Credit Agreement discussed above, we entered into amendments to our Interest Rate Swaps to account for SOFR as the updated reference rate in the Amended Credit Agreement. During the three months ended March 31, 2023 and 2022, we recorded a $1,362,000 decrease and a $4,876,000 increase in fair value of Interest Rate Swaps, respectively.

As of March 31, 2023 and December 31, 2022, the terms of the Interest Rate Swaps are as follows (dollar amounts in thousands):

				Notional	Fair Value at
Date Entered	Maturity Date	Swap Rate	Rate Index	Amount	March 31, 2023	December 31, 2022
November 2021	November 19, 2025	2.62%	1-month SOFR	$50,000	$3,394	$4,003
November 2021	November 19, 2026	2.76%	1-month SOFR	50,000	3,963	4,716
				$100,000	$7,357	$8,719

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

At March 31, 2023, we were in compliance with all applicable financial covenants. These debt obligations also contain additional customary covenants and events of default that are subject to a number of important and significant limitations, qualifications and exceptions.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table sets forth information regarding debt obligations by component as of March 31, 2023 and December 31, 2022 (dollar amounts in thousands):

		At March 31, 2023		At December 31, 2022
	Applicable		Available		Available
	Interest	Outstanding	for	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing	Balance	Borrowing
Revolving line of credit	5.95%	$270,100	$129,900	$130,000	$270,000
Term loans, net of debt issue costs	2.69%	99,545	—	99,511	—
Senior unsecured notes, net of debt issue costs	4.24%	531,400	—	538,343	—
Total	4.58%	$901,045	$129,900	$767,854	$270,000
(1)	Represents weighted average of interest rate as of March 31, 2023.

During the three months ended March 31, 2023, our debt borrowings and repayments were as follows (in thousands):

	Three Months Ended March 31,
	2023		2022
Debt Obligations	Borrowings	Repayments	Borrowings	Repayments
Revolving line of credit (1)	$162,700	$(22,600)	$47,000	$—
Senior unsecured notes	—	(7,000)	—	(7,000)
Total	$162,700	$(29,600)	$47,000	$(7,000)
(1)	Subsequent to March 31, 2023, we repaid $6,000 under our Revolving Line of Credit. Accordingly, we have $264,100 outstanding and $135,900 available for borrowing under our Revolving Line of Credit.

7.	Equity

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

As of March 31, 2023, we have the following consolidated VIEs (in thousands):

					Gross
Investment			Property		Consolidated	Non-Controlling
Year	Purpose		Type	State	Assets	Interests
2023	Owned real estate	(1)	ALF/MC	NC	$121,321	$3,831
2022	Owned real estate	(2)	SNF	FL	76,756	14,325
2018	Owned real estate		ILF	OR	14,650	2,907
2018	Owned real estate and development		ALF/MC	OR	18,452	1,184
2017	Owned real estate and development		ILF/ALF/MC	WI	22,007	2,305
2017	Owned real estate		ALF/MC	SC	11,680	1,240
Total					$264,866	$25,792
(1)	During the first quarter of 2023, we entered into a JV that purchased 11 ALF and MC with a total of 523 units. For more information regarding this transaction see Financing Receivable above in Note 2.

(2)	During 2022, we entered into a JV that purchased three skilled nursing centers with a total of 299 beds. For more information regarding this transaction see Financing Receivable above in Note 2.

Common Stock. We have separate equity distribution agreements (collectively, “Equity Distribution Agreements”) to offer and sell, from time to time, up to $200,000,000 in aggregate offering

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

price of shares of our common stock. During the three months ended March 31, 2023, we sold 48,500 shares of common stock for $1,777,000 in net proceeds under our Equity Distribution Agreements. In conjunction with the sale of common stock, we incurred $80,000 of costs associated with this agreement which have been recorded in additional paid in capital as a reduction of proceeds received. At March 31, 2023, we had $128,822,000 available under the Equity Distribution Agreements.

During the three months ended March 31, 2023 and 2022, we acquired 41,350 shares and 36,880 shares, respectively, of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

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

Distributions. We declared and paid the following cash dividends (in thousands):

	Three Months Ended March 31,
	2023		2022
	Declared	Paid	Declared	Paid
Common Stock (1)	$23,563	$23,563	$22,480	$22,480
(1)	Represents $0.19 per share per month for the three months ended March 31, 2023 and 2022.

In April 2023, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of April, May and June 2023, payable on April 28, May 31, and June 30, 2023, respectively, to stockholders of record on April 20, May 23, and June 22, 2023, respectively.

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

At March 31, 2023, we had 5,000 stock options outstanding and exercisable. During each of the three months ended March 31, 2023 and 2022, 5,000 stock options expired and were cancelled. During the three months ended March 31, 2023 and 2022, no stock options were granted or exercised.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table summarizes our restricted stock activity for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Outstanding, January 1	229,236	197,422
Granted	127,960	122,865
Vested	(98,206)	(83,341)
Cancelled	(1,085)	—
Outstanding, March 31	257,905	236,946

No performance-based stock units vested during the three months ended March 31, 2023, and 2022.

During the three months ended March 31, 2023 and 2022, we granted restricted stock and performance-based stock units under the 2021 Plan as follows:

	No. of	Price per
Year	Shares/Units	Share	Reward Type	Vesting Period
2023	127,960	$37.16	Restricted stock	ratably over 3 years
	86,867	$37.16	Performance-based stock units	TSR targets (1)
	214,827

2022	122,865	$33.94	Restricted stock	ratably over 3 years
	86,332	$33.94	Performance-based stock units	TSR targets (1)
	209,197

(1)	Vesting is based on achieving certain total shareholder return (“TSR”) targets in 4 years with acceleration opportunity in 3 years.

Compensation expense recognized related to the vesting of restricted common stock and performance-based stock units for the three months ended March 31, 2023 and 2022 were $2,088,000 and $1,925,000, respectively. At March 31, 2023, the remaining compensation expense to be recognized related to the future service period of unvested outstanding restricted common stock and performance-based stock units are as follows (in thousands):

Remaining
Compensation
Vesting Date	Expense
April - December 2023	$6,071
2024	5,766
2025	3,238
2026	356
Total	$15,431

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

8.	Commitments and Contingencies

At March 31, 2023, we had commitments as follows (in thousands):

				Total
	Investment		2023	Commitment	Remaining
	Commitment		Funding	Funded	Commitment
Real estate properties (Note 2. Real Estate Investments)	$15,602	(1)	$830	$4,464	$11,138
Accrued incentives and earn-out liabilities (Note 5. Lease Incentives)	19,000	(2)	—	—	19,000
Mortgage loans (Note 2. Real Estate Investments)	32,507	(3)	983	10,596	21,911
Notes receivable (Note 7. Notes Receivable)	26,630	(4)	605	14,700	11,930
Total	$93,739		$2,418	$29,760	$63,979
(1)	Represents commitments to purchase land and improvements, if applicable, and to develop, re-develop, renovate or expand seniors housing and skilled nursing properties.

(2)	Includes an earn-out payment of up to $3,000 to an operator under a master lease on four SNFs in Texas which were acquired during 2022. The master lease allows either an earn-out payment up to $3,000 or a purchase option. The earn-out payment is available, contingent on achieving certain thresholds per the lease, beginning at the end of the second lease year through the end of the fifth lease year. If neither option is elected within the timeframe defined in the lease, both elections are terminated. For more information regarding the purchase option see Note 2. Real Estate Investments.

(3)	Represents $14,507 of commitments for the expansion, renovation and working capital related to seniors housing and skilled nursing properties securing the mortgage loans and $18,000 of commitments which are contingent upon the borrower achieving certain coverage ratios.

(4)	Represents working capital loan commitments.

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

We have one operator that represents 10% or more of our combined rental revenue and interest income from mortgage loans. The following table sets forth information regarding our major operator as of March 31, 2023:

	Number of		Number of		Percentage of
			SNF	ALF	Total	Total
Operator	SNF	ALF	Beds	Units	Revenues (1)	Assets (2)
Prestige Healthcare (3)	24	—	2,820	93	16.4%	14.7%
(1)	Subsequent to March 31, 2023, we agreed to defer up to $1,500 in interest payments due on one of Prestige’s mortgage loans secured by 15 skilled nursing centers. The deferral will be available from May to September 2023 capped at $300 per month.

(2)	Represents the net carrying value of the mortgage loans and properties we own divided by the Total assets on the Consolidated Balance Sheets.

(3)	The majority of the revenue derived from this operator relates to interest income from mortgage loans.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

10.	Earnings per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2023	2022
Net income	$33,561	$14,507
Less income allocated to non-controlling interests	(427)	(95)
Less income allocated to participating securities:
Non-forfeitable dividends on participating securities	(147)	(137)
Income allocated to participating securities	(58)	—
Total net income allocated to participating securities	(205)	(137)
Net income available to common stockholders	32,929	14,275
Effect of dilutive securities:
Participating securities (1)	—	—
Net income for diluted net income per share	$32,929	$14,275

Shares for basic net income per share	41,082	39,199
Effect of dilutive securities:
Stock options (1)	—	—
Performance-based stock units	107	150
Participating securities (1)	—	—
Total effect of dilutive securities	107	150
Shares for diluted net income per share	41,189	39,349

Basic net income per share	$0.80	$0.36
Diluted net income per share	$0.80	$0.36
(1)	For the three months ended March 31, 2023 and 2022, the participating securities and stock options have been excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.
11.	Fair Value Measurements

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The carrying amount of cash and cash equivalents approximates their fair value because of the short-term maturity of these instruments. We do not invest our cash in auction rate securities. The carrying value and estimated fair value of our financial instruments as of March 31, 2023 and December 31, 2022 were as follows (in thousands):

	At March 31, 2023			At December 31, 2022
	Carrying	Fair		Carrying	Fair
	Value	Value		Value	Value
Financing receivable, net of credit loss reserve	$196,096	$198,741	(1)	$75,999	$76,033	(1)
Mortgage loans receivable, net of credit loss reserve	452,955	532,861	(2)	389,728	461,276	(2)
Notes receivable, net of credit loss reserve	46,467	50,442	(3)	58,383	61,858	(3)
Revolving line of credit	270,100	270,100	(4)	130,000	130,000	(4)
Term loans, net of debt issue costs	99,545	100,000	(4)	99,511	100,000	(4)
Senior unsecured notes, net of debt issue costs	531,400	477,454	(5)	538,343	477,653	(5)
(1)	Our investment in financing receivables is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate used to value our future cash inflows of the financing receivables at March 31, 2023 and December 31, 2022 was 7.6%.

(2)	Our investment in mortgage loans receivable is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash inflows of the mortgage loans receivable at March 31, 2023 and December 31, 2022 was 9.1% and 9.3%, respectively.

(3)	Our investments in notes receivable are classified as Level 3. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash flows of the notes receivable at March 31, 2023 and December 31, 2022, were 6.4% and 7.1%, respectively.

(4)	Our revolving line of credit and term loans bear interest at a variable interest rate. The estimated fair value of our revolving line of credit and term loans approximated their carrying values at March 31, 2023 and December 31, 2022 based upon prevailing market interest rates for similar debt arrangements.

(5)	Our obligation under our senior unsecured notes is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is measured based upon management’s estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities. At March 31, 2023, the discount rate used to value our future cash outflow of our senior unsecured notes was 6.25% for those maturing before year 2030 and 6.75% for those maturing at or beyond year 2030. At December 31, 2022, the discount rate used to value our future cash outflow of our senior unsecured notes was 6.50% for those maturing before year 2030 and 7.00% for those maturing at or beyond year 2030.

12.	Subsequent Events

Subsequent to March 31, 2023 the following events occurred:

Real Estate Dispositions: We sold a 70-unit assisted living community in Florida for $4,850,000. The community had a gross book value of $7,163,000 and a net book value of $4,075,000 after $1,656,000 of impairment losses at March 31, 2023.

Debt: We repaid $6,000,000 under our revolving line of credit. Accordingly, we have $264,100,000 outstanding and $135,900,000 available for borrowing under our revolving line of credit.

Equity: We declared a monthly cash dividend of $0.19 per share on our common stock for the months of April, May and June 2023, payable on April 28, May 31, and June 30, 2023, respectively to stockholders of record on April 20, May 23, and June 22, 2023, respectively.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking. You can identify some of the forward-looking statements by their use of forward-looking words, such as “believes,” “expects,” “may,” “will,” “could,” “would,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or the negative of those words or similar words. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to, our dependence on our operators for revenue and cash flow; the duration and extent of the effects of the COVID-19 pandemic; government regulation of the health care industry; federal and state health care cost containment measures including reductions in reimbursement from third-party payors such as Medicare and Medicaid; required regulatory approvals for operation of health care facilities; a failure to comply with federal, state, or local regulations for the operation of health care facilities; the adequacy of insurance coverage maintained by our operators; our reliance on a few major operators; our ability to renew leases or enter into favorable terms of renewals or new leases; the impact of inflation, operator financial or legal difficulties; the sufficiency of collateral securing mortgage loans; an impairment of our real estate investments; the relative illiquidity of our real estate investments; our ability to develop and complete construction projects; our ability to invest cash proceeds for health care properties; a failure to qualify as a REIT; our ability to grow if access to capital is limited; and a failure to maintain or increase our dividend. For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in our publicly available filings with the Securities and Exchange Commission. We do not undertake any responsibility to update or revise any of these factors or to announce publicly any revisions to forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Overview

Business and Investment Strategy

We are a real estate investment trust (“REIT”) that invests in seniors housing and health care properties through sale-leaseback, financing receivables, mortgage financing, joint ventures and structured finance solutions including preferred equity and mezzanine lending. Our primary objectives are to create, sustain and enhance stockholder equity value and provide current income for distribution to stockholders through real estate investments in seniors housing and health care properties managed by experienced operators.

The following graph summarizes our gross investments as of March 31, 2023:

REAL PROPERTY, 65.8%
FINANCING RECEIVABLE, 9.5%
GROSS INVESTMENTS
MORTGAGE LOANS, 21.6%
NOTES RECEIVABLE, 2.2%
UNCONSOLIDATED JOINT VENTURES, 0.9%

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

We conduct and manage our business as one operating segment for internal reporting and internal decision-making purposes. For purposes of this quarterly report and other presentations, we generally include ALF, ILF, MC, and combinations thereof in the ALF classification. As of March 31, 2023, seniors housing and health care properties comprised approximately 99.3% of our gross investment portfolio. We have been operating since August 1992.

Substantially all of our revenues and sources of cash flows from operations are derived from operating lease rentals, interest earned on financing receivable, interest earned on outstanding loans receivable and income from investments in unconsolidated joint ventures. Income from our investments represent our primary source of liquidity to fund distributions and are dependent upon the performance of the operators on their lease and loan obligations and the rates earned thereon. To the extent that the operators experience operating difficulties and are unable to generate sufficient cash to make payments to us, there could be a material adverse impact on our consolidated results of operations, liquidity and/or financial condition. To mitigate this risk, we monitor our investments through a variety of methods determined by property type and operator. Our monitoring process includes periodic review of financial statements for each facility, periodic review of operator credit, scheduled property inspections and review of covenant compliance.

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

COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of coronavirus (“COVID-19”) as a pandemic, and on March 13, 2020, the United States declared a national emergency with regard to COVID-19. The COVID-19 pandemic has had repercussions across regional and global economies and financial markets. The outbreak of COVID-19 in many countries, including the United States, has significantly and adversely impacted public health and economic activity, and has contributed to significant volatility, dislocations and liquidity disruptions in financial markets. On April 10, 2023, President Biden signed a bill terminating the national emergency with regard to COVID-19.

The operations and occupancy levels at our properties have been adversely affected by COVID-19 and could be further adversely affected by COVID-19 or another pandemic especially if there are infections on a large scale at our properties. The impact of COVID-19 has included, and another pandemic could include, early resident move-outs, our operators delaying accepting new residents due to quarantines, potential occupants postponing moves to our operators’ facilities, and/or hospitals cancelling or significantly reducing elective surgeries thereby reducing the number of people in need of skilled nursing care. Additionally, as our operators have responded to the pandemic, operating costs have begun to rise. A decrease in occupancy, ability to collect rents from residents, the failure of federal and state reimbursements to keep pace with inflation and/or increase in operating costs could have a material adverse effect on the ability of our operators to meet their financial and other contractual obligations to us, including the payment of rent. In recognition of the ongoing pandemic impact affecting our operators, we have agreed to provide assistance in form of rent abatements and rent deferrals and will continue to provide assistance as needed.

Real Estate Portfolio Overview

The following tables summarize our real estate investment portfolio by owned properties and mortgage loans and by property type, as of March 31, 2023 (dollar amounts in thousands):

						Three Months Ended
						March 31, 2023
		Number of			Percentage			Percentage
	Number of	SNF	ALF	Gross	of	Rental		of Total
Owned Properties	Properties (1)	Beds	Units	Investments	Investments	Revenue		Revenues
Assisted Living	98	—	5,437	$785,912	37.2%	$13,452		29.3%
Skilled Nursing	50	6,113	236	591,305	28.0%	14,331		31.2%
Other (2)	1	118	—	12,005	0.6%	252		0.5%
Total Owned Properties	149	6,231	5,673	1,389,222	65.8%	28,035	(4)	61.0%

		Number of			Percentage	Interest Income		Percentage
	Number of	SNF	ALF	Gross	of	from Financing		of Total
Financing Receivables	Properties (1)	Beds	Units	Investments	Investments	Receivable		Revenues
Assisted Living	11	—	523	121,321	5.8%	2,345		5.1%
Skilled Nursing	3	299	—	76,756	3.7%	1,406		3.1%
Total Financing Receivables	14	299	523	198,077	9.5%	3,751		8.2%

		Number of			Percentage	Interest Income		Percentage
	Number of	SNF	ALF	Gross	of	from Mortgage		of Total
Mortgage Loans	Properties (1)	Beds	Units	Investments	Investments	Loans		Revenues
Assisted Living	20	—	1056	167,573	7.9%	2,760		6.0%
Skilled Nursing	23	2,891	—	287,253	13.6%	8,432		18.3%
Other (3)	—	—	—	2,698	0.1%	52		0.1%
Total Mortgage Loans	43	2,891	1,056	457,524	21.6%	11,244		24.4%

		Number of			Percentage	Interest		Percentage
	Number of	SNF	ALF	Gross	of	and other		of Total
Notes Receivable	Properties (1)	Beds	Units	Investments	Investments	Income		Revenues
Assisted Living	5	—	621	31,950	1.5%	2,385		5.2%
Skilled Nursing	—	—	—	14,986	0.7%	167		0.4%
Total Notes Receivable	5	—	621	46,936	2.2%	2,552		5.6%

		Number of			Percentage	Income from		Percentage
	Number of	SNF	ALF	Gross	of	Unconsolidated		of Total
Unconsolidated Joint Ventures	Properties (1)	Beds	Units	Investments	Investments	Joint Ventures		Revenues
Assisted Living	1	—	95	6,340	0.3%	112		0.2%
Under Development	—	—	—	13,000	0.6%	264		0.6%
Total Unconsolidated Joint Ventures	1	—	95	19,340	0.9%	376		0.8%

Total Portfolio	212	9,421	7,968	$2,111,099	100.0%	$45,958		100.0%

	Number	Number of			Percentage
	of	SNF	ALF	Gross	of
Summary of Properties by Type	Properties (1)	Beds	Units	Investments	Investments
Assisted Living	135	—	7,732	$1,113,096	52.7%
Skilled Nursing	76	9,303	236	970,300	46.0%
Other (2) (3)	1	118	—	14,703	0.7%
Under Development	—	—	—	13,000	0.6%
Total Portfolio	212	9,421	7,968	$2,111,099	100.0%
(1)	We have investments in owned properties, financing receivables, mortgage loans, notes receivable and unconsolidated joint ventures in 29 states to 30 operators.

(2)	Includes three parcels of land held-for-use and one behavioral health care hospital.

(3)	Includes one parcel of land in Missouri securing a first mortgage held for future development of a post-acute SNF and one parcel of land in North Carolina securing a first mortgage held for future development of a seniors housing community.

(4)	Excludes variable rental income from lessee reimbursement of $3,284 and sold properties of $416.

As of March 31, 2023, we had $1.7 billion in net carrying value of investments, consisting of $1.0 billion or 58.2% invested in owned and leased properties, $0.2 billion or 11.5% invested in financing receivables, $0.5 billion or 26.5% invested in mortgage loans secured by first mortgages, $46.5 million or 2.7% in notes receivable and $19.3 million or 1.1% in unconsolidated joint ventures.

Rental income, income from financing receivables and interest income from mortgage loans represented 64.1%, 7.6% and 22.7%, respectively, of Total revenues on the Consolidated Statements of Income for the three months ended March 31, 2023. In most instances, our lease structure contains fixed annual rental escalations and/or annual rental escalations that are contingent upon changes in the Consumer Price Index. Certain leases have annual rental escalations that are contingent upon changes in the gross operating revenues of the property. This revenue is not recognized until the appropriate contingencies have been resolved.

Many of our existing leases contain renewal options that, if exercised, could result in the amount of rent payable upon renewal being greater or less than that currently being paid. During 2023, Brookdale Senior Living Communities, Inc. (“Brookdale”) elected not to exercise its renewal option. Accordingly, the master lease expires in December 2023. Additionally, during 2023, a master lease covering two skilled nursing centers that was scheduled to mature in 2023 was renewed at the contractual rate for another five years extending the maturity to November 2028. The centers have a total of 216 beds and are located in Florida.

For the three months ended March 31, 2023, we recorded $0.5 million in straight-line rental adjustment and amortization of lease incentive cost of $0.2 million. During the three months ended March 31, 2023, we received $32.4 million of cash rental income, which includes $3.3 million of operator reimbursements for real estate taxes. At March 31, 2023, the straight-line rent receivable balance on the consolidated balance sheet was $21.2 million.

For the three months ended March 31, 2023, we recorded $11.2 million in Interest income from mortgage loans which includes $9.3 million of interest received in cash, $0.6 million of income from interest reserves and $1.3 million in mortgage loans effective interest. At March 31, 2023, the mortgage loans effective interest receivable which is included in the Interest receivable line item in our Consolidated Balance Sheets was $48.1 million.

Update on Certain Operators

Anthem Memory Care

Anthem Memory Care (“Anthem”) operates 11 memory care communities under a master lease and was placed in default in 2017 resulting from Anthem’s partial payment of its minimum rent. However, we did not enforce our rights and remedies pertaining to the event of default, under the stipulation that Anthem achieves sufficient performance and pays agreed upon rent. Anthem increased their rent payment every year between 2017 and 2021. During the second and third quarter of 2022, we agreed to a certain temporary rent reduction totaling $1.5 million. During the fourth quarter of 2022, we received payment of Anthem’s $1.5 million temporary rent reduction and a return to Anthem’s previously agreed upon rent of $0.9 million per month. Accordingly, Anthem paid us the agreed upon annual cash rent of $10.8 million in 2022 and we anticipate receiving $10.8 million in 2023. During the 2023 first quarter, we transitioned a 60-unit memory care community located in Ohio to Anthem under a new two-year lease. Under the new two-year lease, no rent will be paid through May 2023 after which cash rent will be based on mutually agreed upon fair market rent. Anthem is current on agreed upon rent payments through April 2023. We receive regular financial performance updates from Anthem and continue to monitor their performance obligations under the master lease agreement.

Brookdale Senior Living Communities, Inc

Brookdale Senior Living Communities, Inc’s (“Brookdale”) master lease matures on December 31, 2023 and provided Brookdale a $4.0 million capital commitment, which matured on February 28, 2023, at a yield of 7% with a reduced rate for qualified ESG projects. During the first quarter of 2023, we funded $0.9 million under Brookdale’s capital commitment. The master lease provides three renewal options consisting of a two-year renewal option, a five-year renewal option and a 10-year renewal option. During the first quarter of 2023, Brookdale elected not to exercise its renewal option. Brookdale is obligated to pay rent on the portfolio of 35 assisted living communities through maturity and is current on rent payments through April 2023. We plan to sell approximately half of the properties in the Brookdale portfolio while re-leasing the other half.

Prestige Healthcare

Prestige Healthcare (“Prestige”) operates 22 skilled nursing centers located in Michigan secured under four mortgage loans and two skilled nursing centers located in South Carolina under a master lease. Prestige is our largest operator based upon revenues and assets representing 16.4% of our total revenues and 14.7% of our total assets as of March 31, 2023. Subsequent to March 31, 2023, we agreed to defer up to $1.5 million in interest payments due on one of Prestige’s mortgage loans secured by 15 skilled nursing centers. The deferral will be available from May to September 2023 capped at $0.3 million per month.

Other Operators

During the quarter ended March 31, 2023, we provided $0.5 million of abated rent to the same operator for which we have been providing assistance. Also, we provided the same operator $0.2 million of abated rent in April 2023 and we agreed to provide up to $0.2 million for each of May and June 2023. We anticipate receiving $0.3 million in rent during 2023 from this operator.

Subsequent to March 31, 2023, we agreed to defer each of April and May 2023 rent of $0.5 million under a master lease on eight assisted living communities with a total of 500 units. The communities are located in Ohio, Michigan and Illinois. We are in the process of transitioning this portfolio to an existing operator and expect to complete the transaction during the second quarter of 2023. After the portfolio is transitioned cash rent will be based on mutually agreed fair market rent.

2023 Activities Overview

The following tables summarize our transactions during the three months ended March 31, 2023 (dollar amounts in thousands):

Investment in Improvement projects

Amount
Assisted Living Communities	$1,548
Skilled Nursing Centers	973
Other	87
Total	$2,608

Impairment Charges

In conjunction with the sale of a 70-unit assisted living community located in Florida, we recorded a $0.4 million impairment loss during the three months ended March 31, 2023 and a $1.2 million impairment loss during the fourth quarter of 2022. Subsequent to March 31, 2023, the community was sold for $4.9 million. As of March 31, 2023, the community was classified as held-for-sale.

Properties Sold

	Type	Number	Number
	of	of	of	Sales	Carrying	Net
State	Properties	Properties	Beds/Units	Price	Value	Gain (2)
Kentucky	ALF	1	60	$11,000	$10,710	$72
New Mexico	SNF	2	235	21,250	5,379	15,301
Total		3	295	$32,250	$16,089	$15,373
(1)	Subsequent to March 31, 2023, we sold a 70-unit assisted living community located in Florida for $4,850.

(2)	Calculation of net gain includes cost of sales and write-off of straight-line receivable and lease incentives, when applicable.

Financing Receivables.

During 2023, we entered into a $121.3 million JV with an affiliate of an existing operator and contributed $117.9 million into the JV that purchased 11 assisted living and memory care communities from an affiliate of our JV partner. The JV leased the communities back to an affiliate of the seller under a 10-year master lease, with two five-year renewal options. The contractual initial cash yield of 7.25% increases to 7.5% in year three then escalates thereafter based on CPI subject to a floor of 2.0% and a ceiling of 4.0%. Additionally, the JV provided the seller-lessee with a purchase option to buy up to 50% of the properties at the beginning of the third lease year and the remaining properties at the beginning of the fourth lease year through the end of the sixth lease year, with an exit Internal Rate of Return (“IRR”) of 9.0%. In accordance with GAAP, the communities acquired by the JV are required to be presented as Financing receivables on our Consolidated Balance Sheets and the rental revenue from these properties is recorded as Interest income from financing receivables on our Consolidated Statements of Income. Furthermore, upon expiration of the purchase option if the purchase option remains unexercised by the seller-lessee, the purchased assets will be reclassified from Financing receivables to Real property investments on our Consolidated Balance Sheets. Upon origination, we recorded $1.2 million Provision for credit losses equal to 1% of the loan balance related to this transaction during the three months ended March 31, 2023.

Investment in Mortgage Loans

Originations and funding under mortgage loans receivable	$62,844	(1)
Application of interest reserve	1,149
Scheduled principal payments received	(125)
Mortgage loan premium amortization	(2)
Provision for loan loss reserve	(639)
Net increase in mortgage loans receivable	$63,227
(1)	We originated a $10,750 mortgage loan secured by a 45-unit MC located in North Carolina. The loan carries a two-year term with an interest-only rate of 7.25% and an IRR of 9.0%. Additionally, we invested $51,111 in an existing mortgage loan secured by a 203-unit ILF, ALF and MC located in Georgia by acquiring a participating interest owned by existing lenders for $42,251 in addition to converting our $7,461 mezzanine loan in the property into a participating interest in the mortgage loan. The initial rate is 7.5% with an IRR of 7.75%. The mortgage loan matures in October 2024. We recorded $1,380 of additional interest income in connection with the effective prepayment of the mezzanine loan in the first quarter of 2023.

Preferred Equity Investment in Unconsolidated Joint Ventures

	Type	Total	Contractual	Number			Cash	Application
	of	Preferred	Cash	of	Carrying	Income	Interest	of Interest
State	Properties	Return	Portion	Beds/ Units	Value	Recognized	Received	Reserve
Washington (1)	ALF/MC	12%	7%	95	$6,340	$112	—	$112
Washington (2)	UDP	14%	8%	—	13,000	264	—	264
				95	$19,340	$376	$—	$376
(1)	Represents a preferred equity interest in an entity that developed and owns a 95-unit ALF and MC in Washington. Our investment represents 15.5% of the total investment. The preferred equity investment earns an initial cash rate of 7% increasing to 9% in year four until the internal rate of return (“IRR”) is 8%. After achieving an 8% IRR, the cash rate drops to 8% until achieving an IRR ranging between 12% to 14%, depending upon timing of redemption. During the fourth quarter of 2021, the entity completed the development project and received its certificate of occupancy. We have the option to require the JV partner to purchase our preferred equity interest at any time between August 17, 2031 and December 31, 2036.

(2)	Represents a preferred equity interest in an entity that will develop and own a 267-unit ILF and ALF in Washington. Our investment represents 11.0 % of the estimated total investment. The preferred equity investment earns an initial cash rate of 8% with an IRR of 14%. The JV partner has the option to buy out our investment at any time after August 31, 2023 at the IRR rate. Also, we have the option to require the JV partner to purchase our preferred equity interest at any time between August 31, 2027 and, upon project completion and leasing the property, prior to the end of the first renewal term of the lease.

Notes Receivable

Advances under notes receivable	$605
Principal payments received under notes receivable	(12,641)	(1)
Provision (recovery) for credit losses	120
Net increase in notes receivable	$(11,916)
(1)	During 2023, we received $4,545, which includes a prepayment fee and the exit IRR totaling $190 from a mezzanine loan prepayment. The mezzanine loan was on a 136-unit ILF in Oregon. Additionally, another $7,461 mezzanine loan was effectively prepaid through converting it as part of our $51,111 investment in a participating interest in an existing mortgage loan that is secured by a 203-unit ALF, ILF and MC located in Georgia. We recorded $1,380 of interest income related to in connection with the effective prepayment of the mezzanine loan.

Health Care Regulatory

The Centers for Medicare & Medicaid Services (“CMS”) annually updates Medicare skilled nursing facility (“SNF”) prospective payment system rates and other policies. On April 8, 2021, CMS issued a proposed rule to update SNF rates and policies for fiscal year 2022, which started October 1, 2021, and issued the final rule on July 29, 2021. CMS estimated that the aggregate impact of the payment policies in the final rule would result in an increase of approximately $410 million in Medicare Part A payments to SNFs in fiscal year 2022. The final rule also includes several policies that update the SNF Quality Reporting Program and the SNF Value-Based Program for fiscal year 2022. On April 11, 2022, CMS issued a proposed rule to update SNF rates and policies for fiscal year 2023. CMS estimated that the aggregate impact of the payment policies in the proposed rule would result in a decrease of approximately $320 million in Medicare Part A payments to SNFs in fiscal year 2023 compared to fiscal year 2022. CMS also sought input on the effects of direct care staffing requirements to improve long-term care requirements for participation and promote thoughtful, informed staffing plans and decisions within facilities to meet residents’ needs, including maintaining or improving resident function and quality of life. Specifically, CMS sought input on establishing minimum staffing requirements for long-term care facilities. On June 29, 2022, CMS issued updates to guidance on minimum health and safety standards that long-term care facilities must meet to participate in Medicare and Medicaid, and updated and developed new guidance in the State Operations Manual to address issues that significantly affect residents of long-term care facilities. On July 29, 2022, CMS issued a final rule to update SNF rates and policies for fiscal year 2023. CMS estimated that the aggregate impact of the payment policies in the final rule would result in an increase of 2.7%, or approximately $904 million, in Medicare Part A payments to SNFs in fiscal year 2023 compared to fiscal year 2022. CMS also finalized a permanent 5% cap on annual wage index decreases to smooth year-to-year changes in providers’ wage index payments. In addition, CMS indicated that it would continue to review the comments it received in response to its request for information on establishing minimum staffing requirements for long-term care facilities, and that it intends to issue proposed rules on a minimum staffing level measure within one year. On April 4, 2023, CMS issued a proposed rule that would update SNF rates and policies for fiscal year 2024. CMS estimated that the aggregate impact of the payment policies in the proposed rule would result in a net increase of 3.7%, or approximately $1.2 billion, in Medicare Part A payments to SNFs in fiscal year 2024. CMS also indicated that it continues to review the feedback it received from its comment solicitation regarding minimum staffing requirements and that the feedback would be used, along with evidence from its mixed-methods study launched in August 2022 collecting quantitative and qualitative evidence on staffing levels within nursing homes, to inform proposals for minimum direct care staffing requirements in nursing homes in rulemaking in spring 2023.

There can be no assurance that these rules or future regulations modifying Medicare skilled nursing facility payment rates or other requirements for Medicare and/or Medicaid participation will not have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us.

Since the announcement of the COVID-19 pandemic and beginning as of March 13, 2020, CMS has issued numerous temporary regulatory waivers and new rules to assist health care providers, including SNFs, respond to the COVID-19 pandemic. These include waiving the SNF 3-day qualifying inpatient hospital stay requirement, flexibility in calculating a new Medicare benefit period, waiving timing for completing functional assessments, waiving requirements for health care professional licensure, survey and certification, provider enrollment, and reimbursement for services performed by telehealth, among many others. CMS also announced a temporary expansion of its Accelerated and Advance Payment Program, which granted providers the ability to request accelerated or advance Medicare Part A payments and up to one year to make repayments. In addition, CMS enhanced requirements for nursing facilities to report COVID-19 infections to local, state and federal authorities. On February 9, 2023, HHS Secretary Becerra announced that, effective February 11, 2023, he was renewing the declared public health emergency for an additional 90-day period, and that HHS was planning for this to be the final renewal of the declared public health emergency, which would end on May 11, 2023. Separate from the declared public health emergency, on April 10, 2023, President Biden signed into law H.J. Res. 7, which terminates the national emergency related to the COVID-19 pandemic.

On March 26, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), sweeping legislation intended to bolster the nation’s response to the COVID-19 pandemic. In addition to offering economic relief to individuals and impacted businesses, the law expands coverage of COVID-19 testing and preventative services, addresses health care workforce needs, eases restrictions on telehealth services during the crisis, and increases Medicare regulatory flexibility, among many other provisions. Notably, the CARES Act temporarily suspended the 2% across-the-board “sequestration” reduction during the period May 1, 2020 through December 31, 2020, and extended the Medicare sequester requirement through fiscal year 2030. In addition, the law provides $100 billion in grants to eligible health care providers for health care related expenses or lost revenues that are attributable to COVID-19. On April 10, 2020, CMS announced the distribution of $30 billion in funds to Medicare providers based upon their 2019 Medicare fee for service revenues. Eligible providers were required to agree to certain terms and conditions in receiving these grants. In addition, the Department of Health and Human Services (“HHS”) authorized $20 billion of additional funding for providers that have already received funds from the initial distribution of $30 billion. Unlike the first round of funds, which came automatically, providers were required to apply for these additional funds and submit the required supporting documentation, using the online portal provided by HHS. Providers were required to attest to and agree to specific terms and conditions for the use of such funds. HHS expressed a goal of allocating the whole $50 billion proportionally across all providers based on those providers’ proportional share of 2018 net Medicare fee-for-service revenue, so that some providers would not be eligible for additional funds. On May 22, 2020, HHS announced that it had begun distributing $4.9 billion in additional relief funds to SNFs to offset revenue losses and assist nursing homes with additional costs related to responding to the COVID-19 public health emergency and the shipments of personal protective equipment provided to nursing homes by the Federal Emergency Management Agency. On June 9, 2020, HHS announced that it expected to distribute approximately $15 billion to eligible providers that participate in state Medicaid and Children’s Health Insurance Program (“CHIP”) programs and have not received a payment from the Provider Relief Fund General Allocation. On July 22, 2020, HHS announced $5 billion in Provider Relief Funds to Medicare-certified long-term care facilities and state veterans’ homes to build nursing home skills and enhance nursing homes’ response to COVID-19, including enhanced infection control. Nursing homes were required to participate in the Nursing Home COVID-19 training to qualify for this funding. On August 27, 2020, HHS announced that it had distributed almost $2.5 billion to nursing homes to support increased testing, staffing, and personal protective equipment needs. On September 3, 2020, HHS announced a $2 billion performance-based incentive payment distribution to nursing homes and SNFs. Finally, on October 1, 2020, HHS announced $20 billion in additional funding for several types of providers, including those who previously received, rejected, or accepted a general distribution provider relief fund payment. The application deadline for these Phase 3 funds was November 6, 2020.

The Consolidated Appropriations Act, 2021 included a $900 billion COVID-19 relief package. Of the $900 billion in COVID-19 relief, $73 billion was allocated to HHS. Notably, the legislation adds an additional $3 billion to the Provider Relief Fund, includes language specific to reporting requirements, and allows providers to use any reasonable method to calculate lost revenue, including the difference between such provider’s budgeted and actual revenue budget if such budget had been established and approved prior to March 27, 2020, to demonstrate entitlement for these funds. This change reverts to HHS’ previous guidance from June 2020 on how to calculate lost revenues. The Consolidated Appropriations Act, 2021 also extended the CARES Act’s sequestration suspension to March 31, 2021. On January 15, 2021, HHS announced that it would be amending the reporting timeline for Provider Relief Funds and indicated that it was working to update the Provider Relief Fund requirements to be consistent with the passage of the Consolidated Appropriations Act, 2021.

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

Reporting Period 2, for providers who received one or more payments exceeding $10,000, in the aggregate, from July 1, 2020 to December 31, 2020, was from January 1, 2022 to March 31, 2022. Reporting Period 3, for providers who received one or more payments exceeding $10,000, in the aggregate, from January 1, 2021 to June 30, 2021, was from July 1, 2022 to September 30, 2022. Reporting Period 4, for providers who received one or more payments exceeding $10,000, in the aggregate, from July 1, 2021 to December 31, 2021, was from January 1, 2023 to March 31, 2023. Reporting Period 5, for providers who received one or more payments exceeding $10,000, in the aggregate, from January 1, 2022 to June 30, 2022, opens July 1, 2023.

On September 10, 2021, the Biden Administration announced $25.5 billion in new funding for health care providers affected by the COVID-19 pandemic, including $8.5 billion in American Rescue Plan (“ARP”) resources for providers who serve rural Medicaid, CHIP, or Medicare patients, and an additional $17 billion for Phase 4 Provider Relief Funds for a broad range of providers who can document revenue loss and expenses associated with the pandemic, including assisted living facilities that were state-licensed/certified on or before December 31, 2020. Approximately 25% of the Phase 4 allocation was for bonus payments based on the amount and type of services provided to Medicaid, CHIP, and Medicare beneficiaries from January 1, 2019 through September 30, 2020. On December 14, 2021, HHS announced the distribution of approximately $9 billion in Provider Relief Fund Phase 4 payments to health care providers who have experienced revenue losses and expenses related to the COVID-19 pandemic. Further, on January 25, 2022, HHS announced that it would be making more than $2 billion in Provider Relief Fund Phase 4 General Distribution payments to more than 7,600 providers across the country that same week. On March 22, 2022, HHS announced an additional $413 million in Provider Relief Fund Phase 4 payments to more than 3,600 providers across the country. Finally, on April 13, 2022, HRSA announced the disbursement of more than $1.75 billion in Provider Relief Fund payments to 3,680 providers across the country.

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

The following table reflects our recent historical trends of concentration risk (gross investment, in thousands):

	3/31/23	12/31/22	9/30/22	6/30/22	3/31/22
Asset mix:
Real property	$1,389,222	$1,410,705	$1,408,402	$1,409,937	$1,409,625
Financing receivables	198,077	76,767	76,267	—	—
Loans receivable	457,524	393,658	386,868	383,647	350,037
Notes receivable	46,936	58,973	59,014	58,794	62,127
Unconsolidated joint ventures	19,340	19,340	19,340	19,340	19,340
Real estate investment mix:
Assisted living communities	$1,113,096	$951,441	$945,552	$942,581	$956,642
Skilled nursing centers	970,300	980,401	976,753	901,911	858,150
Other (1)	14,703	14,601	14,586	14,226	13,337
Under development	13,000	13,000	13,000	13,000	13,000
Operator mix:
ALG Senior	$326,288	$192,699	$189,533	$110,075	$76,715
Prestige Healthcare (1)	271,904	271,476	271,851	271,853	272,326
HMG Healthcare	176,285	175,835	174,107	175,532	180,662
Anthem Memory Care	155,629	139,176	139,176	139,176	139,176
Brookdale Senior Living	106,921	106,010	104,461	103,831	103,136
Remaining operators	1,074,072	1,074,247	1,070,763	1,071,251	1,069,114
Geographic mix:
Texas	$328,442	$327,490	$325,380	$326,983	$274,803
Michigan	280,294	280,389	280,932	280,934	281,407
North Carolina (2)	232,841	99,646	95,456	92,639	59,217
Florida	159,461	158,892	158,175	81,525	80,815
Wisconsin	114,838	114,838	114,838	114,729	114,729
Remaining states (2)	995,223	978,188	975,110	974,908	1,030,158
(1)	Includes three parcels of land located adjacent to properties securing the Prestige Healthcare mortgage loan and are managed by Prestige.

(2)	During the three months ended March 31, 2023, as a result of recent transactions, Colorado is no longer a top five state under our geographic mix and is replaced by North Carolina. Accordingly, our “North Carolina” properties were reclassified from “Remaining states” and our “Colorado” properties were reclassified to “Remaining States” for all periods presented.

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

Balance Sheet Metrics

	Quarter Ended
	3/31/23			12/31/22			9/30/22			6/30/22			3/31/22
Debt to gross asset value	41.0%		(1)	37.4%		(4)	38.9%		(1)	37.6%		(4)	39.6%
Debt to market capitalization ratio	38.3%		(2)	34.4%			34.4%		(6)	32.2%		(7)	33.4%
Interest coverage ratio (8)	3.6	x	(3)	4.4	x	(5)	4.2	x		4.3	x		4.4	x
Fixed charge coverage ratio (8)	3.6	x	(3)	4.4	x	(5)	4.2	x		4.3	x		4.4	x
(1)	Increased due to increase in outstanding debt partially offset by increase in gross asset value.

(2)	Increased due to increase in outstanding debt.

(3)	Decreased due to increase in interest expense.

(4)	Decreased due to decrease in outstanding debt and increase in gross asset value.

(5)	Increased due to increase in interest expense partially offset by increase in rental income and interest income from financing receivable.

(6)	Increased due to decrease in market capitalization and increase in outstanding debt primarily related to investments.

(7)	Decreased due to decrease in outstanding debt and increase in market capitalization.

(8)	In calculating our interest coverage and fixed charge coverage ratios above, we use EBITDAre, which is a financial measure not derived in accordance with GAAP (non-GAAP financial measure). EBITDAre is not an alternative to net income, operating income or cash flows from operating activities as calculated and presented in accordance with GAAP. You should not rely on EBITDAre as a substitute for any such GAAP financial measures or consider it in isolation, for the purpose of analyzing our financial performance, financial position or cash flows. Net income is the most directly comparable GAAP measure to EBITDAre.

	Quarter Ended
	3/31/23		12/31/22		9/30/22		6/30/22		3/31/22
Net income	$33,561		$18,198		$13,389		$54,490		$14,507
Less/Add: (Gain)/loss on sale	(15,373)		(21)		387		(38,094)		(102)
Add: Impairment loss	434		2,136		1,286		—		—
Add: Interest expense	10,609		8,830		7,941		7,523		7,143
Add: Depreciation and amortization	9,210		9,294		9,385		9,379		9,438
EBITDAre	$38,441		$38,437		$32,388		$33,298		$30,986
Add (less): Non-recurring one-time items	262	(1)	—		1,260	(2)	(859)	(3)	423	(4)
Adjusted EBITDAre	$38,703		$38,437		$33,648		$32,439		$31,409

Interest expense	$10,609		$8,830		$7,941		$7,523		$7,143

Interest coverage ratio	3.6	x	4.4	x	4.2	x	4.3	x	4.4	x

Interest expense	$10,609		$8,830		$7,941		$7,523		$7,143
Total fixed charges	$10,609		$8,830		$7,941		$7,523		$7,143

Fixed charge coverage ratio	3.6	x	4.4	x	4.2	x	4.3	x	4.4	x
(1)	Represents $1,832 provision for credit losses related to the $121,321 acquisition accounted for as a financing receivable and $61,900 of mortgage loan originations partially offset by $1,570 for the prepayment fee related to the payoff of two mezzanine loans.

(2)	Represents $500 lease termination fee paid to a former operator in exchange for cooperation in facilitating an orderly transition and $760 provision for credit losses related to the $75,825 acquisition accounted for as a financing receivable during the third quarter of 2022.

(3)	Represents the $1,181 lease termination fee received in connection with the sale of a 74-unit assisted living community partially offset by the $322 provision for credit losses related to the origination of two mortgage loans during the second quarter of 2022.

(4)	Represents the $250 provision for credit losses related to the origination of a $25,000 mezzanine loan and a $173 lease incentive balance write-off related to a closed property and subsequent lease termination.

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

Operating Results (unaudited, in thousands)

	Three Months Ended
	March 31,
	2023		2022		Difference
Revenues:
Rental income	$31,735		$30,324		$1,411	(1)
Interest income from financing receivables	3,751		—		3,751	(2)
Interest income from mortgage loans	11,244		9,636		1,608	(3)
Interest and other income	2,770		827		1,943	(4)
Total revenues	49,500		40,787		8,713

Expenses:
Interest expense	10,609		7,143		(3,466)	(5)
Depreciation and amortization	9,210		9,438		228
Impairment loss	434		—		(434)	(6)
Provision for credit losses	1,731		354		(1,377)	(7)
Transaction costs	117		32		(85)
Property tax expense	3,293		3,982		689	(8)
General and administrative expenses	6,294		5,808		(486)	(9)
Total expenses	31,688		26,757		(4,931)

Other operating income:
Gain on sale of real estate, net	15,373	(10)	102	(11)	15,271
Operating income	33,185		14,132		19,053
Income from unconsolidated joint ventures	376		375		1
Net income	33,561		14,507		19,054
Income allocated to non-controlling interests	(427)		(95)		(332)
Net income attributable to LTC Properties, Inc.	33,134		14,412		18,722
Income allocated to participating securities	(205)		(137)		(68)
Net income available to common stockholders	$32,929		$14,275		$18,654
(1)	Increased primarily due to rent received from transitioned portfolios, rental income from acquisitions, completed development projects and annual rent escalations partially offset by sold properties.

(2)	Represents the revenue from the acquisition of 11 ALFs and MCs located in North Carolina for $121,321 during the first quarter of 2023 and the acquisition of three SNFs located in Florida for $75,825 during the third quarter of 2022. In accordance with ASC 842, these transactions are accounted as financing receivables. See Note 2. Real Estate Investments within our consolidated financial statements for more information.

(3)	Increased primarily due to mortgage loan originations during the second quarter of 2022 and the first quarter of 2023.

(4)	Increased primarily due to the payoff of two mezzanine loans and the related prepayment fee during the first quarter of 2023 and a mezzanine loan origination during the first quarter of 2022.

(5)	Increased primarily due to higher outstanding balance and higher interest rates on our revolving line of credit and the issuance of $75,000 senior unsecured notes during the second quarter of 2022, partially offset by scheduled principal paydowns on our senior unsecured notes.

(6)	Represents impairment loss related to a 70-unit ALF located in Florida that was sold subsequent to March 31, 2023. See Note 2. Real Estate Investments within our consolidated financial statements for more information.

(7)	Increased primarily due to more originations in the first quarter of 2023, than in the same quarter in 2022.

(8)	Decreased primarily due to property tax reassessment and properties sold partially offset by the 2022 second quarter acquisition.

(9)	Increased due to higher non-cash compensation charges and increases in overall costs due to inflationary pressures and the timing of certain expenditures.

(10)	Represents the net gain on sale related to an ALF in Kentucky and two SNFs in New Mexico during the first quarter of 2023.

(11)	Represents additional gain from the quarterly reassessment of sale holdbacks.

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

The following table reconciles GAAP net income available to common stockholders to NAREIT FFO available to common stockholders (unaudited, amounts in thousands, except per share amounts):

	March 31,
	2023		2022
GAAP net income available to common stockholders	$32,929		$14,275
Add: Depreciation and amortization	9,210		9,438
Add: Impairment loss	434		—
Less: Gain on sale of real estate, net	(15,373)		(102)
NAREIT FFO attributable to common stockholders	$27,200		$23,611
NAREIT FFO attributable to common stockholders per share:
Basic	$0.66		$0.60
Diluted	$0.66		$0.60
Weighted average shares used to calculate NAREIT FFO per share:
Basic	41,082		39,199
Diluted	41,189	(1)	39,349	(1)
(1)	Includes the effect of performance-based stock units.

Liquidity and Capital Resources

Sources and Uses of Cash

As of March 31, 2023, we had a total of $5.5 million of cash and cash equivalents, $129.9 million available under our unsecured revolving line of credit and the potential ability to access the capital markets through the issuance of $128.8 million of common stock under our Equity Distribution Agreements. Furthermore, we have the ability to access the capital markets through the issuance of debt and/or equity securities under an automatic shelf registration statement.

We believe that our current cash balance, cash flow from operations available for distribution or reinvestment, our borrowing capacity and our potential ability to access the capital markets are sufficient to provide for payment of our current operating costs, meet debt obligations and pay common dividends at least sufficient to maintain our REIT status and repay borrowings at, or prior to, their maturity. The timing, source and amount of cash flows used in financing and investing activities are sensitive to the capital markets environment, especially to changes in interest rates. In addition, COVID-19 has adversely affected our operators’ business, results of operations, cash flows and financial condition which could, in turn, adversely affect our financial position.

We maintain our cash deposits primarily in financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). We have not experienced any losses related to amounts in excess of FDIC limits.

The operating results of the facilities will be impacted by various factors over which the operators/owners may have no control. Those factors include, without limitation, the health of the economy, inflation pressures, employee availability and cost, changes in supply of or demand for competing seniors housing and health care facilities, competition from home health providers, ability to control other rising operating costs, the potential for significant reforms in the health care industry including state and federal reimbursement programs, and the ongoing impact of COVID-19. Prestige is our largest operator based upon revenues and assets representing 16.4% of our total revenues and 14.7% of our total assets as of March 31, 2023. Subsequent to March 31, 2023, we agreed to defer up to $1.5 million in interest payments due on one of Prestige’s mortgage loans secured by 15 skilled nursing centers. The deferral will be available from May to September 2023 capped at $0.3 million per month. Our financial position and ability to make distributions may be adversely affected if Prestige faces financial difficulties, including bankruptcy, inability to emerge from bankruptcy, insolvency or a general downturn in its business.

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

Depending on our borrowing capacity, compliance with financial covenants, ability to access the capital markets, and the payment of dividends may be negatively impacted. We continuously evaluate the availability of cost-effective capital and believe we have sufficient liquidity for our current dividend, corporate expenses and additional capital investments in 2023 and 2024.

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

	Three Months Ended March 31,		Change
Cash provided by (used in):	2023	2022	$
Operating activities	$18,039	$18,568	$(529)
Investing activities	(132,230)	(35,473)	(96,757)
Financing activities	109,350	16,137	93,213
Decrease in cash and cash equivalents	(4,841)	(768)	(4,073)
Cash and cash equivalents, beginning of period	10,379	5,161	5,218
Cash and cash equivalents, end of period	$5,538	$4,393	$1,145

Debt Obligations

Unsecured Credit Facility. We have an unsecured credit agreement (the “Credit Agreement”) that provides for an aggregate commitment of the lenders of up to $500.0 million comprising of a $400.0 million revolving credit facility (the “Revolving Line of Credit”) and two $50.0 million term loans (the “Term Loans”). The Credit Agreement permits us to request increases to the Revolving Line of Credit and Term Loans commitments up to a total of $1.0 billion. The Revolving Line of Credit matures November 19, 2025 and provides for a one-year extension option at our discretion, subject to customary conditions. The Term Loans mature on November 19, 2025 and November 19, 2026. During 2022, we entered into the First Amendment to the Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”) to replace London Interbank Offered Rate (“LIBOR”) with the Secured Overnight Financing Rate (“SOFR”), plus a credit spread adjustment of 10 basis points, (“Adjusted SOFR”) as the reference rate for purpose of calculating interest under the Amended Credit Agreement. Other material terms of the Credit Agreement remain unchanged. Based on our leverage at March 31, 2023, the facility provides for interest annually at Adjusted SOFR plus 120 basis points and a facility fee of 20 basis points and the Term Loans provide for interest annually at Adjusted SOFR plus 140 points.

Interest Rate Swap Agreements. In connection with entering into the Term Loans as described above, we entered into two receive variable/pay fixed interest rate swap agreements (the “Interest Rate Swaps”) with maturities of November 19, 2025 and November 19, 2026, respectively, that will effectively lock-in the forecasted interest payments on the Term Loans’ borrowings over their four and five year terms of the loans. The Interest Rate Swaps are considered cash flow hedges and are recorded on our Consolidated Balance Sheets at fair value, with changes in the fair value of these instruments recognized in Accumulated other comprehensive income (loss) on our Consolidated Balance Sheets. In connection with entering into the Amended Credit Agreement discussed above, we entered into amendments to our Interest Rate Swaps to account for SOFR as the updated reference rate in the Amended Credit Agreement. During the three months ended March 31, 2023, we recorded a $1.4 million decrease in fair value of Interest Rate Swaps.

As of March 31, 2023, the terms of the Interest Rate Swaps are as follows (dollar amounts in thousands):

				Notional	Fair Value at
Date Entered	Maturity Date	Swap Rate	Rate Index	Amount	March 31, 2023
November 2021	November 19, 2025	2.62%	1-month SOFR	$50,000	$3,394
November 2021	November 19, 2026	2.76%	1-month SOFR	50,000	3,963
				$100,000	$7,357

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

At March 31, 2023, we were in compliance with all applicable financial covenants. These debt obligations also contain additional customary covenants and events of default that are subject to a number of important and significant limitations, qualifications and exceptions.

The debt obligations by component as of March 31, 2023 are as follows (dollar amounts in thousands):

	Applicable		Available
	Interest	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing
Revolving line of credit (2)	5.95%	$270,100	$129,900
Term loans, net of debt issue costs	2.69%	99,545	—
Senior unsecured notes, net of debt issue costs	4.24%	531,400	—
Total	4.58%	$901,045	$129,900
(1)	Represents weighted average of interest rate as of March 31, 2023.

During the three months ended March 31, 2023, our debt borrowings and repayments were as follows (in thousands):

Debt Obligations	Borrowings	Repayments
Revolving line of credit (1)	$162,700	$(22,600)
Senior unsecured notes	—	(7,000)
Total	$162,700	$(29,600)
(1)	Subsequent to March 31, 2023, we repaid $6,000 under our Revolving Line of Credit. Accordingly, we have $264,100 outstanding and $135,900 available for borrowing under our Revolving Line of Credit.

Equity

At March 31, 2023, we had 41,396,216 shares of common stock outstanding, equity on our balance sheet totaled $864.6 million and our equity securities had a market value of $1.5 billion. During the three months ended March 31, 2023, we declared and paid $23.6 million of cash dividends.

During the three months ended March 31, 2023, we acquired 41,350 shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

Subsequent to March 31, 2023, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of April, May and June 2023, payable on April 28, May 31, and June 30, 2023, respectively, to stockholders of record on April 20, May 23, and June 22, 2023, respectively.

At-The-Market Program. We have separate equity distribution agreements (collectively, “Equity Distribution Agreements”) to offer and sell, from time to time, up to $200.0 million in aggregate offering price of shares of our common stock. During the three months ended March 31, 2023, we sold 48,500 shares of common stock for $1.8 million in net proceeds under our Equity Distribution Agreements. In conjunction with the sale of common stock, we incurred $80,000 of costs associated with this agreement which have been recorded in additional paid in capital as a reduction of proceeds received. Accordingly, we have $128.8 million available under the Equity Distribution Agreements.

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

During the three months ended March 31, 2023, we awarded restricted stock and performance-based stock units as follows:

No. of	Price per
Shares	Share	Award Type	Vesting Period
127,960	$37.16	Restricted stock	ratably over 3 years
86,867	$37.16	Performance-based stock units	TSR targets (1)
214,827
(1)	Vesting is based on achieving certain total shareholder return (“TSR”) targets in 4 years with an acceleration opportunity in 3 years.

Critical Accounting Policies

Our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q are prepared in conformity with U.S. generally accepted accounting principles for interim financial information set forth in the Accounting Standards Codification as published by the Financial Accounting Standards Board, which require us to make estimates and assumptions regarding future events that affect the amounts reported in our financial statements and accompanying footnotes. We base these estimates on our experience and assumptions regarding future events we believe to be reasonable under the circumstances. Actual results could differ from those estimates and such differences may be material to the consolidated financial statements. We have described our most critical accounting policies in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to our critical accounting policies or estimates since December 31, 2022.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the three months ended March 31, 2023. For additional information, refer to Item 7A as presented in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Item 1A. RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2023, we did not make any unregistered sales of equity securities.

During the three months ended March 31, 2023, we acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations. The average prices paid per share for each month in the quarter ended March 31, 2023 are as follows:

Total Number
			of Shares	Maximum
			Purchased as	Number of
		Average	Part of	Shares that May
	Total Number	Price	Publicly	Yet Be
	of Shares	Paid per	Announced	Purchased
Period	Purchased	Share	Plan	Under the Plan
January 1 - January 31, 2023	—	$—	—	—
February 1 - February 28, 2023	41,350	$37.19	—	—
March 1 - March 31, 2023	—	$—	—	—
Total	41,350		—	—

Item 6. EXHIBITS

3.1	LTC Properties, Inc. Articles of Restatement (incorporated by reference to Exhibit 3.1.2 to the registrant’s Current Report on Form 8-K filed June 6, 2016)

3.2	Bylaws of LTC Properties, Inc. (incorporated by reference to Exhibit 3.2.2 to the registrant’s Annual Report on Form 10-K filed February 18, 2021)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC.
Registrant

Dated: April 27, 2023	By:	/s/ Caroline Chikhale
Caroline Chikhale
Executive Vice President, Chief Accounting Officer and Treasurer
(Principal Accounting Officer)