Form 10-Q
period 2023-06-30
LTC PROPERTIES INC
filed 2023-07-27
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Yes ☐ No ☑

The number of shares of common stock outstanding on July 20, 2023 was 41,408,693.

LTC PROPERTIES, INC.

FORM 10-Q

June 30, 2023

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share)

	June 30, 2023	December 31, 2022
	(unaudited)	(audited)
ASSETS
Investments:
Land	$124,901	$124,665
Buildings and improvements	1,286,615	1,273,025
Accumulated depreciation and amortization	(393,449)	(389,182)
Operating real estate property, net	1,018,067	1,008,508
Properties held-for-sale, net of accumulated depreciation: 2023—$3,691; 2022—$2,305	6,053	10,710
Real property investments, net	1,024,120	1,019,218
Financing receivables, net of credit loss reserve: 2023—$1,981; 2022—$768	196,075	75,999
Mortgage loans receivable, net of credit loss reserve: 2023—$4,761; 2022—$3,930	471,978	389,728
Real estate investments, net	1,692,173	1,484,945
Notes receivable, net of credit loss reserve: 2023—$463; 2022—$589	45,949	58,383
Investments in unconsolidated joint ventures	19,340	19,340
Investments, net	1,757,462	1,562,668

Other assets:
Cash and cash equivalents	7,026	10,379
Debt issue costs related to revolving line of credit	1,925	2,321
Interest receivable	50,593	46,000
Straight-line rent receivable	20,815	21,847
Lease incentives	1,360	1,789
Prepaid expenses and other assets	19,061	11,099
Total assets	$1,858,242	$1,656,103
LIABILITIES
Revolving line of credit	$326,350	$130,000
Term loans, net of debt issue costs: 2023—$417; 2022—$489	99,583	99,511
Senior unsecured notes, net of debt issue costs: 2023—$1,364; 2022—$1,477	527,456	538,343
Accrued interest	3,870	5,234
Accrued expenses and other liabilities	41,368	32,708
Total liabilities	998,627	805,796
EQUITY
Stockholders’ equity:
Common stock: $0.01 par value; 60,000 shares authorized; shares issued and outstanding: 2023—41,409; 2022—41,262	413	412
Capital in excess of par value	935,427	931,124
Cumulative net income	1,583,968	1,544,660
Accumulated other comprehensive income	8,568	8,719
Cumulative distributions	(1,703,710)	(1,656,548)
Total LTC Properties, Inc. stockholders’ equity	824,666	828,367
Non-controlling interests	34,949	21,940
Total equity	859,615	850,307
Total liabilities and equity	$1,858,242	$1,656,103

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Rental income	$31,537	$31,628	$63,272	$61,952
Interest income from financing receivables	3,830	—	7,581	—
Interest income from mortgage loans	11,926	10,097	23,170	19,733
Interest and other income	953	1,299	3,723	2,126
Total revenues	48,246	43,024	97,746	83,811
Expenses:
Interest expense	11,312	7,523	21,921	14,666
Depreciation and amortization	9,376	9,379	18,586	18,817
Impairment loss	12,076	—	12,510	—
Provision for credit losses	187	305	1,918	659
Transaction costs	91	67	208	99
Property tax expense	3,187	4,019	6,480	8,001
General and administrative expenses	6,091	5,711	12,385	11,519
Total expenses	42,320	27,004	74,008	53,761
Other operating income:
Gain on sale of real estate, net	302	38,094	15,675	38,196
Operating income	6,228	54,114	39,413	68,246
Income from unconsolidated joint ventures	376	376	752	751
Net income	6,604	54,490	40,165	68,997
Income allocated to non-controlling interests	(430)	(107)	(857)	(202)
Net income attributable to LTC Properties, Inc.	6,174	54,383	39,308	68,795
Income allocated to participating securities	(146)	(318)	(293)	(407)
Net income available to common stockholders	$6,028	$54,065	$39,015	$68,388

Earnings per common share:
Basic	$0.15	$1.37	$0.95	$1.74
Diluted	$0.15	$1.36	$0.95	$1.73

Weighted average shares used to calculate earnings per common share:
Basic	41,145	39,492	41,113	39,347
Diluted	41,232	39,665	41,200	39,520

Dividends declared and paid per common share	$0.57	$0.57	$1.14	$1.14

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$6,604	$54,490	$40,165	$68,997
Unrealized gain on cash flow hedges before reclassification	2,146	1,276	1,596	5,860
(Gains) losses reclassified from accumulated other comprehensive income to interest expense	(935)	159	(1,747)	451
Comprehensive income	7,815	55,925	40,014	75,308
Less: Comprehensive income allocated to non-controlling interests	(430)	(107)	(857)	(202)
Comprehensive income attributable to LTC Properties, Inc.	$7,385	$55,818	$39,157	$75,106

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

			Capital in	Cumulative			Total	Non-
	Common Stock		Excess of	Net	Accumulated	Cumulative	Stockholder's	Controlling	Total
	Shares	Amount	Par Value	Income	OCI	Distributions	Equity	Interests	Equity
Balance—December 31, 2021	39,374	$394	$856,895	$1,444,636	$(172)	$(1,565,039)	$736,714	$8,413	$745,127
Common Stock cash distributions ($0.57 per share)	—	—	—	—	—	(22,480)	(22,480)	—	(22,480)
Stock-based compensation expense	—	—	1,925	—	—	—	1,925	—	1,925
Net income	—	—	—	14,412	—	—	14,412	95	14,507
Cash paid for taxes in lieu of common shares	(37)	—	(1,255)	—	—	—	(1,255)	—	(1,255)
Non-controlling interest distributions	—	—	—	—	—	—	—	(95)	(95)
Fair market valuation adjustment for interest rate swap	—	—	—	—	4,876	—	4,876	—	4,876
Other	123	1	(7)	—	—	—	(6)	—	(6)
Balance—March 31, 2022	39,460	$395	$857,558	$1,459,048	$4,704	$(1,587,519)	$734,186	$8,413	$742,599
Issuance of common stock	910	9	33,684	—	—	-	33,693	—	33,693
Common Stock cash distributions ($0.57 per share)	—	—	—	—	—	(22,635)	(22,635)	—	(22,635)
Stock-based compensation expense	—	—	2,012	—	—	—	2,012	—	2,012
Net income	—	—	—	54,383	—	—	54,383	107	54,490
Cash paid for taxes in lieu of common shares	(2)	—	(100)	—	—	—	(100)	—	(100)
Non-controlling interest distributions	—	—	—	—	—	—	—	(998)	(998)
Fair market valuation adjustment for interest rate swap	—	—	—	—	1,435	—	1,435	—	1,435
Other	12	—	—	—	—	—	—	—	—
Balance—June 30, 2022	40,380	$404	$893,154	$1,513,431	$6,139	$(1,610,154)	$802,974	$7,522	$810,496

Balance—December 31, 2022	41,262	$412	$931,124	$1,544,660	$8,719	$(1,656,548)	$828,367	$21,940	$850,307
Issuance of common stock	48	—	1,697	—	—	—	1,697	—	1,697
Issuance of restricted stock	128	1	(1)	—	—	—	—	—	—
Common Stock cash distributions ($0.57 per share)	—	—	—	—	—	(23,563)	(23,563)	—	(23,563)
Stock-based compensation expense	—	—	2,088	—	—	—	2,088	—	2,088
Net income	—	—	—	33,134	—	—	33,134	427	33,561
Cash paid for taxes in lieu of common shares	(41)	—	(1,538)	—	—	—	(1,538)	—	(1,538)
Non-controlling interest contributions	—	—	—	—	—	—	—	3,831	3,831
Non-controlling interest distributions	—	—	—	—	—	—	—	(406)	(406)
Fair market valuation adjustment for interest rate swap	—	—	—	—	(1,362)	—	(1,362)	—	(1,362)
Other	(1)	—	—	—	—	—	—	—	—
Balance—March 31, 2023	41,396	$413	$933,370	$1,577,794	$7,357	$(1,680,111)	$838,823	$25,792	$864,615
Issuance of restricted stock	15	—	—	—	—	—	—	—	—
Common Stock cash distributions ($0.57 per share)	—	—	—	—	—	(23,599)	(23,599)	—	(23,599)
Stock-based compensation expense	—	—	2,138	—	—	—	2,138	—	2,138
Net income	—	—	—	6,174	—	—	6,174	430	6,604
Cash paid for taxes in lieu of common shares	(2)	—	(81)	—	—	—	(81)	—	(81)
Non-controlling interest contributions	—	—	—	—	—	—	—	9,133	9,133
Non-controlling interest distributions	—	—	—	—	—	—	—	(406)	(406)
Fair market valuation adjustment for interest rate swap	—	—	—	—	1,211	—	1,211	—	1,211
Balance—June 30, 2023	41,409	$413	$935,427	$1,583,968	$8,568	$(1,703,710)	$824,666	$34,949	$859,615

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES:
Net income	$40,165	$68,997
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,586	18,817
Stock-based compensation expense	4,226	3,937
Impairment loss	12,510	—
Gain on sale of real estate, net	(15,675)	(38,196)
Income from unconsolidated joint ventures	(752)	(751)
Straight-line rental adjustment	888	527
Exchange of prepayment fee for participating interest in mortgage loan	(1,380)	—
Adjustment for collectability of lease incentives and rental income	26	173
Amortization of lease incentives	413	429
Provision for credit losses	1,918	659
Application of interest reserve	(1,609)	(2,451)
Amortization of debt issue costs	600	547
Other non-cash items, net	47	4
Change in operating assets and liabilities
Lease incentives funded	(19)	(8)
Increase in interest receivable	(4,593)	(3,191)
(Decrease) increase in accrued interest payable	(1,364)	201
Net change in other assets and liabilities	(7,453)	(1,250)
Net cash provided by operating activities	46,534	48,444
INVESTING ACTIVITIES:
Investment in real estate properties	(43,759)	(51,815)
Investment in real estate capital improvements	(3,230)	(2,905)
Proceeds from sale of real estate, net	37,553	72,359
Investment in financing receivable	(112,712)	—
Investment in real estate mortgage loans receivable	(70,603)	(33,910)
Principal payments received on mortgage loans receivable	251	625
Advances and originations under notes receivable	(866)	(36,788)
Principal payments received on notes receivable	5,965	6,618
Net cash used in investing activities	(187,401)	(45,816)
FINANCING ACTIVITIES:
Borrowings from revolving line of credit	224,950	99,000
Repayment of revolving line of credit	(28,600)	(153,900)
Proceeds from issuance of senior unsecured notes	—	75,000
Principal payments on senior unsecured notes	(11,000)	(7,000)
Proceeds from common stock issued	1,777	34,203
Distributions paid to stockholders	(47,162)	(45,115)
Distributions paid to non-controlling interests	(812)	(1,093)
Financing costs paid	(20)	(1,122)
Cash paid for taxes in lieu of shares upon vesting of restricted stock	(1,619)	(1,355)
Other	—	(6)
Net cash provided by (used in) financing activities	137,514	(1,388)
(Decrease) increase in cash and cash equivalents	(3,353)	1,240
Cash and cash equivalents, beginning of period	10,379	5,161
Cash and cash equivalents, end of period	$7,026	$6,401

Supplemental disclosure of cash flow information:
Interest paid	$22,685	$13,918
Non-cash investing and financing transactions:
Contribution from non-controlling interest	$12,964	$—
Exchange of mezzanine loan and related prepayment fee for participating interest in mortgage loan	$(8,841)	$—
Reserves withheld at financing and mortgage loan receivable origination	$(5,147)	$—
Accretion of interest reserve recorded as mortgage loan receivable	$1,609	$2,451
(Decrease) increase in fair value of interest rate swap agreements	$(151)	$6,311
Mortgage loan receivable reserve withheld at origination	$1,506	$—

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

We have prepared consolidated financial statements included herein without audit and in the opinion of management have included all adjustments necessary for a fair presentation of the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to rules and regulations governing the presentation of interim financial statements. The accompanying consolidated financial statements include the accounts of our company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2023 and 2022 are not necessarily indicative of the results for a full year.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table summarizes our investments in owned properties at June 30, 2023 (dollar amounts in thousands):

						Average
		Percentage	Number	Number of		Investment
	Gross	of	of	SNF	ALF	per
Type of Property	Investment	Investment	Properties (1)	Beds	Units	Bed/Unit
Assisted Living	$817,781	57.5%	97	—	5,570	$146.82
Skilled Nursing	591,474	41.6%	50	6,113	236	$93.16
Other (2)	12,005	0.9%	1	118	—	—
Total	$1,421,260	100.0%	148	6,231	5,806
(1)	We own properties in 26 states that are leased to 22 different operators.

(2)	Includes three parcels of land held-for-use, and one behavioral health care hospital.

Many of our existing leases contain renewal options that, if exercised, could result in the amount of rent payable upon renewal being greater or less than that currently being paid. During 2023, Brookdale Senior Living Communities, Inc. (“Brookdale”) elected not to exercise its renewal option. Accordingly, the master lease expires in December 2023. Additionally, during 2023, a master lease covering two skilled nursing centers that was scheduled to mature in 2023 was renewed at the contractual rate for another five years extending the maturity to November 2028. The centers have a total of 216 beds and are located in Florida. Also, during 2023, a master lease covering two skilled nursing centers that was scheduled to mature in 2023 was renewed for another two years extending the maturity to December 2025. The master lease was renewed at the contractual annual cash rent of $1,005,000 increasing 2.5% per year. As amended, this master lease provides the lessee with a purchase option available through December 31, 2024. The centers have a total of 141 beds and are located in Tennessee.

During the second quarter of 2023, we transitioned a portfolio of eight assisted living communities with 500 units in Illinois, Ohio and Michigan to Encore Senior Living (“Encore”). We agreed to provide assistance in the second quarter of 2023 to the former operator of this portfolio and as part of the transition, we received repayment of $1,250,000 of deferred rent which represents $934,000 of April and May 2023 deferred rent and $316,000 of unrecorded deferred rent provided in 2022. Cash rent under the new two-year lease with Encore is based on mutually agreed upon fair market rent beginning in September 2023.

We monitor the collectability of our receivable balances, including deferred rent receivable balances, on an ongoing basis. We write-off uncollectible operator receivable balances, including straight- line rent receivable and lease incentives balances, as a reduction to rental income in the period such balances are no longer probable of being collected. Therefore, recognition of rental income is limited to the lesser of the amount of cash collected or rental income reflected on a “straight-line” basis for those customer receivable balances deemed uncollectible. We wrote-off straight-line rent receivable and lease incentives balances of $26,000 and $173,000 for the six months ended June 30, 2023 and 2022, respectively, as a result of property sales and lease terminations.

We continue to take into account the current financial condition of our operators, including consideration of the impact of COVID-19, in our estimation of uncollectible accounts and deferred rents receivable at June 30, 2023. We are closely monitoring the collectability of such rents and will adjust future estimations as appropriate as further information becomes known.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table summarizes components of our rental income for the six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Rental Income	2023		2022		2023		2022
Contractual cash rental income	$29,014	(1)	$28,108	(1)	$58,139	(1)	$55,023	(1)
Variable cash rental income	3,176	(2)	4,019	(2)	6,460	(2)	8,058	(2)
Straight-line rent	(423)		(293)		(888)		(527)
Adjustment for collectability of lease incentives and rental income	(26)		—		(26)		(173)	(3)
Amortization of lease incentives	(204)		(206)		(413)		(429)
Total	$31,537		$31,628		$63,272		$61,952
(1)	Increased primarily due to rental income from acquisitions, transitioned portfolios, completed development projects and annual rent escalations, partially offset by sold properties.

(2)	The variable rental income for the three and six months ended June 30, 2023, includes reimbursement of real estate taxes by our lessees of $3,176 and $6,460, respectively. The variable rental income for the three and six months ended June 30, 2022, includes reimbursement of real estate taxes by our lessees of $4,019 and $8,001, respectively. The variable rental income for the six months ended June 30, 2022 also includes contingent rental income of $57. Decreased primarily due to property tax reassessment and sold properties partially offset by the acquisitions.

(3)	Represents a lease incentive balance write-off related to a closed property and subsequent lease termination.

Some of our lease agreements provide purchase options allowing the lessees to purchase the properties they currently lease from us. The following table summarizes information about purchase options included in our lease agreements (dollar amounts in thousands):

	Type	Number
	of	of	Gross	Carrying	Option
State	Property	Properties	Investments	Value	Window
California	ALF/MC	2	$38,895	$33,248	2023-2029
Florida	MC	1	7,680	4,750	2029	(1)
Florida	SNF	3	76,734	76,734	2025-2027	(2)
Nebraska	ALF	3	7,633	2,834	TBD	(3)
North Carolina	ALF/MC	11	121,321	121,321	2025-2028	(4)
Ohio	MC	1	16,161	13,708	2024-2025
Ohio	ILF/ALF/MC	1	54,437	54,256	2025-2027
South Carolina	ALF/MC	1	11,680	8,764	2029
Tennessee	SNF	2	5,275	2,333	2023-2024
Texas	SNF	4	51,837	50,188	2027-2029	(5)
Total			$391,653	$368,136
(1)	During the second quarter of 2023, we recorded an impairment loss of $7,522 during the second quarter of 2023.. See Impairment Loss below for more information.

(2)	During 2022, we entered into a joint venture (“JV”) to purchase three skilled nursing centers with a total of 299 beds. The JV leased the properties under a 10-year master lease. For more information regarding this transaction see Financing Receivables below.

(3)	Subject to the properties achieving certain coverage ratios.

(4)	During 2023, we entered into a JV that purchased 11 ALFs and MCs with a total of 523 units and leased the communities under a 10-year master lease. The master lease provides the operator with the option to buy up to 50% of the properties at the beginning of the third lease year, and the remaining properties at the beginning of the fourth lease year through the end of the sixth lease year, with an exit IRR of 9.00% on any portion of the properties being purchased. For more information regarding this transaction see Financing Receivables below.

(5)	During 2022, we purchased four skilled nursing centers and leased these properties under a 10-year lease with an existing operator. The lease allows the operator to elect either an earn-out payment or purchase option. If neither option is elected within the timeframe defined in the lease, both elections are terminated. For more information regarding the earn-out see Note 8. Commitments and Contingencies.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Impairment Loss. In conjunction with the planned sale of a 70-unit assisted living community located in Florida, we recorded a $434,000 impairment loss during the three months ended March 31, 2023 and a $1,222,000 impairment loss during the fourth quarter of 2022. During the second quarter of 2023, the community was sold for $4,850,000. Additionally, during the second quarter of 2023, we performed a recoverability analysis on the carrying value of two assisted living communities that we are negotiating to sell and concluded that their carrying value may not be recoverable through future undiscounted cash flows. Accordingly, we recorded an aggregate impairment loss of $12,076,000 during the second quarter of 2023. As of June 30, 2023, we do not believe these communities meet the criteria to be classified as held-for-sale.

Properties Held -for-Sale. The following summarizes our held-for-sale properties as of June 30, 2023 (dollar amounts in thousands):

	Type	Number	Number
	of	of	of	Gross	Accumulated
State	Property	Properties	Beds/units	Investment	Depreciation
PA	ALF	2	130	$9,744	$3,691
		2	130	$9,744	$3,691

Acquisitions. The following table summarizes our acquisitions for the six months ended June 30, 2023 and 2022 (dollar amounts in thousands):

		Cash		Non-				Number	Number
		Paid at	Assumed	Controlling	Transaction	Assets		of	of
Year	Type of Property	Acquisition	Liabilities	Interest	Costs	Acquired		Properties	Beds/Units
2023	ALF (1)	43,759	$9,767	$9,133	$363	$63,022	(2)	1	242

2022	SNF (3)	51,815	$—	$—	$—	$51,815		4	339
(1)	We entered into a $54,134 Joint Venture (“JV”) and contributed $45,000 into the JV that purchased an ILF/ALF/MC in Ohio. Under the JV agreement, the seller, our JV partner, has the option to purchase the campus between the third and fourth lease years for LTC’s allocation of the JV investment plus an IRR of 9.75%. The campus was leased to Encore Senior Living (“Encore”) under a 10-year term with an initial yield of 8.25% on LTC’s allocation of the JV investment. LTC committed to fund $2,100 of lease incentives under the Encore lease. Rent is expected to be approximately $3,900 per year.

(2)	Includes $8,585 tax abatement intangible included in the Prepaid expenses and other assets line item in our Consolidated Balance Sheets.
(3)	The properties are located in Texas and are leased to an affiliate of an existing operator under a 10-year lease with two 5-year renewal options. Additionally, the lease provides either an earn-out payment or purchase option but not both. If neither option is elected within the timeframe defined in the lease, both elections are terminated. The earn-out payment is available, contingent on achieving certain thresholds per the lease, beginning at the end of the second lease year through the end of the fifth lease year. The purchase option is available beginning in the sixth lease year through the end of the seventh lease year. The initial cash yield is 8% for the first year, increasing to 8.25% for the second year, then increases annually by 2.0% to 4.0% based on the change in the Medicare Market Basket Rate. In connection with the transaction, we provided the lessee a 10-year working capital loan for up to $2,000, of which $1,867 has been funded, at 8% for first year, increasing to 8.25% for the second year, then increasing annually with the lease rate.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Improvements. During the six months ended June 30, 2023 and 2022, we invested the following in improvements projects (in thousands):

	Six Months Ended June 30,
Type of Property	2023	2022
Assisted Living Communities	$2,000	$1,964
Skilled Nursing Centers	1,143	620
Other	87	321
Total	$3,230	$2,905

Properties Sold. During the three and six months ended June 30, 2023, we recorded a gain on sale of $302,000 and $15,675,000, respectively. During the three and six months ended June 30, 2022, we recorded a gain on sale of $38,094,000 and $38,196,000, respectively. The following table summarizes property sales during the six months ended June 30, 2023 and 2022 (dollar amounts in thousands):

		Type	Number	Number
		of	of	of	Sales	Carrying	Net
Year	State	Properties	Properties	Beds/Units	Price	Value	Gain (1)
2023	Florida	ALF	1	70	$4,850	$4,082	$65
	Kentucky	ALF	1	60	11,000	10,710	57
	New Jersey	ALF	1	39	2,000	1,552	266
	New Mexico	SNF	2	235	21,250	5,379	15,287
Total 2023			5	404	$39,100	$21,723	$15,675

2022	California	ALF	2	232	$43,715	$17,832	$25,867
	California	SNF	1	121	13,250	1,846	10,849
	Virginia	ALF	1	74	16,895	15,549	1,336	(2)
	n/a	n/a	—	—	—	—	144	(3)
Total 2022			4	427	$73,860	$35,227	$38,196

(

(1)	Calculation of net gain includes cost of sales and write-off of straight-line receivable and lease incentives, when applicable.

(2)	In connection with this sale, the former operator paid us a lease termination fee of $1,181 which is not included in the gain on sale.

(3)	We recognized additional gain due to the reassessment adjustment of the holdbacks related to properties sold during 2019 and 2020, under the expected value model per ASC Topic 606, Contracts with Customers (“ASC 606”).

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

During 2023, we entered into a $121,321,000 JV with an affiliate of an existing operator and contributed $117,490,000 into the JV that purchased 11 assisted living and memory care communities from an affiliate of our JV partner. The JV leased the communities back to an affiliate of the seller under

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

a 10-year master lease, with two five-year renewal options. The contractual initial cash yield of 7.25% increases to 7.5% in year three then escalates thereafter based on CPI subject to a floor of 2.0% and a ceiling of 4.0%. Additionally, the JV provided the seller-lessee with a purchase option to buy up to 50% of the properties at the beginning of the third lease year and the remaining properties at the beginning of the fourth lease year through the end of the sixth lease year, with an exit Internal Rate of Return (“IRR”) of 9.0%. During the three and six months ended June 30, 2023, we recognized $2,426,000 and $4,772,000, respectively of Interest income from financing receivables and upon origination we recorded $1,213,000 Provision for credit losses equal to 1% of the loan balance related to this investment.

During 2022, we entered into a JV and contributed $61,661,000 into the JV that purchased three skilled nursing centers located in Florida for $75,825,000. The JV leased the centers back to an affiliate of the seller under a 10-year master lease, with two five-year renewal options and provided the seller-lessee with a purchase option, exercisable at the beginning of the fourth year through the end of the fifth year. During the three and six months ended June 30, 2023, we recognized $1,405,000 and $2,810,000, respectively of Interest income from financing receivables related to this investment.

Mortgage Loans. The following table sets forth information regarding our investments in mortgage loans secured by first mortgages at June 30, 2023 (dollar amounts in thousands):

					Type	Percentage	Number of					Investment
			Gross		of	of				SNF	ALF	per
Interest Rate	Maturity	State	Investment		Property	Investment	Loans (1)	Properties (2)		Beds	Units	Bed/Unit
7.5%	2024	MO	$1,961		OTH	0.4%	1	—	(3)	—	—	$ n/a
7.5%	2024	LA	29,346		SNF	6.2%	1	1		189	—	$155.27
7.5%	2024	GA	51,111	(4)	ALF	10.7%	1	1		—	203	$251.78
7.8%	2025	FL	16,525		ALF	3.5%	1	1		—	68	$243.01
7.3%	2025	NC	10,750	(4)	ALF	2.3%	1	1		—	45	$238.89
7.3% (5)	2025	NC/SC	56,855		ALF	11.9%	1	13		—	523	$108.71
7.3% (5)	2026	NC	34,043		ALF	7.1%	1	4		—	217	$156.88
7.3% (5)	2026	NC	826		OTH	0.2%	1	—	(6)	—	—	$—
8.8%	2028	IL	16,500	(7)	SNF	3.5%	1	1		150	—	$110.00
10.6% (8)	2043	MI	184,222		SNF	38.6%	1	15		1,875	—	$98.25
9.6% (8)	2045	MI	40,000		SNF	8.4%	1	4		480	—	$83.33
10.1%	2045	MI	19,750		SNF	4.1%	1	2		201	—	$98.26
10.3% (8)	2045	MI	14,850		SNF	3.1%	1	1		146	—	$101.71
Total			$476,739			100.0%	13	44		3,041	1,056	$116.36
(1)	Some loans contain certain guarantees and provide for certain facility fees.

(2)	Our mortgage loans are secured by properties located in eight states with seven borrowers.

(3)	Represents a mortgage loan secured by a parcel of land for the future development of a 91-bed post-acute SNF.

(4)	We originated a $10,750 mortgage loan secured by a 45-unit MC located in North Carolina. The loan carries a two-year term with an interest-only rate of 7.25% and an IRR of 9.0%. Additionally, we invested $51,111 in an existing mortgage loan secured by a 203-unit ILF, ALF and MC located in Georgia by acquiring a participating interest owned by existing lenders for $42,251 in addition to converting our $7,461 mezzanine loan in the property into a participating interest in the mortgage loan. The mortgage loan matures in October 2024 and our investment is at an initial rate of 7.5% with an IRR of 7.75%. We recorded $1,380 of additional interest income in connection with the effective prepayment of the mezzanine loan in the first quarter of 2023.

(5)	Represents the initial rate with an IRR of 8%.

(6)	Represents a mortgage loan secured by a parcel of land in North Carolina held for future development of a seniors housing community.
(7)	We originated a $16,500 senior loan for the purchase of a 150-bed SNF in Illinois. The mortgage loan matures in June 2028 and our investment is at an interest rate of 8.75%.

(8)	Mortgage loans provide for 2.25% annual increases in the interest rate.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table summarizes our mortgage loan activity for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023		2022
Originations and funding under mortgage loans receivable	$81,727	(1)	$33,910	(2)
Application of interest reserve	1,609		2,451
Scheduled principal payments received	(251)		(625)
Mortgage loan premium amortization	(4)		(3)
Provision for loan loss reserve	(831)		(358)
Net increase in mortgage loans receivable	$82,250		$35,375
(1)	We originated a $10,750 mortgage loan secured by a 45-unit MC located in North Carolina. The loan carries a two-year term with an interest-only rate of 7.25% and an IRR of 9.0%. Additionally, we invested $51,111 in an existing mortgage loan secured by a 203-unit ILF, ALF and MC located in Georgia by acquiring a participating interest owned by existing lenders for $42,251 in addition to converting our $7,461 mezzanine loan in the property into a participating interest in the mortgage loan. The mortgage loan matures in October 2024 and our investment is at an initial rate of 7.5% with an IRR of 7.75%. We recorded $1,380 of additional interest income in connection with the effective prepayment of the mezzanine loan in the first quarter of 2023. Also, we originated a $16,500 senior loan for the purchase of a 150-bed SNF in Illinois. The mortgage loan matures in June 2028 and our investment is at an interest rate of 8.75%.

(2)	We originated two senior mortgage loans, secured by four ALFs operated by an existing operator, as well as a land parcel in North Carolina. The communities have a combined total of 217 units, with an average age of less than four years. The land parcel is approximately 7.6 acres adjacent to one of the ALFs and is being held for the future development of a seniors housing community. The mortgage loans have a four-year term, an interest rate of 7.25% and an IRR of 8%.

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

As of June 30, 2023, the accrued interest receivable of $50,593,000 was not included in the measurement of expected credit losses on the financing receivables, mortgage loans receivable and notes receivable (see Note 4. Notes Receivable). We elected not to measure an allowance for expected credit losses on the related accrued interest receivable using the expected credit loss standard. Rather, we have elected to write-off accrued interest receivable by reversing interest income and/or recognizing credit loss expense as incurred. We review the collectability of the accrued interest receivable quarterly as part of our review of the financing receivables, mortgage loans receivable or notes receivables including the performance of the underlying collateral and net worth of the borrower. For the six months ended June 30, 2023 and 2022, we did not write-off any accrued interest receivable.

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

During the three and six months ended June 30, 2023, we recognized $376,000 and $752,000, respectively, in income from unconsolidated joint ventures. During the three and six months ended June 30, 2022, we recognized $376,000 and $751,000, respectively, in income from unconsolidated joint ventures. The following table summarizes our income recognized, and application of interest reserves related to our investments in unconsolidated joint ventures for the six months ended June 30, 2023 and 2022 (in thousands):

	Type
	of	Income	Cash Interest	Application of
Year	Properties	Recognized	Earned	Interest Reserve
2023	ALF/MC	$225	$—	$225
	UDP	527	—	527
Total		$752	$—	$752

2022	ALF/MC	$224	$—	$224
	UDP	527	—	527
Total		$751	$—	$751

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

4.	Notes Receivable

Notes receivable consist of a mezzanine loan and working capital loans. The following table sets forth information regarding our investment in notes receivable at June 30, 2023 (dollar amounts in thousands):

Interest			Type of	Gross			Type of
Rate	IRR	Maturity	Loan	Investment		# of loans	Property
5.0%	—	2023	Working capital	$370		1	ALF
5.0%	—	2024	Working capital	1,050		1	ALF
4.0%	—	2024	Working capital	13,531		1	SNF
5.0%	—	2025	Working capital	831		1	ALF
7.5%	—	2027	Working capital	550		1	ALF
8.0%	11.0%	2027	Mezzanine	25,000		1	ALF
6.5%	—	2030	Working capital	138		1	SNF
7.1%	—	2030	Working capital	500		1	ALF
7.3%	—	2030	Working capital	1,107		1	ALF
7.0%	—	2031	Working capital	2,693		1	ALF
8.3%	—	2032	Working capital	642		1	SNF
				$46,412	(1) (2)	11
(1)	Excludes the impact of credit loss reserve.

(2)	Subsequent to June 30, 2023, we originated a $17,000 mezzanine loan for recapitalization of an existing 130-unit ILF/ALF/MC in Georgia as well as the construction of 89 additional units. The loan term is five years at an initial yield of 8.75% and an IRR of 12%.

The following table is a summary of our notes receivable components as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Mezzanine loans	$25,000	$36,815
Other loans	21,412	22,157
Notes receivable credit loss reserve	(463)	(589)
Total	$45,949	$58,383

The following table summarizes our notes receivable activity for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023		2022
Advances under notes receivable	$866		$36,788	(2)
Principal payments received under notes receivable	(13,426)	(1)	(6,618)
Provision (recovery) for credit losses	126		(301)
Net (decrease) increase in notes receivable	$(12,434)		$29,869
(1)	During 2023, we received $4,545, which includes a prepayment fee and the exit IRR totaling $190 from a mezzanine loan prepayment. The mezzanine loan was on a 136-unit ILF in Oregon. Additionally, another $7,461 mezzanine loan was effectively prepaid through converting it as part of our $51,111 investment in a participating interest in an existing mortgage loan that is secured by a 203-unit ALF, ILF and MC located in Georgia. We recorded $1,380 of interest income in connection with the effective prepayment of the mezzanine loan.

(2)	During 2022, we originated a $25,000 mezzanine loan for the recapitalization of a five-property seniors housing portfolio. The mezzanine loan has a term of approximately five years, with two one-year extension options and bears interest at 8% with an IRR of 11%. The five communities are located in Oregon and Montana, have a total of 621 units, and include independent living, assisted living and memory care.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

5.	Lease Incentives

Our non-contingent lease incentive balances at June 30, 2023 and December 31, 2022 were $1,360,000 and $1,789,000, respectively. The following table summarizes our lease incentives activity for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Lease incentives funded	$19	$8
Amortization of lease incentives	(413)	(429)
Adjustment for collectability of lease incentives	—	(173)	(2)
Other adjustments (1)	(35)	(174)
Net decrease in non-contingent lease incentives	$(429)	$(768)
(1)	Primarily relates to lease incentive balance write-off related to property sales.

(2)	Represents the lease incentive balance write-off related to a closed property and subsequent lease termination.

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

Based on our leverage at June 30, 2023, the facility provides for interest annually at Adjusted SOFR plus 120 basis points and a facility fee of 20 basis points and the Term Loans provide for interest annually at Adjusted SOFR plus 140 basis points.

Interest Rate Swap Agreements. In connection with entering into the Term Loans described above, we entered into two receive variable/pay fixed interest rate swap agreements (the “Interest Rate Swaps”) with maturities of November 19, 2025 and November 19, 2026, respectively, that will effectively lock-in the forecasted interest payments on the Term Loans’ borrowings over their four and five year terms of the loans. The Interest Rate Swaps are considered cash flow hedges and are recorded on our Consolidated Balance Sheets at fair value in Prepaid expenses and other assets, with cumulative changes in the fair value of these instruments recognized in Accumulated other comprehensive income (loss) on

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

our Consolidated Balance Sheets. In connection with entering into the Amended Credit Agreement discussed above, we entered into amendments to our Interest Rate Swaps to account for SOFR as the updated reference rate in the Amended Credit Agreement. During the six months ended June 30, 2023 and 2022, we recorded a $151,000 decrease and a $6,311,000 increase in fair value of Interest Rate Swaps, respectively.

As of June 30, 2023 and December 31, 2022, the terms of the Interest Rate Swaps are as follows (dollar amounts in thousands):

				Notional	Fair Value at
Date Entered	Maturity Date	Swap Rate	Rate Index	Amount	June 30, 2023	December 31, 2022
November 2021	November 19, 2025	2.62%	1-month SOFR	$50,000	$3,895	$4,003
November 2021	November 19, 2026	2.76%	1-month SOFR	50,000	4,673	4,716
				$100,000	$8,568	$8,719

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

At June 30, 2023, we were in compliance with all applicable financial covenants. These debt obligations also contain additional customary covenants and events of default that are subject to a number of important and significant limitations, qualifications and exceptions.

The following table sets forth information regarding debt obligations by component as of June 30, 2023 and December 31, 2022 (dollar amounts in thousands):

		At June 30, 2023		At December 31, 2022
	Applicable		Available		Available
	Interest	Outstanding	for	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing	Balance	Borrowing
Revolving line of credit (2)	6.35%	$326,350	$73,650	$130,000	$270,000
Term loans, net of debt issue costs	2.69%	99,583	—	99,511	—
Senior unsecured notes, net of debt issue costs (3)	4.24%	527,456	—	538,343	—
Total	4.80%	$953,389	$73,650	$767,854	$270,000
(1)	Represents weighted average of interest rate as of June 30, 2023.

(2)	Subsequent to June 30, 2023, we borrowed $34,000 under our Revolving Line of Credit. Accordingly, we have $360,350 outstanding and $39,650 available for borrowing under our Revolving Line of Credit.

(3)	Subsequent to June 30, 2023, we paid $17,160 in regular scheduled principal payments under our senior unsecure notes. Accordingly, we have $510,296 outstanding under our senior unsecured notes.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the six months ended June 30, 2023 and 2022, our debt borrowings and repayments were as follows (in thousands):

	Six Months Ended June 30,
	2023		2022
Debt Obligations	Borrowings	Repayments	Borrowings	Repayments
Revolving line of credit (1)	$224,950	$(28,600)	$99,000	$(153,900)
Senior unsecured notes (2)	—	(11,000)	75,000	(7,000)
Total	$224,950	$(39,600)	$174,000	$(160,900)
(1)	Subsequent to June 30, 2023, we borrowed $34,000 under our Revolving Line of Credit. Accordingly, we have $360,350 outstanding and $39,650 available for borrowing under our Revolving Line of Credit.

(2)	Subsequent to June 30, 2023, we paid $17,160 in regular scheduled principal payments under our senior unsecure notes. Accordingly, we have $510,296 outstanding under our senior unsecured notes.
7.	Equity

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

As of June 30, 2023, we have the following consolidated VIEs (in thousands):

					Gross
Investment			Property		Consolidated	Non-Controlling
Year	Purpose		Type	State	Assets (1)	Interests
2023	Owned real estate	(2)	ILF/ALF/MC	OH	$54,437	$9,134
2023	Owned real estate	(3)	ALF/MC	NC	121,321	3,831
2022	Owned real estate	(4)	SNF	FL	76,734	14,325
2018	Owned real estate		ILF	OR	14,650	2,907
2018	Owned real estate and development		ALF/MC	OR	18,452	1,207
2017	Owned real estate and development		ILF/ALF/MC	WI	22,007	2,305
2017	Owned real estate		ALF/MC	SC	11,680	1,240
Total					$319,281	$34,949
(1)	Includes the total real estate investments and excludes intangible assets.

(2)	During the second quarter of 2023, we entered into a JV that purchased an ILF/ALF/MC in Ohio with a total of 242 units. For more information see Acquisitions above in Note 2.

(3)	During the first quarter of 2023, we entered into a JV that purchased 11 ALF and MC with a total of 523 units. For more information regarding this transaction see Financing Receivable above in Note 2.

(4)	During 2022, we entered into a JV that purchased three SNFs with a total of 299 beds. For more information regarding this transaction see Financing Receivable above in Note 2.

Common Stock. We have separate equity distribution agreements (collectively, “Equity Distribution Agreements”) to offer and sell, from time to time, up to $200,000,000 in aggregate offering price of shares of our common stock. During the six months ended June 30, 2023, we sold 48,500 shares of common stock for $1,777,000 in net proceeds under our Equity Distribution Agreements. In conjunction with the sale of common stock, we incurred $80,000 of costs associated with this agreement which have been recorded in additional paid in capital as a reduction of proceeds received. At June 30, 2023, we had $128,822,000 available under the Equity Distribution Agreements.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the six months ended June 30, 2023 and 2022, we acquired 43,933 shares and 39,463 shares, respectively, of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

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

Distributions. We declared and paid the following cash dividends (in thousands):

	Six Months Ended June 30,
	2023		2022
	Declared	Paid	Declared	Paid
Common Stock (1)	$47,162	$47,162	$45,115	$45,115
(1)	Represents $0.19 per share per month for the six months ended June 30, 2023 and 2022.

In July 2023, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of July, August and September 2023, payable on July 31, August 31, and September 29, 2023, respectively, to stockholders of record on July 21, August 23, and September 21, 2023, respectively.

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

At June 30, 2023, we had 5,000 stock options outstanding and exercisable. During each of the six months ended June 30, 2023 and 2022, 5,000 stock options expired and were cancelled. During each of the six months ended June 30, 2023 and 2022, no stock options were granted or exercised.

The following table summarizes our restricted stock activity for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Outstanding, January 1	229,236	197,422
Granted	143,020	135,210
Vested	(115,551)	(103,396)
Cancelled	(1,085)	—
Outstanding, June 30	255,620	229,236

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

No performance-based stock units vested during the six months ended June 30, 2023, and 2022.

During the six months ended June 30, 2023 and 2022, we granted restricted stock and performance-based stock units under the 2021 Plan as follows:

	No. of	Price per
Year	Shares/Units	Share	Reward Type	Vesting Period
2023	127,960	$37.16	Restricted stock	ratably over 3 years
	86,867	$37.16	Performance-based stock units	TSR targets (1)
	15,060	$31.54	Restricted stock	May 24,2024
	229,887

2022	122,865	$33.94	Restricted stock	ratably over 3 years
	86,332	$33.94	Performance-based stock units	TSR targets (1)
	12,345	$38.48	Restricted stock	May 25, 2023
	221,542

(1)	Vesting is based on achieving certain total shareholder return (“TSR”) targets in 4 years with acceleration opportunity in 3 years.

Compensation expense recognized related to the vesting of restricted common stock and performance-based stock units for the six months ended June 30, 2023 and 2022 were $4,225,000 and $3,937,000, respectively. At June 30, 2023, the remaining compensation expense to be recognized related to the future service period of unvested outstanding restricted common stock and performance-based stock units are as follows (in thousands):

Remaining
Compensation
Vesting Date	Expense
July - December 2023	$4,211
2024	5,964
2025	3,238
2026	356
Total	$13,769

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

8.	Commitments and Contingencies

At June 30, 2023, we had commitments as follows (in thousands):

				Total
	Investment		2023	Commitment	Remaining
	Commitment		Funding	Funded	Commitment
Real estate properties (Note 2. Real Estate Investments)	$13,778	(1)	$1,149	$4,224	$9,554
Accrued incentives and earn-out liabilities (Note 5. Lease Incentives)	21,100	(2)	—	—	21,100
Mortgage loans (Note 2. Real Estate Investments)	28,275	(3)	2,210	9,690	18,585
Notes receivable (Note 4. Notes Receivable)	25,950	(4)	—	13,531	12,419
Total	$89,103		$3,359	$27,445	$61,658
(1)	Represents commitments to purchase land and improvements, if applicable, and to develop, re-develop, renovate or expand seniors housing and skilled nursing properties.

(2)	Includes an earn-out payment of up to $3,000 to an operator under a master lease on four SNFs in Texas which were acquired during 2022. The master lease allows either an earn-out payment up to $3,000 or a purchase option. The earn-out payment is available, contingent on achieving certain thresholds per the lease, beginning at the end of the second lease year through the end of the fifth lease year. If neither option is elected within the timeframe defined in the lease, both elections are terminated. For more information regarding the purchase option see Note 2. Real Estate Investments.

(3)	Represents $10,275 of commitments for the expansion, renovation and working capital related to seniors housing and skilled nursing properties securing the mortgage loans and $18,000 of commitments which are contingent upon the borrower achieving certain coverage ratios.

(4)	Represents working capital loan commitments.

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

We have one operator that represents 10% or more of our combined rental revenue and interest income from mortgage loans. The following table sets forth information regarding our major operator as of June 30, 2023:

	Number of		Number of		Percentage of
			SNF	ALF	Total	Total
Operator	SNF	ALF	Beds	Units	Revenues (1)	Assets (2)
Prestige Healthcare (3)	24	—	2,820	93	16.7%	14.3%
(1)	During the second quarter of 2023, we agreed to defer up to $1,500, or up to $300 per month for May through September 2023, in interest payments due on one of Prestige’s mortgage loans secured by 15 skilled nursing centers in Michigan. We deferred $600 in interest payments during the second quarter of 2023 and $300 in interest payments in July 2023.

(2)	Represents the net carrying value of the mortgage loans and properties we own divided by the Total assets on the Consolidated Balance Sheets.

(3)	The majority of the revenue derived from this operator relates to interest income from mortgage loans.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

10.	Earnings per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$6,604	$54,490	$40,165	$68,997
Less income allocated to non-controlling interests	(430)	(107)	(857)	(202)
Less income allocated to participating securities:
Non-forfeitable dividends on participating securities	(146)	(133)	(293)	(270)
Income allocated to participating securities	—	(185)	—	(137)
Total net income allocated to participating securities	(146)	(318)	(293)	(407)
Net income available to common stockholders	6,028	54,065	39,015	68,388
Effect of dilutive securities:
Participating securities (1)	—	—	—	—
Net income for diluted net income per share	$6,028	$54,065	$39,015	$68,388

Shares for basic net income per share	41,145	39,492	41,113	39,347
Effect of dilutive securities:
Stock options (1)	—	—	—	—
Performance-based stock units	87	173	87	173
Participating securities (1)	—	—	—	—
Total effect of dilutive securities	87	173	87	173
Shares for diluted net income per share	41,232	39,665	41,200	39,520

Basic net income per share	$0.15	$1.37	$0.95	$1.74
Diluted net income per share	$0.15	$1.36	$0.95	$1.73
(1)	For the three and six months ended June 30, 2023 and 2022, the participating securities and stock options have been excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.
11.	Fair Value Measurements

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The carrying amount of cash and cash equivalents approximates their fair value because of the short-term maturity of these instruments. We do not invest our cash in auction rate securities. The carrying value and estimated fair value of our financial instruments as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

	At June 30, 2023			At December 31, 2022
	Carrying	Fair		Carrying	Fair
	Value	Value		Value	Value
Financing receivable, net of credit loss reserve	$196,075	$198,927	(1)	$75,999	$76,033	(1)
Mortgage loans receivable, net of credit loss reserve	471,978	555,283	(2)	389,728	461,276	(2)
Notes receivable, net of credit loss reserve	45,949	49,727	(3)	58,383	61,858	(3)
Revolving line of credit	326,350	326,350	(4)	130,000	130,000	(4)
Term loans, net of debt issue costs	99,583	100,000	(4)	99,511	100,000	(4)
Senior unsecured notes, net of debt issue costs	527,456	465,751	(5)	538,343	477,653	(5)
(1)	Our investment in financing receivables is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate used to value our future cash inflows of the financing receivables at June 30, 2023 and December 31, 2022 was 7.6%.

(2)	Our investment in mortgage loans receivable is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash inflows of the mortgage loans receivable at June 30, 2023 and December 31, 2022 was 9.1% and 9.3%, respectively.

(3)	Our investments in notes receivable are classified as Level 3. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash flows of the notes receivable at June 30, 2023 and December 31, 2022, were 6.4% and 7.1%, respectively.

(4)	Our revolving line of credit and term loans bear interest at a variable interest rate. The estimated fair value of our revolving line of credit and term loans approximated their carrying values at June 30, 2023 and December 31, 2022 based upon prevailing market interest rates for similar debt arrangements.

(5)	Our obligation under our senior unsecured notes is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is measured based upon management’s estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities. At June 30, 2023, the discount rate used to value our future cash outflow of our senior unsecured notes was 6.75% for those maturing before year 2030 and 7.25% for those maturing at or beyond year 2030. At December 31, 2022, the discount rate used to value our future cash outflow of our senior unsecured notes was 6.50% for those maturing before year 2030 and 7.00% for those maturing at or beyond year 2030.
12.	Subsequent Events

Subsequent to June 30, 2023 the following events occurred:

Notes Receivable: We originated a $17,000,000 mezzanine loan for recapitalization of an existing 130-unit assisted living, memory care and independent living community in Georgia as well as the construction of 89 additional units. The loan term is five years at an initial yield of 8.75% and an IRR of 12%.

Debt: We borrowed $34,000,000 under our revolving line of credit. Accordingly, we have $360,350,000 outstanding and $39,650,000 available for borrowing under our revolving line of credit. Also, we paid $17,160,000 in regular scheduled principal payments under our senior unsecured notes. Accordingly, we have $510,296,000 outstanding under our senior unsecured notes.

Equity: We declared a monthly cash dividend of $0.19 per share on our common stock for the months of July, August and September 2023, payable on July 31, August 31, and September 29, 2023, respectively to stockholders of record on July 21, August 23, and September 21, 2023, respectively.

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

The following graph summarizes our gross investments as of June 30, 2023:

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

We conduct and manage our business as one operating segment for internal reporting and internal decision-making purposes. For purposes of this quarterly report and other presentations, we generally include ALF, ILF, MC, and combinations thereof in the ALF classification. As of June 30, 2023, seniors housing and health care properties comprised approximately 99.3% of our gross investment portfolio. We have been operating since August 1992.

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

Depending upon the availability and cost of external capital, we anticipate making additional investments in health care related properties. New investments are generally funded from cash on hand, proceeds from periodic asset sales, temporary borrowings under our unsecured revolving line of credit and internally generated cash flows. Our investments generate internal cash from rent and interest receipts and principal payments on loan receivables and income from unconsolidated joint ventures. Permanent financing for future investments, which replaces funds drawn under our unsecured revolving line of credit, is expected to be provided through a combination of public and private offerings of debt and equity securities. We could also look to secured and unsecured debt financing. The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets’ environment, especially to changes in interest rates. Changes in the capital markets’ environment may impact the availability of cost-effective capital.

We believe our business model has enabled and will continue to enable us to maintain the integrity of our property investments, including in response to financial difficulties that may be experienced by operators. Traditionally, we have taken a conservative approach to managing our business, choosing to maintain liquidity and exercise patience until favorable investment opportunities arise.

Real Estate Portfolio Overview

The following tables summarize our real estate investment portfolio by owned properties and mortgage loans and by property type, as of June 30, 2023 (dollar amounts in thousands):

						Six Months Ended
						June 30, 2023
		Number of			Percentage			Percentage
	Number of	SNF	ALF	Gross	of	Rental		of Total
Owned Properties	Properties (1)	Beds	Units	Investments	Investments	Revenue		Revenues
Assisted Living	97	—	5,570	$817,781	37.8%	$27,094		29.7%
Skilled Nursing	50	6,113	236	591,474	27.4%	28,801		31.5%
Other (2)	1	118	—	12,005	0.6%	501		0.5%
Total Owned Properties	148	6,231	5,806	1,421,260	65.8%	56,396	(4)	61.7%

		Number of			Percentage	Interest Income		Percentage
	Number of	SNF	ALF	Gross	of	from Financing		of Total
Financing Receivables	Properties (1)	Beds	Units	Investments	Investments	Receivable		Revenues
Assisted Living	11	—	523	121,321	5.6%	4,771		5.2%
Skilled Nursing	3	299	—	76,735	3.5%	2,810		3.1%
Total Financing Receivables	14	299	523	198,056	9.1%	7,581		8.3%

		Number of			Percentage	Interest Income		Percentage
	Number of	SNF	ALF	Gross	of	from Mortgage		of Total
Mortgage Loans	Properties (1)	Beds	Units	Investments	Investments	Loans		Revenues
Assisted Living	20	—	1,056	169,284	7.8%	6,080		6.7%
Skilled Nursing	24	3,041	—	304,668	14.1%	16,986		18.6%
Other (3)	—	—	—	2,787	0.1%	104		0.1%
Total Mortgage Loans	44	3,041	1,056	476,739	22.0%	23,170		25.4%

		Number of			Percentage	Interest		Percentage
	Number of	SNF	ALF	Gross	of	and other		of Total
Notes Receivable	Properties (1)	Beds	Units	Investments	Investments	Income		Revenues
Assisted Living	5	—	621	32,101	1.5%	3,109		3.4%
Skilled Nursing	—	—	—	14,311	0.7%	329		0.4%
Total Notes Receivable	5	—	621	46,412	2.2%	3,438		3.8%

		Number of			Percentage	Income from		Percentage
	Number of	SNF	ALF	Gross	of	Unconsolidated		of Total
Unconsolidated Joint Ventures	Properties (1)	Beds	Units	Investments	Investments	Joint Ventures		Revenues
Assisted Living	1	—	95	6,340	0.3%	225		0.2%
Under Development	—	—	—	13,000	0.6%	527		0.6%
Total Unconsolidated Joint Ventures	1	—	95	19,340	0.9%	752		0.8%

Total Portfolio	212	9,571	8,101	$2,161,807	100.0%	$91,337		100.0%

	Number	Number of			Percentage
	of	SNF	ALF	Gross	of
Summary of Properties by Type	Properties (1)	Beds	Units	Investments	Investments
Assisted Living	134	—	7,865	$1,146,827	53.0%
Skilled Nursing	77	9,453	236	987,188	45.7%
Other (2) (3)	1	118	—	14,792	0.7%
Under Development	—	—	—	13,000	0.6%
Total Portfolio	212	9,571	8,101	$2,161,807	100.0%
(1)	We have investments in owned properties, financing receivables, mortgage loans, notes receivable and unconsolidated joint ventures in 29 states to 29 operators.

(2)	Includes three parcels of land held-for-use and one behavioral health care hospital.

(3)	Includes one parcel of land in Missouri securing a first mortgage held for future development of a post-acute SNF and one parcel of land in North Carolina securing a first mortgage held for future development of a seniors housing community.

(4)	Excludes variable rental income from lessee reimbursement of $6,460 and sold properties of $416.

As of June 30, 2023, we had $1.8 billion in net carrying value of investments, consisting of $1.0 billion or 58.3% invested in owned and leased properties, $0.2 billion or 11.1% invested in financing receivables, $0.5 billion or 26.9% invested in mortgage loans secured by first mortgages, $45.9 million or 2.6% in notes receivable and $19.3 million or 1.1% in unconsolidated joint ventures.

Rental income, income from financing receivables and interest income from mortgage loans represented 64.8%, 7.8% and 23.7%, respectively, of Total revenues on the Consolidated Statements of Income for the six months ended June 30, 2023. In most instances, our lease structure contains fixed annual rental escalations and/or annual rental escalations that are contingent upon changes in the Consumer Price Index. Certain leases have annual rental escalations that are contingent upon changes in the gross operating revenues of the property. This revenue is not recognized until the appropriate contingencies have been resolved.

Many of our existing leases contain renewal options that, if exercised, could result in the amount of rent payable upon renewal being greater or less than that currently being paid. During 2023, Brookdale Senior Living Communities, Inc. (“Brookdale”) elected not to exercise its renewal option. Accordingly, the master lease expires in December 2023. Additionally, during 2023, a master lease covering two skilled nursing centers that was scheduled to mature in 2023 was renewed at the contractual rate for another five years extending the maturity to November 2028. The centers have a total of 216 beds and are located in Florida. Also, another master lease covering two skilled nursing centers that was scheduled to mature in 2023 was renewed for another two years extending the maturity to December 2025. The master lease was renewed at the contractual annual cash rent of $1.0 million increasing 2.5% per year. As amended, this master lease provides the lessee with a purchase option available through December 31, 2024. The centers have a total of 141 beds and are located in Tennessee.

During the second quarter of 2023, we transitioned a portfolio of eight assisted living communities with 500 units in Illinois, Ohio and Michigan to Encore Senior Living (“Encore”). Cash rent under the new two-year lease with Encore is based on mutually agreed upon fair market rent beginning in September 2023.

For the six months ended June 30, 2023, we recorded $0.9 million in straight-line rental adjustment and amortization of lease incentive cost of $0.4 million. During the six months ended June 30, 2023, we received $64.6 million of cash rental income, which includes $6.5 million of operator reimbursements for real estate taxes. At June 30, 2023, the straight-line rent receivable balance on the consolidated balance sheet was $20.8 million.

For the six months ended June 30, 2023, we recorded $23.2 million in Interest income from mortgage loans which includes $19.8 million of interest received in cash, $0.1 million of income from interest reserves and $3.3 million in mortgage loans effective interest. At June 30, 2023, the mortgage loans effective interest receivable which is included in the Interest receivable line item in our Consolidated Balance Sheets was $47.5 million.

Update on Certain Operators

Anthem Memory Care

Anthem Memory Care (“Anthem”) operates 11 memory care communities under a master lease and was placed in default in 2017 resulting from Anthem’s partial payment of its minimum rent. However, we did not enforce our rights and remedies pertaining to the event of default, under the stipulation that Anthem achieves sufficient performance and pays agreed upon rent. Anthem increased their rent payment every year between 2017 and 2021. During the second and third quarter of 2022, we agreed to a certain temporary rent reduction totaling $1.5 million. During the fourth quarter of 2022, we received payment of Anthem’s $1.5 million temporary rent reduction and a return to Anthem’s previously agreed upon rent of $0.9 million per month. Accordingly, Anthem paid us the agreed upon annual cash rent of $10.8 million in 2022 and we anticipate receiving $10.8 million in 2023. During the first quarter of 2023, we transitioned a 60-unit memory care community located in Ohio to Anthem under a new two-year lease. Under the new two-year lease, no rent was paid through May 2023 after which cash rent is be based on mutually agreed upon fair market rent. The first quarterly mutually agreed rent for June through August 2023 was set at $45,000 and is payable in August 2023, at which time rent will be reset for the following three months. Anthem is current on agreed upon rent payments through July 2023. We receive regular financial performance updates from Anthem and continue to monitor their performance obligations under the master lease agreement.

Brookdale Senior Living Communities, Inc

Brookdale Senior Living Communities, Inc’s (“Brookdale”) master lease matures on December 31, 2023 and provided Brookdale a $4.0 million capital commitment, which matured on February 28, 2023, at a yield of 7% with a reduced rate for qualified ESG projects. During the first quarter of 2023, we funded $0.9 million under Brookdale’s capital commitment. The master lease provides three renewal options consisting of a two-year renewal option, a five-year renewal option and a 10-year renewal option. During the first quarter of 2023, Brookdale elected not to exercise its renewal option. Brookdale is obligated to pay rent on the portfolio of 35 assisted living communities through maturity and is current on rent payments through July 2023. We plan to sell 14 of the 35 properties in the Brookdale portfolio while re-leasing the remaining assets. We estimate net proceeds, after transaction costs and seller financing, between $35.0 million to $40.0 million from these sales and expect to replace the rent currently generated by our Brookdale portfolio through a combination of pre-invested sales proceeds during the first half of 2023 and re-leasing the remaining properties.

Prestige Healthcare

Prestige Healthcare (“Prestige”) operates 22 skilled nursing centers located in Michigan secured under four mortgage loans and two skilled nursing centers located in South Carolina under a master lease. Prestige is our largest operator based upon revenues and assets representing 16.7% of our total revenues and 14.3% of our total assets as of June 30, 2023. During the second quarter of 2023, we agreed to defer up to $1.5 million, or up to $0.3 million per month for May through September 2023, in interest payments due on one of Prestige’s mortgage loans secured by 15 skilled nursing centers. We deferred $0.6 million in interest payments during the second quarter of 2023 and deferred $0.3 million in interest payments in July 2023. Medicaid rates are expected to increase effective October 1st and retroactive rate settlements related to prior years are expected to be paid in fourth quarter of 2023 and fourth quarter of 2024. We continue to work with Prestige to assess the impact of the rate increases and settlement payments on this portfolio in light of the continued occupancy challenges.

Other Operators

During the six months ended June 30, 2023, we provided $1.3 million of abated rent to the same operator for which we have been providing assistance. Also, we provided the same operator $0.2 million of abated rent in July 2023 and we agreed to provide up to $0.2 million per month from August through December 2023 pursuant to a master lease covering two assisted living communities. We anticipate receiving $0.3 million in rent during 2023 from this operator.

Additionally, during the second quarter of 2023, we transitioned a portfolio of eight assisted living communities with a total of 500 units in Illinois, Ohio and Michigan to Encore Senior Living

(“Encore”). We agreed to provide assistance in the second quarter of 2023 to the former operator of this portfolio and as part of the transition, we received repayment of $1.25 million of deferred rent which represents $0.93 million of April and May 2023 deferred rent and $0.32 million of unrecorded deferred rent provided in 2022. Cash rent under the new two-year lease with Encore is based on mutually agreed upon fair market rent beginning in month four of the lease.

2023 Activities Overview

The following tables summarize our transactions during the six months ended June 30, 2023 (dollar amounts in thousands):

Acquisitions

During the six months ended June 30, 2023, we entered into a $54.1 million Joint Venture (“JV”) and contributed $45.0 million into the JV that purchased an independent living, assisted living and memory care campus in Ohio. Under the JV agreement, the seller, our JV partner, has the option to purchase the campus between the third and fourth lease years for LTC’s allocation of the JV investment plus an IRR of 9.75%. The campus was leased to Encore Senior Living (“Encore”) under a 10-year term with an initial yield of 8.25% on LTC’s allocation of the JV investment. LTC committed to fund $2.1 million of lease incentives under the Encore lease. Rent is expected to be approximately $3.9 million per year.

Investment in Improvement projects

Amount
Assisted Living Communities	$2,000
Skilled Nursing Centers	1,143
Other	87
Total	$3,230

Impairment Loss

In conjunction with the planned sale of a 70-unit assisted living community located in Florida, we recorded a $0.4 million impairment loss during the three months ended March 31, 2023 and a $1.2 million impairment loss during the fourth quarter of 2022. During the second quarter of 2023, the community was sold for $4.9 million. Additionally, during the second quarter of 2023, we performed a recoverability analysis on the carrying value of two assisted living communities that we are negotiating to sell and concluded that their carrying value may not be recoverable through future undiscounted cash flows. Accordingly, we recorded an aggregate impairment loss of $12.1 million during the second quarter of 2023. As of June 30, 2023, we do not believe these communities meet the criteria to be classified as held-for-sale.

Properties Held -for-Sale

	Type	Number	Number
	of	of	of	Gross	Accumulated
State	Property	Properties	Beds/units	Investment	Depreciation
PA	ALF	2	130	$9,744	$3,690
		2	130	$9,744	$3,690
(1)	During the second quarter of 2023, we entered into an agreement to sell these communities for $11,500. The sale is expected to close during the third quarter of 2023. Accordingly, we anticipate recording a net gain on sale of approximately $5,200. One of these properties is non-revenue producing and the other produces minimal rent.

Properties Sold

	Type	Number	Number
	of	of	of	Sales	Carrying	Net
State	Properties	Properties	Beds/Units	Price	Value	Gain (1)
Florida	ALF	1	70	$4,850	$4,082	$65
Kentucky	ALF	1	60	11,000	10,710	57
New Jersey	ALF	1	39	2,000	1,552	266
New Mexico	SNF	2	235	21,250	5,379	15,287
		5	404	$39,100	$21,723	$15,675

(1)	Calculation of net gain includes cost of sales and write-off of straight-line receivable and lease incentives, when applicable.

Financing Receivables

During 2023, we entered into a $121.3 million JV with an affiliate of an existing operator and contributed $117.5 million into the JV that purchased 11 assisted living and memory care communities from an affiliate of our JV partner. The JV leased the communities back to an affiliate of the seller under a 10-year master lease, with two five-year renewal options. The contractual initial cash yield of 7.25% increases to 7.5% in year three then escalates thereafter based on CPI subject to a floor of 2.0% and a ceiling of 4.0%. Additionally, the JV provided the seller-lessee with a purchase option to buy up to 50% of the properties at the beginning of the third lease year and the remaining properties at the beginning of the fourth lease year through the end of the sixth lease year, with an exit Internal Rate of Return (“IRR”) of 9.0%. In accordance with GAAP, the communities acquired by the JV are required to be presented as Financing receivables on our Consolidated Balance Sheets and the rental revenue from these properties is recorded as Interest income from financing receivables on our Consolidated Statements of Income. Furthermore, upon expiration of the purchase option if the purchase option remains unexercised by the seller-lessee, the purchased assets will be reclassified from Financing receivables to Real property investments on our Consolidated Balance Sheets. During the three and six months ended June 30, 2023, we recognized $3.8 million and $7.6 million, respectively, of Interest income from financing receivables from this investment and upon origination we recorded $1.2 million Provision for credit losses equal to 1% of the loan balance related to this investment.

Investment in Mortgage Loans

	Amount
Originations and funding under mortgage loans receivable	$81,727	(1)
Application of interest reserve	1,609
Scheduled principal payments received	(251)
Mortgage loan premium amortization	(4)
Provision for loan loss reserve	(831)
Net increase in mortgage loans receivable	$82,250
(1)	We originated a $10,750 mortgage loan secured by a 45-unit MC located in North Carolina. The loan carries a two-year term with an interest-only rate of 7.25% and an IRR of 9.0%. Additionally, we invested $51,111 in an existing mortgage loan secured by a 203-unit ILF, ALF and MC located in Georgia by acquiring a participating interest owned by existing lenders for $42,251 in addition to converting our $7,461 mezzanine loan in the property into a participating interest in the mortgage loan. The initial rate is 7.5% with an IRR of 7.75%. The mortgage loan matures in October 2024. We recorded $1,380 of additional interest income in connection with the effective prepayment of the mezzanine loan in the first quarter of 2023. Also, we originated a $16,500 senior loan for the purchase of a 150-bed SNF in Illinois. The mortgage loan matures in June 2028 and our investment is at an interest rate of 8.75%.

Preferred Equity Investment in Unconsolidated Joint Ventures

	Type	Total	Contractual	Number			Cash	Application
	of	Preferred	Cash	of	Carrying	Income	Interest	of Interest
State	Properties	Return	Portion	Beds/ Units	Value	Recognized	Received	Reserve
Washington (1)	ALF/MC	12%	7%	95	$6,340	$225	—	$225
Washington (2)	UDP	14%	8%	—	13,000	527	—	527
				95	$19,340	$752	$—	$752
(1)	Represents a preferred equity interest in an entity that developed and owns a 95-unit ALF and MC in Washington. Our investment represents 15.5% of the total investment. The preferred equity investment earns an initial cash rate of 7% increasing to 9% in year four until the internal rate of return (“IRR”) is 8%. After achieving an 8% IRR, the cash rate drops to 8% with an IRR ranging between 12% to 14%, depending upon timing of redemption. During the fourth quarter of 2021, the entity completed the development project and received its certificate of occupancy. We have the option to require the JV partner to purchase our preferred equity interest at any time between August 17, 2031 and December 31, 2036.

(2)	Represents a preferred equity interest in an entity that will develop and own a 267-unit ILF and ALF in Washington. Our investment represents 11.0 % of the estimated total investment. The preferred equity investment earns an initial cash rate of 8% with an IRR of 14%. The JV partner has the option to buy out our investment at any time after August 31, 2023 at the IRR rate. Also, we have the option to require the JV partner to purchase our preferred equity interest at any time between August 31, 2027 and, upon project completion and leasing the property, prior to the end of the first renewal term of the lease.

Notes Receivable

	Amount
Advances under notes receivable	$866	(1)
Principal payments received under notes receivable	(13,426)	(2)
Provision for credit losses	126
Net decrease in notes receivable	$(12,434)
(1)	Subsequent to June 30, 2023, we originated a $17,000 mezzanine loan for recapitalization of an existing 130-unit ILF/ALF/MC in Georgia as well as the construction of 89 additional units. The loan term is five years at an initial yield of 8.75% and an IRR of 12%.

(2)	During 2023, we received $4,545, which includes a prepayment fee and the exit IRR totaling $190 related to the payoff of a mezzanine loan on a 136-unit ILF in Oregon. Additionally, another $7,461 mezzanine loan was effectively prepaid through converting it as part of our $51,111 investment in a participating interest in an existing mortgage loan that is secured by a 203-unit ALF, ILF and MC located in Georgia. We recorded $1,380 of interest income in connection with the effective prepayment of the mezzanine loan.

Health Care Regulatory

The Centers for Medicare & Medicaid Services (“CMS”) annually updates Medicare skilled nursing facility (“SNF”) prospective payment system rates and other policies. On April 8, 2021, CMS issued a proposed rule to update SNF rates and policies for fiscal year 2022, which started October 1, 2021, and issued the final rule on July 29, 2021. CMS estimated that the aggregate impact of the payment policies in the final rule would result in an increase of approximately $410 million in Medicare Part A payments to SNFs in fiscal year 2022. The final rule also includes several policies that update the SNF Quality Reporting Program and the SNF Value-Based Program for fiscal year 2022. On April 11, 2022, CMS issued a proposed rule to update SNF rates and policies for fiscal year 2023. CMS estimated that the aggregate impact of the payment policies in the proposed rule would result in a decrease of approximately $320 million in Medicare Part A payments to SNFs in fiscal year 2023 compared to fiscal year 2022. CMS also sought input on the effects of direct care staffing requirements to improve long-term care requirements for participation and promote thoughtful, informed staffing plans and decisions within facilities to meet residents’ needs, including maintaining or improving resident function and quality of life. Specifically, CMS sought input on establishing minimum staffing requirements for long-term care facilities. On June 29, 2022, CMS issued updates to guidance on minimum health and safety standards that long-term care facilities must meet to participate in Medicare and Medicaid, and updated and developed new guidance in the State Operations Manual to address issues that significantly affect residents of long-term care facilities. On July 29, 2022, CMS issued a final rule to update SNF rates and policies for fiscal year 2023. CMS estimated that the aggregate impact of the payment policies in the final rule would result in an increase of 2.7%, or approximately $904 million, in Medicare Part A payments to SNFs in fiscal year 2023 compared to fiscal year 2022. CMS also finalized a permanent 5% cap on annual wage index decreases to smooth year-to-year changes in providers’ wage index payments. In addition, CMS indicated that it would continue to review the comments it received in response to its request for information on establishing minimum staffing requirements for long-term care facilities, and that it intends to issue proposed rules on a minimum staffing level measure within one year. On April 4, 2023, CMS issued a proposed rule that would update SNF rates and policies for fiscal year 2024. CMS estimated that the aggregate impact of the payment policies in the proposed rule would result in a net increase of 3.7%, or approximately $1.2 billion, in Medicare Part A payments to SNFs in fiscal year 2024. CMS also indicated that it continues to review the feedback it received from its comment solicitation regarding minimum staffing requirements and that the feedback would be used, along with evidence from its mixed-methods study launched in August 2022 collecting quantitative and qualitative evidence on staffing levels within nursing homes, to inform proposals for minimum direct care staffing requirements in nursing homes in a future rulemaking.

There can be no assurance that these rules or future regulations modifying Medicare skilled nursing facility payment rates or other requirements for Medicare and/or Medicaid participation will not have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us.

Since the announcement of the COVID-19 pandemic and beginning as of March 13, 2020, CMS has issued numerous temporary regulatory waivers and new rules to assist health care providers, including SNFs, respond to the COVID-19 pandemic. These include waiving the SNF 3-day qualifying inpatient hospital stay requirement, flexibility in calculating a new Medicare benefit period, waiving timing for completing functional assessments, waiving requirements for health care professional licensure, survey and certification, provider enrollment, and reimbursement for services performed by telehealth, among many others. CMS also announced a temporary expansion of its Accelerated and Advance Payment Program, which granted providers the ability to request accelerated or advance Medicare Part A payments and up to one year to make repayments. In addition, CMS enhanced requirements for nursing facilities to report COVID-19 infections to local, state and federal authorities. On April 10, 2023, President Biden signed into law H.J. Res. 7, which terminated the national emergency related to the COVID-19 pandemic. Separately, the declared public health emergency expired at the end of the day on May 11, 2023.

On March 26, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), sweeping legislation intended to bolster the nation’s response to the COVID-19 pandemic. In addition to offering economic relief to individuals and impacted businesses, the law expands coverage of COVID-19 testing and preventative services, addresses health care workforce needs, eases restrictions on telehealth services during the crisis, and increases Medicare regulatory flexibility, among many other provisions. Notably, the CARES Act temporarily suspended the 2% across-the-board “sequestration” from May 1, 2020 through December 31, 2020, and extended the Medicare sequester requirement through fiscal year 2030. In addition, the law provides $100 billion in grants to eligible health care providers for health care related expenses or lost revenues that are attributable to COVID-19. On April 10, 2020, CMS announced the distribution of $30 billion in funds to Medicare providers based upon their 2019 Medicare fee for service revenues. Eligible providers were required to agree to certain terms and conditions in receiving these grants. In addition, the Department of Health and Human Services (“HHS”) authorized $20 billion of additional funding for providers that have already received funds from the initial distribution of $30 billion. Unlike the first round of funds, which came automatically, providers were required to apply for these additional funds and submit the required supporting documentation, using the online portal provided by HHS. Providers were required to attest to and agree to specific terms and conditions for the use of such funds. HHS expressed a goal of allocating the whole $50 billion proportionally across all providers based on those providers’ proportional share of 2018 net Medicare fee-for-service revenue, so that some providers would not be eligible for additional funds. On May 22, 2020, HHS announced that it had begun distributing $4.9 billion in additional relief funds to SNFs to offset revenue losses and assist nursing homes with additional costs related to responding to the COVID-19 public health emergency and the shipments of personal protective equipment provided to nursing homes by the Federal Emergency Management Agency. On June 9, 2020, HHS announced that it expected to distribute approximately $15 billion to eligible providers that participate in state Medicaid and Children’s Health Insurance Program (“CHIP”) programs and have not received a payment from the Provider Relief Fund General Allocation. On July 22, 2020, HHS announced $5 billion in Provider Relief Funds to Medicare-certified long-term care facilities and state veterans’ homes to build nursing home skills and enhance nursing homes’ response to COVID-19, including enhanced infection control. Nursing homes were required to participate in the Nursing Home COVID-19 training to qualify for this funding. On August 27, 2020, HHS announced that it had distributed almost $2.5 billion to nursing homes to support increased testing, staffing, and personal protective equipment needs. On September 3, 2020, HHS announced a $2 billion performance-based incentive payment distribution to nursing homes and SNFs. Finally, on October 1, 2020, HHS announced $20 billion in additional funding for several types of providers, including those who previously received, rejected, or accepted a general distribution provider relief fund payment. The application deadline for these Phase 3 funds was November 6, 2020.

The Consolidated Appropriations Act, 2021 included a $900 billion COVID-19 relief package. Of the $900 billion in COVID-19 relief, $73 billion was allocated to HHS. Notably, the legislation added an additional $3 billion to the Provider Relief Fund, includes language specific to reporting requirements, and allows providers to use any reasonable method to calculate lost revenue, including the difference between such provider’s budgeted and actual revenue budget if such budget had been established and approved prior to March 27, 2020, to demonstrate entitlement for these funds. This change reverts to HHS’ previous guidance from June 2020 on how to calculate lost revenues. The Consolidated Appropriations Act, 2021 also extended the CARES Act’s sequestration suspension to March 31, 2021. On January 15, 2021, HHS announced that it would be amending the reporting timeline for Provider Relief Funds and indicated that it was working to update the Provider Relief Fund requirements to be consistent with the passage of the Consolidated Appropriations Act, 2021.

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

Reporting Period 2, for providers who received one or more payments exceeding $10,000, in the aggregate, from July 1, 2020 to December 31, 2020, was from January 1, 2022 to March 31, 2022. Reporting Period 3, for providers who received one or more payments exceeding $10,000, in the aggregate, from January 1, 2021 to June 30, 2021, was from July 1, 2022 to September 30, 2022. Reporting Period 4, for providers who received one or more payments exceeding $10,000, in the aggregate, from July 1, 2021 to December 31, 2021, was from January 1, 2023 to March 31, 2023. Reporting Period 5, for providers who received one or more payments exceeding $10,000, in the aggregate, from January 1, 2022 to June 30, 2022, opened July 1, 2023. The deadline to submit a report is September 30, 2023. Reporting Period 6, for providers who received one or more payments exceeding $10,000, in the aggregate, from July 1, 2022 to December 31, 2022, opens January 1, 2024.

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

Following prior legislation in suspending sequestration, on December 10, 2021, President Biden signed the Protecting Medicare and American Farmers from Sequester Cuts Act, which suspended the Medicare 2% sequestration reduction through March 31, 2022, and then reduced the sequestration cuts to 1% from April through June 2022. As of July 1, 2022, cuts of 2% were re-imposed.

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

The following table reflects our recent historical trends of concentration risk (gross investment, in thousands):

	6/30/23	3/31/23	12/31/22	9/30/22	6/30/22
Asset mix:
Real property	$1,421,260	$1,389,222	$1,410,705	$1,408,402	$1,409,937
Financing receivables	198,056	198,077	76,767	76,267	—
Loans receivable	476,739	457,524	393,658	386,868	383,647
Notes receivable	46,412	46,936	58,973	59,014	58,794
Unconsolidated joint ventures	19,340	19,340	19,340	19,340	19,340
Real estate investment mix:
Assisted living communities	$1,146,827	$1,113,096	$951,441	$945,552	$942,581
Skilled nursing centers	987,188	970,300	980,401	976,753	901,911
Other (1)	14,792	14,703	14,601	14,586	14,226
Under development	13,000	13,000	13,000	13,000	13,000
Operator mix:
ALG Senior	$307,891	$326,288	$192,699	$189,533	$110,075
Prestige Healthcare (1)	272,818	271,904	271,476	271,851	271,853
Encore Senior Living (2)	179,153	57,101	57,101	57,101	56,992
HMG Healthcare	176,285	176,285	175,835	174,107	175,532
Anthem Memory Care	155,867	155,629	139,176	139,176	139,176
Remaining operators (2)	1,069,793	1,123,892	1,123,156	1,118,123	1,118,090
Geographic mix:
Texas	$328,517	$328,442	$327,490	$325,380	$326,983
Michigan	281,210	280,294	280,389	280,932	280,934
North Carolina	233,301	232,841	99,646	95,456	92,639
Florida	146,019	159,461	158,892	158,175	81,525
Ohio (3)	142,206	87,693	87,569	87,543	87,543
Remaining states (3)	1,030,554	1,022,368	1,005,457	1,002,405	1,002,094
(1)	Includes three parcels of land located adjacent to properties securing the Prestige Healthcare mortgage loan and are managed by Prestige.
(2)	During the three months ended June 30, 2023, we terminated a master lease agreement and transitioned eight assisted living communities with 500 units in Illinois from a former operator to Encore Senior Living. As a result of this transaction, Encore Senior Living is a top five operator and replaced Brookdale Senior Living. Accordingly, our “Brookdale Senior Living” properties were reclassified to “Remaining States” and our “Encore Senior Living” properties were reclassified from “Remaining States” for all periods presented.
(3)	During the three months ended June 30, 2023, we invested $45,000 in a $54,134 joint venture for the purchase of an ILF/ALF/MC in Ohio. As a result of this transaction, Wisconsin is no longer a top five state under our geographic mix and is replaced by Ohio. Accordingly, our "Ohio" properties were reclassified from "Remaining States" and our "Wisconsin" properties were reclassified to "Remaining States" for all periods presented.

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

Balance Sheet Metrics

	Year to Date		Quarter Ended
	6/30/23		6/30/23			3/31/23			12/31/22			9/30/22			6/30/22
Debt to gross asset value	42.1%		42.1%		(1)	41.0%		(1)	37.4%		(5)	38.9%		(1)	37.6%
Debt to market capitalization ratio	41.1%		41.1%		(2)	38.3%		(3)	34.4%			34.4%		(2)	32.2%
Interest coverage ratio (7)	3.5	x	3.5	x		3.6	x	(4)	4.4	x	(6)	4.2	x		4.3	x
Fixed charge coverage ratio (7)	3.5	x	3.5	x		3.6	x	(4)	4.4	x	(6)	4.2	x		4.3	x
(1)	Increased due to increase in outstanding debt partially offset by increase in gross asset value.

(2)	Increased due to decrease in market capitalization and increase in outstanding debt.

(3)	Increased due to increase in outstanding debt.

(4)	Decreased due to increase in interest expense.

(5)	Decreased due to decrease in outstanding debt and increase in gross asset value.

(6)	Increased due to increase in rental income and interest income from financing receivables partially offset by an increase in interest expense.

(7)	In calculating our interest coverage and fixed charge coverage ratios above, we use EBITDAre, which is a financial measure not derived in accordance with GAAP (non-GAAP financial measure). EBITDAre is not an alternative to net income, operating income or cash flows from operating activities as calculated and presented in accordance with GAAP. You should not rely on EBITDAre as a substitute for any such GAAP financial measures or consider it in isolation, for the purpose of analyzing our financial performance, financial position or cash flows. Net income is the most directly comparable GAAP measure to EBITDAre.

	Year to Date		Quarter Ended
	6/30/23		6/30/23		3/31/23		12/31/22		9/30/22		6/30/22
Net income	$40,165		$6,604		$33,561		$18,198		$13,389		$54,490
Less/Add: (Gain)/loss on sale	(15,675)		(302)		(15,373)		(21)		387		(38,094)
Add: Impairment loss	12,510		12,076		434		2,136		1,286		—
Add: Interest expense	21,921		11,312		10,609		8,830		7,941		7,523
Add: Depreciation and amortization	18,586		9,376		9,210		9,294		9,385		9,379
EBITDAre	$77,507		$39,066		$38,441		$38,437		$32,388		$33,298
Add (less): Non-recurring one-time items	262	(1)	—		262	(1)	—		1,260	(2)	(859)	(3)
Adjusted EBITDAre	$77,769		$39,066		$38,703		$38,437		$33,648		$32,439

Interest expense	$21,921		$11,312		$10,609		$8,830		$7,941		$7,523

Interest coverage ratio	3.5	x	3.5	x	3.6	x	4.4	x	4.2	x	4.3	x

Interest expense	$21,921		$11,312		$10,609		$8,830		$7,941		$7,523
Total fixed charges	$21,921		$11,312		$10,609		$8,830		$7,941		$7,523

Fixed charge coverage ratio	3.5	x	3.5	x	3.6	x	4.4	x	4.2	x	4.3	x
(1)	Represents $1,832 provision for credit losses related to the $121,321 acquisition accounted for as a financing receivable and $61,900 of mortgage loan originations partially offset by $1,570 for the prepayment fee related to the payoff of two mezzanine loans.

(2)	Represents $500 lease termination fee paid to a former operator in exchange for cooperation in facilitating an orderly transition and $760 provision for credit losses related to the $75,825 acquisition accounted for as a financing receivable during the third quarter of 2022.

(3)	Represents the $1,181 lease termination fee received in connection with the sale of a 74-unit assisted living community partially offset by the $322 provision for credit losses related to the origination of two mortgage loans during the second quarter of 2022.

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

Operating Results (unaudited, in thousands)

	Three Months Ended
	June 30,
	2023		2022		Difference
Revenues:
Rental income	$31,537		$31,628		$(91)
Interest income from financing receivables	3,830		—		3,830	(1)
Interest income from mortgage loans	11,926		10,097		1,829	(2)
Interest and other income	953		1,299		(346)
Total revenues	48,246		43,024		5,222

Expenses:
Interest expense	11,312		7,523		(3,789)	(3)
Depreciation and amortization	9,376		9,379		3
Impairment loss	12,076		—		(12,076)	(4)
Provision for credit losses	187		305		118
Transaction costs	91		67		(24)
Property tax expense	3,187		4,019		832	(5)
General and administrative expenses	6,091		5,711		(380)
Total expenses	42,320		27,004		(15,316)

Other operating income:
Gain on sale of real estate, net	302	(6)	38,094	(7)	(37,792)
Operating income	6,228		54,114		(47,886)
Income from unconsolidated joint ventures	376		376		—
Net income	6,604		54,490		(47,886)
Income allocated to non-controlling interests	(430)		(107)		(323)
Net income attributable to LTC Properties, Inc.	6,174		54,383		(48,209)
Income allocated to participating securities	(146)		(318)		172
Net income available to common stockholders	$6,028		$54,065		$(48,037)
(1)	Represents the revenue from the acquisition of 11 ALFs and MCs located in North Carolina for $121,321 during the first quarter of 2023 and the acquisition of three SNFs located in Florida for $75,825 during the third quarter of 2022. In accordance with ASC 842, these transactions are accounted as financing receivables. See Note 2. Real Estate Investments within our consolidated financial statements for more information.

(2)	Increased primarily due to mortgage loan originations during the second quarter of 2022 and the first quarter of 2023.

(3)	Increased primarily due to higher outstanding balance and higher interest rates on our revolving line of credit and the issuance of $75,000 senior unsecured notes during the second quarter of 2022.

(4)	Represents aggregate impairment loss of $12,076 related to two ALFs. See Note 2. Real Estate Investments within our consolidated financial statements for more information.

(5)	Decreased primarily due to property tax reassessment and properties sold partially offset by the acquisitions.

(6)	Represents the gain on sale related to two ALFs located in Florida and New Jersey during the second quarter of 2023.

(7)	Represents the net gain on sale of $38,052 related to a SNF located in California and three ALFs located in Virginia and California during the second quarter of 2022 and quarterly reassessment of prior years’ sale holdbacks.

	Six Months Ended
	June 30,
	2023		2022		Difference
Revenues:
Rental income	$63,272		$61,952		$1,320	(1)
Interest income from financing receivable	7,581		—		7,581	(2)
Interest income from mortgage loans	23,170		19,733		3,437	(3)
Interest and other income	3,723		2,126		1,597	(4)
Total revenues	97,746		83,811		13,935

Expenses:
Interest expense	21,921		14,666		(7,255)	(5)
Depreciation and amortization	18,586		18,817		231
Impairment loss	12,510		—		(12,510)	(6)
Provision for credit losses	1,918		659		(1,259)	(7)
Transaction costs	208		99		(109)
Property tax expense	6,480		8,001		1,521	(8)
General and administrative expenses	12,385		11,519		(866)	(9)
Total expenses	74,008		53,761		(20,247)

Other operating income:
Gain on sale of real estate, net	15,675	(10)	38,196	(11)	(22,521)
Operating income	39,413		68,246		(28,833)
Income from unconsolidated joint ventures	752		751		1
Net income	40,165		68,997		(28,832)
Income allocated to non-controlling interests	(857)		(202)		(655)
Net income attributable to LTC Properties, Inc.	39,308		68,795		(29,487)
Income allocated to participating securities	(293)		(407)		114
Net income available to common stockholders	$39,015		$68,388		$(29,373)
(1)	Increased primarily due to rental income from acquisitions, rent received from transitioned portfolios, completed development projects and annual rent escalations partially offset by sold properties and decrease in property tax revenue.

(2)	Represents the revenue from the acquisition of 11 ALFs and MCs located in North Carolina for $121,321 during the first quarter of 2023 and the acquisition of three SNFs located in Florida for $75,825 during the third quarter of 2022. In accordance with ASC 842, these transactions are accounted as financing receivables. See Note 2. Real Estate Investments within our consolidated financial statements for more information.

(3)	Increased primarily due to mortgage loan originations during the second quarter of 2022 and the first quarter of 2023.

(4)	Increased primarily due to the prepayment fees received in connection with the payoff of two mezzanine loans during the first quarter of 2023 and a mezzanine loan origination during the first quarter of 2022 partially offset by lower income from loan payoffs.

(5)	Increased primarily due to higher outstanding balance and higher interest rates on our revolving line of credit and the issuance of $75,000 senior unsecured notes during the second quarter of 2022.

(6)	Represents $434 impairment loss related to a 70-unit ALF located in Florida that was sold during 2023. Additionally, represents aggregate impairment loss of $12,076 related to two ALFs. See Note 2. Real Estate Investments within our consolidated financial statements for more information.

(7)	Increased primarily due to more originations during the six months ended June 30, 2023 compared to six months ended June 30, 2022.

(8)	Decreased primarily due to property tax reassessment and properties sold partially offset by the acquisitions.

(9)	Increased due to higher non-cash compensation charges and increases in overall costs due to inflationary pressures and the timing of certain expenditures.

(10)	Represents the net gain on sale related to three ALFs located in Kentucky, Florida and New Jersey and two SNFs in New Mexico during 2023.

(11)	Represents the net gain on sale of $38,052 related to a SNF located in California and three ALFs located in Virginia and California during the second quarter of 2022 and quarterly reassessment of prior years’ sale holdbacks.

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

The following table reconciles GAAP net income available to common stockholders to NAREIT FFO available to common stockholders (unaudited, amounts in thousands, except per share amounts):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2023		2022		2023		2022
GAAP net income available to common stockholders	$6,028		$54,065		$39,015		$68,388
Add: Depreciation and amortization	9,376		9,379		18,586		18,817
Add: Impairment loss	12,076		—		12,510		—
Less: Gain on sale of real estate, net	(302)		(38,094)		(15,675)		(38,196)
NAREIT FFO attributable to common stockholders	$27,178		$25,350		$54,436		$49,009
NAREIT FFO attributable to common stockholders per share:
Basic	$0.66		$0.64		$1.32		$1.25
Diluted	$0.66		$0.64		$1.32		$1.24
Weighted average shares used to calculate NAREIT FFO per share:
Basic	41,145		39,492		41,113		39,347
Diluted	41,489	(1)	39,665	(2)	41,454	(1)	39,520	(2)
(1)	Includes the effect of performance-based stock units and participating securities.

(2)	Includes the effect of performance-based stock units.

Liquidity and Capital Resources

Sources and Uses of Cash

As of June 30, 2023, we had a total of $7.0 million of cash and cash equivalents, $73.7 million available under our unsecured revolving line of credit and the potential ability to access the capital markets through the issuance of $128.8 million of common stock under our Equity Distribution Agreements. Furthermore, we have the ability to access the capital markets through the issuance of debt and/or equity securities under an automatic shelf registration statement.

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

The operating results of the facilities will be impacted by various factors over which the operators/owners may have no control. Those factors include, without limitation, the health of the economy, inflation pressures, employee availability and cost, changes in supply of or demand for competing seniors housing and health care facilities, competition from home health providers, ability to control other rising operating costs, the potential for significant reforms in the health care industry including state and federal reimbursement programs, and the ongoing impact of COVID-19. Prestige is our largest operator based upon revenues and assets representing 16.7% of our total revenues and 14.3% of our total assets as of June 30, 2023. During the second quarter of 2023, we agreed to defer up to $1.5 million, or up to $0.3 million per month for May through September 2023, in interest payments due on one of Prestige’s mortgage loans secured by 15 skilled nursing centers. We deferred $0.6 million in interest payments during the second quarter of 2023 and deferred $0.3 million in interest payments in July 2023. Medicaid rates are expected to increase effective October 1st and retroactive rate settlements related to prior years are expected to be paid in fourth quarter of 2023 and fourth quarter of 2024. Our financial position and ability to make distributions may be adversely affected if Prestige faces financial difficulties, including bankruptcy, inability to emerge from bankruptcy, insolvency or a general downturn in its business.

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

	Six Months Ended June 30,		Change
Cash provided by (used in):	2023	2022	$
Operating activities	$46,534	$48,444	$(1,910)
Investing activities	(187,401)	(45,816)	(141,585)
Financing activities	137,514	(1,388)	138,902
(Decrease) increase in cash and cash equivalents	(3,353)	1,240	(4,593)
Cash and cash equivalents, beginning of period	10,379	5,161	5,218
Cash and cash equivalents, end of period	$7,026	$6,401	$625

Debt Obligations

Unsecured Credit Facility. We have an unsecured credit agreement (the “Credit Agreement”) that provides for an aggregate commitment of the lenders of up to $500.0 million comprising of a $400.0 million revolving credit facility (the “Revolving Line of Credit”) and two $50.0 million term loans (the “Term Loans”). The Credit Agreement permits us to request increases to the Revolving Line of Credit and Term Loans commitments up to a total of $1.0 billion. The Revolving Line of Credit matures November 19, 2025 and provides for a one-year extension option at our discretion, subject to customary conditions. The Term Loans mature on November 19, 2025 and November 19, 2026. During 2022, we entered into the First Amendment to the Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”) to replace London Interbank Offered Rate (“LIBOR”) with the Secured Overnight Financing Rate (“SOFR”), plus a credit spread adjustment of 10 basis points, (“Adjusted SOFR”) as the reference rate for purpose of calculating interest under the Amended Credit Agreement. Other material terms of the Credit Agreement remain unchanged. Based on our leverage at June 30, 2023, the facility provides for interest annually at Adjusted SOFR plus 120 basis points and a facility fee of 20 basis points and the Term Loans provide for interest annually at Adjusted SOFR plus 140 basis points.

Interest Rate Swap Agreements. In connection with entering into the Term Loans as described above, we entered into two receive variable/pay fixed interest rate swap agreements (the “Interest Rate Swaps”) with maturities of November 19, 2025 and November 19, 2026, respectively, that will effectively lock-in the forecasted interest payments on the Term Loans’ borrowings over their four and five year terms of the loans. The Interest Rate Swaps are considered cash flow hedges and are recorded on our Consolidated Balance Sheets at fair value, with changes in the fair value of these instruments recognized in Accumulated other comprehensive income (loss) on our Consolidated Balance Sheets. In connection with entering into the Amended Credit Agreement discussed above, we entered into amendments to our

Interest Rate Swaps to account for SOFR as the updated reference rate in the Amended Credit Agreement. During the six months ended June 30, 2023, we recorded a $0.2 million decrease in fair value of Interest Rate Swaps.

As of June 30, 2023, the terms of the Interest Rate Swaps are as follows (dollar amounts in thousands):

				Notional	Fair Value at
Date Entered	Maturity Date	Swap Rate	Rate Index	Amount	June 30, 2023
November 2021	November 19, 2025	2.62%	1-month SOFR	$50,000	$3,895
November 2021	November 19, 2026	2.76%	1-month SOFR	50,000	4,673
				$100,000	$8,568

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

At June 30, 2023, we were in compliance with all applicable financial covenants. These debt obligations also contain additional customary covenants and events of default that are subject to a number of important and significant limitations, qualifications and exceptions.

The debt obligations by component as of June 30, 2023 are as follows (dollar amounts in thousands):

	Applicable		Available
	Interest	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing
Revolving line of credit	6.35%	$326,350	$73,650
Term loans, net of debt issue costs	2.69%	99,583	—
Senior unsecured notes, net of debt issue costs	4.24%	527,456	—
Total	4.80%	$953,389	$73,650
(1)	Represents weighted average of interest rate as of June 30, 2023.

During the six months ended June 30, 2023, our debt borrowings and repayments were as follows (in thousands):

Debt Obligations	Borrowings	Repayments
Revolving line of credit (1)	$224,950	$(28,600)
Senior unsecured notes (2)	—	(11,000)
Total	$224,950	$(39,600)
(1)	Subsequent to June 30, 2023, we borrowed $34,000 under our Revolving Line of Credit. Accordingly, we have $360,350 outstanding and $39,650 available for borrowing under our Revolving Line of Credit.

(2)	Subsequent to June 30, 2023, we paid $17,160 in regular scheduled principal payments under our senior unsecured notes. Accordingly, we have $510, 296 outstanding under our senior unsecured notes.

Equity

At June 30, 2023, we had 41,408,693 shares of common stock outstanding, equity on our balance sheet totaled $859.6 million and our equity securities had a market value of $1.4 billion. During the six months ended June 30, 2023, we declared and paid $47.2 million of cash dividends.

During the six months ended June 30, 2023, we acquired 43,933 shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

Subsequent to June 30, 2023, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of July, August and September 2023, payable on July 31, August 31, and September 29, 2023, respectively, to stockholders of record on July 21, August 23, and September 21, 2023, respectively.

At-The-Market Program. We have separate equity distribution agreements (collectively, “Equity Distribution Agreements”) to offer and sell, from time to time, up to $200.0 million in aggregate offering price of shares of our common stock. During the six months ended June 30, 2023, we sold 48,500 shares of common stock for $1.8 million in net proceeds under our Equity Distribution Agreements. In conjunction with the sale of common stock, we incurred $80,000 of costs associated with this agreement which have been recorded in additional paid in capital as a reduction of proceeds received. Accordingly, we have $128.8 million available under the Equity Distribution Agreements.

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

During the six months ended June 30, 2023, we awarded restricted stock and performance-based stock units as follows:

No. of	Price per
Shares	Share	Award Type	Vesting Period
127,960	$37.16	Restricted stock	ratably over 3 years
86,867	$37.16	Performance-based stock units	TSR targets (1)
15,060	$31.54	Restricted stock	May 24,2024
229,887
(1)	Vesting is based on achieving certain total shareholder return (“TSR”) targets in 4 years with an acceleration opportunity in 3 years.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the six months ended June 30, 2023. For additional information, refer to Item 7A as presented in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). As of the end of the period covered by this report based on such evaluation our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2023, we did not make any unregistered sales of equity securities.

During the three months ended June 30, 2023, we acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations. The average prices paid per share for each month in the quarter ended June 30, 2023 are as follows:

Total Number
			of Shares	Maximum
			Purchased as	Number of
		Average	Part of	Shares that May
	Total Number	Price	Publicly	Yet Be
	of Shares	Paid per	Announced	Purchased
Period	Purchased	Share	Plan	Under the Plan
April 1 - April 30, 2023	—	$—	—	—
May 1 - May 31, 2023	2,583	$31.34	—	—
June 1 - June 30, 2023	—	$—	—	—
Total	2,583		—	—

Item 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2023, no director or officer of our company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K.

In January 2023, prior to the February 27, 2023 effective date of amendments to Rule 10b5-1 under the Securities Exchange Act of 1934, our company’s Co-President and Chief Investment Officer, Clint Malin, adopted a Rule 10b5-1 trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 12,931 shares of LTC common stock until February 29, 2024.

Changes in Procedures for Director Nominations by Security Holders

On May 24, 2023, the Board of Directors of LTC approved an amendment and restatement of our company’s Bylaws to among other things:

●	revise the advance notice provisions for stockholder nominations to require certain additional disclosures with respect to any such stockholder, the stockholder’s nominee(s), and any other person related to the stockholder’s solicitation of proxies;
●	incorporate Rule 14a-19 (the universal proxy rule) into the advance notice provisions applicable to stockholder nominations, including to add a requirement for the stockholder submitting a notice of nomination to make a representation as to whether the stockholder intends to solicit proxies in support of any nominee other than the Board of Directors’ nominee(s) in accordance with Rule 14a-19, and, on request of LTC, to provide reasonable evidence that certain requirements of such rule have been satisfied; and
●	change the deadline for stockholders to submit notice to LTC of nominations to be not less than 120 days nor more than 150 days prior to the anniversary date of the last annual meeting of stockholders.

The foregoing description of the amendments to our company’s Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Bylaws, as so amended and restated, a copy of which is filed herewith as Exhibit 3.2 and incorporated herein by reference.

Item 6. EXHIBITS

3.1	LTC Properties, Inc. Articles of Restatement (incorporated by reference to Exhibit 3.1.2 to the registrant’s Current Report on Form 8-K filed June 6, 2016)

3.2	Bylaws of LTC Properties, Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed May 26, 2023)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC.
Registrant

Dated: July 27, 2023	By:	/s/ Caroline Chikhale
Caroline Chikhale
Executive Vice President, Chief Accounting Officer and Treasurer
(Principal Accounting Officer)