Form 10-Q
period 2023-09-30
LTC PROPERTIES INC
filed 2023-10-26
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Yes ☐ No ☑

The number of shares of common stock outstanding on October 19, 2023 was 41,411,693.

LTC PROPERTIES, INC.

FORM 10-Q

September 30, 2023

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share)

	September 30, 2023	December 31, 2022
	(unaudited)	(audited)
ASSETS
Investments:
Land	$123,919	$124,665
Buildings and improvements	1,260,891	1,273,025
Accumulated depreciation and amortization	(386,483)	(389,182)
Operating real estate property, net	998,327	1,008,508
Properties held-for-sale, net of accumulated depreciation: 2023—$11,590; 2022—$2,305	9,448	10,710
Real property investments, net	1,007,775	1,019,218
Financing receivables, net of credit loss reserve: 2023—$1,981; 2022—$768	196,053	75,999
Mortgage loans receivable, net of credit loss reserve: 2023—$4,777; 2022—$3,930	473,567	389,728
Real estate investments, net	1,677,395	1,484,945
Notes receivable, net of credit loss reserve: 2023—$637; 2022—$589	63,056	58,383
Investments in unconsolidated joint ventures	19,340	19,340
Investments, net	1,759,791	1,562,668

Other assets:
Cash and cash equivalents	11,302	10,379
Debt issue costs related to revolving line of credit	1,719	2,321
Interest receivable	54,605	46,000
Straight-line rent receivable	20,068	21,847
Lease incentives	2,193	1,789
Prepaid expenses and other assets	18,185	11,099
Total assets	$1,867,863	$1,656,103
LIABILITIES
Revolving line of credit	$362,250	$130,000
Term loans, net of debt issue costs: 2023—$380; 2022—$489	99,620	99,511
Senior unsecured notes, net of debt issue costs: 2023—$1,307; 2022—$1,477	494,353	538,343
Accrued interest	3,893	5,234
Accrued expenses and other liabilities	47,364	32,708
Total liabilities	1,007,480	805,796
EQUITY
Stockholders’ equity:
Common stock: $0.01 par value; 60,000 shares authorized; shares issued and outstanding: 2023—41,412; 2022—41,262	413	412
Capital in excess of par value	937,550	931,124
Cumulative net income	1,606,165	1,544,660
Accumulated other comprehensive income	8,596	8,719
Cumulative distributions	(1,727,315)	(1,656,548)
Total LTC Properties, Inc. stockholders’ equity	825,409	828,367
Non-controlling interests	34,974	21,940
Total equity	860,383	850,307
Total liabilities and equity	$1,867,863	$1,656,103

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Rental income	$31,589	$31,585	$94,861	$93,537
Interest income from financing receivables	3,832	357	11,413	357
Interest income from mortgage loans	12,247	10,379	35,417	30,112
Interest and other income	1,635	1,182	5,358	3,308
Total revenues	49,303	43,503	147,049	127,314
Expenses:
Interest expense	12,674	7,941	34,595	22,607
Depreciation and amortization	9,499	9,385	28,085	28,202
Impairment loss	—	1,286	12,510	1,286
Provision for credit losses	189	795	2,107	1,454
Transaction costs	329	629	537	728
Property tax expense	3,271	4,179	9,751	12,180
General and administrative expenses	5,959	5,888	18,344	17,407
Total expenses	31,921	30,103	105,929	83,864
Other operating income:
Gain (loss) on sale of real estate, net	4,870	(387)	20,545	37,809
Operating income	22,252	13,013	61,665	81,259
Income from unconsolidated joint ventures	375	376	1,127	1,127
Net income	22,627	13,389	62,792	82,386
Income allocated to non-controlling interests	(430)	(99)	(1,287)	(301)
Net income attributable to LTC Properties, Inc.	22,197	13,290	61,505	82,085
Income allocated to participating securities	(147)	(131)	(440)	(481)
Net income available to common stockholders	$22,050	$13,159	$61,065	$81,604

Earnings per common share:
Basic	$0.54	$0.33	$1.48	$2.06
Diluted	$0.54	$0.32	$1.48	$2.04

Weighted average shares used to calculate earnings per common share:
Basic	41,153	40,270	41,127	39,658
Diluted	41,211	40,552	41,185	39,939

Dividends declared and paid per common share	$0.57	$0.57	$1.71	$1.71

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$22,627	$13,389	$62,792	$82,386
Unrealized gain on cash flow hedges before reclassification	1,034	3,501	2,629	9,361
(Gains) losses reclassified from accumulated other comprehensive income to interest expense	(1,006)	(195)	(2,752)	256
Comprehensive income	22,655	16,695	62,669	92,003
Less: Comprehensive income allocated to non-controlling interests	(430)	(99)	(1,287)	(301)
Comprehensive income attributable to LTC Properties, Inc.	$22,225	$16,596	$61,382	$91,702

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

			Capital in	Cumulative			Total	Non-
	Common Stock		Excess of	Net	Accumulated	Cumulative	Stockholder's	Controlling	Total
	Shares	Amount	Par Value	Income	OCI	Distributions	Equity	Interests	Equity
Balance—December 31, 2021	39,374	$394	$856,895	$1,444,636	$(172)	$(1,565,039)	$736,714	$8,413	$745,127
Common Stock cash distributions ($0.57 per share)	—	—	—	—	—	(22,480)	(22,480)	—	(22,480)
Stock-based compensation expense	—	—	1,925	—	—	—	1,925	—	1,925
Net income	—	—	—	14,412	—	—	14,412	95	14,507
Cash paid for taxes in lieu of common shares	(37)	—	(1,255)	—	—	—	(1,255)	—	(1,255)
Non-controlling interest distributions	—	—	—	—	—	—	—	(95)	(95)
Fair market valuation adjustment for interest rate swap	—	—	—	—	4,876	—	4,876	—	4,876
Other	123	1	(7)	—	—	—	(6)	—	(6)
Balance—March 31, 2022	39,460	$395	$857,558	$1,459,048	$4,704	$(1,587,519)	$734,186	$8,413	$742,599
Issuance of common stock	910	9	33,684	—	—	-	33,693	—	33,693
Common Stock cash distributions ($0.57 per share)	—	—	—	—	—	(22,635)	(22,635)	—	(22,635)
Stock-based compensation expense	—	—	2,012	—	—	—	2,012	—	2,012
Net income	—	—	—	54,383	—	—	54,383	107	54,490
Cash paid for taxes in lieu of common shares	(2)	—	(100)	—	—	—	(100)	—	(100)
Non-controlling interest distributions	—	—	—	—	—	—	—	(998)	(998)
Fair market valuation adjustment for interest rate swap	—	—	—	—	1,435	—	1,435	—	1,435
Other	12	—	—	—	—	—	—	—	—
Balance—June 30, 2022	40,380	$404	$893,154	$1,513,431	$6,139	$(1,610,154)	$802,974	$7,522	$810,496
Issuance of common stock	125	—	4,753	—	—	-	4,753	—	4,753
Common Stock cash distributions ($0.57 per share)	—	—	—	—	—	(23,087)	(23,087)	—	(23,087)
Stock-based compensation expense	—	—	2,014	—	—	—	2,014	—	2,014
Net income	—	—	—	13,290	—	—	13,290	99	13,389
Cash paid for taxes in lieu of common shares	—	—	-	—	—	—	-	—	-
Non-controlling interest contributions	—	—	-	—	—	—	-	14,375	14,375
Non-controlling interest distributions	—	—	—	—	—	—	—	(77)	(77)
Fair market valuation adjustment for interest rate swap	—	—	—	—	3,306	—	3,306	—	3,306
Balance—September 30, 2022	40,505	$404	$899,921	$1,526,721	$9,445	$(1,633,241)	$803,250	$21,919	$825,169

Balance—December 31, 2022	41,262	$412	$931,124	$1,544,660	$8,719	$(1,656,548)	$828,367	$21,940	$850,307
Issuance of common stock	48	—	1,697	—	—	—	1,697	—	1,697
Issuance of restricted stock	128	1	(1)	—	—	—	—	—	—
Common Stock cash distributions ($0.57 per share)	—	—	—	—	—	(23,563)	(23,563)	—	(23,563)
Stock-based compensation expense	—	—	2,088	—	—	—	2,088	—	2,088
Net income	—	—	—	33,134	—	—	33,134	427	33,561
Cash paid for taxes in lieu of common shares	(41)	—	(1,538)	—	—	—	(1,538)	—	(1,538)
Non-controlling interest contributions	—	—	—	—	—	—	—	3,831	3,831
Non-controlling interest distributions	—	—	—	—	—	—	—	(406)	(406)
Fair market valuation adjustment for interest rate swap	—	—	—	—	(1,362)	—	(1,362)	—	(1,362)
Other	(1)	—	—	—	—	—	—	—	—
Balance—March 31, 2023	41,396	$413	$933,370	$1,577,794	$7,357	$(1,680,111)	$838,823	$25,792	$864,615
Issuance of restricted stock	15	—	—	—	—	—	—	—	—
Common Stock cash distributions ($0.57 per share)	—	—	—	—	—	(23,599)	(23,599)	—	(23,599)
Stock-based compensation expense	—	—	2,138	—	—	—	2,138	—	2,138
Net income	—	—	—	6,174	—	—	6,174	430	6,604
Cash paid for taxes in lieu of common shares	(2)	—	(81)	—	—	—	(81)	—	(81)
Non-controlling interest contributions	—	—	—	—	—	—	—	9,133	9,133
Non-controlling interest distributions	—	—	—	—	—	—	—	(406)	(406)
Fair market valuation adjustment for interest rate swap	—	—	—	—	1,211	—	1,211	—	1,211
Balance—June 30, 2023	41,409	$413	$935,427	$1,583,968	$8,568	$(1,703,710)	$824,666	$34,949	$859,615
Issuance of restricted stock	3	—	—	—	—	—	—	—	—
Common Stock cash distributions ($0.57 per share)	—	—	—	—	—	(23,605)	(23,605)	—	(23,605)
Stock-based compensation expense	—	—	2,123	—	—	—	2,123	—	2,123
Net income	—	—	—	22,197	—	—	22,197	430	22,627
Non-controlling interest distributions	—	—	—	—	—	—	—	(405)	(405)
Fair market valuation adjustment for interest rate swap	—	—	—	—	28	—	28	—	28
Balance—September 30, 2023	41,412	$413	$937,550	$1,606,165	$8,596	$(1,727,315)	$825,409	$34,974	$860,383

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES:
Net income	$62,792	$82,386
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,085	28,202
Stock-based compensation expense	6,349	5,951
Impairment loss	12,510	1,286
Gain on sale of real estate, net	(20,545)	(37,809)
Income from unconsolidated joint ventures	(1,127)	(1,127)
Income distributions from unconsolidated joint ventures	—	351
Straight-line rental adjustment	1,635	963
Exchange of prepayment fee for participating interest in mortgage loan	(1,380)	—
Adjustment for collectability of lease incentives and rental income	26	256
Amortization of lease incentives	584	665
Provision for credit losses	2,107	1,454
Application of interest reserve	(1,788)	(4,348)
Amortization of debt issue costs	900	841
Other non-cash items, net	71	(170)
Change in operating assets and liabilities
Lease incentives funded	(1,023)	(418)
Increase in interest receivable	(8,605)	(4,768)
Decrease in accrued interest payable	(1,341)	(625)
Net change in other assets and liabilities	(318)	(318)
Net cash provided by operating activities	78,932	72,772
INVESTING ACTIVITIES:
Investment in real estate properties	(43,759)	(51,815)
Investment in real estate developments	—	(105)
Investment in real estate capital improvements	(5,053)	(4,555)
Proceeds from sale of real estate, net	51,410	72,628
Investment in financing receivable	(112,712)	(61,661)
Investment in real estate mortgage loans receivable	(72,260)	(35,234)
Principal payments received on mortgage loans receivable	301	625
Advances and originations under notes receivable	(19,258)	(37,008)
Principal payments received on notes receivable	7,077	6,618
Net cash used in investing activities	(194,254)	(110,507)
FINANCING ACTIVITIES:
Borrowings from revolving line of credit	274,450	194,000
Repayment of revolving line of credit	(42,200)	(153,900)
Proceeds from issuance of senior unsecured notes	—	75,000
Principal payments on senior unsecured notes	(44,160)	(43,160)
Proceeds from common stock issued	1,777	38,957
Distributions paid to stockholders	(70,767)	(68,202)
Contribution from non-controlling interests	—	50
Distributions paid to non-controlling interests	(1,217)	(1,170)
Financing costs paid	(19)	(1,162)
Cash paid for taxes in lieu of shares upon vesting of restricted stock	(1,619)	(1,355)
Other	—	(6)
Net cash provided by financing activities	116,245	39,052
Increase in cash and cash equivalents	923	1,317
Cash and cash equivalents, beginning of period	10,379	5,161
Cash and cash equivalents, end of period	$11,302	$6,478

Supplemental disclosure of cash flow information:
Interest paid	$35,036	$22,391
Non-cash investing and financing transactions:
Contribution from non-controlling interest	$12,965	$14,325
Exchange of mezzanine loan and related prepayment fee for participating interest in mortgage loan	$(8,841)	$—
Reserves withheld at financing and mortgage loan receivable origination	$(5,147)	$—
Accretion of interest reserve recorded as mortgage loan receivable	$1,788	$4,348
(Decrease) increase in fair value of interest rate swap agreements	$(123)	$9,617
Mortgage loan receivable reserve withheld at origination	$1,506	$102

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

We have prepared consolidated financial statements included herein without audit and in the opinion of management have included all adjustments necessary for a fair presentation of the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to rules and regulations governing the presentation of interim financial statements. The accompanying consolidated financial statements include the accounts of our company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2023 and 2022 are not necessarily indicative of the results for a full year.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table summarizes our investments in owned properties at September 30, 2023 (dollar amounts in thousands):

						Average
		Percentage	Number	Number of		Investment
	Gross	of	of	SNF	ALF	per
Type of Property	Investment	Investment	Properties (1)	Beds	Units	Bed/Unit
Assisted Living	$800,963	57.0%	92	—	5,323	$150.47
Skilled Nursing	592,880	42.1%	50	6,113	236	$93.38
Other (2)	12,005	0.9%	1	118	—	—
Total	$1,405,848	100.0%	143	6,231	5,559
(1)	We own properties in 24 states that are leased to 22 different operators.

(2)	Includes three parcels of land held-for-use, and one behavioral health care hospital.

Many of our existing leases contain renewal options that, if exercised, could result in the amount of rent payable upon renewal being greater or less than that currently being paid.

During 2023, Brookdale Senior Living Communities, Inc. (“Brookdale”) elected not to exercise its renewal option under a master lease that matures on December 31, 2023. We re-leased 10 of the 35 properties in the existing Brookdale portfolio to Brookdale under a new master lease. This new master lease includes six properties in Colorado and four in Kansas. The six-year master lease will commence on January 1, 2024. Rent in the first lease year is set at $8,000,000 escalating by approximately 2.0% annually. The lease includes a purchase option that can be exercised in 2029. We also agreed to fund $4,500,000 for capital expenditures for the first two years of the lease at an initial rate of 8.0%, escalating by approximately 2.0% annually thereafter. Subsequent to September 30, 2023, we added seven additional properties to the new Brookdale master lease commencing on January 1, 2024. One property is located in Ohio with 42 assisted living units and six are located in Texas with 235 assisted living units. These properties are currently included in the original Brookdale master lease. As a result of this amendment, Brookdale will operate 17 properties under the new master lease with the initial annual rent of $9,325,000 and the capital expenditure commitment will be $7,150,000. Additionally, the new master lease provides Brookdale with a purchase option on these seven properties. Also, subsequent to September 30, 2023, we leased six assisted living communities located in Oklahoma, with a total of 219 units, to a current LTC operator under a new master lease, expected to commence on November 1, subject to the issuance of licensure to the new operator. These properties are currently included in the original Brookdale master lease. The lease term is for three years, with one four-year extension period. Rent in the first year is set at $960,000, increasing to $984,000 in the second year and $1,150,000 in the third year. This master lease includes a purchase option that can be exercised starting in November 2027 through October 2029 if the lessee exercises its four-year extension option. Also, we entered into agreements to sell seven assisted living communities in the existing Brookdale portfolio. These properties were classified as held-for-sale as of September 30, 2023.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

provides the lessee with a purchase option available through December 31, 2024. The centers have a total of 141 beds and are located in Tennessee.

During 2023, we transitioned a portfolio of eight assisted living communities with 500 units in Illinois, Ohio and Michigan to Encore Senior Living (“Encore”). We agreed to provide assistance in the second quarter of 2023 to the former operator of this portfolio and as part of the transition, we received repayment of $1,250,000 of deferred rent which represents $934,000 of April and May 2023 deferred rent and $316,000 of unrecorded deferred rent provided in 2022. Cash rent under the new two-year lease with Encore is based on mutually agreed upon fair market rent beginning in September 2023.

We monitor the collectability of our receivable balances, including deferred rent receivable balances, on an ongoing basis. We write-off uncollectible operator receivable balances, including straight- line rent receivable and lease incentives balances, as a reduction to rental income in the period such balances are no longer probable of being collected. Therefore, recognition of rental income is limited to the lesser of the amount of cash collected or rental income reflected on a “straight-line” basis for those customer receivable balances deemed uncollectible. We wrote-off straight-line rent receivable and lease incentives balances of $26,000 and $256,000 for the nine months ended September 30, 2023 and 2022, respectively, as a result of property sales and lease terminations.

We continue to take into account the current financial condition of our operators, including consideration of the pace of recovery from the impact of COVID-19, and inflation on the financial performance of our operators in our estimation of uncollectible accounts and deferred rents receivable at September 30, 2023. We are closely monitoring the collectability of such rents and will adjust future estimations as appropriate as further information becomes known.

The following table summarizes components of our rental income for the nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
Rental Income	2023		2022		2023		2022
Contractual cash rental income	$29,121	(1)	$28,180		$87,260	(1)	$83,203
Variable cash rental income	3,386	(2)	4,160	(2)	9,846	(2)	12,218	(2)
Straight-line rent	(747)	(3)	(436)		(1,635)	(3)	(963)
Adjustment for collectability of lease incentives and rental income	—		(83)	(4)	(26)		(256)	(5)
Amortization of lease incentives	(171)		(236)		(584)		(665)
Total	$31,589		$31,585		$94,861		$93,537
(1)	Increased primarily due to rental income from acquisitions and transitioned portfolios, repayment of deferred rent and annual rent escalations, partially offset by sold properties.

(2)	The variable rental income for the three and nine months ended September 30, 2023 and the three and nine months ended September 30, 2022, primarily includes reimbursement of real estate taxes of our lessees. Decreased primarily due to property tax reassessment and sold properties partially offset by acquisitions.

(3)	Decreased primarily due to deferred rent repayment and normal amortization.

(4)	Represents lease incentive balances write-off related to two properties that were transitioned to another operator in our portfolio.

(5)	Represents a lease incentive balance write-off related to a closed property and subsequent lease termination and (4) above.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Some of our lease agreements provide purchase options allowing the lessees to purchase the properties they currently lease from us. The following table summarizes information about purchase options included in our lease agreements (dollar amounts in thousands):

	Type	Number
	of	of	Gross	Net Book	Option
State	Property	Properties	Investments	Value	Window
California	ALF/MC	2	$38,895	$33,013	2023-2029
Florida	MC	1	7,680	4,681	2029	(1)
Florida	SNF	3	76,712	76,712	2025-2027	(2)
North Carolina	ALF/MC	11	121,321	121,321	2025-2028	(3)
Ohio	MC	1	16,161	13,598	2024-2025
Ohio	ILF/ALF/MC	1	54,714	53,990	2025-2027
South Carolina	ALF/MC	1	11,680	8,619	2029
Tennessee	SNF	2	5,275	2,298	2023-2024
Texas	SNF	4	52,426	50,438	2027-2029	(4)
Total			$384,864	$364,670
(1)	During 2023, we recorded an impairment loss of $7,522. See Impairment Loss below for more information.

(2)	During 2022, we entered into a joint venture (“JV”) to purchase three skilled nursing centers with a total of 299 beds. The JV leased the properties under a 10-year master lease. For more information regarding this transaction see Financing Receivables below.

(3)	During 2023, we entered into a JV that purchased 11 ALFs and MCs with a total of 523 units and leased the communities under a 10-year master lease. The master lease provides the operator with the option to buy up to 50% of the properties at the beginning of the third lease year, and the remaining properties at the beginning of the fourth lease year through the end of the sixth lease year, with an exit IRR of 9.0% on any portion of the properties being purchased. For more information regarding this transaction see Financing Receivables below.

(4)	During 2022, we purchased four skilled nursing centers and leased these properties under a 10-year lease with an existing operator. The lease allows the operator to elect either an earn-out payment or purchase option. If neither option is elected within the timeframe defined in the lease, both elections are terminated. For more information regarding the earn-out see Note 8. Commitments and Contingencies.

Impairment Loss. In conjunction with the planned sale of a 70-unit assisted living community located in Florida, we recorded a $434,000 impairment loss during the three months ended March 31, 2023 and a $1,222,000 impairment loss during the fourth quarter of 2022. During the second quarter of 2023, the community was sold for $4,850,000. Additionally, during 2023, we performed a recoverability analysis on the carrying value of two assisted living communities that we are negotiating to sell and concluded that their carrying value may not be recoverable through future undiscounted cash flows. Accordingly, we recorded an aggregate impairment loss of $12,076,000 during the second quarter of 2023. As of September 30, 2023, we do not believe these communities meet the criteria to be classified as held-for-sale.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Properties Held -for-Sale. The following summarizes our held-for-sale properties as of September 30, 2023 (dollar amounts in thousands):

	Type	Number	Number
	of	of	of	Gross	Accumulated
State	Property	Properties	Beds/units	Investment	Depreciation
FL	ALF	4	176	$12,215	$7,213
SC	ALF	3	128	8,823	4,377
		7	304	$21,038	$11,590

Acquisitions. The following table summarizes our acquisitions for the nine months ended September 30, 2023 and 2022 (dollar amounts in thousands):

		Cash		Non-				Number	Number
		Paid at	Assumed	Controlling	Transaction	Assets		of	of
Year	Type of Property	Acquisition	Liabilities	Interest	Costs	Acquired		Properties	Beds/Units
2023	ALF (1)	$43,759	$9,767	$9,133	$363	$63,022	(2)	1	242

2022	SNF (3)	$51,815	$—	$—	$—	$51,815		4	339
(1)	We entered into a $54,134 Joint Venture (“JV”) and contributed $45,000 into the JV that purchased an ILF/ALF/MC in Ohio. Under the JV agreement, the seller, our JV partner, has the option to purchase the campus between the third and fourth lease years for LTC’s allocation of the JV investment plus an IRR of 9.75%. The campus was leased to Encore Senior Living (“Encore”) under a 10-year term with an initial yield of 8.25% on LTC’s allocation of the JV investment. LTC committed to fund $2,100 of lease incentives under the Encore lease of which $1,004 has been funded.

(2)	Includes $8,309 tax abatement intangible included in the Prepaid expenses and other assets line item in our Consolidated Balance Sheets.

(3)	The properties are located in Texas and are leased to an affiliate of an existing operator under a 10-year lease with two 5-year renewal options. Additionally, the lease provides either an earn-out payment or purchase option but not both. If neither option is elected within the timeframe defined in the lease, both elections are terminated. The earn-out payment is available, contingent on achieving certain thresholds per the lease, beginning at the end of the second lease year through the end of the fifth lease year. The purchase option is available beginning in the sixth lease year through the end of the seventh lease year. The initial cash yield is 8% for the first year, increasing to 8.25% for the second year, then increases annually by 2.0% to 4.0% based on the change in the Medicare Market Basket Rate. In connection with the transaction, we provided the lessee a 10-year working capital loan for up to $2,000 at 8% for first year, increasing to 8.25% for the second year, then increasing annually with the lease rate. During 2023, the working capital loan was fully repaid. Accordingly, the working capital commitment has been terminated.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Intangible Assets. We make estimates as part of our allocation of the purchase price of acquisitions to various components of acquisition based upon the fair value of each component. In determining fair value, we use current appraisals or other third-party opinions of value. The most significant components of our allocations are typically the allocation of fair value to land and buildings, and for certain of our acquisitions, in-place leases and other intangible assets. In the case of the value of in-place leases, we make the best estimates based on the evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during the hypothetical expected lease-up periods, market conditions and costs to execute similar leases. The following is a summary of the carrying amount of intangible assets as of September 30, 2023 (in thousands):

	September 30, 2023					December 31,2022
			Accumulated					Accumulated
Assets	Cost		Amortization		Net	Cost		Amortization		Net
In-place leases	$11,348	(1)	$(5,886)	(2)	$5,462	$9,474	(1)	$(5,362)	(2)	$4,112
Tax abatement intangible	8,309	(3)	(231)	(3)	8,078	—	(3)	—	(3)	—
(1)	Included in the Buildings and improvements line item in our Consolidated Balance Sheets.

(2)	Included in the Accumulated depreciation and amortization line item in our Consolidated Balance Sheets.

(3)	Included in the Prepaid expenses and other assets line item in our Consolidated Balance Sheets.

Improvements and Developments. During the nine months ended September 30, 2023 and 2022, we invested in the following (in thousands):

	Nine Months Ended September 30,
Type of Property	2023		2022
	Developments	Improvements	Developments	Improvements
Assisted Living Communities	$—	$2,418	$105	$3,015
Skilled Nursing Centers	—	2,548	—	981
Other	—	87	—	559
Total	$—	$5,053	$105	$4,555

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Properties Sold. During the three and nine months ended September 30, 2023, we recorded a gain on sale of $4,870,000 and $20,545,000, respectively. During the three and nine months ended September 30, 2022, we recorded a loss on sale of $387,000 and a gain on sale of $37,809,000, respectively. The following table summarizes property sales during the nine months ended September 30, 2023 and 2022 (dollar amounts in thousands):

		Type	Number	Number
		of	of	of	Sales	Carrying	Net
Year	State	Properties	Properties	Beds/Units	Price	Value	Gain (Loss) (1)
2023	Florida	ALF	1	70	$4,850	$4,082	$65
	Kentucky	ALF	1	60	11,000	10,720	57
	New Jersey	ALF	1	39	2,000	1,552	266
	New Mexico	SNF	2	235	21,250	5,523	15,287
	Nebraska	ALF	3	117	2,984	2,934	—
	Pennsylvania	ALF	2	130	11,128	6,054	4,870
Total 2023			10	651	$53,212	$30,865	$20,545

2022	California	ALF	2	232	$43,715	$17,832	$25,867
	California	SNF	1	121	13,250	1,846	10,846
	Texas	SNF	1	—	485	697	(434)
	Virginia	ALF	1	74	16,895	15,549	1,344	(2)
	n/a	n/a	—	—	—	—	186	(3)
Total 2022			5	427	$74,345	$35,924	$37,809

(

(1)	Calculation of net gain includes cost of sales and write-off of straight-line receivable and lease incentives, when applicable.

(2)	In connection with this sale, the former operator paid us a lease termination fee of $1,181 which is not included in the gain on sale.

(3)	We recognized additional gain due to the reassessment adjustment of the holdbacks related to properties sold during 2019 and 2020, under the expected value model per ASC Topic 606, Contracts with Customers (“ASC 606”).

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

During 2023, we entered into a $121,321,000 JV with an affiliate of an existing operator and contributed $117,490,000 into the JV that purchased 11 assisted living and memory care communities from an affiliate of our JV partner. The JV leased the communities back to an affiliate of the seller under a 10-year master lease, with two five-year renewal options. The contractual initial cash yield of 7.25% increases to 7.5% in year three then escalates thereafter based on CPI subject to a floor of 2.0% and a ceiling of 4.0%. Additionally, the JV provided the seller-lessee with a purchase option to buy up to 50% of the properties at the beginning of the third lease year and the remaining properties at the beginning of the fourth lease year through the end of the sixth lease year, with an exit Internal Rate of Return (“IRR”) of 9.0%. During the three and nine months ended September 30, 2023, we recognized $2,427,000 and $7,198,000, respectively of Interest income from financing receivables and upon origination we recorded

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

$1,213,000 Provision for credit losses equal to 1% of the financing receivable balance related to this investment.

During 2022, we entered into a JV and contributed $61,661,000 into the JV that purchased three skilled nursing centers located in Florida for $75,825,000. The JV leased the centers back to an affiliate of the seller under a 10-year master lease, with two five-year renewal options and provided the seller-lessee with a purchase option, exercisable at the beginning of the fourth year through the end of the fifth year. During the three and nine months ended September 30, 2023, we recognized $1,405,000 and $4,215,000, respectively of Interest income from financing receivables related to this investment.

Mortgage Loans. The following table sets forth information regarding our investments in mortgage loans secured by first mortgages at September 30, 2023 (dollar amounts in thousands):

					Type	Percentage	Number of					Investment
			Gross		of	of				SNF	ALF	per
Interest Rate	Maturity	State	Investment		Property	Investment	Loans (1)	Properties (2)		Beds	Units	Bed/Unit
7.5%	2024	MO	$1,961		OTH	0.4%	1	—	(3)	—	—	$ n/a
7.5%	2024	LA	29,346		SNF	6.1%	1	1		189	—	$155.27
7.5%	2024	GA	51,111	(4)	ALF	10.7%	1	1		—	203	$251.78
7.8%	2025	FL	16,706		ALF	3.5%	1	1		—	68	$245.68
7.3%	2025	NC	10,750	(4)	ALF	2.2%	1	1		—	45	$238.89
7.3% (5)	2025	NC/SC	58,331		ALF	12.2%	1	13		—	523	$111.53
7.3% (5)	2026	NC	34,043		ALF	7.1%	1	4		—	217	$156.88
7.3% (5)	2026	NC	826		OTH	0.2%	1	—	(6)	—	—	$—
8.8%	2028	IL	16,500	(7)	SNF	3.5%	1	1		150	—	$110.00
10.6% (8)	2043	MI	184,220		SNF	38.5%	1	15		1,875	—	$98.25
9.7% (8)	2045	MI	40,000		SNF	8.4%	1	4		480	—	$83.33
10.1%	2045	MI	19,700		SNF	4.1%	1	2		201	—	$98.01
10.3% (8)	2045	MI	14,850		SNF	3.1%	1	1		146	—	$101.71
Total			$478,344	(9)		100.0%	13	44		3,041	1,056	$116.75
(1)	Some loans contain certain guarantees and provide for certain facility fees.

(2)	Our mortgage loans are secured by properties located in eight states with seven borrowers.

(3)	Represents a mortgage loan secured by a parcel of land for the future development of a 91-bed post-acute SNF.

(4)	During the first quarter of 2023, we originated a $10,750 mortgage loan secured by a 45-unit MC located in North Carolina. The loan carries a two-year term with an interest-only rate of 7.25% and an IRR of 9.0%. Additionally, we invested $51,111 in an existing mortgage loan secured by a 203-unit ILF, ALF and MC located in Georgia by acquiring a participating interest owned by existing lenders for $42,251 in addition to converting our $7,461 mezzanine loan in the property into a participating interest in the mortgage loan. The mortgage loan matures in October 2024 and our investment is at an initial rate of 7.5% with an IRR of 7.75%. We recorded $1,380 of additional interest income in connection with the effective prepayment of the mezzanine loan in the first quarter of 2023.

(5)	Represents the initial rate with an IRR of 8%.

(6)	Represents a mortgage loan secured by a parcel of land in North Carolina held for future development of a seniors housing community.
(7)	During the second quarter of 2023, we originated a $16,500 senior loan for the purchase of a 150-bed SNF in Illinois. The mortgage loan matures in June 2028 and our investment is at an interest rate of 8.75%.

(8)	Mortgage loans provide for 2.25% annual increases in the interest rate.

(9)	During the third quarter of 2023, we committed to fund a $19,500 mortgage loan for the construction of an 85-unit ALF and MC in Michigan. The borrower contributed $12,100 of equity which will initially fund the construction. Once all of the borrower’s equity has been drawn, we will begin funding the commitment. The loan term is approximately three years at a rate of 8.75%, and includes two, one-year extensions, each of which is contingent on certain coverage thresholds.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table summarizes our mortgage loan activity for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023		2022
Originations and funding under mortgage loans receivable	$83,383	(1)	$35,234	(2)
Application of interest reserve	1,609		4,348
Scheduled principal payments received	(301)		(625)
Mortgage loan premium amortization	(5)		(4)
Provision for loan loss reserve	(847)		(389)
Net increase in mortgage loans receivable	$83,839		$38,564
(1)	We originated the following:

(a)	$10,750 mortgage loan secured by a 45-unit MC located in North Carolina. The loan carries a two-year term with an interest-only rate of 7.25% and an IRR of 9.0%;

(b)	$51,111 mortgage loan investment secured by a 203-unit ILF, ALF and MC located in Georgia. We acquired a participating interest owned by existing lenders for $42,251 in addition to converting our $7,461 mezzanine loan in the property into a participating interest in the mortgage loan. The mortgage loan matures in October 2024 and our investment is at an initial rate of 7.5% with an IRR of 7.75%. We recorded $1,380 of additional interest income in connection with the effective prepayment of the mezzanine loan in the first quarter of 2023;

(c)	$16,500 senior loan for the purchase of a 150-bed SNF in Illinois. The mortgage loan matures in June 2028 and our investment is at an interest rate of 8.75%;

(d)	5,022 of additional funding under other mortgage loans receivable; and

(e)	$19,500 mortgage loan commitment for the construction of an 85-unit ALF and MC in Michigan. The borrower contributed $12,100 of equity which will initially fund the construction. Once all of the borrower’s equity has been drawn, we will begin funding the commitment. The loan term is approximately three years at a rate of 8.75%, and includes two, one-year extensions, each of which is contingent on certain coverage thresholds.

(2)	We originated two senior mortgage loans, secured by four ALFs operated by an existing operator, as well as a land parcel in North Carolina. The communities have a combined total of 217 units, with an average age of less than four years. The land parcel is approximately 7.6 acres adjacent to one of the ALFs and is being held for the future development of a seniors housing community. The mortgage loans have a four-year term, an interest rate of 7.25% and an IRR of 8%.

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

As of September 30, 2023, the accrued interest receivable of $54,605,000 was not included in the measurement of expected credit losses on the financing receivables, mortgage loans receivable and notes receivable (see Note 4. Notes Receivable). We elected not to measure an allowance for expected credit losses on the related accrued interest receivable using the expected credit loss standard. Rather, we have elected to write-off accrued interest receivable by reversing interest income and/or recognizing credit loss expense as incurred. We review the collectability of the accrued interest receivable quarterly as part of our review of the financing receivables, mortgage loans receivable or notes receivables including the performance of the underlying collateral and net worth of the borrower. For the nine months ended September 30, 2023 and 2022, we did not write-off any accrued interest receivable.

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

During the three and nine months ended September 30, 2023, we recognized $375,000 and $1,127,000, respectively, in income from unconsolidated joint ventures. During the three and nine months ended September 30, 2022, we recognized $376,000 and $1,127,000, respectively, in income from unconsolidated joint ventures. The following table summarizes our income recognized, and application of interest reserves related to our investments in unconsolidated joint ventures for the nine months ended September 30, 2023 and 2022 (in thousands):

	Type
	of	Income	Cash Interest	Application of
Year	Properties	Recognized	Earned	Interest Reserve
2023	ALF/MC	$337	$—	$337
	UDP	790	—	790
Total		$1,127	$—	$1,127

2022	ALF/MC	$337	$—	$337
	UDP	790	351	439
Total		$1,127	$351	$776

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

4.	Notes Receivable

Notes receivable consist of a mezzanine loan and working capital loans. The following table sets forth information regarding our investment in notes receivable at September 30, 2023 (dollar amounts in thousands):

Interest			Type of	Gross			Type of
Rate	IRR	Maturity	Loan	Investment		# of loans	Property
5.0%	—	2024	Working capital	$2,442		1	ALF
4.0%	—	2024	Working capital	13,531		1	SNF
5.0%	—	2025	Working capital	732		1	ALF
7.5%	—	2027	Working capital	550		1	ALF
8.0%	11.0%	2027	Mezzanine	25,000		1	ALF
8.8%	12.0%	2028	Mezzanine	17,000	(1)	1	ALF
6.5%	—	2030	Working capital	138		1	SNF
7.3%	—	2030	Working capital	500		1	ALF
7.3%	—	2030	Working capital	1,107		1	ALF
7.0%	—	2031	Working capital	2,693		1	ALF
				$63,693	(2)	10
(1)	During the third quarter of 2023, we originated a mezzanine loan to recapitalize an existing 130-unit ILF/ALF/MC in Georgia and construction of 89 additional units. The loan term is five years at an initial yield of 8.75% and an IRR of 12.0%.

(2)	Excludes the impact of credit loss reserve.

The following table is a summary of our notes receivable components as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Mezzanine loans	$42,000	$36,815
Working capital loans	21,693	22,157
Notes receivable credit loss reserve	(637)	(589)
Total	$63,056	$58,383

The following table summarizes our notes receivable activity for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023		2022
Advances under notes receivable	$19,258	(1)	$37,008	(3)
Principal payments received under notes receivable	(14,537)	(2)	(6,618)
Provision for credit losses	(48)		(303)
Net increase in notes receivable	$4,673		$30,087
(1)	During the third quarter of 2023, we originated a mezzanine loan to recapitalize an existing 130-unit ILF/ALF/MC in Georgia and construction of 89 additional units. The loan term is five years at an initial yield of 8.75% and an IRR of 12.0%.

(2)	During 2023, we received $4,545, which includes a prepayment fee and the exit IRR totaling $190 from a mezzanine loan prepayment. The mezzanine loan was on a 136-unit ILF in Oregon. Additionally, another $7,461 mezzanine loan was effectively prepaid through converting it as part of our $51,111 investment in a participating interest in an existing mortgage loan that is secured by a 203-unit ALF, ILF and MC located in Georgia. We recorded $1,380 of interest income in connection with the effective prepayment of the mezzanine loan.

(3)	During 2022, we originated a $25,000 mezzanine loan for the recapitalization of a five-property seniors housing portfolio. The mezzanine loan has a term of approximately five years, with two one-year extension options and bears interest at 8% with an IRR of 11%. The five communities are located in Oregon and Montana, have a total of 621 units, and include independent living, assisted living and memory care.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

5.	Lease Incentives

Our non-contingent lease incentive balances at September 30, 2023 and December 31, 2022 were $2,193,000 and $1,789,000, respectively. The following table summarizes our lease incentives activity for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023		2022
Lease incentives funded	$1,023	(1)	$418
Amortization of lease incentives	(584)		(665)
Adjustment for collectability of lease incentives	—		(256)	(3)
Other adjustments (2)	(35)		(174)
Net increase (decrease) in non-contingent lease incentives	$404		$(677)
(1)	As part of our investment in a $54,134 JV, we committed to fund $2,100 of lease incentive, of which $1,004 was funded during the nine months ended September 30, 2023.

(2)	Primarily relates to lease incentive balance write-off related to property sales.

(3)	Represents the lease incentive balance write-off related to a closed property and subsequent lease termination and lease incentive balance write-off related to 12 assisted living communities transitioned to an existing operator.

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

Unsecured Credit Facility. We have an unsecured credit agreement (the “Credit Agreement”) that provides for an aggregate commitment of the lenders of up to $500,000,000 comprising of a $400,000,000 revolving credit facility (the “Revolving Line of Credit”) and two $50,000,000 term loans (the “Term Loans”). The Credit Agreement permits us to request increases to the Revolving Line of Credit and Term Loans commitments up to a total of $1,000,000,000. The Revolving Line of Credit matures November 19, 2025 and provides for a one-year extension option at our discretion, subject to customary conditions. The Term Loans mature on November 19, 2025 and November 19, 2026. During the fourth quarter of 2022, we entered into the First Amendment (the “Amended Credit Agreement”) to replace LIBOR with SOFR, plus a credit spread adjustment of 10 basis points (“Adjusted SOFR”), as the reference rate for purpose of calculating interest under the Amended Credit Agreement. Other material terms of the Credit Agreement remain unchanged. Based on our leverage at September 30, 2023, the facility provides for interest annually at Adjusted SOFR plus 120 basis points and a facility fee of 20 basis points and the Term Loans provide for interest annually at Adjusted SOFR plus 140 basis points.

Interest Rate Swap Agreements. In connection with entering into the Term Loans described above, we entered into two receive variable/pay fixed interest rate swap agreements (the “Interest Rate Swaps”) with maturities of November 19, 2025 and November 19, 2026, respectively, that will effectively lock-in the forecasted interest payments on the Term Loans’ borrowings over their four and five year terms of the loans. The Interest Rate Swaps are considered cash flow hedges and are recorded on our Consolidated Balance Sheets at fair value in Prepaid expenses and other assets, with cumulative changes

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

in the fair value of these instruments recognized in Accumulated other comprehensive income (loss) on our Consolidated Balance Sheets. In connection with entering into the Amended Credit Agreement discussed above, we entered into amendments to our Interest Rate Swaps to account for SOFR as the updated reference rate in the Amended Credit Agreement. During the three and nine months ended September 30, 2023, we recorded a $28,000 increase and $123,000 decrease in fair value of Interest Rate Swaps, respectively. During the three and nine months ended September 30, 2022, we recorded increase of $3,306,000 and $9,617,000 in fair value of Interest Rate Swaps, respectively.

As of September 30, 2023 and December 31, 2022, the terms of the Interest Rate Swaps are as follows (dollar amounts in thousands):

				Notional	Fair Value at
Date Entered	Maturity Date	Swap Rate	Rate Index	Amount	September 30, 2023	December 31, 2022
November 2021	November 19, 2025	2.62%	1-month SOFR	$50,000	$3,776	$4,003
November 2021	November 19, 2026	2.76%	1-month SOFR	50,000	4,820	4,716
				$100,000	$8,596	$8,719

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

At September 30, 2023, we were in compliance with all applicable financial covenants. These debt obligations also contain additional customary covenants and events of default that are subject to a number of important and significant limitations, qualifications and exceptions.

The following table sets forth information regarding debt obligations by component as of September 30, 2023 and December 31, 2022 (dollar amounts in thousands):

		At September 30, 2023		At December 31, 2022
	Applicable		Available		Available
	Interest	Outstanding	for	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing	Balance	Borrowing
Revolving line of credit	6.63%	$362,250	$37,750	$130,000	$270,000
Term loans, net of debt issue costs	2.74%	99,620	—	99,511	—
Senior unsecured notes, net of debt issue costs	4.20%	494,353	—	538,343	—
Total	4.97%	$956,223	$37,750	$767,854	$270,000
(1)	Represents weighted average of interest rate as of September 30, 2023.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the nine months ended September 30, 2023 and 2022, our debt borrowings and repayments were as follows (in thousands):

	Nine Months Ended September 30,
	2023		2022
Debt Obligations	Borrowings	Repayments	Borrowings	Repayments
Revolving line of credit	$274,450	$(42,200)	$194,000	$(153,900)
Senior unsecured notes	—	(44,160)	75,000	(43,160)
Total	$274,450	$(86,360)	$269,000	$(197,060)

7.	Equity

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

As of September 30, 2023, we have the following consolidated VIEs (in thousands):

					Gross
Investment			Property		Consolidated	Non-Controlling
Year	Purpose		Type	State	Assets (1)	Interests
2023	Owned real estate	(2)	ILF/ALF/MC	OH	$54,714	$9,134
2023	Owned real estate	(3)	ALF/MC	NC	121,321	3,831
2022	Owned real estate	(4)	SNF	FL	76,712	14,325
2018	Owned real estate		ILF	OR	14,650	2,907
2018	Owned real estate and development		ALF/MC	OR	18,452	1,231
2017	Owned real estate and development		ILF/ALF/MC	WI	22,007	2,305
2017	Owned real estate		ALF/MC	SC	11,680	1,240
Total					$319,536	$34,973
(1)	Includes the total real estate investments and excludes intangible assets.

(2)	During the second quarter of 2023, we entered into a JV that purchased an ILF/ALF/MC in Ohio with a total of 242 units. For more information see Acquisitions above in Note 2.

(3)	During the first quarter of 2023, we entered into a JV that purchased 11 ALF and MC with a total of 523 units. For more information regarding this transaction see Financing Receivable above in Note 2.

(4)	During 2022, we entered into a JV that purchased three SNFs with a total of 299 beds. For more information regarding this transaction see Financing Receivable above in Note 2.

Common Stock. We have separate equity distribution agreements (collectively, “Equity Distribution Agreements”) to offer and sell, from time to time, up to $200,000,000 in aggregate offering price of shares of our common stock. During the nine months ended September 30, 2023, we sold 48,500 shares of common stock for $1,777,000 in net proceeds under our Equity Distribution Agreements. In conjunction with the sale of common stock, we incurred $80,000 of costs associated with this agreement which have been recorded in additional paid in capital as a reduction of proceeds received. At September 30, 2023, we had $128,822,000 available under the Equity Distribution Agreements.

During the nine months ended September 30, 2023 and 2022, we acquired 43,933 shares and 39,463 shares, respectively, of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

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

Distributions. We declared and paid the following cash dividends (in thousands):

	Nine Months Ended September 30,
	2023		2022
	Declared	Paid	Declared	Paid
Common Stock (1)	$70,767	$70,767	$68,202	$68,202
(1)	Represents $0.19 per share per month for the nine months ended September 30, 2023 and 2022.

In October 2023, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of October, November and December 2023, payable on October 31, November 30, and December 29, 2023, respectively, to stockholders of record on October 23, November 22, and December 21, 2023, respectively.

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

At September 30, 2023, we had 5,000 stock options outstanding and exercisable. During each of the nine months ended September 30, 2023 and 2022, 5,000 stock options expired and were cancelled. During the nine months ended September 30, 2023 and 2022, no stock options were granted or exercised.

The following table summarizes our restricted stock activity for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
Outstanding, January 1	229,236	197,422
Granted	146,020	135,210
Vested	(115,551)	(103,396)
Cancelled	(1,085)	—
Outstanding, September 30	258,620	229,236

No performance-based stock units vested during the nine months ended September 30, 2023, and 2022.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the nine months ended September 30, 2023 and 2022, we granted restricted stock and performance-based stock units under the 2021 Plan as follows:

	No. of	Price per
Year	Shares/Units	Share	Reward Type	Vesting Period
2023	127,960	$37.16	Restricted stock	ratably over 3 years
	86,867	$37.16	Performance-based stock units	TSR targets (1)
	15,060	$31.54	Restricted stock	May 24,2024
	3,000	$35.45	Restricted stock	July 25, 2024
	232,887

2022	122,865	$33.94	Restricted stock	ratably over 3 years
	86,332	$33.94	Performance-based stock units	TSR targets (1)
	12,345	$38.48	Restricted stock	May 25, 2023
	221,542

(1)	Vesting is based on achieving certain total shareholder return (“TSR”) targets in 4 years with acceleration opportunity in 3 years.

Compensation expense recognized related to the vesting of restricted common stock and performance-based stock units for the nine months ended September 30, 2023 and 2022 were $6,349,000 and $5,951,000, respectively. At September 30, 2023, the remaining compensation expense to be recognized related to the future service period of unvested outstanding restricted common stock and performance-based stock units are as follows (in thousands):

Remaining
Compensation
Vesting Date	Expense
October - December 2023	$2,132
2024	6,026
2025	3,238
2026	356
Total	$11,752

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

8.	Commitments and Contingencies

At September 30, 2023, we had commitments as follows (in thousands):

				Total
	Investment		2023	Commitment	Remaining
	Commitment		Funding	Funded	Commitment
Real estate properties (Note 2. Real Estate Investments)	$10,242	(1)	$1,932	$2,650	$7,592
Accrued incentives and earn-out liabilities (Note 5. Lease Incentives)	21,100	(2)	1,004	1,004	20,096
Mortgage loans (Note 2. Real Estate Investments)	43,598	(3)	1,476	7,178	36,420
Notes receivable (Note 4. Notes Receivable)	28,950	(4)	2,258	15,973	12,977
Total	$103,890		$6,670	$26,805	$77,085
(1)	Represents commitments to purchase land and improvements, if applicable, and to develop, re-develop, renovate or expand seniors housing and skilled nursing properties.

(2)	Includes an earn-out payment of up to $3,000 to an operator under a master lease on four SNFs in Texas which were acquired during 2022. The master lease allows either an earn-out payment up to $3,000 or a purchase option. The earn-out payment is available, contingent on achieving certain thresholds per the lease, beginning at the end of the second lease year through the end of the fifth lease year. If neither option is elected within the timeframe defined in the lease, both elections are terminated. For more information regarding the purchase option see Note 2. Real Estate Investments.

(3)	Represents $19,500 related to a construction loan, $6,098 of commitments for the expansion, renovation and working capital related to seniors housing and skilled nursing properties securing the mortgage loans and $18,000 of commitments which are contingent upon the borrower achieving certain coverage ratios.

(4)	Represents working capital loan commitments.

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

We have one operator that represents 10% or more of our combined rental revenue and interest income from mortgage loans. The following table sets forth information regarding our major operator as of September 30, 2023:

	Number of		Number of		Percentage of
			SNF	ALF	Total	Total
Operator	SNF	ALF	Beds	Units	Revenues (1)	Assets (2)
Prestige Healthcare (3)	24	—	2,820	93	16.6%	14.2%
(1)	During 2023, we agreed to defer up to $1,500, or up to $300 per month for May through September 2023, in interest payments due on one of Prestige Healthcare’s mortgage loans secured by 15 skilled nursing centers in Michigan. We deferred $600 in interest payments during the second quarter of 2023 and $900 in interest payments during the third quarter of 2023.

(2)	Represents the net carrying value of the mortgage loans and properties we own divided by the Total assets on the Consolidated Balance Sheets.

(3)	The majority of the revenue derived from this operator relates to interest income from mortgage loans.

Subsequent to September 30, 2023, we amended the loan with Prestige which was subject to a previously agreed interest deferral and is secured by 15 skilled nursing centers in Michigan. As part of the amendment, LTC has drawn down $2,767,000 of the approximate $4,945,000 letter of credit from Prestige to repay all deferred interest outstanding through October 2023. We will further draw down approximately $334,000 in each of November and December 2023 to be applied toward interest due on the loan at that point. As a result, we expect to receive all contractual interest of $19,539,000 due from Prestige in 2023. Beginning on January 1, 2024, the monthly minimum interest payment due to LTC will be set based on an annual current pay rate of 8.5% on the outstanding loan balance. The contractual interest rate of the loan remains unchanged.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

10.	Earnings per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$22,627	$13,389	$62,792	$82,386
Less income allocated to non-controlling interests	(430)	(99)	(1,287)	(301)
Less income allocated to participating securities:
Non-forfeitable dividends on participating securities	(147)	(131)	(440)	(401)
Income allocated to participating securities	—	—	—	(80)
Total net income allocated to participating securities	(147)	(131)	(440)	(481)
Net income available to common stockholders	22,050	13,159	61,065	81,604
Effect of dilutive securities:
Participating securities (1)	—	—	—	—
Net income for diluted net income per share	$22,050	$13,159	$61,065	$81,604

Shares for basic net income per share	41,153	40,270	41,127	39,658
Effect of dilutive securities:
Stock options (2)	—	1	—	—
Performance-based stock units	58	281	58	281
Participating securities (1)	—	—	—	—
Total effect of dilutive securities	58	282	58	281
Shares for diluted net income per share	41,211	40,552	41,185	39,939

Basic net income per share	$0.54	$0.33	$1.48	$2.06
Diluted net income per share	$0.54	$0.32	$1.48	$2.04
(1)	For the three and nine months ended September 30, 2023 and 2022, the participating securities have been excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.

(2)	For the three and nine months ended September 30, 2023 and the nine months ended September 30, 2022, the stock options have been excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.
11.	Fair Value Measurements

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The carrying amount of cash and cash equivalents approximates their fair value because of the short-term maturity of these instruments. We do not invest our cash in auction rate securities. The carrying value and estimated fair value of our financial instruments as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

	At September 30, 2023			At December 31, 2022
	Carrying	Fair		Carrying	Fair
	Value	Value		Value	Value
Financing receivable, net of credit loss reserve	$196,053	$199,050	(1)	$75,999	$76,033	(1)
Mortgage loans receivable, net of credit loss reserve	473,567	560,808	(2)	389,728	461,276	(2)
Notes receivable, net of credit loss reserve	63,056	70,482	(3)	58,383	61,858	(3)
Revolving line of credit	362,250	362,250	(4)	130,000	130,000	(4)
Term loans, net of debt issue costs	99,620	100,000	(4)	99,511	100,000	(4)
Senior unsecured notes, net of debt issue costs	494,353	429,534	(5)	538,343	477,653	(5)
(1)	Our investment in financing receivables is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate used to value our future cash inflows of the financing receivables at September 30, 2023 and December 31, 2022 was 7.6%.

(2)	Our investment in mortgage loans receivable is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash inflows of the mortgage loans receivable at September 30, 2023 and December 31, 2022 was 9.1% and 9.3%, respectively.

(3)	Our investments in notes receivable are classified as Level 3. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash flows of the notes receivable at September 30, 2023 and December 31, 2022, were 6.8% and 7.1%, respectively.

(4)	Our revolving line of credit and term loans bear interest at a variable interest rate. The estimated fair value of our revolving line of credit and term loans approximated their carrying values at September 30, 2023 and December 31, 2022 based upon prevailing market interest rates for similar debt arrangements.

(5)	Our obligation under our senior unsecured notes is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is measured based upon management’s estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities. At September 30, 2023, the discount rate used to value our future cash outflow of our senior unsecured notes was 7.25% for those maturing before year 2030 and 7.50% for those maturing at or beyond year 2030. At December 31, 2022, the discount rate used to value our future cash outflow of our senior unsecured notes was 6.50% for those maturing before year 2030 and 7.00% for those maturing at or beyond year 2030.
12.	Subsequent Events

Subsequent to September 30, 2023, the following events occurred:

Real Estate: We added seven additional properties to the new Brookdale master lease commencing on January 1, 2024. One property is located in Ohio with 42 assisted living units and six are located in Texas with 235 assisted living units. These properties are currently included in the original Brookdale master lease. As a result of this amendment, Brookdale will operate 17 properties under the new master lease with the initial annual rent of $9,325,000 and the capital expenditure commitment will be $7,150,000. Additionally, the new master lease provides Brookdale with a purchase option on these seven properties. Also, we leased six assisted living communities located in Oklahoma, with a total of 219 units, to a current LTC operator under a new master lease, expected to commence on November 1, subject to the issuance of licensure to the new operator. These properties are currently included in the original Brookdale master lease. The lease term is for three years, with one four-year extension period. Rent in the first year is set at $960,000, increasing to $984,000 in the second year, and $1,150,000 in the third year. Additionally, the master lease includes a purchase option that can be exercised starting in November 2027

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

through October 2029 if the lessee exercises its four-year extension option. Furthermore, we amended the loan with Prestige which was subject to a previously agreed interest deferral and is secured by 15 skilled nursing centers in Michigan. As part of the amendment, LTC has drawn down $2,767,000 of the approximate $4,945,000 letter of credit from Prestige to repay all deferred interest outstanding through October 2023. We will further draw down approximately $334,000 in each of November and December 2023 to be applied toward interest due on the loan at that point. As a result, we expect to receive all contractual interest of $19,539,000 due from Prestige in 2023. Beginning on January 1, 2024, the monthly minimum interest payment due to LTC will be set based on an annual current pay rate of 8.5% on the outstanding loan balance. The contractual interest rate of the loan remains unchanged.

Equity: We declared a monthly cash dividend of $0.19 per share on our common stock for the months of October, November and December 2023, payable on October 31, November 30, and December 29, 2023, respectively to stockholders of record on October 23, November 22, and December 21, 2023, respectively.

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

The following graph summarizes our gross investments as of September 30, 2023:

REAL PROPERTY, 65.0%
FINANCING RECEIVABLE, 9.1%
GROSS INVESTMENTS
MORTGAGE LOANS, 22.1%
NOTES RECEIVABLE, 2.9%
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

We conduct and manage our business as one operating segment for internal reporting and internal decision-making purposes. For purposes of this quarterly report and other presentations, we generally include ALF, ILF, MC, and combinations thereof in the ALF classification. As of September 30, 2023, seniors housing and health care properties comprised approximately 99.3% of our gross investment portfolio. We have been operating since August 1992.

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

Real Estate Portfolio Overview

The following tables summarize our real estate investment portfolio by owned properties and mortgage loans and by property type, as of September 30, 2023 (dollar amounts in thousands):

						Nine Months Ended
						September 30, 2023
		Number of			Percentage			Percentage
	Number of	SNF	ALF	Gross	of	Rental		of Total
Owned Properties	Properties (1)	Beds	Units	Investments	Investments	Revenue		Revenues
Assisted Living	92	—	5,323	$800,963	37.0%	$39,958		29.2%
Skilled Nursing	50	6,113	236	592,880	27.4%	43,344		31.7%
Other (2)	1	118	—	12,005	0.6%	750		0.5%
Total Owned Properties	143	6,231	5,559	1,405,848	65.0%	84,052	(4)	61.4%

		Number of			Percentage	Interest Income		Percentage
	Number of	SNF	ALF	Gross	of	from Financing		of Total
Financing Receivables	Properties (1)	Beds	Units	Investments	Investments	Receivable		Revenues
Assisted Living	11	—	523	121,321	5.6%	7,198		5.3%
Skilled Nursing	3	299	—	76,712	3.5%	4,215		3.1%
Total Financing Receivables	14	299	523	198,033	9.1%	11,413		8.4%

		Number of			Percentage	Interest Income		Percentage
	Number of	SNF	ALF	Gross	of	from Mortgage		of Total
Mortgage Loans	Properties (1)	Beds	Units	Investments	Investments	Loans		Revenues
Assisted Living	20	—	1,056	170,941	7.9%	9,436		6.9%
Skilled Nursing	24	3,041	—	304,616	14.1%	25,824		18.9%
Other (3)	—	—	—	2,787	0.1%	157		0.1%
Total Mortgage Loans	44	3,041	1,056	478,344	22.1%	35,417		25.9%

		Number of			Percentage	Interest		Percentage
	Number of	SNF	ALF	Gross	of	and other		of Total
Notes Receivable	Properties (1)	Beds	Units	Investments	Investments	Income		Revenues
Assisted Living	6	—	751	50,024	2.3%	4,323		3.2%
Skilled Nursing	—	—	—	13,669	0.6%	475		0.3%
Total Notes Receivable	6	—	751	63,693	2.9%	4,798		3.5%

		Number of			Percentage	Income from		Percentage
	Number of	SNF	ALF	Gross	of	Unconsolidated		of Total
Unconsolidated Joint Ventures	Properties (1)	Beds	Units	Investments	Investments	Joint Ventures		Revenues
Assisted Living	1	—	95	6,340	0.3%	337		0.2%
Under Development	—	—	—	13,000	0.6%	790		0.6%
Total Unconsolidated Joint Ventures	1	—	95	19,340	0.9%	1,127		0.8%

Total Portfolio	208	9,571	7,984	$2,165,258	100.0%	$136,807		100.0%

	Number	Number of			Percentage
	of	SNF	ALF	Gross	of
Summary of Properties by Type	Properties (1)	Beds	Units	Investments	Investments
Assisted Living	130	—	7,748	$1,149,589	53.1%
Skilled Nursing	77	9,453	236	987,877	45.6%
Other (2) (3)	1	118	—	14,792	0.7%
Under Development	—	—	—	13,000	0.6%
Total Portfolio	208	9,571	7,984	$2,165,258	100.0%
(1)	We have investments in owned properties, financing receivables, mortgage loans, notes receivable and unconsolidated joint ventures in 27 states to 29 operators.

(2)	Includes three parcels of land held-for-use and one behavioral health care hospital.

(3)	Includes one parcel of land in Missouri securing a first mortgage held for future development of a post-acute SNF and one parcel of land in North Carolina securing a first mortgage held for future development of a seniors housing community.

(4)	Excludes variable rental income from lessee reimbursement of $9,846 and sold properties of $963.

As of September 30, 2023, we had $1.7 billion in net carrying value of investments, consisting of $1.0 billion or 57.3% invested in owned and leased properties, $0.2 billion or 11.1% invested in financing receivables, $0.5 billion or 26.9% invested in mortgage loans secured by first mortgages, $63.1 million or 3.6% in notes receivable and $19.3 million or 1.1% in unconsolidated joint ventures.

Rental income, income from financing receivables and interest income from mortgage loans represented 64.5%, 7.8% and 24.1%, respectively, of Total revenues on the Consolidated Statements of Income for the nine months ended September 30, 2023. In most instances, our lease structure contains fixed annual rental escalations and/or annual rental escalations that are contingent upon changes in the Consumer Price Index. Certain leases have annual rental escalations that are contingent upon changes in the gross operating revenues of the property. This revenue is not recognized until the appropriate contingencies have been resolved.

Many of our existing leases contain renewal options that, if exercised, could result in the amount of rent payable upon renewal being greater or less than that currently being paid. During 2023, Brookdale Senior Living Communities, Inc. (“Brookdale”) elected not to exercise its renewal option under a master lease that matures on December 31, 2023. See below under Update on Certain Operators for further discussion.

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

For the nine months ended September 30, 2023, we recorded $1.6 million in straight-line rental adjustment and amortization of lease incentive cost of $0.6 million. During the nine months ended September 30, 2023, we received $97.1 million of cash rental income, which includes $9.8 million of operator reimbursements for real estate taxes. At September 30, 2023, the straight-line rent receivable balance on the consolidated balance sheet was $20.1 million.

For the nine months ended September 30, 2023, we recorded $35.4 million in Interest income from mortgage loans which includes $28.0 million of interest received in cash, $1.8 million of income from interest reserves and $5.6 million in mortgage loans effective interest. At September 30, 2023, the mortgage loans effective interest receivable which is included in the Interest receivable line item in our Consolidated Balance Sheets was $49.8 million.

Update on Certain Operators

Anthem Memory Care

Anthem Memory Care (“Anthem”) operates 11 memory care communities under a master lease and was placed in default in 2017 resulting from Anthem’s partial payment of its minimum rent. However, we did not enforce our rights and remedies pertaining to the event of default, under the stipulation that Anthem achieves sufficient performance and pays agreed upon rent. Anthem increased their rent payment every year between 2017 and 2021. During the second and third quarter of 2022, we agreed to a certain temporary rent reduction totaling $1.5 million. During the fourth quarter of 2022, we received payment of Anthem’s $1.5 million temporary rent reduction and a return to Anthem’s previously agreed upon rent of $0.9 million per month. Accordingly, Anthem paid us the agreed upon annual cash rent of $10.8 million in 2022 and we anticipate receiving $10.8 million in 2023 and 2024. During the first quarter of 2023, we transitioned a 60-unit memory care community located in Ohio to Anthem under a new two-year lease. Under the new two-year lease, no rent was paid through May 2023 after which cash rent is based on mutually agreed upon fair market rent. The first quarterly mutually agreed upon rent for June through August 2023 was set at $45,000 and paid in August 2023. The second quarterly mutually agreed upon rent for the period of September through November was set at $60,000 and is payable in November 2023, at which time rent will be reset for the following three months. Anthem is current on agreed upon rent payments through October 2023. We receive regular financial performance updates from Anthem and continue to monitor their performance obligations under the master lease agreement.

Brookdale Senior Living Communities, Inc

Brookdale Senior Living Communities, Inc’s (“Brookdale”) master lease matures on December 31, 2023 and provides Brookdale a $4.0 million capital commitment, which expired on February 28, 2023, at a yield of 7% with a reduced rate for qualified ESG projects. During 2023, we funded $0.9 million under Brookdale’s capital commitment. The master lease provides three renewal options consisting of a two-year renewal option, a five-year renewal option and a 10-year renewal option. During the first quarter of 2023, Brookdale elected not to exercise its renewal option. Brookdale is obligated to pay rent on the portfolio of 35 assisted living communities through maturity and is current on rent payments through October 2023. We are working on options for the portfolio as follows:

●	We entered into agreements to sell seven assisted unit communities in the existing Brookdale portfolio. Four properties located in Florida will be sold for approximately $18.8 million, and three properties in South Carolina will be sold for approximately $8.4 million. We expect these sales to close during the fourth quarter of 2023 and expect to receive $20.0-$21.0 million of proceeds, net of transaction costs and seller financing, as a result of these sales. These properties were classified as held-for-sale as of September 30, 2023.

●	We re-leased 10 properties in the existing Brookdale portfolio to Brookdale under a new master lease. This new master lease includes six properties in Colorado and four in Kansas. The six-year master lease will commence on January 1, 2024. Rent in the first year is set at $8.0 million escalating by approximately 2.0% annually. The lease includes a purchase option that can be exercised in 2029. We also agreed to fund $4.5 million for capital expenditures for the first two years of the lease at an initial rate of 8.0%, escalating by approximately 2.0% thereafter.

●	Subsequent to September 30, 2023, we added seven additional properties to the new Brookdale master lease commencing on January 1, 2024. One property is located in Ohio with 42 assisted living units and six are located in Texas with 235 assisted living units. These properties are currently included in the original Brookdale master lease. As a result of this amendment, Brookdale will operate 17 properties under the new master lease with the initial annual rent of $9.3 million and the capital expenditure commitment will be $7.2 million. Additionally, the new master lease provides Brookdale with a purchase option on these seven properties.

●	Subsequent to September 30, 2023, we leased six assisted living communities located in Oklahoma, with a total of 219 units, to a current LTC operator under a new master lease, expected to commence on November 1, subject to the issuance of licensure to the new operator. These properties are currently included in the original Brookdale master lease. The lease term is for three years, with one four-year extension period. Rent in the first year is set at $960,000, increasing to $984,000 in the second year and $1.2 million in the third year. Additionally, the master lease includes a purchase option that can be exercised starting in November 2027 through October 2029 if the lessee exercises its four-year extension option.

●	For the remaining five properties located in North Carolina with a total of 210 assisted living units, we are currently working on finalizing a new lease for these properties.

Prestige Healthcare

Prestige Healthcare (“Prestige”) operates 22 skilled nursing centers located in Michigan secured under four mortgage loans and two skilled nursing centers located in South Carolina under a master lease. Prestige is our largest operator based upon revenues and assets representing 16.6% of our total revenues and 14.2% of our total assets as of September 30, 2023. During the second quarter of 2023, we agreed to defer up to $1.5 million, or up to $0.3 million per month for May through September 2023, in interest payments due on one of Prestige’s mortgage loans secured by 15 skilled nursing centers. We deferred $0.6 million and $0.9 million in interest payments during the second and third quarter of 2023, respectively. Subsequent to September 30, 2023, we amended the loan. As part of the amendment, LTC has drawn down $2.8 million of the approximate $5.0 million letter of credit from Prestige to repay all deferred interest outstanding through October 2023. We will further draw down approximately $334,000 in each of November and December 2023 to be applied toward interest due on the loan at that point. As a result, we expect to receive all contractual interest of $19.5 million due from Prestige in 2023. Beginning on January 1, 2024, the minimum mortgage interest payment due to LTC will be set based on an annual current pay rate of 8.5% on the outstanding loan balance. The contractual interest rate of the loan remains unchanged. From retro-active Medicaid funds due to Prestige, we expect our letter of credit will be replenished in 2024 and Prestige will be able to pay all contractual interest during 2024 and 2025.

Other Operators

During the nine months ended September 30, 2023, we provided $1.9 million of abated rent to the same operator for which we have been providing assistance. Also, we provided the same operator $0.2 million of abated rent in October 2023 and we agreed to provide up to $0.2 million per month from November through December 2023 pursuant to a master lease covering two assisted living communities. We anticipate receiving $0.3 million in rent during 2023 from this operator.

Additionally, during 2023, we transitioned a portfolio of eight assisted living communities with a total of 500 units in Illinois, Ohio and Michigan to Encore Senior Living (“Encore”). We agreed to provide assistance in the second quarter of 2023 to the former operator of this portfolio and as part of the transition, we received repayment of $1.25 million of deferred rent which represents $0.93 million of April and May 2023 deferred rent and $0.32 million of unrecorded deferred rent provided in 2022. Cash rent under the new two-year lease with Encore is based on mutually agreed upon fair market rent beginning in month four of the lease.

2023 Activities Overview

The following tables summarize our transactions during the nine months ended September 30, 2023 (dollar amounts in thousands):

Acquisitions

During 2023, we entered into a $54.1 million Joint Venture (“JV”) and contributed $45.0 million into the JV that purchased an independent living, assisted living and memory care campus in Ohio. Under the JV agreement, the seller, our JV partner, has the option to purchase the campus between the third and fourth lease years for LTC’s allocation of the JV investment plus an IRR of 9.75%. The campus was leased to

Encore Senior Living (“Encore”) under a 10-year term with an initial yield of 8.25% on LTC’s allocation of the JV investment. LTC committed to fund $2.1 million of lease incentives under the Encore lease of which $1.0 million was funded during 2023. Rent is expected to be approximately $3.9 million per year.

Investment in Improvement projects

Amount
Assisted Living Communities	$2,418
Skilled Nursing Centers	2,548
Other	87
Total	$5,053

Impairment Loss

In conjunction with the planned sale of a 70-unit assisted living community located in Florida, we recorded a $0.4 million impairment loss during the three months ended March 31, 2023 and a $1.2 million impairment loss during the fourth quarter of 2022. During the second quarter of 2023, the community was sold for $4.9 million. Additionally, during 2023, we performed a recoverability analysis on the carrying value of two assisted living communities that we are negotiating to sell and concluded that their carrying value may not be recoverable through future undiscounted cash flows. Accordingly, we recorded an aggregate impairment loss of $12.1 million. As of September 30, 2023, we do not believe these communities meet the criteria to be classified as held-for-sale.

Properties Held -for-Sale

	Type	Number	Number
	of	of	of	Gross	Accumulated
State	Property	Properties	Beds/units	Investment	Depreciation
FL	ALF	4	176	$12,215	$7,213
SC	ALF	3	128	8,823	4,377
		7	304	$21,038	$11,590

Properties Sold

	Type	Number	Number
	of	of	of	Sales	Carrying	Net
State	Properties	Properties	Beds/Units	Price	Value	Gain (1)
Florida	ALF	1	70	$4,850	$4,082	$65
Kentucky	ALF	1	60	11,000	10,720	57
New Jersey	ALF	1	39	2,000	1,552	266
New Mexico	SNF	2	235	21,250	5,523	15,287
Nebraska	ALF	3	117	2,984	2,934	—
Pennsylvania	ALF	2	130	11,128	6,054	4,870
		10	651	$53,212	$30,865	$20,545
(1)	Calculation of net gain includes cost of sales and write-off of straight-line receivable and lease incentives, when applicable.

Financing Receivables

During 2023, we entered into a $121.3 million JV with an affiliate of an existing operator and contributed $117.5 million into the JV that purchased 11 assisted living and memory care communities from an affiliate of our JV partner. The JV leased the communities back to an affiliate of the seller under a 10-year master lease, with two five-year renewal options. The contractual initial cash yield of 7.25% increases to 7.5% in year three then escalates thereafter based on CPI subject to a floor of 2.0% and a ceiling of 4.0%. Additionally, the JV provided the seller-lessee with a purchase option to buy up to 50% of the properties at the beginning of the third lease year and the remaining properties at the beginning of the fourth lease year through the end of the sixth lease year, with an exit Internal Rate of Return (“IRR”)

of 9.0%. In accordance with GAAP, the communities acquired by the JV are required to be presented as Financing receivables on our Consolidated Balance Sheets and the rental revenue from these properties is recorded as Interest income from financing receivables on our Consolidated Statements of Income. Furthermore, upon expiration of the purchase option if the purchase option remains unexercised by the seller-lessee, the purchased assets will be reclassified from Financing receivables to Real property investments on our Consolidated Balance Sheets. Upon origination, we recorded $1.2 million Provision for credit losses equal to 1% of the loan balance related to this investment. During the three and nine months ended September 30, 2023, we recognized $3.8 million and $11.4 million, respectively, of Interest income from financing receivables from our investments in financing receivables.

Investment in Mortgage Loans

	Amount
Originations and funding under mortgage loans receivable	$83,383	(1)
Application of interest reserve	1,609
Scheduled principal payments received	(301)
Mortgage loan premium amortization	(5)
Provision for loan loss reserve	(847)
Net increase in mortgage loans receivable	$83,839
(1)	We originated the following:

a.	$10,750 mortgage loan secured by a 45-unit MC located in North Carolina. The loan carries a two-year term with an interest-only rate of 7.25% and an IRR of 9.0%;

b.	$51,111 mortgage loan investment secured by a 203-unit ILF, ALF and MC located in Georgia. We acquired a participating interest owned by existing lenders for $42,251 in addition to converting our $7,461 mezzanine loan in the property into a participating interest in the mortgage loan. The initial rate is 7.5% with an IRR of 7.75%. The mortgage loan matures in October 2024. We recorded $1,380 of additional interest income in connection with the effective prepayment of the mezzanine loan in the first quarter of 2023;

c.	$16,500 senior loan for the purchase of a 150-bed SNF in Illinois. The mortgage loan matures in June 2028 and our investment is at an interest rate of 8.75%;

d.	$5,022 of additional funding under other mortgage loans receivable; and

e.	$19,500 mortgage loan commitment for the construction of an 85-unit assisted living and memory care community in Michigan. The borrower contributed $12,100 of equity which will initially fund the construction. Once all of the borrower’s equity has been drawn, we will begin funding the commitment. The loan term is approximately three years at a rate of 8.75%, and includes two, one-year extensions, each of which is contingent on certain coverage thresholds.

Preferred Equity Investment in Unconsolidated Joint Ventures

	Type	Total	Contractual	Number			Cash	Application
	of	Preferred	Cash	of	Carrying	Income	Interest	of Interest
State	Properties	Return	Portion	Beds/ Units	Value	Recognized	Received	Reserve
Washington (1)	ALF/MC	12%	7%	95	$6,340	$337	$—	$337
Washington (2)	UDP	14%	8%	—	13,000	790	—	790
				95	$19,340	$1,127	$—	$1,127
(1)	Represents a preferred equity interest in an entity that developed and owns a 95-unit ALF and MC in Washington. Our investment represents 15.5% of the total investment. The preferred equity investment earns an initial cash rate of 7% increasing to 9% in year four until the internal rate of return (“IRR”) is 8%. After achieving an 8% IRR, the cash rate drops to 8% with an IRR ranging between 12% to 14%, depending upon timing of redemption. During the fourth quarter of 2021, the entity completed the development project and received its certificate of occupancy. We have the option to require the JV partner to purchase our preferred equity interest at any time between August 17, 2031 and December 31, 2036.

(2)	Represents a preferred equity interest in an entity that will develop and own a 267-unit ILF and ALF in Washington. Our investment represents 11.0 % of the estimated total investment. The preferred equity investment earns an initial cash rate of 8% with an IRR of 14%. The JV partner has the option to buy out our investment at any time after August 31, 2023 at the IRR rate. Also, we have the option to require the JV partner to purchase our preferred equity interest at any time between August 31, 2027 and, upon project completion and leasing the property, prior to the end of the first renewal term of the lease.

Notes Receivable

	Amount
Advances under notes receivable	$19,258	(1)
Principal payments received under notes receivable	(14,537)	(2)
Provision for credit losses	(48)
Net decrease in notes receivable	$4,673
(1)	During the third quarter of 2023, we originated a mezzanine loan to recapitalize an existing 130-unit ILF, ALF and MC in Georgia and construction of 89 additional units. The loan term is five years at an initial yield of 8.75% and an IRR of 12.0%.

(2)	During 2023, we received $4,545, which includes a prepayment fee and the exit IRR totaling $190 related to the payoff of a mezzanine loan on a 136-unit ILF in Oregon. Additionally, another $7,461 mezzanine loan was effectively prepaid through converting it as part of our $51,111 investment in a participating interest in an existing mortgage loan that is secured by a 203-unit ALF, ILF and MC located in Georgia. We recorded $1,380 of interest income in connection with the effective prepayment of the mezzanine loan.

Health Care Regulatory

The Centers for Medicare & Medicaid Services (“CMS”) annually updates Medicare skilled nursing facility (“SNF”) prospective payment system rates and other policies. On April 8, 2021, CMS issued a proposed rule to update SNF rates and policies for fiscal year 2022, which started October 1, 2021, and issued the final rule on July 29, 2021. CMS estimated that the aggregate impact of the payment policies in the final rule would result in an increase of approximately $410 million in Medicare Part A payments to SNFs in fiscal year 2022. The final rule also includes several policies that update the SNF Quality Reporting Program and the SNF Value-Based Program for fiscal year 2022. On April 11, 2022, CMS issued a proposed rule to update SNF rates and policies for fiscal year 2023. CMS estimated that the aggregate impact of the payment policies in the proposed rule would result in a decrease of approximately $320 million in Medicare Part A payments to SNFs in fiscal year 2023 compared to fiscal year 2022. CMS also sought input on the effects of direct care staffing requirements to improve long-term care requirements for participation and promote thoughtful, informed staffing plans and decisions within facilities to meet residents’ needs, including maintaining or improving resident function and quality of life. Specifically, CMS sought input on establishing minimum staffing requirements for long-term care facilities. On June 29, 2022, CMS issued updates to guidance on minimum health and safety standards that long-term care facilities must meet to participate in Medicare and Medicaid and issued new guidance in the State Operations Manual to address issues that significantly affect residents of long-term care facilities. On July 29, 2022, CMS issued a final rule to update SNF rates and policies for fiscal year 2023. CMS estimated that the aggregate impact of the payment policies in the final rule would result in an increase of 2.7%, or approximately $904 million, in Medicare Part A payments to SNFs in fiscal year 2023 compared to fiscal year 2022. CMS also finalized a permanent 5% cap on annual wage index decreases to smooth year-to-year changes in providers’ wage index payments. In addition, CMS indicated that it would continue to review the comments it received in response to its request for information on establishing minimum staffing requirements for long-term care facilities, and that it intended to issue proposed rules on a minimum staffing level measure within one year. On April 4, 2023, CMS issued a proposed rule that would update SNF rates and policies for fiscal year 2024. CMS estimated that the aggregate impact of the payment policies in the proposed rule would result in a net increase of 3.7%, or approximately $1.2 billion, in Medicare Part A payments to SNFs in fiscal year 2024. CMS also indicated that it continued to review the feedback it received from its comment solicitation regarding minimum staffing requirements and that the feedback would be used, along with evidence from its mixed-methods study launched in August 2022 collecting quantitative and qualitative evidence on staffing levels within nursing homes, to inform proposals for minimum direct care staffing requirements in nursing homes in a future rulemaking. On July 21, 2023, CMS issued a final rule to update SNF rates and policies for fiscal year 2024. CMS estimated that the aggregate impact of the payment policies in the final rule would result in a net increase of 4.0%, or approximately $1.4 billion, in Medicare Part A payments to

SNFs in fiscal year 2024. In addition, the final rule includes updates to the SNF Quality Reporting Program and the SNF Value-Based Purchasing Program for fiscal year 2024 and future years, including the adoption of a measure intended to address staff turnover, as outlined in the President’s Executive Order 14070 Increasing Access to High-Quality Care and Supporting Caregivers. Finally, the rule finalizes a constructive waiver process to ease administrative burdens for CMS related to processing civil monetary penalty appeals.

On September 1, 2023, CMS issued the Minimum Staffing Standards for Long-Term Care Facilities and Medicaid Institutional Payment Transparency Reporting proposed rule, which seeks to establish comprehensive nurse staffing requirements. The proposed rule consists of three core staffing proposals: (1) minimum nurse staffing standards of 0.55 hours per resident day (“HPRD”) for Registered Nurses (“RNs”) and 2.45 HPRD for Nurse Aids (“NAs”); (2) a requirement to have an RN onsite 24 hours a day, seven days a week; and (3) enhanced facility assessment requirements. The proposed rule also includes a staggered implementation approach and possible hardship exemptions for select facilities. Comments on the proposed rule must be submitted by November 6, 2023.

There can be no assurance that these rules or future regulations modifying Medicare skilled nursing facility payment rates or other requirements for Medicare and/or Medicaid participation will not have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us.

On March 26, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), sweeping legislation intended to bolster the nation’s response to the COVID-19 pandemic. In addition to offering economic relief to individuals and impacted businesses, the law expanded coverage of COVID-19 testing and preventative services, addressed health care workforce needs, eased restrictions on telehealth services during the crisis, and increased Medicare regulatory flexibility, among many other provisions. Notably, the CARES Act temporarily suspended the 2% across-the-board “sequestration” from May 1, 2020 through December 31, 2020, and extended the Medicare sequester requirement through fiscal year 2030. In addition, the law provided $100 billion in grants to eligible health care providers for health care related expenses or lost revenues that are attributable to COVID-19. On April 10, 2020, CMS announced the distribution of $30 billion in funds to Medicare providers based upon their 2019 Medicare fee for service revenues. Eligible providers were required to agree to certain terms and conditions in receiving these grants. In addition, the Department of Health and Human Services (“HHS”) authorized $20 billion of additional funding for providers that have already received funds from the initial distribution of $30 billion. Unlike the first round of funds, which came automatically, providers were required to apply for these additional funds and submit the required supporting documentation, using the online portal provided by HHS. Providers were required to attest to and agree to specific terms and conditions for the use of such funds. HHS expressed a goal of allocating the whole $50 billion proportionally across all providers based on those providers’ proportional share of 2018 net Medicare fee-for-service revenue, so that some providers would not be eligible for additional funds. On May 22, 2020, HHS announced that it had begun distributing $4.9 billion in additional relief funds to SNFs to offset revenue losses and assist nursing homes with additional costs related to responding to the COVID-19 public health emergency and the shipments of personal protective equipment provided to nursing homes by the Federal Emergency Management Agency. On June 9, 2020, HHS announced that it expected to distribute approximately $15 billion to eligible providers that participate in state Medicaid and Children’s Health Insurance Program (“CHIP”) programs and have not received a payment from the Provider Relief Fund General Allocation. On July 22, 2020, HHS announced $5 billion in Provider Relief Funds to Medicare-certified long-term care facilities and state veterans’ homes to build nursing home skills and enhance nursing homes’ response to COVID-19, including enhanced infection control. Nursing homes were required to participate in the Nursing Home COVID-19 training to qualify for this funding. On August 27, 2020, HHS announced that it had distributed almost

$2.5 billion to nursing homes to support increased testing, staffing, and personal protective equipment needs. On September 3, 2020, HHS announced a $2 billion performance-based incentive payment distribution to nursing homes and SNFs. Finally, on October 1, 2020, HHS announced $20 billion in additional funding for several types of providers, including those who previously received, rejected, or accepted a general distribution provider relief fund payment. The application deadline for these Phase 3 funds was November 6, 2020.

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

Reporting Period 2, for providers who received one or more payments exceeding $10,000, in the aggregate, from July 1, 2020 to December 31, 2020, was from January 1, 2022 to March 31, 2022. Reporting Period 3, for providers who received one or more payments exceeding $10,000, in the aggregate, from January 1, 2021 to June 30, 2021, was from July 1, 2022 to September 30, 2022. Reporting Period 4, for providers who received one or more payments exceeding $10,000, in the aggregate, from July 1, 2021 to December 31, 2021, was from January 1, 2023 to March 31, 2023. Reporting Period 5, for providers who received one or more payments exceeding $10,000, in the aggregate, from January 1, 2022 to June 30, 2022, was from July 1, 2023 to September 30, 2023. Reporting Period 6, for providers who received one or more payments exceeding $10,000, in the aggregate, from July 1, 2022 to December 31, 2022, opens January 1, 2024.

On September 10, 2021, the Biden Administration announced $25.5 billion in new funding for health care providers affected by the COVID-19 pandemic, including $8.5 billion in American Rescue Plan (“ARP”) resources for providers who serve rural Medicaid, CHIP, or Medicare patients, and an additional $17 billion for Phase 4 Provider Relief Funds for a broad range of providers who can document revenue loss and expenses associated with the pandemic, including assisted living facilities that were state-licensed/certified on or before December 31, 2020. Approximately 25% of the Phase 4 allocation was for bonus payments based on the amount and type of services provided to Medicaid, CHIP, and Medicare beneficiaries from January 1, 2019 through September 30, 2020. On December 14, 2021, HHS announced the distribution of approximately $9 billion in Provider Relief Fund Phase 4 payments to health care providers who have experienced revenue losses and expenses related to the COVID-19 pandemic. Further, on January 25, 2022, HHS announced that it would be making more than $2 billion in Provider Relief Fund Phase 4 General Distribution payments to more than 7,600 providers across the country that same week. On March 22, 2022, HHS announced an additional $413 million in Provider Relief Fund Phase 4 payments to more than 3,600 providers across the country. On April 13, 2022, HRSA announced the disbursement of more than $1.75 billion in Provider Relief Fund payments to 3,680 providers across the country. On April 10, 2023, President Biden signed into law H.J. Res. 7, which terminated the national emergency related to the COVID-19 pandemic. Separately, the declared public health emergency expired May 11, 2023.

Following prior legislation suspending sequestration, on December 10, 2021, President Biden signed the Protecting Medicare and American Farmers from Sequester Cuts Act, which extended the suspension of the Medicare 2% sequestration reduction through March 31, 2022, and then reduced the sequestration cuts to 1% from April through June 2022. As of July 1, 2022, cuts of 2% were re-imposed.

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

The following table reflects our recent historical trends of concentration risk (gross investment, in thousands):

	9/30/23	6/30/23	3/31/23	12/31/22	9/30/22
Asset mix:
Real property	$1,405,848	$1,421,260	$1,389,222	$1,410,705	$1,408,402
Financing receivables	198,033	198,056	198,077	76,767	76,267
Loans receivable	478,344	476,739	457,524	393,658	386,868
Notes receivable	63,693	46,412	46,936	58,973	59,014
Unconsolidated joint ventures	19,340	19,340	19,340	19,340	19,340
Real estate investment mix:
Assisted living communities	$1,149,589	$1,146,827	$1,113,096	$951,441	$945,552
Skilled nursing centers	987,877	987,188	970,300	980,401	976,753
Other (1)	14,792	14,792	14,703	14,601	14,586
Under development	13,000	13,000	13,000	13,000	13,000
Operator mix:
ALG Senior	$310,789	$307,891	$326,288	$192,699	$189,533
Prestige Healthcare (1)	272,767	272,818	271,904	271,476	271,851
Encore Senior Living	179,430	179,153	57,101	57,101	57,101
HMG Healthcare	176,644	176,285	176,285	175,835	174,107
Anthem Memory Care	156,054	155,867	155,629	139,176	139,176
Remaining operators	1,069,574	1,069,793	1,123,892	1,123,156	1,118,123
Geographic mix:
Texas	$329,545	$328,517	$328,442	$327,490	$325,380
Michigan	281,159	281,210	280,294	280,389	280,932
North Carolina	234,665	233,301	232,841	99,646	95,456
Florida	146,178	146,019	159,461	158,892	158,175
Ohio	142,483	142,206	87,693	87,569	87,543
Remaining states	1,031,228	1,030,554	1,022,368	1,005,457	1,002,405
(1)	Includes three parcels of land located adjacent to properties securing the Prestige Healthcare mortgage loan and are managed by Prestige.

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

Balance Sheet Metrics

	Year to Date		Quarter Ended
	9/30/23		9/30/23			6/30/23			3/31/23			12/31/22			9/30/22
Debt to gross asset value	42.1%		42.1%			42.1%		(3)	41.0%		(3)	37.4%		(6)	38.9%
Debt to market capitalization ratio	41.8%		41.8%		(1)	41.1%		(1)	38.3%		(4)	34.4%			34.4%
Interest coverage ratio (8)	3.4	x	3.2	x	(2)	3.5	x		3.6	x	(5)	4.4	x	(7)	4.2	x
Fixed charge coverage ratio (8)	3.4	x	3.2	x	(2)	3.5	x		3.6	x	(5)	4.4	x	(7)	4.2	x
(1)	Increased due to decrease in market capitalization and increase in outstanding debt.

(2)	Decreased due to increase in interest expense partially offset by increase in interest income from mortgage loans and other notes receivable.

(3)	Increased due to increase in outstanding debt partially offset by increase in gross asset value.

(4)	Increased due to increase in outstanding debt.

(5)	Decreased due to increase in interest expense.

(6)	Decreased due to decrease in outstanding debt and increase in gross asset value.

(7)	Increased due to increase in rental income and interest income from financing receivables partially offset by an increase in interest expense.

(8)	In calculating our interest coverage and fixed charge coverage ratios above, we use EBITDAre, which is a financial measure not derived in accordance with GAAP (non-GAAP financial measure). EBITDAre is not an alternative to net income, operating income or cash flows from operating activities as calculated and presented in accordance with GAAP. You should not rely on EBITDAre as a substitute for any such GAAP financial measures or consider it in isolation, for the purpose of analyzing our financial performance, financial position or cash flows. Net income is the most directly comparable GAAP measure to EBITDAre.

	Year to Date		Quarter Ended
	9/30/23		9/30/23		6/30/23		3/31/23		12/31/22		9/30/22
Net income	$62,792		$22,627		$6,604		$33,561		$18,198		$13,389
Less/Add: (Gain)/loss on sale	(20,545)		(4,870)		(302)		(15,373)		(21)		387
Add: Impairment loss	12,510		—		12,076		434		2,136		1,286
Add: Interest expense	34,595		12,674		11,312		10,609		8,830		7,941
Add: Depreciation and amortization	28,085		9,499		9,376		9,210		9,294		9,385
EBITDAre	$117,437		$39,930		$39,066		$38,441		$38,437		$32,388
Add: Non-recurring one-time items	262	(1)	—		—		262	(1)	—		1,260	(2)
Adjusted EBITDAre	$117,699		$39,930		$39,066		$38,703		$38,437		$33,648

Interest expense	$34,595		$12,674		$11,312		$10,609		$8,830		$7,941

Interest coverage ratio	3.4	x	3.2	x	3.5	x	3.6	x	4.4	x	4.2	x

Interest expense	$34,595		$12,674		$11,312		$10,609		$8,830		$7,941
Total fixed charges	$34,595		$12,674		$11,312		$10,609		$8,830		$7,941

Fixed charge coverage ratio	3.4	x	3.2	x	3.5	x	3.6	x	4.4	x	4.2	x
(1)	Represents $1,832 provision for credit losses related to the $121,321 acquisition accounted for as a financing receivable and $61,900 of mortgage loan originations partially offset by $1,570 exit IRR income related to the payoff of two mezzanine loans.

(2)	Represents $500 lease termination fee paid to a former operator in exchange for cooperation in facilitating an orderly transition and $760 provision for credit losses related to the $75,825 acquisition accounted for as a financing receivable during the third quarter of 2022.

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

Additionally, as described in the Executive Overview above, COVID-19 and the pace of recovery for COVID-19 on our operators adversely affected and is expected to continue to adversely affect our business, results of operations, cash flows and financial condition. Depending on the future developments regarding COVID-19 and the pace of recovery for its effects, historical trends reflected in our balance sheet metrics may not be achieved in the future.

Management regularly monitors the economic and other factors listed above. We develop strategic and tactical plans designed to improve performance and maximize our competitive position. Our ability to achieve our financial objectives is dependent upon our ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends.

Operating Results (unaudited, in thousands)

	Three Months Ended
	September 30,
	2023		2022		Difference
Revenues:
Rental income	$31,589		$31,585		$4
Interest income from financing receivables	3,832		357		3,475	(1)
Interest income from mortgage loans	12,247		10,379		1,868	(2)
Interest and other income	1,635		1,182		453	(3)
Total revenues	49,303		43,503		5,800

Expenses:
Interest expense	12,674		7,941		(4,733)	(4)
Depreciation and amortization	9,499		9,385		(114)
Impairment loss	—		1,286	(5)	1,286
Provision for credit losses	189		795		606	(6)
Transaction costs	329		629		300
Property tax expense	3,271		4,179		908	(7)
General and administrative expenses	5,959		5,888		(71)
Total expenses	31,921		30,103		(1,818)

Other operating income:
Gain (loss) on sale of real estate, net	4,870	(8)	(387)	(9)	5,257
Operating income	22,252		13,013		9,239
Income from unconsolidated joint ventures	375		376		(1)
Net income	22,627		13,389		9,238
Income allocated to non-controlling interests	(430)		(99)		(331)
Net income attributable to LTC Properties, Inc.	22,197		13,290		8,907
Income allocated to participating securities	(147)		(131)		(16)
Net income available to common stockholders	$22,050		$13,159		$8,891
(1)	Represents the revenue from the acquisition of 11 ALFs and MCs located in North Carolina for $121,321 during the first quarter of 2023 and the acquisition of three SNFs located in Florida for $75,825 during the third quarter of 2022. In accordance with ASC 842, these transactions are accounted as financing receivables. See Note 2. Real Estate Investments within our consolidated financial statements for more information.

(2)	Increased primarily due to mortgage loan originations during 2023.

(3)	Increased primarily due to origination of a $17,000 mezzanine loan during the third quarter of 2023 and repayment of deferred interest due from a master lease partially offset by lower income from loan payoffs.

(4)	Increased primarily due to higher outstanding balance and higher interest rates on our revolving line of credit.

(5)	Represents the impairment loss related to an assisted living community in Kentucky.

(6)	Decreased primarily due to the financing receivable origination during the third quarter of 2022.

(7)	Decreased primarily due to property tax reassessment and properties sold partially offset by acquisitions.

(8)	Represents the gain on sale related to two ALFs located in Pennsylvania during the third quarter of 2023.

(9)	Represents the net loss on sale of $434 related to a closed skilled nursing center in Texas offset by additional gain due to quarterly reassessment of prior years’ sale holdbacks.

	Nine Months Ended
	September 30,
	2023		2022		Difference
Revenues:
Rental income	$94,861		$93,537		$1,324	(1)
Interest income from financing receivable	11,413		357		11,056	(2)
Interest income from mortgage loans	35,417		30,112		5,305	(3)
Interest and other income	5,358		3,308		2,050	(4)
Total revenues	147,049		127,314		19,735

Expenses:
Interest expense	34,595		22,607		(11,988)	(5)
Depreciation and amortization	28,085		28,202		117
Impairment loss	12,510	(6)	1,286	(7)	(11,224)
Provision for credit losses	2,107		1,454		(653)	(8)
Transaction costs	537		728		191
Property tax expense	9,751		12,180		2,429	(9)
General and administrative expenses	18,344		17,407		(937)	(10)
Total expenses	105,929		83,864		(22,065)

Other operating income:
Gain on sale of real estate, net	20,545	(11)	37,809	(12)	(17,264)
Operating income	61,665		81,259		(19,594)
Income from unconsolidated joint ventures	1,127		1,127		—
Net income	62,792		82,386		(19,594)
Income allocated to non-controlling interests	(1,287)		(301)		(986)
Net income attributable to LTC Properties, Inc.	61,505		82,085		(20,580)
Income allocated to participating securities	(440)		(481)		41
Net income available to common stockholders	$61,065		$81,604		$(20,539)
(1)	Increased primarily due to rental income from acquisitions, rent received from transitioned portfolios, repayment of deferred rent and annual rent escalations partially offset by sold properties and decrease in property tax revenue.

(2)	Represents the revenue from the acquisition of 11 ALFs and MCs located in North Carolina for $121,321 during the first quarter of 2023 and the acquisition of three SNFs located in Florida for $75,825 during the third quarter of 2022. In accordance with ASC 842, these transactions are accounted as financing receivables. See Note 2. Real Estate Investments within our consolidated financial statements for more information.

(3)	Increased primarily due to mortgage loan originations during the second quarter of 2022 and the first and second quarter of 2023 and additional funding under mortgage loans.

(4)	Increased primarily due to origination of a $17,000 mezzanine loan during the third quarter of 2023, prepayment fees received in connection with the payoff of two mezzanine loans during the first quarter of 2023 and repayment of deferred interest related to a master lease partially offset by lower income from loan payoffs.

(5)	Increased primarily due to higher outstanding balance and higher interest rates on our revolving line of credit.

(6)	Represents $434 impairment loss related to a 70-unit ALF located in Florida that was sold during 2023. Additionally, represents aggregate impairment loss of $12,076 related to two ALFs. See Note 2. Real Estate Investments within our consolidated financial statements for more information.

(7)	Represents the impairment loss related to an assisted living community in Kentucky.

(8)	Increased primarily due to more originations during the nine months ended September 30, 2023 compared to nine months ended September 30, 2022.

(9)	Decreased primarily due to property tax reassessment and properties sold partially offset by acquisitions.

(10)	Increased due to higher incentive compensation charges and increases in overall costs due to inflationary pressures and the timing of certain expenditures.

(11)	Represents the net gain on sale related to five ALFs located in Florida, Kentucky, New Jersey and Pennsylvania and two SNFs in New Mexico during 2023.

(12)	Represents the net gain on sale of $38,052 related to a SNF located in California and three ALFs located in Virginia and California during the second quarter of 2022 and quarterly reassessment of prior years’ sale holdbacks partially offset by the net loss on sale of $434 related to a closed skilled nursing center in Texas.

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

The following table reconciles GAAP net income available to common stockholders to NAREIT FFO available to common stockholders (unaudited, amounts in thousands, except per share amounts):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2023		2022		2023		2022
GAAP net income available to common stockholders	$22,050		$13,159		$61,065		$81,604
Add: Depreciation and amortization	9,499		9,385		28,085		28,202
Add: Impairment loss	—		1,286		12,510		1,286
Less/add: (Gain)/loss on sale of real estate, net	(4,870)		387		(20,545)		(37,809)
NAREIT FFO attributable to common stockholders	$26,679		$24,217		$81,115		$73,283
NAREIT FFO attributable to common stockholders per share:
Basic	$0.65		$0.60		$1.97		$1.85
Diluted	$0.65		$0.60		$1.97		$1.83
Weighted average shares used to calculate NAREIT FFO per share:
Basic	41,153		40,270		41,127		39,658
Diluted	41,469	(1)	40,781	(2)	41,440	(1)	39,939	(3)
(1)	Includes the effect of performance-based stock units and participating securities.

(2)	Includes the effect of stock option equivalents, performance-based stock units and participating securities.

(3)	Includes the effect of performance-based stock units.

Liquidity and Capital Resources

Sources and Uses of Cash

As of September 30, 2023, we had a total of $11.3 million of cash and cash equivalents, $37.8 million available under our unsecured revolving line of credit and the potential ability to access the capital markets through the issuance of $128.8 million of common stock under our Equity Distribution Agreements. Furthermore, we have the ability to access the capital markets through the issuance of debt and/or equity securities under an automatic shelf registration statement.

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

The operating results of the facilities will be impacted by various factors over which the operators/owners may have no control. Those factors include, without limitation, the health of the economy, inflation pressures, employee availability and cost, changes in supply of or demand for competing seniors housing and health care facilities, competition from home health providers, ability to control other rising operating costs, the potential for significant reforms in the health care industry including state and federal reimbursement programs, and the ongoing recovery for the impact of COVID-19. Prestige is our largest operator based upon revenues and assets representing 16.6% of our total revenues and 14.2% of our total assets as of September 30, 2023. During the second quarter of 2023, we agreed to defer up to $1.5 million, or up to $0.3 million per month for May through September 2023, in interest payments due on one of Prestige’s mortgage loans secured by 15 skilled nursing centers. We deferred $0.6 million and $0.9 million in interest payments during the second quarter and third quarters of 2023. Subsequent to September 30, 2023, we amended the loan. As part of the amendment, LTC has drawn down $2.8 million of the approximate $5.0 million letter of credit from Prestige to repay all deferred interest outstanding through October 2023. We will further draw down approximately $334,000 in each of November and December 2023 to be applied toward interest due on the loan at that point. As a result, we expect to receive all contractual interest of $19.5 million due from Prestige in 2023. Beginning on January 1, 2024, the minimum mortgage interest payment due to LTC will be set based on an annual current pay rate of 8.5% on the outstanding loan balance. The contractual interest rate of the loan remains unchanged. From retro-active Medicaid funds due to Prestige, we expect our letter of credit will be replenished in 2024 and Prestige will be able to pay all contractual interest during 2024 and 2025.

Our financial position and ability to make distributions may be adversely affected if Prestige faces financial difficulties, including bankruptcy, inability to emerge from bankruptcy, insolvency or a general downturn in its business.

In addition, our future growth in net income and cash flow may be adversely impacted by various proposals for changes in the governmental regulations and financing of the health care industry, and the continuing impact of our operators recovery for the effects of COVID-19. We cannot presently predict what impact these proposals may have, if any. We believe that an adequate provision has been made for the possibility of loans proving uncollectible but we will continually evaluate the financial status of the operations of the seniors housing and health care properties. In addition, we will monitor our borrowers and the underlying collateral for mortgage loans and will make future revisions to the provision, if considered necessary.

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

	Nine Months Ended September 30,		Change
Net Cash provided by (used in):	2023	2022	$
Operating activities	$78,932	$72,772	$6,160
Investing activities	(194,254)	(110,507)	(83,747)
Financing activities	116,245	39,052	77,193
Increase in cash and cash equivalents	923	1,317	(394)
Cash and cash equivalents, beginning of period	10,379	5,161	5,218
Cash and cash equivalents, end of period	$11,302	$6,478	$4,824

Debt Obligations

Unsecured Credit Facility. We have an unsecured credit agreement (the “Credit Agreement”) that provides for an aggregate commitment of the lenders of up to $500.0 million comprising of a $400.0 million revolving credit facility (the “Revolving Line of Credit”) and two $50.0 million term loans (the “Term Loans”). The Credit Agreement permits us to request increases to the Revolving Line of Credit and Term Loans commitments up to a total of $1.0 billion. The Revolving Line of Credit matures November 19, 2025 and provides for a one-year extension option at our discretion, subject to customary conditions. The Term Loans mature on November 19, 2025 and November 19, 2026. During 2022, we entered into the First Amendment to the Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”) to replace London Interbank Offered Rate (“LIBOR”) with the Secured Overnight Financing Rate (“SOFR”), plus a credit spread adjustment of 10 basis points, (“Adjusted SOFR”) as the reference rate for purpose of calculating interest under the Amended Credit Agreement. Other material terms of the Credit Agreement remain unchanged. Based on our leverage at September 30, 2023, the facility provides for interest annually at Adjusted SOFR plus 120 basis points and a facility fee of 20 basis points and the Term Loans provide for interest annually at Adjusted SOFR plus 140 basis points.

Interest Rate Swap Agreements. In connection with entering into the Term Loans as described above, we entered into two receive variable/pay fixed interest rate swap agreements (the “Interest Rate Swaps”) with maturities of November 19, 2025 and November 19, 2026, respectively, that will effectively lock-in the forecasted interest payments on the Term Loans’ borrowings over their four and five year terms of the loans. The Interest Rate Swaps are considered cash flow hedges and are recorded on our Consolidated Balance Sheets at fair value, with changes in the fair value of these instruments recognized in Accumulated other comprehensive income (loss) on our Consolidated Balance Sheets. In connection with entering into the Amended Credit Agreement discussed above, we entered into amendments to our Interest Rate Swaps to account for SOFR as the updated reference rate in the Amended Credit Agreement. During the nine months ended September 30, 2023, we recorded a $123,000 decrease in fair value of Interest Rate Swaps.

As of September 30, 2023, the terms of the Interest Rate Swaps are as follows (dollar amounts in thousands):

				Notional	Fair Value at
Date Entered	Maturity Date	Swap Rate	Rate Index	Amount	September 30, 2023
November 2021	November 19, 2025	2.62%	1-month SOFR	$50,000	$3,776
November 2021	November 19, 2026	2.76%	1-month SOFR	50,000	4,820
				$100,000	$8,596

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

At September 30, 2023, we were in compliance with all applicable financial covenants. These debt obligations also contain additional customary covenants and events of default that are subject to a number of important and significant limitations, qualifications and exceptions.

The debt obligations by component as of September 30, 2023 are as follows (dollar amounts in thousands):

	Applicable		Available
	Interest	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing
Revolving line of credit	6.63%	$362,250	$37,750
Term loans, net of debt issue costs	2.74%	99,620	—
Senior unsecured notes, net of debt issue costs	4.20%	494,353	—
Total	4.97%	$956,223	$37,750
(1)	Represents weighted average of interest rate as of September 30, 2023.

During the nine months ended September 30, 2023, our debt borrowings and repayments were as follows (in thousands):

Debt Obligations	Borrowings	Repayments
Revolving line of credit	$274,450	$(42,200)
Senior unsecured notes	—	(44,160)
Total	$274,450	$(86,360)

Equity

At September 30, 2023, we had 41,411,693 shares of common stock outstanding, equity on our balance sheet totaled $860.4 million and our equity securities had a market value of $1.3 billion. During the nine months ended September 30, 2023, we declared and paid $70.8 million of cash dividends.

During the nine months ended September 30, 2023, we acquired 43,933 shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

Subsequent to September 30, 2023, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of October, November and December 2023, payable on October 31, November 30, and December 29, 2023, respectively, to stockholders of record on October 23, November 22, and December 21, 2023, respectively.

At-The-Market Program. We have separate equity distribution agreements (collectively, “Equity Distribution Agreements”) to offer and sell, from time to time, up to $200.0 million in aggregate offering price of shares of our common stock. During the nine months ended September 30, 2023, we sold 48,500 shares of common stock for $1.8 million in net proceeds under our Equity Distribution Agreements. In conjunction with the sale of common stock, we incurred $80,000 of costs associated with this agreement which have been recorded in additional paid in capital as a reduction of proceeds received. Accordingly, we have $128.8 million available under the Equity Distribution Agreements.

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

During the nine months ended September 30, 2023, we awarded restricted stock and performance-based stock units as follows:

No. of	Price per
Shares	Share	Award Type	Vesting Period
127,960	$37.16	Restricted stock	ratably over 3 years
86,867	$37.16	Performance-based stock units	TSR targets (1)
15,060	$31.54	Restricted stock	May 24,2024
3,000	$35.45	Restricted stock	July 25, 2024
232,887
(1)	Vesting is based on achieving certain total shareholder return (“TSR”) targets in 4 years with an acceleration opportunity in 3 years.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the nine months ended September 30, 2023. For additional information, refer to Item 7A as presented in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2023, no director or officer of our company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K.

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

LTC PROPERTIES, INC.
Registrant

Dated: October 26th, 2023	By:	/s/ Caroline Chikhale
Caroline Chikhale
Executive Vice President, Chief Accounting Officer and Treasurer
(Principal Accounting Officer)