Form 10-K
period 2023-12-31
LTC PROPERTIES INC
filed 2024-02-15
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,338,786,000 as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter).

The number of shares of common stock outstanding as of February 8, 2024 was 43,112,693.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

Portfolio

The following table summarizes our real estate investment portfolio as of December 31, 2023 (dollar amounts in thousands):

						Twelve Months Ended
						December 31, 2023
		Number of			Percentage			Percentage
	Number of	SNF	ALF	Gross	of	Rental		of Total
Owned Properties	Properties (1)	Beds (2)	Units (2)	Investments	Investments	Revenue		Revenues
Assisted Living	83	—	4,839	$770,509	36.0%	$50,837		28.3%
Skilled Nursing	50	6,113	236	596,818	27.9%	58,989		32.8%
Other (3)	1	118	—	12,005	0.6%	998		0.6%
Total Owned Properties	134	6,231	5,075	1,379,332	64.5%	110,824	(5)	61.7%

		Number of			Percentage	Interest Income		Percentage
	Number of	SNF	ALF	Gross	of	from Financing		of Total
Financing Receivables	Properties (1)	Beds	Units	Investments	Investments	Receivable		Revenues
Assisted Living	11	—	523	121,321	5.7%	9,625		5.4%
Skilled Nursing	3	299	—	76,691	3.6%	5,618		3.1%
Total Financing Receivables	14	299	523	198,012	9.3%	15,243		8.5%

		Number of			Percentage	Interest Income		Percentage
	Number of	SNF	ALF	Gross	of	from Mortgage		of Total
Mortgage Loans	Properties (1)	Beds	Units	Investments	Investments	Loans		Revenues
Assisted Living	22	—	1,192	174,941	8.2%	12,827		7.1%
Skilled Nursing	24	3,041	—	304,314	14.2%	34,686		19.3%
Other (4)	—	—	—	2,825	0.1%	212		0.1%
Total Mortgage Loans	46	3,041	1,192	482,080	22.5%	47,725		26.5%

		Number of			Percentage	Interest		Percentage
	Number of	SNF	ALF	Gross	of	and other		of Total
Notes Receivable	Properties (1)	Beds	Units	Investments	Investments	Income		Revenues
Assisted Living	6	—	751	47,432	2.2%	3,926		2.2%
Skilled Nursing	—	—	—	13,669	0.6%	558		0.3%
Total Notes Receivable	6	—	751	61,101	2.8%	4,484	(6)	2.5%

		Number of			Percentage	Income from		Percentage
	Number of	SNF	ALF	Gross	of	Unconsolidated		of Total
Unconsolidated Joint Ventures	Properties (1)	Beds	Units	Investments	Investments	Joint Ventures		Revenues
Assisted Living	2	—	362	19,340	0.9%	1,504		0.8%
Total Unconsolidated Joint Ventures	2	—	362	19,340	0.9%	1,504		0.8%

Total Portfolio	202	9,571	7,903	$2,139,865	100.0%	$179,780		100.0%

	Number	Number of			Percentage
	of	SNF	ALF	Gross	of
Summary of Properties by Type	Properties (1)	Beds (2)	Units (2)	Investments	Investments
Assisted Living	124	—	7,667	$1,133,543	53.0%
Skilled Nursing	77	9,453	236	991,492	46.3%
Other (3) (4)	1	118	—	14,830	0.7%
Total Portfolio	202	9,571	7,903	$2,139,865	100.0%
(1)	We have investments in owned properties, properties we own accounted for as financing receivables, mortgage loans, notes receivable and unconsolidated joint ventures in 26 states to 30 different operators.

(2)	See Item 2. Properties for discussion of bed/unit count.

(3)	Includes three parcels of land held-for-use and one behavioral health care hospital.

(4)	Includes one parcel of land in Missouri securing a first mortgage held for future development of a post-acute SNF and one parcel of land in North Carolina securing a first mortgage held for future development of a seniors housing community.

(5)	Excludes $13,469 variable rental income from lessee reimbursement of our real estate taxes and $3,057 rental income from sold properties.

(6)	Excludes $1,723 interest income from paid-off mezzanine loans and working capital notes.

As of December 31, 2023, our total investment portfolio included $1.7 billion in carrying value of net investments consisting of $1.0 billion or 56.7% invested in owned and leased properties, $196.0 million or 11.3% invested in properties we own accounted for as financing receivables, $477.3 million or 27.4% invested in mortgage loans secured by first mortgages, $60.5 million or 3.5% in notes receivable and $19.3 million or 1.1% in unconsolidated joint ventures.

Owned Properties. The following table summarizes our investment in owned properties at December 31, 2023 (dollar amounts in thousands):

						Average
		Percentage	Number	Number of		Investment
	Gross	of	of	SNF	ALF	per
Type of Property	Investment	Investment	Properties (1)	Beds (2)	Units (2)	Bed/Unit
Assisted Living	$770,509	55.9%	83	—	4,839	$159.23
Skilled Nursing	596,818	43.2%	50	6,113	236	$94.00
Other (3)	12,005	0.9%	1	118	—	—
Total	$1,379,332	100.0%	134	6,231	5,075
(1)	We have investments in 23 states leased to 22 different operators.

(2)	See Item 2. Properties for discussion of bed/unit count.

(3)	Includes three parcels of land held-for-use and one behavioral health care hospital.

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

The following table summarizes the concentration of our top ten operators of owned properties for 2023 and percentage of rental revenue, excluding rental income from properties sold, variable rental income due to lessee reimbursement of our real estate taxes, and adjustment for collectability of rental income for those operators for 2023 and 2022:

		Percent of
		Rental Revenue
Lessee	Property Type	2023	2022
Brookdale Senior Living Communities, Inc.	ALF/MC	11.9%	13.5%
Carespring Healthcare Management, LLC	SNF	10.1%	10.2%
Anthem Memory Care, LLC	MC	9.8%	9.8%
HMG Healthcare, LLC	SNF	9.1%	7.2%
Genesis Healthcare, Inc.	ALF/SNF	8.1%	7.9%
Ark Post Acute Network	ILF/ALF/SNF	7.5%	7.5%
Ignite Medical Resorts	SNF	7.0%	4.9%
Fundamental Long Term Care Company	SNF/OTH	6.3%	7.7%
Juniper Communities, LLC	ALF/MC	6.1%	5.9%
Encore Senior Living	ALF	5.0%	3.0%

Financing Receivables. During 2023 and 2022, we entered into two joint ventures (“JV”) and contributed into the JVs for the purchase of properties through sale and leaseback transactions. Concurrently, each of these JVs leased the purchased properties back to an affiliate of the seller and provided the seller-lessee with purchase options. We determined that each of these sale and leaseback transactions meet the accounting criteria to be presented as Financing receivables on our Consolidated Balance Sheets and recorded the rental revenue from these properties as Interest income from financing receivables on our Consolidated Statements of Income. See Note 2. Summary of Significant Accounting Policies within our consolidated financial statements for more information. The following tables provide information regarding our investments in financing receivables during the years ended December 31, 2023 and 2022 (dollar amounts in thousands):

		Type	Number	Number
Investment		of	of	of	Gross	LTC
Year	State	Properties	Properties	Beds/Units	Investments	Contributions
2023	NC	ALF/MC	11	523	$121,321	$117,490
2022	FL	SNF	3	299	76,691	61,661
			14	822	$198,012	$179,151

		Type	Initial	Interest Income from Financing Receivables
Lease		of	Contractual	During
Maturity		Properties	Cash Yield	2023	2022
2033	(1)	ALF/MC	7.25%	$9,625	$—
2032	(2)	SNF	7.25%	5,618	1,762
				$15,243	$1,762

(1)	The JV leased these communities back to an affiliate of the seller under a 10-year master lease, with two five-year renewal options. The contractual initial cash yield of 7.25% increases to 7.5% in year three then escalates thereafter based on CPI subject to a floor of 2.0% and a ceiling of 4.0%. The JV provided the seller-lessee with a purchase option to buy up to 50% of the properties at the beginning of the third lease year and the remaining properties at the beginning of the fourth lease year through the end of the sixth lease year, with an exit Internal Rate of Return (“IRR”) of 9.0%. Upon origination we recorded $1.2 million Provision for credit losses equal to 1% of the financing receivable balance related to this investment.

(2)	The JV leased the centers back to an affiliate of the seller under a 10-year master lease, with two five-year renewal options and provided the seller-lessee with a purchase option, exercisable at the beginning of the fourth year through the end of the fifth year.

Mortgage Loans. As part of our strategy of making investments in properties used in the provision of long-term health care services, we provide mortgage financing on such properties based on our established investment underwriting criteria. We have also provided construction loans that by their terms convert into purchase/lease transactions or permanent financing mortgage loans upon completion of construction. The following table summarizes our investments in mortgage loans secured by first mortgages at December 31, 2023 (dollar amounts in thousands):

				Type	Percentage	Number of					Investment
			Gross	of	of				SNF	ALF	per
Interest Rate	Maturity	State	Investment	Property	Investment	Loans (1)	Properties (2)		Beds	Units	Bed/Unit
7.5%	2024	MO	$1,999	OTH	0.4%	1	—	(3)	—	—	$ n/a
7.5%	2024	LA	29,346	SNF	6.1%	1	1		189	—	$155.27
7.5%	2024	GA	51,111	ALF	10.6%	1	1		—	203	$251.78
8.8%	2025	FL	4,000	ALF	0.8%	1	2		—	92	$43.48
7.8%	2025	FL	16,706	ALF	3.4%	1	1		—	112	$149.16
7.3%	2025	NC	10,750	ALF	2.2%	1	1		—	45	$238.89
7.3% (4)	2025	NC/SC	58,331	ALF	12.1%	1	13		—	523	$111.53
7.3% (4)	2026	NC	34,043	ALF	7.1%	1	4		—	217	$156.88
7.3% (4)	2026	NC	826	OTH	0.2%	1	—	(5)	—	—	$—
8.8%	2028	IL	16,500	SNF	3.4%	1	1		150	—	$110.00
10.8% (6)	2043	MI	183,968	SNF	38.2%	1	15		1,875	—	$98.12
9.8% (6)	2045	MI	39,950	SNF	8.3%	1	4		480	—	$83.23
10.1% (6)	2045	MI	19,700	SNF	4.1%	1	2		201	—	$98.01
10.3% (6)	2045	MI	14,850	SNF	3.1%	1	1		146	—	$101.71
Total			$482,080		100.0%	14	46		3,041	1,192	$113.89

(1)	Some loans contain certain guarantees and/or provide for certain facility fees.

(2)	Our mortgage loans are secured by properties located in eight states with eight borrowers.

(3)	Represents a mortgage loan secured by a parcel of land for the future development of a 91-bed post-acute SNF.

(4)	Represents the initial rate. This loan has an IRR of 8%.

(5)	Represents a mortgage loan secured by a parcel of land in North Carolina held for future development of a seniors housing community.

(6)	Mortgage loans provide for 2.25% annual increases in the interest rate after a certain time period.

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

Notes Receivable. Our investment in notes receivable consists of mezzanine loans and other loan arrangements. The following table summarizes our investments in notes receivable at December 31, 2023 (dollar amounts in thousands):

Interest			Type of	Gross			Type of
Rate	IRR	Maturity	Loan	Investment		# of loans	Property
4.0%	—	2024	Working capital	$13,531		1	SNF
5.0%	—	2025	Working capital	732		1	ALF
7.5%	—	2027	Working capital	550		1	ALF
8.0%	11.0%	2027	Mezzanine	25,000		1	ALF
8.8%	12.0%	2028	Mezzanine	17,000		1	ALF
6.5%	—	2030	Working capital	138		1	SNF
7.3%	—	2030	Working capital	500		1	ALF
7.3%	—	2030	Working capital	957		1	ALF
7.0%	—	2031	Working capital	2,693		1	ALF
				$61,101	(1)	9
(1)	Excludes the impact of credit loss reserve.

Unconsolidated Joint Ventures. From time to time, we provide funding to third-party operators for the acquisition, development and construction (“ADC”) of a property. If the ADC arrangement characteristics are more similar to a jointly-owned investment or partnership, we account for the ADC arrangement as an investment in an unconsolidated joint venture under the equity method of accounting. The following table summarizes our investment in unconsolidated joint ventures at December 31, 2023 (dollar amounts in thousands):

Total	Contractual		Type	Number
Preferred	Cash		of	of	Carrying		Type of
Return	Portion	State	Investment	Beds/Units	Value		Property
12%	7%	WA	Preferred Equity	95	$6,340	(1)	ALF/MC
14%	8%	WA	Preferred Equity	267	13,000	(2)	ILF/ALF
				362	$19,340
(1)	Represents a preferred equity interest in an entity that developed and owns a 95-unit ALF and MC in Washington. Our investment represents 15.5% of the total investment. The preferred equity investment earns an initial cash rate of 7% increasing to 9% in year four until the internal rate of return (“IRR”) is 8%. After achieving an 8% IRR, the cash rate drops to 8% with an IRR ranging between 12% to 14%, depending upon timing of redemption. We have the option to require the JV partner to purchase our preferred equity interest at any time between August 17, 2031 and December 31, 2036.

(2)	Represents a preferred equity interest in an entity that developed and owns a 267-unit ILF and ALF in Washington. Our investment represents 11.0% of the estimated total investment. The preferred equity investment earns an initial cash rate of 8% with an IRR of 14%. The JV partner has the option to buy out our investment at any time after August 31, 2023 at the IRR rate. Also, we have the option to require the JV partner to purchase our preferred equity interest at any time between August 31, 2027 and, upon project completion and leasing the property, prior to the end of the first renewal term of the lease.

Investment Policies and Strategies

Our investment policy is to invest primarily in seniors housing and health care properties. Over the past three years, we have underwritten investments in seniors housing communities and health care centers for a total of approximately $547.7 million. Additionally, during the past three years, we have disposed of properties for a total sales price of $202.8 million.

Prior to finalizing an investment, we conduct a comprehensive financial due diligence review and property site review to assess the property’s general physical condition.

Historically our investments have consisted of:

●	fee ownership of seniors housing and skilled nursing properties that are leased to operators;
●	mortgage loans secured by seniors housing and skilled nursing properties; or

●	participation in such investments indirectly through investments in mezzanine loans and real estate partnerships or other entities that themselves make direct investments in such loans or properties.

In evaluating potential investments, we consider factors such as:

●	type of property;
●	location;
●	competition within the local market and evaluation of the impact resulting from any potential new development projects in construction or anticipated to be approved by local authorities;
●	construction quality, condition and design of the property;
●	current and anticipated cash flow of the property and its adequacy to meet operational needs and lease obligations or debt service obligations;
●	experience, reputation and solvency of the operating companies providing services;
●	payor mix of private, managed care, Medicare and Medicaid patients;
●	growth, tax and regulatory environments of the communities in which the properties are located;
●	occupancy and demand for similar properties in the area surrounding the property;
●	Medicaid reimbursement policies and plans of the state in which the property is located;
●	third-party environmental reports, land surveys and market studies (if applicable);
●	energy, water and waste efficiency management practices; and
●	health, safety and wellness practices (air filtration systems, hazardous waste disposal, UV sanitation, etc).

We seek to diversify our portfolio by operator, by property type, and by geography. Our business development team boasts a seasoned roster with decades of collective experience and deep industry relationships. We strive to remain visible and relevant by supporting trade associations, attending and hosting industry conferences and events, speaking on panels and participating in media interviews. We believe these efforts, coupled with relationships will continue to provide investment opportunities in 2024 and beyond.

Our marketing and business development efforts focus on sourcing relationships with regionally based operators and intermediaries to execute on single property or small portfolio transactions that are not broadly marketed by third-party intermediaries. We take this approach because competition for larger, fully marketed portfolios generally results in increased pricing that produces yields below our investment hurdles. This strategy allows us to invest in properties priced at yields that are accretive to our stockholders.

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

CMS also sought input on the effects of direct care staffing requirements to improve long-term care requirements for participation and promote thoughtful, informed staffing plans and decisions within facilities to meet residents’ needs, including maintaining or improving resident function and quality of life. Specifically, CMS sought input on establishing minimum staffing requirements for long-term care facilities. On June 29, 2022, CMS issued updates to guidance on minimum health and safety standards that long-term care facilities must meet to participate in Medicare and Medicaid, and issued new guidance in the State Operations Manual to address issues that significantly affect residents of long-term care facilities. On July 29, 2022, CMS issued a final rule to update SNF rates and policies for fiscal year 2023. CMS estimated that the aggregate impact of the payment policies in the final rule would result in an increase of 2.7%, or approximately $904 million, in Medicare Part A payments to SNFs in fiscal year 2023 compared to fiscal year 2022. CMS also finalized a permanent 5% cap on annual wage index decreases to smooth year-to-year changes in providers’ wage index payments. In addition, CMS indicated that it would continue to review the comments it received in response to its request for information on establishing minimum staffing requirements for long-term care facilities, and that it intended to issue proposed rules on a minimum staffing level measure within one year. On April 4, 2023, CMS issued a proposed rule that would update SNF rates and policies for fiscal year 2024. CMS estimated that the aggregate impact of the payment policies in the proposed rule would result in a net increase of 3.7%, or approximately $1.2 billion, in Medicare Part A payments to SNFs in fiscal year 2024. CMS also indicated that it continued to review the feedback it received from its comment solicitation regarding minimum staffing requirements and that the feedback would be used, along with evidence from its mixed-methods study launched in August 2022 collecting quantitative and qualitative evidence on staffing levels within nursing homes, to inform proposals for minimum direct care staffing requirements in nursing homes in a future rulemaking. On July 31, 2023, CMS issued a final rule to update SNF rates and policies for fiscal year 2024. CMS estimated that the aggregate impact of the payment policies in the final rule would result in a net increase of 4.0%, or approximately $1.4 billion, in Medicare Part A payments to SNFs in fiscal year 2024. In addition, the final rule includes updates to the SNF Quality Reporting Program and the SNF Value-Based Purchasing Program for fiscal year 2024 and future years, including the adoption of a measure intended to address staff turnover, as outlined in the President’s Executive Order 14070 Increasing Access to High-Quality Care and Supporting Caregivers. Finally, the rule finalizes a constructive waiver process to ease administrative burdens for CMS related to processing civil monetary penalty appeals.

On September 1, 2023, CMS issued the Minimum Staffing Standards for Long-Term Care Facilities and Medicaid Institutional Payment Transparency Reporting proposed rule, which seeks to establish comprehensive nurse staffing requirements. The proposed rule consists of three core staffing proposals: (1) minimum nurse staffing standards of 0.55 hours per resident day (“HPRD”) for registered nurses (“RNs”) and 2.45 HPRD for nurse aides (“NAs”); (2) a requirement to have an RN onsite 24 hours a day, seven days a week; and (3) enhanced facility assessment requirements. The proposed rule also includes a staggered implementation approach and possible hardship exemptions for select facilities. The deadline for submission of comments on the proposed rule was November 6, 2023.

There can be no assurance that these rules or future regulations modifying Medicare skilled nursing facility payment rates or other requirements for Medicare and/or Medicaid participation will not have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us.

On March 26, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), sweeping legislation intended to bolster the nation’s response to the COVID-19 pandemic. In addition to offering economic relief to individuals and impacted businesses, the law expanded coverage of COVID-19 testing and preventative services, addressed health care workforce needs, eased restrictions on telehealth services during the crisis, and increased Medicare regulatory flexibility, among many other provisions. Notably, the CARES Act temporarily suspended the 2% across-the-board “sequestration” reduction of all Medicare Fee-For-Service (“FFS”) payments under the Medicare program that had previously been in effect since April 1, 2013, from May 1, 2020 through December 31, 2020, and extended the Medicare sequester requirement through fiscal year 2030. In addition, the law provided $100 billion in grants to eligible health care providers for health care related expenses or lost revenues that are attributable to COVID-19. On April 10, 2020, CMS announced the distribution of $30 billion in funds to Medicare providers based upon their 2019 Medicare fee for service revenues. Eligible providers were required to agree to certain terms and conditions in receiving these grants. In addition, HHS authorized $20 billion of additional funding for providers that have already received funds from the initial distribution of $30 billion. Unlike the first round of funds, which came automatically, providers were required to apply for these additional funds and submit the required supporting documentation, using the online portal provided by HHS. Providers were required to attest to and agree to specific terms and conditions for the use of such funds. HHS expressed a goal of allocating the whole $50 billion proportionally across all providers based on those providers’ proportional share of 2018 net Medicare fee-for-service revenue, so that some providers would not be eligible for additional funds. On May 22, 2020, HHS announced that it had begun distributing $4.9 billion in additional relief funds to SNFs to offset revenue losses and assist nursing homes with additional costs related to responding to the COVID-19 public health emergency and the shipments of personal protective equipment provided to nursing homes by the Federal Emergency Management Agency. On June 9, 2020, HHS announced that it expected to distribute approximately $15 billion to eligible providers that participate in state Medicaid and Children’s Health Insurance Program (“CHIP”) programs and have not received a payment from the Provider Relief Fund General Allocation. On July 22, 2020, HHS announced $5 billion in Provider Relief Funds to Medicare-certified long-term care facilities and state veterans’ homes to build nursing home skills and enhance nursing homes’ response to COVID-19, including enhanced infection control. Nursing homes must participate in the Nursing Home COVID-19 training to be qualified to receive this funding. On August 27, 2020, HHS announced that it had distributed almost $2.5 billion to nursing homes to support increased testing, staffing, and personal protective equipment needs. On September 3, 2020, HHS announced a $2 billion performance-based incentive payment distribution to nursing homes and SNFs. Finally, on October 1, 2020, HHS announced $20 billion in new funding for several types of providers, including those who previously received, rejected, or accepted a general distribution provider relief fund payment. The application deadline for these Phase 3 funds was November 6, 2020.

The Consolidated Appropriations Act, 2021 included a $900 billion COVID-19 relief package, of which $73 billion was allocated to HHS. Notably, the legislation added an additional $3 billion to the Provider Relief Fund included language specific to reporting requirements, and allowed providers to use any reasonable method to calculate lost revenue, including the difference between such provider’s budgeted and actual revenue budget if such budget had been established and approved prior to March 27, 2020. On January 15, 2021, HHS announced that it would be amending the reporting timeline for Provider Relief Funds and indicated that it was working to update the Provider Relief Fund requirements to be consistent with the passage of the Consolidated Appropriations Act, 2021.

On June 11, 2021, HHS issued revised reporting requirements for recipients of Provider Relief Fund payments. The announcement included expanding the amount of time providers would have to report information, aimed to reduce burdens on smaller providers, and extended key deadlines for expending Provider Relief Fund payments for recipients who received payments after June 30, 2020. The revised reporting requirements are applicable to providers who received payments exceeding, in the aggregate, $10,000 during a single Payment Received Period from the Provider Relief Fund General Distributions, Targeted Distributions, and/or Skilled Nursing Facility and Nursing Home Infection Control Distributions. On July 1, 2021, HHS, through the Health Resources and Services Administration (“HRSA”), notified recipients of Provider Relief Fund payments that the Provider Relief Fund Reporting Portal was open for reporting on the use of funds in Reporting Period 1, as described by HHS’s June 11, 2021 update to the reporting requirements. On September 10, 2021, HHS announced a final 60-day grace period of the September 30, 2021 reporting deadline for Provider Relief Funds exceeding $10,000 in aggregate payments received from April 10, 2020 to June 30, 2020. Several reporting periods have concluded to date. Reporting Period 6, for providers who received one or more payments exceeding $10,000, in the aggregate, from July 1, 2022 to December 31, 2022, opened January 1, 2024.

On September 10, 2021, the Biden Administration announced $25.5 billion in new funding for health care providers affected by the COVID-19 pandemic, including $8.5 billion in American Rescue Plan (“ARP”) resources for providers who serve rural Medicaid, CHIP, or Medicare patients, and an additional $17 billion for Phase 4 Provider Relief Funds for a broad range of providers who could document revenue loss and expenses associated with the pandemic, including assisted living facilities that were state-licensed/certified on or before December 31, 2020. Approximately 25% of the Phase 4 allocation was for bonus payments based on the amount and type of services provided to Medicaid, CHIP, and Medicare beneficiaries from January 1, 2019 through September 30, 2020. From December 2021 through April 2022, HRSA continued to distribute Provider Relief Fund payments to eligible providers. On April 10, 2023, President Biden signed into law H.J. Res. 7, which terminated the national emergency related to the COVID-19 pandemic. Separately, the declared public health emergency expired May 11, 2023.

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

Fraud and Abuse Enforcement

Various federal and state laws govern financial and other arrangements between health care providers that participate in, receive payments from, or make or receive referrals in connection with government funded health care programs, including Medicare and Medicaid. These laws, known as the fraud and abuse laws, include the federal anti-kickback statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration directly or indirectly in return for, or to induce, the referral, or arrange for the referral, of an individual to a person for the furnishing of an item or service for which payment may be made under federal health care programs. In addition, the federal physician self-referral law, commonly known as the Stark Law, prohibits physicians and certain other types of practitioners from making referrals for certain designated health services paid in whole or in part by Medicare and Medicaid to entities with which the practitioner or a member of the practitioner’s immediate family has a financial relationship, unless the financial relationship fits within an applicable exception to the Stark Law. The Stark Law also prohibits the entity receiving the referral from seeking payment under the Medicare program for services rendered pursuant to a prohibited referral. Sanctions for violating the Stark Law include civil monetary penalties of up to $29,899 per prohibited service provided, assessments equal to three times the dollar value of each such service provided and exclusion from the Medicare and Medicaid programs. Many states have enacted similar fraud and abuse laws which are not necessarily limited to items and services for which payment is made by federal health care programs. Violations of these laws may result in fines, imprisonment, denial of payment for services, and exclusion from federal and/or other state-funded programs. Other federal and state laws authorize the imposition of penalties, including criminal and civil fines and exclusion from participation in federal health care programs for submitting false claims, improper billing and other offenses. Federal and state government agencies have continued rigorous enforcement of criminal and civil fraud and abuse laws in the health care arena. Our borrowers and lessees are subject to many of these laws, and some of them could in the future become the subject of a governmental enforcement action.

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

As of December 31, 2023, we employed 23 people. Our employees are not members of any labor union, and we consider our relations with our employees to be excellent.

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

We and our operators are subject to risks associated with public health crises, including COVID-19 and other pandemics.

The existence, and effect of public health crises and related government measures to prevent the spread of infectious diseases could adversely impact our company and the financial results of our operators. The operations and occupancy levels at the seniors housing and health care facilities of our lessees and borrowers were adversely affected by COVID-19 and could be further adversely affected by COVID-19 or another pandemic especially if there are infections on a large scale at our properties. The impact of COVID-19 has included, and another pandemic could include, early resident move-outs, our operators delaying accepting new residents due to quarantines, potential occupants postponing moves to our operators’ facilities, and/or hospitals cancelling or significantly reducing elective surgeries thereby reducing the number of people in need of skilled nursing care. Operating costs of our lessees and borrowers also have risen due to the impact of COVID-19, including cost increases in staffing and pay, purchases of additional personal protective equipment (“PPE”), and implementation of additional safety protocols and higher than normal inflationary pressures.

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

Our borrowers and lessees who operate health care facilities are subject to extensive regulation by federal, state and local governments. These laws and regulations are subject to frequent and substantial changes resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law. These changes may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by both government and other third-party payors. These changes may be applied retroactively. The ultimate timing or effect of these changes cannot be predicted. For instance, the Patient Protection and Affordable Care Act, as amended (the “Affordable Care Act”) may be subject to revision, replacement, repeal or expansion. In addition, CMS periodically adopts new regulations, and has proposed minimum staffing standards that would apply to long-term care facilities participating in the Medicare and Medicaid programs. See Item 1. Business—Health Care Regulation. The failure of any borrower of funds from us or lessee of any of our properties to comply with such laws, requirements and regulations could affect its ability to operate its facility or facilities and could adversely affect such lessee’s or borrower’s ability to make lease or debt payments to us.

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

We rely on a few major operators.

During the year ended December 31, 2023, approximately 28.9% of our revenues from leases and interest income from real estate investments were generated from three operators. The failure, inability, or unwillingness of any of these operators to meet their obligations to us could materially reduce our cash flow as well as our results of operations.

Inflation could adversely impact the operating expenses of our tenants.

Inflation, both real or anticipated as well as any resulting governmental policies, could adversely affect the economy and the costs of labor, goods and services to our tenants. Because tenants are typically required to pay all property operating expenses, increases in property-level expenses at our leased and mortgaged properties generally do not directly affect us. Increased operating costs could have an adverse impact on our tenants and borrowers, if increases in their operating expenses exceed increases in their revenue, which may adversely affect our tenants’ and borrowers’ ability to pay rent and interest owed to us. An increase in our tenants’ and borrowers’ expenses and a failure of their revenues to increase at least with inflation could adversely impact our tenants’, borrowers’ and our financial condition and our results of operations.

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

Approximately 64.6% of our revenue for the year ended December 31, 2023, was derived from operating lease rentals. There can be no assurance that a lessee will operate its lease through expiration or that a lessee will exercise an option to renew its lease upon expiration. In such scenarios, there can be no assurance that we would be able to find a suitable replacement operator, re-lease the property on substantially equivalent or better terms than the prior lease, if at all. Additionally, to retain current or attract new operators, we could be asked to provide rent concessions or undertake capital expenditures to improve properties.

Operator financial or legal difficulties could delay or prevent collection of rent.

If a lessee experiences financial or legal difficulties, it could fail to pay us rent when due, assert counterclaims, or seek bankruptcy protection. In the case of a master lease, this risk is magnified, as a default could reduce or eliminate rental revenue from several properties. Over the past three years, some of our operators have had or continue to have financial or legal difficulties resulting in non-payment of rent or bankruptcy. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview—Portfolio Overview—Update on Certain Operators for further discussion. Additionally, the COVID-19 pandemic could continue to cause, financial and legal difficulties for certain of our lessees. If an operator is unable to comply with the terms of its leases, we could be asked to defer rent or be forced to modify the leases in ways that are unfavorable to us. Alternatively, the failure of an operator to perform its obligations under a lease or other agreements with us could force us to declare a default and terminate the lease. There can be no assurance that we would be able to find a suitable replacement operator, re-lease the property on substantially equivalent or better terms than the prior lease, if at all. If a lessee seeks bankruptcy protection, it could delay our efforts to collect past due amounts owed to us under the applicable lease and ultimately preclude collection of all or a portion of those amounts.

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

As a REIT, we are required to distribute at least 90% of our taxable income. Our growth therefore is generally through the investment of new capital in real estate assets. As of December 31, 2023, we had $20.3 million of cash on hand and $97.8 million available under our unsecured revolving line of credit. We also have the ability to access the capital markets through the issuance of $76.0 million of common stock under our equity distribution agreements and an indeterminate amount through the issuance of debt and/or equity securities under an automatic shelf registration statement. We currently believe our liquidity and various sources of available capital are sufficient to fund operations and development commitments, meet debt service obligations, make dividend distributions, and finance potential investments. In the future, however, our ability to access the equity and/or debt markets could be limited. During such times, most of our available capital would be required to meet existing commitments. Limited access to the equity and/or debt markets could negatively impact our growth if we are unable to obtain additional capital, dispose of assets on favorable terms, or acquire health care properties on a competitive basis.

We could incur more debt.

We operate with a policy of incurring debt when it is advisable in the opinion of our Board of Directors. As of December 31, 2023, our indebtedness represented approximately 39.5% of our gross assets. We could incur additional debt by borrowing under our unsecured revolving line of credit, mortgaging properties we own, and/or issuing debt securities in public offerings or private transactions. The degree of indebtedness could affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, or other corporate purposes and make us more vulnerable to a downturn in business or the economy generally.

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

We have in the past and may in the future develop and/or acquire properties in partnerships and similar joint ventures, including those in which we own a preferred interest, when we believe circumstances warrant this type of investment. Our organizational documents do not limit the amount of available funds that we can invest in partnerships or other joint venture structures. As of December 31, 2023, we had eight active joint ventures with a total LTC equity investment of $305.6 million. Investments in partnerships and joint ventures, including limited liability companies, involve risks such as the following:

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

From time to time, we could issue additional shares of our common stock in connection with sales under our equity distribution agreements or other capital market transactions. These issuances could cause your percentage ownership in our common stock to be diluted in the future and could have a dilutive effect on our earnings per share and reduce the value of our common stock. Additionally, our charter authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, powers, privileges, preferences, including preferences over our common stock respecting dividends and distributions, terms of redemption and relative participation, optional or other rights, if any, of the shares of each such series of preferred stock and any qualifications, limitations or restrictions thereof, as our Board of Directors determines. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock.

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

Information systems failures or data breaches could harm our business.

We and our operators rely on information systems to process, transmit, and store financial transactions and records, operator and lease data, and other confidential information. We are not aware of any material losses to our business or results of operations due to information system failures, data breaches, or cybersecurity incidents. However, information systems are vulnerable to threats, failures, breaches, or incidents due to improper functioning and unauthorized access from physical or electronic break-ins, computer viruses, and similar disruptions, including by hackers, foreign governments, and cyber terrorists. This risk has increased since the outbreak of the COVID-19 pandemic as we and our operators have increased reliance on information technology. We and our operators also rely on numerous third-party providers for information technology services, and we and our operators face similar risks relating to these providers. We cannot be certain that their information system and cybersecurity protocols are sufficient to withstand a data breach or cybersecurity incident. The inability to maintain proper function, security, and availability of our and our operators’ information systems and the data maintained in those systems could interrupt our operations, damage our reputation, harm our business relationships, or increase our information systems, cybersecurity and insurance costs. Further, an information system or cybersecurity threat, failure, data breach, or incident on an operator could impact their operations and ability to perform under the terms of their lease with us. While we maintain insurance coverage that may, subject to policy terms and conditions including deductibles, cover specific aspects of information system and cybersecurity risks, such insurance coverage may be insufficient to cover all losses. As information system and cybersecurity risks continue to evolve, we may be required to expend additional resources to continue to enhance our information system and cybersecurity measures and to investigate and remediate any information system and cybersecurity vulnerabilities.

Data privacy security failures or breaches could expose us to regulatory and other liability.

We and our operators are subject to various federal and state laws governing privacy and security of personally identifiable information. Despite safeguards by us and our operators, a data privacy security failure or breach could occur as a result of unintentional or deliberate acts to obtain unauthorized access to information, or to destroy, manipulate, or sabotage data. Information system threats, failures breaches, or incidents also could result in the loss or release of personally identifiable information. A privacy or cybersecurity failure or breach could cause a loss of business, regulatory enforcement, substantial legal liability, and reputational harm. Where the failure or breach affects an operator, this could jeopardize the operator’s ability to fulfill its obligations to us. Further, the adoption of new privacy and cybersecurity laws at the federal and state level could require us and our operators to incur significant compliance costs.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Cybersecurity is an integral part of risk management at our company. Cybersecurity is overseen by LTC’s Board of Directors (the “Board”) and the Audit Committee of the Board (the “Audit Committee”), along with subject matter experts serving our company including our information technology director. Pursuant to its charter, the Audit Committee has the responsibility and duty to review and discuss with management on a regular basis our company’s programs, policies and procedures related to information security and data protection, including data privacy and network security, as they relate to financial reporting. The Board and the Audit Committee receive reports on cybersecurity from management at least quarterly and more often as needed. These reports on cybersecurity typically encompasses the nature and threats, defense and detection capabilities, and training activities at our company.

We routinely provide education, such as simulated phishing campaigns, to our employees to mitigate material risks from cybersecurity threats. This education includes cybersecurity training for new employees and training modules sent monthly to all employees. We also use various authentication technologies and third-party monitoring to mitigate material risks from cybersecurity threats. We annually retain a third-party vendor to test our information systems security and we annually review information systems security protocols of our vendors that interact with our financial data. We maintain insurance coverage that may, subject to policy terms and conditions, including deductibles, cover particular aspects of cybersecurity risk, such as social engineering and computer system fraud. However, it is possible such coverage may not fully insure all future costs or losses associated with all types of cybersecurity incidents such as ransomware.

We are not aware of any material losses to our business or results of operations in the past three years due to information technology systems failures, data breaches, or other cybersecurity incidents.

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

Owned Properties. The following table sets forth certain information regarding our owned properties as of December 31, 2023 (dollars amounts in thousands):

							Remaining
	No. of	No. of	No. of		No. of		Lease		Gross
Location	ALFs	SNFs	Others		Beds/Units	Encumbrances	Term (1)		Investments
Alabama	—	1	—		174	$—	28		$9,910
Arizona	—	3	—		613	—	68		28,496
California	3	1	—		402	—	58		69,717
Colorado	13	—	—		657	—	46		105,420
Florida	1	4	—		516	—	41		40,545
Georgia	1	—	—		70	—	6		14,556
Illinois	5	—	—		418	—	65		88,896
Kansas	8	—	—		431	—	60		58,153
Kentucky	—	2	—		286	—	120		48,716
Michigan	2	—	—	(2)	156	—	16		22,387
Missouri	1	2	—		253	—	78		52,952
Nevada	—	—	1		118	—	14		11,062
New Jersey	3	—	—		166	—	48		59,059
New Mexico	—	5	—		608	—	28		42,581
N. Carolina	5	—	—		210	—	—	(3)	14,339
Ohio	8	2	—		822	—	92		142,669
Oklahoma	5	—	—		184	—	34		11,202
Oregon	2	1	—		266	—	65		38,279
S. Carolina	2	2	—		387	—	24		41,604
Tennessee	—	2	—		141	—	24		5,275
Texas	17	20	—		3,238	—	24		328,467
Virginia	—	4	—		500	—	25		30,209
Wisconsin	7	1	—		690	—	74		114,838
TOTAL	83	50	1		11,306	$—	51		$1,379,332
(1)	Weighted average remaining months in lease term as of December 31, 2023.

(2)	Includes three parcels of land held-for-use.

(3)	Subsequent to December 31, 2023, we transferred these communities, previously operated by Brookdale Senior Living Communities, Inc. (“Brookdale”), to an operator new to LTC. The master lease is for six years at an initial annual rent of $3,300.

The following chart represents the 10 states with the highest percentage of gross investment for our owned properties as of December 31, 2023:

Percent of Gross Investment
Ohio, 10.4%
Wisconsin, 8.3%
Colorado, 7.6%
Illinois, 6.5%
California, 5.1%
New Jersey, 4.3%
Kansas, 4.2%
Missouri, 3.8%
Kentucky, 3.5%
Other states, 22.5%
Texas, 23.8%

The following table sets forth certain information regarding our lease expirations for our owned properties as of December 31, 2023 (dollars amounts in thousands):

									Annualized	% of Annualized
	No. of	No. of		No. of	No. of		No. of		Rental	Rental Income
Year	SNFs	ALFs		Others	Beds/Units		Operators		Income (1)	Expiring
2023	—	22		—	948		1	(2)	$13,362	11.7%
2024	11	11		—	1,995		3		7,786	6.8%
2025	6	10		1	1,447		5		8,836	7.8%
2026	15	5		—	2,073		4		19,393	17.0%
2027	—	9		—	611		3		11,340	10.0%
2028	3	1		—	404		3		4,125	3.6%
2029	5	4		—	1,269		5		9,428	8.3%
2030	1	1		—	168		2		3,386	3.0%
2031	—	17		—	1,146		3		15,430	13.5%
2032	5	—		—	429		1		6,079	5.3%
2033	4	1		—	816		2		14,861	13.0%
TOTAL	50	81	(3)	1	11,306	(3)			$114,026	100.0%
(1)	Represents annualized contractual Generally Accepted Accounting Principles (“GAAP”) rent for leased properties, excluding variable rental income from lessee reimbursement of our real estate taxes for investments as of December 31, 2023.

(2)	Represents a master lease with Brookdale covering 22 ALFs. Subsequent to December 31, 2023, 17 of these ALFs with a total of 738 units were re-leased to Brookdale under a new six-year master lease with an initial annual rent of $9,325. The new master lease commenced in January 2024. The remaining five ALFs were transitioned to an operator new to LTC. These ALFs are located in North Carolina with a total of 210 units. The new six-year master lease commenced in January 2024 at an initial annual rent of $3,300.

(3)	Excludes two closed ALFs located in Colorado and Texas.

Financing Receivables. The following table sets forth certain information regarding our financing receivables as of December 31, 2023 (dollar amounts in thousands):

	Type	Number	Number	Initial	Average			Annualized Interest
	of	of	of	Contractual	Months	Gross	LTC	Income from
State	Properties	Properties	Beds/Units	Cash Yield	to Maturity	Investments	Contributions	Financing Rec
NC	ALF/MC	11	523	7.25%	109	$121,321	$117,490	$9,706
FL	SNF	3	299	7.25%	104	76,691	61,661	5,615
		14	822			$198,012	$179,151	$15,321

Mortgage Loans. The following table sets forth certain information regarding our mortgage loans as of December 31, 2023 (dollars amounts in thousands):

						Average	Original		Current
	No. of	No. of	No. of	No. of	Interest	Months to	Face Amount	Gross	Annual Debt
Location	SNFs (1)	ALFs (1)	OTHs (1)	Beds/ Units	Rate	Maturity	of Mortgage Loans	Investments	Service (2)
Florida	—	3	—	204	7.8%-8.8%	21	$30,456	$20,706	$1,667
Georgia	—	1	—	203	7.5%	9	51,111	51,111	3,886
Illinois	1	—	—	150	8.8%	53	16,500	16,500	1,464
Louisiana	1	—	—	189	7.5%	9	29,346	29,346	2,232
Michigan	22	—	—	2,702	9.8%-10.8%	244	265,443	258,468	27,294
Missouri	—	—	—	—	7.5%	3	1,999	1,999	152
North Carolina (3)	—	17	—	740	7.25%	24	99,005	99,005	7,284
South Carolina (3)	—	1	—	45	7.25%	23	4,945	4,945	369
TOTAL	24	22	—	4,233		140	$498,805	$482,080	$44,348
(1)	Consists of fourteen mortgage loans in eight states with eight borrowers.

(2)	Includes principal and interest payments.

(3)	Represents a single mortgage loan secured by 13 ALFs. The mortgage loan was allocated by state for reporting purposes only.

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

Holders

As of February 8, 2024, we had approximately 396 holders of our common stock, as determined by counting our record holders and the number of participants reflected in a security position listing provided to us by the Depository Trust Company. Because such “DTC participants” are brokers and other institutions holding shares of our common stock on behalf of their customers, we do not know the actual number of unique stockholders represented by these record holders.

Dividend

We declared and paid total cash distributions on common stock as set forth below:

	Declared		Paid
	2023	2022	2023	2022
First quarter	$0.57	$0.57	$0.57	$0.57
Second quarter	$0.57	$0.57	$0.57	$0.57
Third quarter	$0.57	$0.57	$0.57	$0.57
Fourth quarter	$0.57	$0.57	$0.57	$0.57
	$2.28	$2.28	$2.28	$2.28

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

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The National Association of Real Estate Investment Trusts (“NAREIT”), an organization representing U.S. REITs and publicly traded real estate companies, classifies a company with 50% or more of assets directly or indirectly in the equity ownership of real estate as an equity REIT. Accordingly, LTC is considered an equity REIT.

This graph compares the cumulative total stockholder return on our common stock from December 31, 2018 to December 31, 2023 with the cumulative stockholder total return of (1) the Standard & Poor’s 500 Stock Index and (2) the NAREIT Equity REIT Index. The comparison assumes $100 was invested on December 31, 2018 in our common stock and in each of the foregoing indices and assumes the reinvestment of dividends.

LTC Properties, Inc.

Total Return Performance
250
200
150
100
50
Index Value
LTC Properties, Inc.
FTSE NAREIT Equity REITs Index
S&P 500 Index
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23

	Period Ending
Index	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
LTC Properties, Inc.	$100.00	$112.79	$104.27	$97.21	$107.44	$103.95
NAREIT Equity	$100.00	$126.00	$115.92	$166.04	$125.58	$142.83
S&P 500	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21

The stock performance depicted in the above graph is not necessarily indicative of future performance.

The stock performance graph shall not be deemed incorporated by reference into any filing by us under the Securities Act of 1933 or the Securities Exchange Act of 1934 except to the extent that we specifically incorporate such information by reference and shall not otherwise be deemed filed under such Acts.

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

The following graph summarizes our gross investments as of December 31, 2023:

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

Portfolio Overview

The following tables summarize our real estate investment portfolio as of December 31, 2023 (dollar amounts in thousands):

						Twelve Months Ended
						December 31, 2023
		Number of			Percentage			Percentage
	Number of	SNF	ALF	Gross	of	Rental		of Total
Owned Properties	Properties (1)	Beds (2)	Units (2)	Investments	Investments	Revenue		Revenues
Assisted Living	83	—	4,839	$770,509	36.0%	$50,837		28.3%
Skilled Nursing	50	6,113	236	596,818	27.9%	58,989		32.8%
Other (3)	1	118	—	12,005	0.6%	998		0.6%
Total Owned Properties	134	6,231	5,075	1,379,332	64.5%	110,824	(5)	61.7%

		Number of			Percentage	Interest Income		Percentage
	Number of	SNF	ALF	Gross	of	from Financing		of Total
Financing Receivables	Properties (1)	Beds	Units	Investments	Investments	Receivable		Revenues
Assisted Living	11	—	523	121,321	5.7%	9,625		5.4%
Skilled Nursing	3	299	—	76,691	3.6%	5,618		3.1%
Total Financing Receivables	14	299	523	198,012	9.3%	15,243		8.5%

		Number of			Percentage	Interest Income		Percentage
	Number of	SNF	ALF	Gross	of	from Mortgage		of Total
Mortgage Loans	Properties (1)	Beds	Units	Investments	Investments	Loans		Revenues
Assisted Living	22	—	1,192	174,941	8.2%	12,827		7.1%
Skilled Nursing	24	3,041	—	304,314	14.2%	34,686		19.3%
Other (4)	—	—	—	2,825	0.1%	212		0.1%
Total Mortgage Loans	46	3,041	1,192	482,080	22.5%	47,725		26.5%

		Number of			Percentage	Interest		Percentage
	Number of	SNF	ALF	Gross	of	and other		of Total
Notes Receivable	Properties (1)	Beds	Units	Investments	Investments	Income		Revenues
Assisted Living	6	—	751	47,432	2.2%	3,926		2.2%
Skilled Nursing	—	—	—	13,669	0.6%	558		0.3%
Total Notes Receivable	6	—	751	61,101	2.8%	4,484	(6)	2.5%

		Number of			Percentage	Income from		Percentage
	Number of	SNF	ALF	Gross	of	Unconsolidated		of Total
Unconsolidated Joint Ventures	Properties (1)	Beds	Units	Investments	Investments	Joint Ventures		Revenues
Assisted Living	2	—	362	19,340	0.9%	1,504		0.8%
Total Unconsolidated Joint Ventures	2	—	362	19,340	0.9%	1,504		0.8%

Total Portfolio	202	9,571	7,903	$2,139,865	100.0%	$179,780		100.0%

	Number	Number of			Percentage
	of	SNF	ALF	Gross	of
Summary of Properties by Type	Properties (1)	Beds (2)	Units (2)	Investments	Investments
Assisted Living	124	—	7,667	$1,133,543	53.0%
Skilled Nursing	77	9,453	236	991,492	46.3%
Other (3) (4)	1	118	—	14,830	0.7%
Total Portfolio	202	9,571	7,903	$2,139,865	100.0%
(1)	We have investments in owned properties, properties we own accounted for as financing receivables, mortgage loans, notes receivable and unconsolidated joint ventures in 26 states to 30 different operators.

(2)	See Item 2. Properties for discussion of bed/unit count.

(3)	Includes three parcels of land held-for-use and one behavioral health care hospital.

(4)	Includes one parcel of land in Missouri securing a first mortgage held for future development of a post-acute SNF and one parcel of land in North Carolina securing a first mortgage held for future development of a seniors housing community.

(5)	Excludes $13,469 variable rental income from lessee reimbursement of our real estate taxes and $3,057 rental income from sold properties.

(6)	Excludes $1,723 interest income from paid-off mezzanine loans and working capital notes.

As of December 31, 2023, we had $1.7 billion in carrying value of net investments, consisting of $1.0 billion or 56.7% invested in owned and leased properties, $196.0 million or 11.3% invested in properties we own accounted for as financing receivables, $477.3 million or 27.4% invested in mortgage loans secured by first mortgages, $60.5 million or 3.5% in notes receivable and $19.3 million or 1.1% in unconsolidated joint ventures.

Rental income, income from financing receivables and interest income from mortgage loans represented 64.6%, 7.7% and 24.2%, respectively, of Total revenues on the Consolidated Statements of Income for the year ended December 31, 2023. In most instances, our lease structure, which pertains to owned properties and those properties we own accounted for as financing receivables, contains fixed annual rental escalations and/or annual rental escalations that are contingent upon changes in the Consumer Price Index. Certain leases have annual rental escalations that are contingent upon changes in the gross operating revenues of the property. This revenue is not recognized until the appropriate contingencies have been resolved.

For the year ended December 31, 2023, we recognized a $2.1 million straight-line rental adjustment reflecting higher cash rent received than recorded as rental income and $0.8 million in amortization and write-off of lease incentives. For the remaining leases in place at December 31, 2023, assuming no modification or replacement of existing leases and no new leased investments are added to our portfolio, except for the potential subsequent lease extensions and the leases reported below under Update on Certain Operators, we currently expect that the non-cash straight-line rent portion of rental income will increase from negative $2.1 million in 2023 to negative $2.5 million for projected annual 2024. The negative non-cash straight-line portion of rental income represents higher cash rent projected to be received than recorded as rental income. Our cash rental income is projected to increase from $130.2 million in 2023 to $131.7 million for projected annual 2024. At December 31, 2023, the straight-line rent receivable balance on the consolidated balance sheet was $19.6 million.

Many of our existing leases contain renewal options that, if exercised, could result in the amount of rent payable upon renewal being greater or less than that currently being paid.

Terminated Lease

During 2023, Brookdale Senior Living Communities, Inc. (“Brookdale”) elected not to exercise its renewal option under a master lease that matured on December 31, 2023. See Update on Certain Operators below for discussion regarding the Brookdale portfolio.

Lease Renewals and Extensions

(a)	a master lease covering two skilled nursing centers that was scheduled to mature in 2023 was renewed at the contractual rate for another five years extending the maturity to November 2028. The centers have a total of 216 beds and are located in Florida.
(b)	a master lease covering two skilled nursing centers that was scheduled to mature in 2023 was renewed for another two years extending the maturity to December 2025. The master lease was renewed at the contractual annual cash rent of $1.8 million increasing 2.5% per year. As amended, this master lease provides the lessee with a purchase option available through December 31, 2024. The centers have a total of 141 beds and are located in Tennessee.
(c)	a master lease covering three skilled nursing centers that was scheduled to mature in 2024 was renewed at the contractual rate for another five years extending the maturity to August 2029. The centers have a total of 613 beds and are located in Arizona.

Subsequent to December 31, 2023, a master lease covering 11 skilled nursing centers that was scheduled to mature in January 2024 was renewed for seven months extending the maturity to August 2024. The master lease was renewed at the current annualized rent of $8.0 million, or $4.7 million for seven months in 2024. The centers have a total of 1,444 beds and are located in Texas.

Transitioned Portfolios

During 2023, we transitioned a portfolio of eight assisted living communities with 500 units in Illinois, Ohio and Michigan to Encore Senior Living (“Encore”). We agreed to provide assistance in the second quarter of 2023 to the former operator of this portfolio and as part of transition, we received repayment of $1.2 million of deferred rent which represents $0.9 million of April and May 2023 deferred rent and $0.3 million of unrecorded deferred rent provided in 2022. Cash rent under the new two-year lease with Encore is based on mutually agreed upon fair market rent.

Subsequent to December 31, 2023, we transitioned two assisted living communities, which are located in Georgia and South Carolina with a total of 159 units, to an operator new to LTC. The new two-year master lease commenced on January 1, 2024, and provides two one-year extension periods. Cash rent is zero for the first six months. Thereafter, cash rent is based on mutually agreed upon fair market rent.

Some of our lease agreements provide purchase options allowing the lessees to purchase the properties they currently lease from us. See Item 8. FINANCIAL STATEMENTS— Note 5. Real Estate Investments. Owned Properties for a table that includes information about purchase options included in our lease agreements.

Update on Certain Operators

Anthem Memory Care

Anthem Memory Care (“Anthem”) operates 11 memory care communities under a master lease and was placed in default in 2017 resulting from Anthem’s partial payment of its minimum rent. However, we did not enforce our rights and remedies pertaining to the event of default, under the stipulation that Anthem achieves sufficient performance and pays agreed upon rent. Anthem increased their rent payment every year between 2017 and 2021. During the second and third quarter of 2022, we agreed to a certain temporary rent reduction totaling $1.5 million. During the fourth quarter of 2022, we received payment of Anthem’s $1.5 million temporary rent reduction and a return to Anthem’s previously agreed upon rent of $0.9 million per month. Anthem paid us the agreed upon annual cash rent of $10.8 million in 2022 and 2023. During the fourth quarter of 2023, the Anthem master lease was amended to set 2024 rent at $10.8 million.

During the first quarter of 2023, we transitioned a 60-unit memory care community located in Ohio to Anthem under a new two-year lease. Under the new two-year lease, no rent was paid through May 2023 after which cash rent is based on mutually agreed upon fair market rent. We received $105,000 from Anthem under this lease and expect to receive $240,000 during 2024.

Brookdale Senior Living Communities, Inc

As discussed above, Brookdale elected not to exercise its renewal option under a master lease that matured on December 31, 2023. The 35-property assisted living portfolio was apportioned as follows:

●	We re-leased 17 communities with a total of 738 units to Brookdale under a new master lease. This new master lease includes six properties in Colorado, six properties in Texas, four in Kansas and one in Ohio. The new master lease, which commenced in January 2024, is for six years at an initial annual rent of $9.3 million, escalating by approximately 2% annually. The lease includes a purchase option that can be exercised in 2029. We also agreed to fund $7.2 million for capital expenditures for the first two and a half years of the lease at an initial rate of 8.0%, escalating by approximately 2.0% annually thereafter;

●	Five communities in Oklahoma, with a total of 184 units, were transferred and are now being operated by an existing LTC operator. The new master lease, which commenced in November 2023, is for three years, with one four-year extension, at an initial annual rent of $960,000, increasing to $984,000 in the second year, and $1.2 million in the third year. Additionally, the new master lease includes a purchase option that can be exercised starting in November 2027 through October 2029 if the lessee exercises its four-year extension option;

●	Five communities in North Carolina, with a total of 210 units, were transferred and are now being operated by an operator new to us. The new master lease, which commenced in January 2024, is for six years at an initial annual rent of $3.3 million, escalating 3.0% annually thereafter; and

●	Eight communities across three states including four in Florida, three in South Carolina and one in Oklahoma with a total of 341 units, were sold for $28.0 million. We received proceeds of $23.2 million, net of transaction costs and seller financing. We provided seller financing collateralized by two of the Florida properties, with a total of 92 units. The $4.0 million seller-financed mortgage loan is two years, with a one-year extension, at an interest rate of 8.75%.

Prestige Healthcare

Prestige Healthcare (“Prestige”) operates 22 skilled nursing centers located in Michigan secured under four mortgage loans and two skilled nursing centers located in South Carolina under a master lease. Prestige is our largest operator based upon revenues and assets representing 16.6% of our total revenues and 14.3% of our total assets as of December 31, 2023. During the second quarter of 2023, we agreed to defer up to $1.5 million, or up to $0.3 million per month for May through September 2023, in interest payments due on one of Prestige’s mortgage loans secured by 15 skilled nursing centers in Michigan. We deferred $0.6 million and $0.9 million in interest payments during the second and third quarter of 2023, respectively.

During the fourth quarter of 2023, we amended the mortgage loan with Prestige which was subject to the previously agreed upon interest deferral. Effective January 1, 2024, the minimum mortgage interest payment due to us is based on an annual current pay rate of 8.5% on the outstanding loan balance of $183.3 million. The current contractual interest rate on the loan of 10.8% remains unchanged. The amendment also provides us the right to draw on Prestige’s security to pay the difference between the contractual rate and current pay rate. We received all 2023 contractual interest of $19.5 million due from Prestige after applying $3.4 million of its security. Full contractual interest has been paid on the loan through February 2024 and we expect to receive full contractual cash interest through 2025. Subsequent to December 31, 2023, Prestige increased the security from its receipt of retro-active Medicaid funds. Accordingly, we currently hold security of $4.0 million. Additional retro-active Medicaid payments received by Prestige in 2024 will be remitted to us as security.

Other Operators

During the year ended December 31, 2023, we provided $2.6 million of abated rent to the same operator for which we have been providing assistance. During 2023, we received $0.3 million of rental income and expect to receive the same $0.3 million in 2024.

During the third quarter of 2022, a portfolio of 12 assisted living communities was temporarily transitioned to an existing operator under a two-year master lease. The temporary transition allowed us to find a more permanent solution for the portfolio as follows:

●	Two of the properties located in Mississippi and Florida were sold during 2023;
●	One community located in Texas is being negotiated for transition to another operator new to LTC;
●	Five communities located in Texas are expected to be sold for $1.6 million under an agreement signed subsequent to December 31, 2023;
●	Two communities located in Texas are being considered for sale for alternative uses. One of these properties is closed and the other is expected to be closed; and
●	Two of the communities located in Georgia and South Carolina were transitioned to an operator new to us subsequent to December 31, 2023. The lease term is two years with two one-year extension options. The initial rent for the first six months is zero, after which rent will be based on mutually agreed upon fair market rent. The master lease includes a purchase option than can be exercised in 2027 if the two one-year extensions are exercised.

In conjunction with the ongoing negotiations related to this portfolio, during the fourth quarter of 2023, we wrote-off a $3.6 million note receivable related to this master lease. Further, we recorded an impairment loss of $3.3 million to reduce the carrying value of seven of the Texas communities which were being negotiated for sale. As of December 31, 2023, these communities did not meet the criteria to be classified as held-for-sale.

2023 Transactions Overview

The following tables summarizes our transactions in 2023 (dollar amounts in thousand):

Investment in Owned Properties

During 2023, we entered into a $54.1 million joint venture (“JV”) and contributed $45.0 million into the JV that purchased an independent living, assisted living and memory care campus in Ohio. Under the JV agreement, the seller, our JV partner, has the option to purchase the campus between the third and fourth lease years for LTC’s allocation of the JV investment plus an IRR of 9.75%. The campus was leased to Encore under a 10-year term with an initial yield of 8.25% on LTC’s allocation of the JV investment. We committed to fund $2.1 million of lease incentives under the Encore lease of which $1.5 million was funded during 2023.

Investment in Improvement Projects

Amount
Assisted Living Communities	$3,112
Skilled Nursing Centers	6,487
Other	87
Total	$9,686

Sold Properties

	Type	Number	Number
	of	of	of	Sales	Carrying	Net
State	Properties	Properties	Beds/Units	Price	Value	Gain (Loss) (1)
Florida	ALF	5	246	$23,600	$9,084	$13,327
Kentucky	ALF	1	60	11,000	10,720	57
Mississippi	ALF	1	67	1,650	1,639	(220)
New Jersey	ALF	1	39	2,000	1,552	266
New Mexico	SNF	2	235	21,250	5,523	15,287
Nebraska	ALF	3	117	2,984	2,934	—
Oklahoma	ALF	1	37	800	777	11
Pennsylvania	ALF	2	130	11,128	6,054	4,860
South Carolina	ALF	3	128	8,409	4,446	3,708
		19	1,059	$82,821	$42,729	$37,296
(1)	Calculation of net gain (loss) includes cost of sales and write-off of straight-line rent receivable and lease incentives, when applicable.

Financing Receivables

		Type	Number	Number	Initial	Average
		of	of	of	Contractual	Months	Gross	LTC
State		Properties	Properties	Beds/Units	Cash Yield	to Maturity	Investments	Contributions
NC	(1)	ALF/MC	11	523	7.25%	109	$121,321	$117,490
(1)	The JV leased these communities back to an affiliate of the seller under a 10-year master lease, with two five-year renewal options. The contractual initial cash yield of 7.25% increases to 7.5% in year three then escalates thereafter based on CPI subject to a floor of 2.0% and a ceiling of 4.0%. The JV provided the seller-lessee with a purchase option to buy up to 50% of the properties at the beginning of the third lease year and the remaining properties at the beginning of the fourth lease year through the end of the sixth lease year, with an exit Internal Rate of Return (“IRR”) of 9.0%. Upon origination we recorded $1.2 million Provision for credit losses equal to 1% of the financing receivable balance related to this investment.

Investment in Mortgage Loans

	Amount
Originations and funding under mortgage loans receivable	$97,058	(1)
Application of interest reserve	1,722
Scheduled principal payments received	(10,351)
Mortgage loan premium amortization	(7)
Provision for loan loss reserve	(884)
Net increase in mortgage loans receivable	$87,538
(1)	We originated the following during 2023:

(a)	$10,750 mortgage loan secured by a 45-unit MC located in North Carolina. The loan carries a two-year term with an interest-only rate of 7.25% and an IRR of 9.0%;

(b)	$51,111 mortgage loan investment secured by a 203-unit ILF, ALF and MC located in Georgia. We acquired a participating interest owned by existing lenders for $42,251 in addition to converting our $7,461 mezzanine loan in the property into a participating interest in the mortgage loan. The mortgage loan matures in October 2024 and our investment is at an initial rate of 7.5% with an IRR of 7.75%. We recorded $1,380 of additional interest income in connection with the effective prepayment of the mezzanine loan in the first quarter of 2023;

(c)	$16,500 senior loan for the purchase of a 150-bed Medicare focused SNF in Illinois. The mortgage loan matures in June 2028 and our investment is at an interest rate of 8.75%;

(d)	$4,947 of contractual additional funding under existing mortgage loans receivable;

(e)	$13,750 of seller financing collateralized by four ALFs. $9,750 was repaid subsequently and two ALFs were released from collateral. The net $4,000 seller-financed mortgage loan is for two-years, with a one-year extension, at the interest rate of 8.75%; and

(f)	$19,500 mortgage loan commitment for the construction of an 85-unit ALF and MC in Michigan. The borrower contributed $12,100 of equity which will initially fund the construction. Once all of the borrower’s equity has been drawn, we will begin funding the commitment. The loan term is approximately three years at a rate of 8.75%, and includes two, one-year extensions, each of which is contingent on certain coverage thresholds.

Investment in Notes Receivable

	Amount
Advances under notes receivable	$20,377	(1)
Principal payments received under notes receivable	(14,687)	(2)
Write-off of notes receivable	(3,561)	(3)
Provision for credit losses	(22)
Net increase in notes receivable	$2,107
(1)	We originated a mezzanine loan to recapitalize an existing 130-unit ILF/ALF/MC in Georgia and construction of 89 additional units. The loan term is five years at an initial yield of 8.75% and an IRR of 12.0%.

(2)	We received $4,545, which includes a prepayment fee and the exit IRR totaling $190 from a mezzanine loan prepayment. The mezzanine loan was on a 136-unit ILF in Oregon. Additionally, another $7,461 mezzanine loan was effectively prepaid through converting it as part of our $51,111 investment in a participating interest in an existing mortgage loan that is secured by a 203-unit ALF, ILF and MC located in Georgia. We recorded $1,380 of interest income in connection with the effective prepayment of the mezzanine loan.

(3)	We wrote-off an uncollectible working capital note.

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

The following table reflects our recent historical trends of concentration risk (gross investment, in thousands):

	12/31/23	9/30/23	6/30/23	3/31/23	12/31/22
Asset mix:
Real property	$1,379,332	$1,405,848	$1,421,260	$1,389,222	$1,410,705
Financing receivables	198,012	198,033	198,056	198,077	76,767
Loans receivable	482,080	478,344	476,739	457,524	393,658
Notes receivable	61,101	63,693	46,412	46,936	58,973
Unconsolidated joint ventures	19,340	19,340	19,340	19,340	19,340
Real estate investment mix:
Assisted living communities	$1,133,543	$1,149,589	$1,146,827	$1,113,096	$951,441
Skilled nursing centers	991,492	987,877	987,188	970,300	980,401
Other (1)	14,830	14,792	14,792	14,703	14,601
Under development	—	13,000	13,000	13,000	13,000
Operator mix:
ALG Senior	$298,816	$310,789	$307,891	$326,288	$192,699
Prestige Healthcare (1)	272,465	272,767	272,818	271,904	271,476
Encore Senior Living	179,753	179,430	179,153	57,101	57,101
HMG Healthcare, LLC	178,422	176,644	176,285	176,285	175,835
Anthem Memory Care, LLC	156,312	156,054	155,867	155,629	139,176
Remaining operators	1,054,097	1,069,574	1,069,793	1,123,892	1,123,156
Geographic mix:
Texas	$328,467	$329,545	$328,517	$328,442	$327,490
Michigan	—	281,159	281,210	280,294	280,389
North Carolina	234,665	234,665	233,301	232,841	99,646
Ohio	142,669	142,483	142,206	87,693	87,569
Florida	137,941	146,178	146,019	159,461	158,892
Remaining states	1,015,266	1,031,228	1,030,554	1,022,368	1,005,457
(1)	As of December 31, 2023, we have three parcels of land. These parcels are located adjacent to properties securing the Prestige Healthcare mortgage loan and are managed by Prestige.

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

Balance Sheet Metrics

	Year Ended		Quarter Ended
	12/31/23		12/31/23			9/30/23			6/30/23			3/31/23			12/31/22
Debt to gross asset value	39.5%		39.5%		(1)	42.1%			42.1%		(5)	41.0%		(5)	37.4%
Debt to market capitalization ratio	39.2%		39.2%		(2)	41.8%		(3)	41.1%		(3)	38.3%		(6)	34.4%
Interest coverage ratio (8)	3.4	x	3.3	x		3.2	x	(4)	3.5	x		3.6	x	(7)	4.4	x
Fixed charge coverage ratio (8)	3.4	x	3.3	x		3.2	x	(4)	3.5	x		3.6	x	(7)	4.4	x
(1)	Decreased due to decrease in outstanding debt partially offset by decrease in gross asset value.

(2)	Decreased due to decrease in outstanding debt and increase in market capitalization from issuance of common stock.

(3)	Increased due to decrease in market capitalization and increase in outstanding debt.

(4)	Decreased due to increase in interest expense partially offset by increase in interest income from mortgage loans and other notes receivable.

(5)	Increased due to increase in outstanding debt partially offset by increase in gross asset value.

(6)	Increased due to increase in outstanding debt.

(7)	Decreased due to increase in interest expense.

(8)	In calculating our interest coverage and fixed charge coverage ratios above, we use EBITDAre, which is a financial measure not derived in accordance with GAAP (non-GAAP financial measure). EBITDAre and Adjusted EBITDAre are not alternatives to net income, operating income or cash flows from operating activities as calculated and presented in accordance with GAAP. You should not rely on EBITDAre and Adjusted EBITDAre as a substitute for any such GAAP financial measures or consider it in isolation, for the purpose of analyzing our financial performance, financial position or cash flows. Net income is the most directly comparable GAAP measure to EBITDAre and Adjusted EBITDAre.

	Year to Date		Quarter Ended
	12/31/23		12/31/23		9/30/23		6/30/23		3/31/23		12/31/22
Net income	$91,462		$28,670		$22,627		$6,604		$33,561		$18,198
Less: Gain on sale	(37,296)		(16,751)		(4,870)		(302)		(15,373)		(21)
Add: Impairment loss	15,775		3,265		—		12,076		434		2,136
Add: Interest expense	47,014		12,419		12,674		11,312		10,609		8,830
Add: Depreciation and amortization	37,416		9,331		9,499		9,376		9,210		9,294
EBITDAre	$154,371		$36,934		$39,930		$39,066		$38,441		$38,437
Add: Non-recurring one-time items	3,823		3,561	(1)	—		—		262	(2)	—
Adjusted EBITDAre	$158,194		$40,495		$39,930		$39,066		$38,703		$38,437

Interest expense	$47,014		$12,419		$12,674		$11,312		$10,609		$8,830

Interest coverage ratio	3.4	x	3.3	x	3.2	x	3.5	x	3.6	x	4.4	x

Interest expense	$47,014		$12,419		$12,674		$11,312		$10,609		$8,830
Total fixed charges	$47,014		$12,419		$12,674		$11,312		$10,609		$8,830

Fixed charge coverage ratio	3.4	x	3.3	x	3.2	x	3.5	x	3.6	x	4.4	x
(1)	Represents the write-off of an uncollectible working capital note during the fourth quarter of 2023.

(2)	Represents $1,832 provision for credit losses related to the $121,321 acquisition accounted for as a financing receivable and $61,900 of mortgage loan partially offset by $1,570 exit IRR income related to the payoff of two mezzanine loans.

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

Operating Results

Year ended December 31, 2023 compared to year ended December 31, 2022 (in thousands):

	Years ended December 31,
	2023		2022		Difference
Revenues:
Rental income	$127,350		$128,244		$(894)	(1)
Interest income from financing receivables	15,243		1,762		13,481	(2)
Interest income from mortgage loans	47,725		40,600		7,125	(3)
Interest and other income	6,926		4,547		2,379	(4)
Total revenues	197,244		175,153		22,091

Expenses:
Interest expense	47,014		31,437		(15,577)	(5)
Depreciation and amortization	37,416		37,496		80
Impairment loss	15,775	(6)	3,422	(7)	(12,353)
Provision for credit losses	5,678		1,528		(4,150)	(8)
Transaction costs	1,144		828		(316)
Property tax expense	13,269		15,486		2,217	(9)
General and administrative expenses	24,286		23,706		(580)	(10)
Total expenses	144,582		113,903		(30,679)

Other operating income:
Gain on sale of real estate, net	37,296	(11)	37,830	(12)	(534)
Operating income	89,958		99,080		(9,122)
Income from unconsolidated joint ventures	1,504		1,504		—
Net income	91,462		100,584		(9,122)
Income allocated to non-controlling interests	(1,727)		(560)		(1,167)	(13)
Net income attributable to LTC Properties, Inc.	89,735		100,024		(10,289)
Income allocated to participating securities	(587)		(580)		(7)
Net income available to common stockholders	$89,148		$99,444		$(10,296)
(1)	Decreased due to decrease in property tax revenue and decrease in rental income from property sales partially offset by increase in rental income from acquisitions and annual rent escalations.

(2)	Increased due to revenue from the acquisition of 11 ALFs and MCs located in North Carolina for $121,321 during the first quarter of 2023 and the acquisition of three SNFs located in Florida for $75,825 during the third quarter of 2022. In accordance with ASC 842, these transactions are accounted for as financing receivables. See Note 5. Real Estate Investments within our consolidated financial statements for more information.

(3)	Increased primarily due to mortgage loan originations during the first and second quarter of 2023 and the second quarter of 2022, interest escalations and additional funding under mortgage loans.

(4)	Increased primarily due to origination of a $17,000 mezzanine loan during the third quarter of 2023, prepayment fees received in connection with the payoff of two mezzanine loans during the first quarter of 2023 partially offset by lower income from loan payoffs.

(5)	Increased primarily due to higher interest rates and higher outstanding balance on our revolving line of credit primarily used for investing.

(6)	Related to seven ALFs in Texas, two ALFs in Florida and one ALF in Mississippi.

(7)	Related to one ALF in Kentucky, one ALF in Florida and a closed MC located in Florida.

(8)	Increased due to the $3,561 write-off of an uncollectable working capital loan and more originations during 2023 compared to 2022.

(9)	Decreased primarily due to property tax reassessment and properties sold partially offset by acquisitions.

(10)	Increased due to higher compensation charges and increases in overall costs due to inflationary pressures.

(11)	Represents the aggregate net gain on sale related to 19 ALFs located in Florida (five), Kentucky (one), Mississippi (one), Nebraska (three), New Jersey (one), Oklahoma (one), Pennsylvania (two) and South Carolina (three) and two SNFs in New Mexico during 2023.

(12)	Represents the aggregate net gain on sale related to three ALFs (one located in Virginia and two located in California), one SNF located in California and a closed SNF in Texas.

(13)	Increase due to our investment into two joint ventures during 2023.

Year ended December 31, 2022 compared to year ended December 31, 2021 (in thousands):

	Years ended December 31,
	2022		2021		Difference
Revenues:
Rental income	$128,244		$121,125		$7,119	(1)
Interest Income from financing receivables	1,762		—		1,762	(2)
Interest income from mortgage loans	40,600		32,811		7,789	(3)
Interest and other income	4,547		1,386		3,161	(4)
Total revenues	175,153		155,322		19,831

Expenses:
Interest expense	31,437		27,375		(4,062)	(5)
Depreciation and amortization	37,496		38,296		800	(6)
Impairment loss	3,422		—		(3,422)	(7)
Provision for credit losses	1,528		1,021		(507)	(8)
Transaction costs	828		4,433		3,605	(9)
Property tax expense	15,486		15,392		(94)
General and administrative expenses	23,706		21,460		(2,246)	(10)
Total expenses	113,903		107,977		(5,926)

Other operating income:
Gain on sale of real estate, net	37,830	(11)	7,462	(12)	30,368
Operating income	99,080		54,807		44,273
Income from unconsolidated joint ventures	1,504		1,417		87
Net income	100,584		56,224		44,360
Income allocated to non-controlling interests	(560)		(363)		(197)
Net income attributable to LTC Properties, Inc.	100,024		55,861		44,163
Income allocated to participating securities	(580)		(458)		(122)
Net income available to common stockholders	$99,444		$55,403		$44,041
(1)	Increased primarily due to rent received from transitioned portfolios, lease termination fee income of $1,181 received in connection with the sale of a 74-unit ALF, rental income from acquisitions, completed development projects and annual rent escalations partially offset by property sales.

(2)	Represents revenue from the acquisition of three SNFs located in Florida for $75,825. In accordance with ASC 842, this transaction is presented as Financing Receivables on our Consolidated Statements of Balance Sheet. See Note 5. Real Estate Investments within our consolidated financial statements for more information.

(3)	Increased primarily due to mortgage loan originations during 2022 and 2021 fourth quarter.

(4)	Increased primarily due to a mezzanine loan origination during the first quarter of 2022 and third quarter of 2021 and additional funding under working capital loans partially offset by loan payoffs.

(5)	Increased primarily due to the origination of two $50,000 term loans in the fourth quarter of 2021, issuance of $75,000 senior unsecured notes during the second quarter of 2022 and higher interest rates on our line of credit in 2022.

(6)	Decreased due to property sales.

(7)	Related to two ALFs in Kentucky and Florida and a closed MC located in Florida.

(8)	Increased primarily due to the financing receivables origination, as discussed in (2) above, mortgage and mezzanine loan originations and capital improvement funding offset by scheduled principal paydowns.

(9)	Decreased primarily due to settlement and related fees paid to a former operator during 2021.

(10)	Increased due to conference sponsorships and travel, property maintenance expense for closed properties, higher incentive compensation charges and increase in overall costs due to inflationary pressures.

(11)	Represents the aggregate net gain on sale related to three ALFs located in Virginia and California, one SNF located in California and a closed SNF in Texas.

(12)	Represents the aggregate net gain on sale related to one SNF in Washington, three operational ALFs in Wisconsin and two closed ALFs in Nebraska and Florida.

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

The following table reconciles net income available to common stockholders to FFO attributable to common stockholders (unaudited, amounts in thousands, except per share amounts):

	For the Year Ended December 31,
	2023	2022	2021
GAAP net income available to common stockholders	$89,148	$99,444	$55,403
Add: Depreciation and amortization	37,416	37,496	38,296
Add: Impairment loss	15,775	3,422	—
Add: Loss on unconsolidated joint ventures	—	—	—
Less: Gain on sale of real estate, net	(37,296)	(37,830)	(7,462)
NAREIT FFO attributable to common stockholders	105,043	$102,532	$86,237
NAREIT FFO attributable to common stockholders per share:
Effect of dilutive securities:
Add: Participating securities	587	580	—
NAREIT Diluted FFO attributable to common stockholders	$105,630	$103,112	$86,237

Weighted average shares used to calculate NAREIT FFO per share:
Shares for basic net income per share	41,272	39,894	39,156
Effect of dilutive securities:
Performance-based stock units	86	173	—
Participating securities	256	229	—
Total effect of dilutive securities	342	402	—
Shares for diluted net income per share	41,614	40,296	39,156

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

Purchase Price Allocation

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

Liquidity and Capital Resources

Sources and Uses of Cash

As of December 31, 2023, we had a total of $20.3 million of cash and cash equivalents, $97.8 million available under our unsecured revolving line of credit and the potential ability to access the capital markets through the issuance of $76.0 million of common stock under our Equity Distribution Agreements. Furthermore, we have the ability to access the capital markets through the issuance of debt and/or equity securities under an automatic shelf registration statement.

We believe that our current cash balance, cash flow from operations available for distribution or reinvestment, our borrowing capacity and our potential ability to access the capital markets are sufficient to provide for payment of our current operating costs, meet debt obligations and pay common dividends at least sufficient to maintain our REIT status and repay borrowings at, or prior to, their maturity. The timing, source and amount of cash flows used by financing and investing activities are sensitive to the capital markets’ environment, especially to changes in interest rates. In addition, the slow recovery from the effects of the COVID-19 pandemic and inflationary pressure have adversely affected and are expected to continue to adversely affect our operators’ business, results of operations, cash flows and financial condition which could, in turn, adversely affect our financial position.

The operating results of the properties will be impacted by various factors over which the operators/owners may have no control. Those factors include, without limitation, the health of the economy, inflation pressures, employee availability and cost, changes in supply of or demand for competing seniors housing and health care facilities, ability to hire and maintain qualified staff, ability to control rising operating costs, and the potential for significant reforms in the health care industry, and the ongoing impact of COVID-19 and related occupancy challenges faced by our industry. In addition, our future growth in net income and cash flow may be adversely impacted by various proposals for changes in the governmental regulations and financing of the health care industry or the impact of any other infectious disease and epidemic outbreaks. We cannot presently predict what impact these potential events may have, if any. We believe that adequate provision has been made for the possibility of loans proving uncollectable but we will continually evaluate the financial status of the operations of the seniors housing and health care properties. In addition, we will monitor our borrowers and the underlying collateral for mortgage loans and will make future revisions to the provision, if considered necessary.

Depending on our borrowing capacity, compliance with financial covenants, ability to access the capital markets, and the payment of dividends may be negatively impacted. We continuously evaluate the availability of cost-effective capital and believe we have sufficient liquidity for our current dividend, corporate expenses and additional capital investments in 2024.

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

	Year Ended December 31,		Change
Net Cash provided by (used in):	2023	2022	$
Operating activities	$104,403	$105,586	$(1,183)
Investing activities	(174,912)	(119,949)	(54,963)
Financing activities	80,416	19,581	60,835
Increase in cash and cash equivalents	9,907	5,218	4,689
Cash and cash equivalents, beginning of period	10,379	5,161	5,218
Cash and cash equivalents, end of period	$20,286	$10,379	$9,907

Debt Obligations

Unsecured Credit Facility. We have an unsecured credit agreement (the “Credit Agreement”) that provides for an aggregate commitment of the lenders of up to $500.0 million comprising of a $400.0 million revolving credit facility (the “Revolving Line of Credit”) and two $50.0 million term loans (the “Term Loans”). The Credit Agreement permits us to request increases to the Revolving Line of Credit and Term Loans commitments up to a total of $1.0 billion. The Term Loans mature on November 19, 2025 and November 19, 2026. The Revolving Line of Credit had a maturity date of November 19, 2025 and provided a one-year extension option at our discretion, subject to customary conditions. During the fourth quarter of 2022, we entered into the First Amendment to Third Amended and Restated Credit Agreement to replace LIBOR with SOFR, plus a credit spread adjustment of 10 basis points (“Adjusted SOFR”), as the reference rate for purpose of calculating interest under the agreement. Other material terms of the Credit Agreement remained unchanged. Further, subsequent to December 31, 2023, we entered into a Second Amendment to Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”) to accelerate the one-year extension option notice to January 4, 2024. Concurrently, we exercised our option to extend the maturity date of the Credit Agreement, as amended to November 19, 2026.

Based on our leverage at December 31, 2023, the Revolving Line of Credit provides for interest annually at Adjusted SOFR plus 115 points and a facility fee of 20 basis point and the Term Loans provide for interest annually at Adjusted SOFR plus 135 points.

Interest Rate Swap Agreement. In connection with entering into the Term Loans as discussed above, we entered into two receive variable/pay fixed interest rate swap agreements (“Interest Rate Swaps”) with maturities of November 19, 2025 and November 19, 2026, respectively, that will effectively lock-in the forecasted interest payments on the Term Loan borrowings over the four and five year terms of the loans. The Interest Rate Swaps are considered cash flow hedges and are recorded on our Consolidated Balance Sheets at fair value, with changes in the fair value of these instruments recognized in Accumulated other comprehensive income (loss) on our Consolidated Balance Sheets. In connection with entering into the First Amendment to Third Amended and Restated Credit Agreement discussed above, we entered into amendments to our Interest Rate Swaps to account for SOFR as the updated reference rate in the First Amendment to Third Amended and Restated Credit Agreement. During 2023, we recorded a $2.6 million decrease in fair value of Interest Rate Swaps.

Senior Unsecured Notes. We have senior unsecured notes held by institutional investors with interest rates ranging from 3.66% to 5.03%. The senior unsecured notes mature between 2024 and 2033.

The debt obligations by component as of December 31, 2023 are as follows (dollar amounts in thousands):

	Applicable		Available
	Interest	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing
Revolving line of credit (2)	6.66%	$302,250	$97,750
Term loans, net of debt issue costs	2.74%	99,658	—
Senior unsecured notes, net of debt issue costs	4.20%	489,409	—
Total	4.87%	$891,317	$97,750
(1)	Represents weighted average of interest rate as of December 31, 2023.

(2)	Subsequent to December 31, 2023, we repaid $30,500 under our unsecured revolving line of credit. Accordingly, we have $271,750 outstanding and $128,250 available for borrowing under our unsecured revolving line of credit. Additionally, we exercised our option to extend the maturity date of our Credit Agreement to November 19, 2026.

Our debt borrowings and repayments during the year ended December 31, 2023, are as follows (in thousands):

Debt Obligations	Borrowings	Repayments
Revolving line of credit	$277,450	$(105,200)	(1)
Senior unsecured notes	—	(49,160)
Total	$277,450	$(154,360)
(1)	Subsequent to December 31, 2023, we repaid $30,500 under our unsecured revolving line of credit. Accordingly, we have $271,750 outstanding and $128,250 available for borrowing under our unsecured revolving line of credit.

Equity

Non-controlling Interests. We have entered into partnerships to develop and/or own real estate. Given that our limited members do not have substantive kick-out rights, liquidation rights, or participation rights, we have concluded that the partnerships are VIEs. Since we exercise power over and receive benefits from the VIEs, we are considered the primary beneficiary. Accordingly, we consolidate the VIEs and record the non-controlling interests at cost. As of December 31, 2023, we have the following consolidated VIEs (in thousands):

					Gross
Investment			Property		Consolidated	Non-Controlling
Year	Purpose		Type	State	Assets (1)	Interests
2023	Owned real estate	(2)	ILF/ALF/MC	OH	$54,717	$9,134
2023	Owned real estate	(3)	ALF/MC	NC	121,321	3,831
2022	Owned real estate	(4)	SNF	FL	76,691	14,325
2018	Owned real estate		ILF	OR	14,650	2,907
2018	Owned real estate and development		ALF/MC	OR	18,452	1,246
2017	Owned real estate and development	(5)	ILF/ALF/MC	WI	22,007	2,305
2017	Owned real estate		ALF/MC	SC	11,680	1,240
Total					$319,518	$34,988
(1)	Includes the total real estate investments and excludes intangible assets.

(2)	During the second quarter of 2023, we entered into a JV that purchased an ILF/ALF/MC in Ohio with a total of 242 units. For more information see Note 5. Real Estate Investments —Acquisitions.

(3)	During the first quarter of 2023, we entered into a JV that purchased 11 ALFs and MCs with a total of 523 units. For more information regarding this transaction See Note 5. Real Estate Investments —Financing Receivables.

(4)	During 2022, we entered into a JV that purchased three SNFs with a total of 299 beds. For more information regarding this transaction see Note 5. Real Estate Investments —Financing Receivables.

(5)	Subsequent to December 31, 2023, we sold our interest in this JV for $23,120, which includes repayment of $1,814 of abated rent and $563 of deferred rent, as well as the payoff of a $550 note receivable. The JV owns a 110-unit community in Wisconsin. At December 31, 2023, this community was classified as held-for-sale. See Note 5. Real Estate Investments— Properties Held-for-Sale.

At December 31, 2023, we had 43,021,593 shares of common stock outstanding, equity on our balance sheet totaled $916.3 million and our equity securities had a market value of $1.4 billion. During the year ended December 31, 2023, we declared and paid $94.8 million of cash dividends.

Common Stock. We have separate equity distribution agreements (collectively, “Equity Distribution Agreements”) to offer and sell, from time to time, up to $200.0 million in aggregate offering price of our common shares. The Equity Distribution Agreements provide for sales of common shares to be made by means of ordinary brokers’ transactions, which may include block trades, or transactions that are deemed to be “at the market” offerings. During the year ended December 31, 2023, we sold 1,658,400 shares of common stock for $53.7 million in net proceeds under our Equity Distribution Agreements. In conjunction with the sale of common stock, we incurred $0.8 million costs associated with this agreement which have been recorded in additional paid in capital as a reduction of proceeds received. At December 31, 2023, we had $76.0 million available under our equity distribution agreement. Subsequent to December 31, 2023, we sold 91,100 shares of common stock for $2.9 million in net proceeds under our Equity Distribution Agreements. Accordingly, we have $73.1 million available under our Equity Distribution Agreements.

During 2023, we acquired 43,933 shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations. Subsequent to December 31, 2023, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of January, February and March 2024, payable on January 31, February 29 and March 29, 2024, respectively, to stockholders of record on January 23, February 21, and March 21, 2024, respectively.

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

Restricted Stock and Performance-based Stock Units. During 2023, we granted 232,887 shares of restricted common stock and performance-based stock units under the 2021 Plan as follows:

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

At December 31, 2023, the remaining compensation expense to be recognized related to the future service period of unvested outstanding restricted common stock and performance-based stock units are as follows (dollar amounts in thousands):

Remaining
Compensation
Vesting Date	Expense
2024	$6,026
2025	3,238
2026	356
Total	$9,620

Stock Options. We did not issue any stock options during the year ended December 31, 2023. At December 31, 2023, we have 5,000 stock options outstanding and exercisable.

Material Cash Requirements

We monitor our contractual obligations and commitments detailed above to ensure funds are available to meet obligations when due. The following table represents our long-term contractual obligations (scheduled principal payments and amounts due at maturity) as of December 31, 2023, excluding the effects of interest and debt issue costs (in thousands):

	Total		2024	2025		2026	2027	2028	Thereafter
Revolving line of credit	$302,250	(1)	$—	$302,250	(2)	$—	$—	$—	$—
Term loans	100,000		—	50,000		50,000	—	—	—
Senior unsecured notes	490,660		49,160	49,500		51,500	54,500	55,000	231,000
	$892,910		$49,160	$401,750		$101,500	$54,500	$55,000	$231,000
(1)	Subsequent to December 31, 2023, we repaid $30,500 under our unsecured revolving line of credit. Accordingly, we have $271,750 outstanding and $128,250 available for borrowing under our unsecured revolving line of credit.

(2)	Subsequent to December 31, 2023, we exercised our option to extend the maturity date of our Credit Agreement to November 19, 2026.

The following table represents our projected interest expense based on current interest rates as of year-end, excluding capitalized interest, amortization of debt issue costs and bank fees, as of December 31, 2023 (in thousands):

	Total	2024	2025		2026	2027	2028	Thereafter
Revolving line of credit	$39,022	$21,273	$17,749	(1)	$—	$—	$—	$—
Term loans	6,659	2,785	2,618		1,256	—	—	—
Senior unsecured notes	93,001	19,492	17,281		15,218	13,154	10,306	17,550
	$138,682	$43,550	$37,648		$16,474	$13,154	$10,306	$17,550
(1)	Subsequent to December 31, 2023, we exercised our option to extend the maturity date of our Credit Agreement to November 19, 2026.

Also, see Item 8. FINANCIAL STATEMENTS— Note 11. Commitments and Contingencies within our consolidated financial statements for additional information regarding our contractual commitments.

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

We do not utilize forward or option contracts, or foreign currencies or commodities, or other types of derivative financial instruments, with exception of interest rate swaps, nor do we engage in “off-balance sheet” transactions. The purpose of the following disclosure is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of December 31, 2023.

Our future earnings, cash flows and estimated fair values relating to financial instruments are dependent upon prevalent market rates of interest, such as SOFR or term rates of U.S. Treasury Notes. Changes in interest rates generally impact the fair value, but not future earnings or cash flows, of mortgage loans receivable and fixed rate debt. Our mortgage loans receivable and debt, such as our senior unsecured notes, are primarily fixed-rate instruments. Also, we have two interest rate swap agreements to effectively lock-in the forecasted interest payments on our term loans which are based on SOFR. For variable rate debt, such as our revolving line of credit, changes in interest rates generally do not impact the fair value but do affect future earnings and cash flows. As of December 31, 2023, the interest rates for 66.1% of our consolidated borrowings were fixed or swap-fixed with interest rate swaps. As of December 31, 2023, the interest expense for our variable rate borrowings that are not hedged would increase by $3.1 million per year for every 1% increase in the related benchmark interest rate.

At December 31, 2023, the fair value of our financing receivables using a 7.6% discount rate was approximately $199.2 million. A 1% increase in such rate would decrease their estimated fair value by $6.3 million while a 1% decrease in such rate would increase their value by $6.6 million. At December 31, 2023, the fair value of our mortgage loans receivable using a 9.2% discount rate was approximately $555.0 million. A 1% increase in such rate would decrease the estimated fair value of our mortgage loans by approximately $32.0 million while a 1% decrease in such rate would increase their estimated fair value by approximately $36.3 million. At December 31, 2023, the fair value of our notes receivable using a 6.9% discount rate approximately $67.9 million. A 1% increase in such rate would decrease the estimated fair value of our notes receivable by approximately $1.9 million. while a 1% decrease in such rate would increase their estimated fair value by approximately $2.0 million. At December 31, 2023, the fair value of our senior unsecured notes using a 6.5% discount rate for those maturing before year 2030 and 6.75% discount rate for those maturing at or beyond year 2030 was approximately $439.9 million. A 1% increase in such rate would decrease the estimated fair value of our senior unsecured notes by approximately $17.0 million while a 1% decrease in such rate would increase their estimated fair value by approximately $18.0 million. These discount rates were measured based upon management’s estimates of rates currently prevailing for comparable loans available to us and instruments of comparable maturities.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of LTC Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LTC Properties, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 15, 2024 expressed an unqualified opinion thereon.

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

Impairment of Real Property Investments
Description of the Matter

At December 31, 2023, the carrying value of the Company’s real property investments was $1.0 billion. As discussed in Note 2 of the consolidated financial statements, the real property investments are periodically evaluated for impairment when events or changes in circumstances indicate that the assets may be impaired or the carrying amount of the assets may not be recoverable. When impairment indicators are identified, the Company evaluates whether the carrying value of the related assets are recoverable from future undiscounted cash flows.

Auditing the Company’s evaluation of whether its real estate investments are recoverable was complex and involved a high degree of subjectivity in evaluating management’s assumptions in estimating undiscounted future cash flows as they are based on assumptions about future market and economic conditions. The estimation required in the undiscounted future cash flow assumptions includes the Company’s probability-weighting of various scenarios such as modifying the lease with the existing operator, identifying a replacement operator, or sale of the real property investment in addition to assumptions of rental revenues, capitalization rates and expected hold periods.

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

For real property investments with identified indicators of impairment, we performed audit procedures over the Company’s estimation of the real property investments’ undiscounted future cash flows. For example, we compared significant assumptions used to estimate future cash flows to the Company’s historical accounting records or to available market data. We also tested the mathematical accuracy of management’s forecasted cash flows.  Additionally, for certain assumptions, we assess management’s sensitivity analyses to evaluate the changes in the undiscounted cash flows of the real property investments that would result from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1992.

Los Angeles, California

February 15, 2024

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2023	2022
ASSETS
Investments:
Land	$121,725	$124,665
Buildings and improvements	1,235,600	1,273,025
Accumulated depreciation and amortization	(387,751)	(389,182)
Operating real estate property, net	969,574	1,008,508
Properties held-for-sale, net of accumulated depreciation: 2023—$3,616; 2022—$2,305	18,391	10,710
Real property investments, net	987,965	1,019,218
Financing receivables, net of credit loss reserve: 2023—$1,980; 2022—$768	196,032	75,999
Mortgage loans receivable, net of credit loss reserve: 2023—$4,814; 2022—$3,930	477,266	389,728
Real estate investments, net	1,661,263	1,484,945
Notes receivable, net of credit loss reserve: 2023—$611; 2022—$589	60,490	58,383
Investments in unconsolidated joint ventures	19,340	19,340
Investments, net	1,741,093	1,562,668

Other assets:
Cash and cash equivalents	20,286	10,379
Debt issue costs related to revolving line of credit	1,557	2,321
Interest receivable	53,960	46,000
Straight-line rent receivable	19,626	21,847
Lease incentives	2,607	1,789
Prepaid expenses and other assets	15,969	11,099
Total assets	$1,855,098	$1,656,103
LIABILITIES
Revolving line of credit	$302,250	$130,000
Term loans, net of debt issue costs: 2023—$342; 2022—$489	99,658	99,511
Senior unsecured notes, net of debt issue costs: 2023—$1,251; 2022—$1,477	489,409	538,343
Accrued interest	3,865	5,234
Accrued expenses and other liabilities	43,649	32,708
Total liabilities	938,831	805,796
EQUITY
Stockholders’ equity:
Common stock: $0.01 par value; 60,000 shares authorized; shares issued and outstanding: 2023—43,022; 2022—41,262	430	412
Capital in excess of par value	991,656	931,124
Cumulative net income	1,634,395	1,544,660
Accumulated other comprehensive income	6,110	8,719
Cumulative distributions	(1,751,312)	(1,656,548)
Total LTC Properties, Inc. stockholders’ equity	881,279	828,367
Non-controlling interests	34,988	21,940
Total equity	916,267	850,307
Total liabilities and equity	$1,855,098	$1,656,103

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Rental income	$127,350	$128,244	$121,125
Interest income from financing receivables	15,243	1,762	—
Interest income from mortgage loans	47,725	40,600	32,811
Interest and other income	6,926	4,547	1,386
Total revenues	197,244	175,153	155,322
Expenses:
Interest expense	47,014	31,437	27,375
Depreciation and amortization	37,416	37,496	38,296
Impairment loss	15,775	3,422	—
Provision for credit losses	5,678	1,528	1,021
Transaction costs	1,144	828	4,433
Property tax expense	13,269	15,486	15,392
General and administrative expenses	24,286	23,706	21,460
Total expenses	144,582	113,903	107,977
Other operating income:
Gain on sale of real estate, net	37,296	37,830	7,462
Operating income	89,958	99,080	54,807
Income from unconsolidated joint ventures	1,504	1,504	1,417
Net income	91,462	100,584	56,224
Income allocated to non-controlling interests	(1,727)	(560)	(363)
Net income attributable to LTC Properties, Inc.	89,735	100,024	55,861
Income allocated to participating securities	(587)	(580)	(458)
Net income available to common stockholders	$89,148	$99,444	$55,403

Earnings per common share:
Basic	$2.16	$2.49	$1.41
Diluted	$2.16	$2.48	$1.41

Weighted average shares used to calculate earnings per common share:
Basic	41,272	39,894	39,156
Diluted	41,358	40,067	39,156

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$91,462	$100,584	$56,224
Unrealized gain (loss) on cash flow hedges before reclassification	1,178	9,181	(172)
Gains reclassified from accumulated other comprehensive income to interest expense	(3,787)	(290)	—
Comprehensive income	88,853	109,475	56,052
Less: Comprehensive income allocated to non-controlling interests	(1,727)	(560)	(363)
Comprehensive income attributable to LTC Properties, Inc.	$87,126	$108,915	$55,689

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per share amounts)

			Capital in	Cumulative			Total	Non-
	Common Stock		Excess of	Net	Accumulated	Cumulative	Stockholders’	controlling	Total
	shares	Amount	Par Value	Income	OCI	Distributions	Equity	Interests	Equity
Balance—December 31, 2020	39,242	$392	$852,780	$1,388,775	$—	$(1,474,545)	$767,402	$8,404	$775,806
Issuance of restricted stock	110	1	(1)	—	—	—	—	—	—
Net income	—	—	—	55,861	—	—	55,861	363	56,224
Stock-based compensation expense	—	—	7,760	—	—	—	7,760	—	7,760
Vesting of performance-based stock units, including the payment of distributions	109	1	(1)	—		(764)	(764)	—	(764)
Non-controlling interest contributions	—	—	—	—	—	—	—	9	9
Non-controlling interest distributions	—	—	—	—	—	—	—	(363)	(363)
Common stock cash distributions ($2.28 per share)	—	—	—	—	—	(89,730)	(89,730)	—	(89,730)
Cash paid for taxes in lieu of common shares	(87)	—	(3,573)	—	—	—	(3,573)	—	(3,573)
Fair market valuation adjustment for interest rate swap	—	—	—	—	(172)	—	(172)	—	(172)
Other	—	—	(70)	—	—	—	(70)	—	(70)
Balance—December 31, 2021	39,374	394	856,895	1,444,636	(172)	(1,565,039)	736,714	8,413	745,127
Issuance of common stock	1,792	18	67,625	—	—	—	67,643	—	67,643
Issuance of restricted stock	135	1	(1)	—	—	—	—	—	—
Net income	—	—	—	100,024	—	—	100,024	560	100,584
Stock-based compensation expense	—	—	7,964	—	—	—	7,964	—	7,964
Non-controlling interest contributions	—	—	—	—	—	—	—	14,375	14,375
Non-controlling interest distributions	—	—	—	—	—	—	—	(1,406)	(1,406)
Common stock cash distributions ($2.28 per share)	—	—	—	—	—	(91,509)	(91,509)	—	(91,509)
Cash paid for taxes in lieu of common shares	(39)	(1)	(1,354)	—	—	—	(1,355)	—	(1,355)
Fair market valuation adjustment for interest rate swap	—	—	—	—	8,891	—	8,891	—	8,891
Other	—	—	(5)	—	—	—	(5)	(2)	(7)
Balance—December 31, 2022	41,262	412	931,124	1,544,660	8,719	(1,656,548)	828,367	21,940	850,307
Issuance of common stock	1,658	17	53,671	—	—	—	53,688	—	53,688
Issuance of restricted stock	146	1	(1)				—	—	—
Net income	—	—	—	89,735	—	—	89,735	1,727	91,462
Stock-based compensation expense	—	—	8,481	—	—	—	8,481	—	8,481
Non-controlling interest contributions	—	—	—	—	—	—	—	12,965	12,965
Non-controlling interest distributions	—	—	—	—	—	—	—	(1,644)	(1,644)
Common stock cash distributions ($2.28 per share)	—	—	—	—	—	(94,764)	(94,764)	—	(94,764)
Cash paid for taxes in lieu of common shares	(43)	—	(1,619)	—	—	—	(1,619)	—	(1,619)
Fair market valuation adjustment for interest rate swap	—	—	—	—	(2,609)	—	(2,609)	—	(2,609)
Other	(1)	—	—	—	—	—	—	—	—
Balance—December 31, 2023	43,022	$430	$991,656	$1,634,395	$6,110	$(1,751,312)	$881,279	$34,988	$916,267

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022	2021
OPERATING ACTIVITIES:
Net income	$91,462	$100,584	$56,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,416	37,496	38,296
Stock-based compensation expense	8,481	7,964	7,760
Impairment loss	15,775	3,422	—
Gain on sale of real estate, net	(37,296)	(37,830)	(7,462)
Income from unconsolidated joint ventures	(1,504)	(1,504)	(1,417)
Income distributions from unconsolidated joint ventures	56	351	—
Straight-line rental adjustment (income)	2,078	1,369	(467)
Exchange of prepayment fee for participating interest in mortgage loan	(1,380)	—	—
Adjustment for collectability of lease incentives and rental income	26	256	758
Amortization of lease incentives	773	877	608
Provision for credit losses	5,678	1,528	1,021
Application of interest reserve	(1,939)	(6,192)	(150)
Amortization of debt issue costs	1,205	1,139	1,122
Other non-cash items, net	95	113	—
Change in operating assets and liabilities
Lease incentives funded	(1,627)	(418)	(824)
Increase in interest receivable	(9,283)	(7,173)	(6,776)
(Decrease) increase in accrued interest payable	(1,369)	1,489	(471)
Net change in other assets and liabilities	(4,244)	2,115	2,962
Net cash provided by operating activities	104,403	105,586	91,184
INVESTING ACTIVITIES:
Investment in real estate properties	(43,759)	(51,817)	—
Investment in real estate developments	—	(105)	—
Investment in real estate capital improvements	(9,686)	(8,994)	(6,298)
Proceeds from sale of real estate, net	66,274	72,620	43,627
Investment in financing receivables	(112,712)	(61,747)	—
Investment in real estate mortgage loans receivable	(72,230)	(40,732)	(88,955)
Principal payments received on mortgage loans receivable	10,351	1,175	1,175
Investments in unconsolidated joint ventures	—	—	(5,676)
Advances and originations under notes receivable	(20,377)	(37,192)	(16,353)
Principal payments received on notes receivable	7,227	6,843	2,694
Net cash used in investing activities	(174,912)	(119,949)	(69,786)
FINANCING ACTIVITIES:
Borrowings from revolving line of credit	277,450	194,000	204,400
Borrowings from term loans	—	—	100,000
Repayment of revolving line of credit	(105,200)	(174,900)	(183,400)
Proceeds from issuance of senior unsecured notes	—	75,000	—
Principal payments on senior unsecured notes	(49,160)	(48,160)	(47,160)
Proceeds from common stock issued	53,777	68,156	—
Distributions paid to stockholders	(94,764)	(91,509)	(90,494)
Contribution from non-controlling interests	—	50	9
Distributions paid to non-controlling interests	—	(487)	(363)
Financing costs paid	(68)	(1,208)	(3,358)
Cash paid for taxes in lieu of shares upon vesting of restricted stock	(1,619)	(1,355)	(3,573)
Other	—	(6)	(70)
Net cash provided by (used in) financing activities	80,416	19,581	(24,009)
Increase (decrease) in cash and cash equivalents	9,907	5,218	(2,611)
Cash and cash equivalents, beginning of period	10,379	5,161	7,772
Cash and cash equivalents, end of period	$20,286	$10,379	$5,161

Supplemental disclosure of cash flow information:
Interest paid	$47,178	$28,809	$26,724

See accompanying notes.

1. The Company

LTC Properties, Inc. (“LTC” or the “Company”), a Maryland corporation, commenced operations on August 25, 1992. LTC is a real estate investment trust (“REIT”) that invests primarily in seniors housing and health care properties primarily through sale-leasebacks, mortgage financing, joint ventures and structured finance solutions including preferred equity and mezzanine lending. We conduct and manage our business as one operating segment, rather than multiple operating segments, for internal reporting and internal decision-making purposes. Our primary objectives are to create, sustain and enhance stockholder equity value and provide current income for distribution to stockholders through real estate investments in seniors housing and health care properties managed by experienced operators. Our primary seniors housing and health care property classifications include skilled nursing centers (“SNF”), assisted living communities (“ALF”), independent living communities (“ILF”), memory care communities (“MC”) and combinations thereof. We also invest in other (“OTH”) types of properties, such as land parcels, projects under development (“UDP”) and behavioral health care hospitals. ILF, ALF, MC and combinations thereof are included in the ALF classification.

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

Consolidation. At inception, and on an ongoing basis, as circumstances indicate the need for reconsideration, we evaluate each legal entity that is not wholly-owned by us for consolidation, first under the variable interest entity (“VIE”), then under the voting model. Our evaluation considers all of our variable interests, including common or preferred equity ownership, loans, and other participating instruments. The variable interest model applies to entities that meet certain criteria.

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

If a legal entity does not meet the characteristics of a VIE, we evaluate such entity under the voting interest model. Under the voting interest model, we consolidate the entity if we, directly or indirectly, have greater than 50% of the voting shares.

The Financial Accounting Standards Board (the “FASB”) requires the classification of non-controlling interests as a component of consolidated equity in the consolidated balance sheet subject to the provisions of the rules governing classification and measurement of redeemable securities. The guidance requires consolidated net income to be reported at the amounts attributable to both the controlling and non-controlling interests. The calculation of earnings per share will be based on income amounts attributable to the controlling interest.

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

Financing Receivables. As part of our acquisitions, we may from time to time, invest in sale and leaseback transactions. In accordance with Accounting Standards Codification (“ASC”) Topic 842, Leases (“ACS 842”), we are required to determine whether the sale and leaseback transaction qualifies as a sale. ASC 842 clarifies that an option for the seller-lessee to repurchase a real estate asset would generally preclude accounting for the transfer of the asset as a sale. Therefore, a sale and leaseback transaction of real estate that includes a seller-lessee repurchase option is accounted for as a failed sale and leaseback transaction. As a result, the purchased assets of a failed sale and leaseback transaction would be presented as a Financing receivable on our Consolidated Balance Sheets and the rental revenue from these properties is recorded as Interest income from financing receivables on our Consolidated Statements of Income. Furthermore, upon expiration of the purchase option if the purchase option remains unexercised by the seller-lessee, the purchased assets will be reclassified from Financing receivables to Real property investments on our Consolidated Balance Sheets. Financing receivables are recorded on an amortized cost basis.

Mortgage Loans Receivable, Net of Loan Loss Reserve. Mortgage loans receivable we originate are recorded on an amortized cost basis.

Intangible Assets. As previously discussed, we make estimates as part of our allocation of the purchase price of an acquisition to various components of the acquisition based on the fair market value of each component. Occasionally, we may allocate a portion of the purchase price as in-place leases or other intangibles. In the case of the value of in-place leases, we make the best estimates based on the evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during the hypothetical expected lease-up periods, market conditions and costs to execute similar leases.

Working Capital Loans. Our investment in working capital loans consists of loan arrangements with interest ranging between 4.0% and 7.5% and maturities between 2024 and 2031.

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

We evaluate our ADC arrangements first pursuant to ASC Topic 810, Consolidation, to determine whether the ADC arrangement meets the definition of a VIE, as explained above, and whether we are the primary beneficiary. If the ADC arrangement is deemed to be a VIE but we are not the primary beneficiary, or if it is deemed to be a voting interest entity but we do not have a controlling financial interest, we account for our investment in the ADC arrangement using the equity method. Under the equity method, we initially record our investment at cost and subsequently recognize our share of net earnings or losses and other comprehensive income or loss, cash contributions made and distributions received, and other adjustments, as appropriate. Allocations of net income or loss may be subject to preferred returns or allocation formulas defined in operating agreements and may not be according to percentage ownership interests. In certain circumstances where we have a substantive profit-sharing arrangement which provides a priority return on our investment, a portion of our equity in earnings may consist of a change in our claim on the net assets of the underlying JV. Distributions of operating profit from the JVs are reported as part of operating cash flows, while distributions related to a capital transaction, such as a refinancing transaction or sale, are reported as investing activities. Currently we do not have any ADC arrangements.

We periodically perform evaluation of our investment in unconsolidated JVs to determine whether the fair value of each investment is less than the carrying value, and, if such decrease in value is deemed to be other-than-temporary, we write the investment down to its estimated fair value as of the measurement date.

Loan Loss Reserve. ASC Topic 326, Financial Instruments- Credit Losses (“ASC 326”) requires a forward looking “expected loss” model to be used for receivables, held-to-maturity debt, loans, and other instruments. When shared risk characteristics exist, ASC 326 requires a collective basis measurement of expected credit losses of the financial assets.

We determined our Mortgage loans receivable, Financing receivables and Notes receivable are within the scope of this ASC. We utilize the probability of default and discounted cash flow methods to estimate expected credit losses. Additionally, we stress-test the results to reflect the impact of unknown adverse future events including recessions.

We elected not to measure an allowance for expected credit losses on accrued interest receivable under the expected credit loss standard as we have a policy in place to reserve or write off accrued interest receivable in a timely manner through our quarterly review of the loan and property performance. Therefore, we elected the policy to write off accrued interest receivable by recognizing credit loss expense. As of December 31, 2023, the total balance of accrued interest receivable of $53,960,000 was not included in the measurement of expected credit loss. For the years ended December 31, 2023, 2022 and 2021, the Company did not recognize any write-off related to accrued interest receivable.

Accrued incentives. As part of our acquisitions and/or amendments, we may commit to provide contingent payments to our sellers or lessees, upon the properties achieving certain rent coverage ratios. Typically, when the contingent incentive payments are funded, cash rent will increase by the amount funded multiplied by a rate stipulated in the agreement. If it is deemed probable, the contingent payment is recorded as a liability at the estimate fair value calculated using a discounted cash flow analysis and accreted to the settlement amount of the estimated payment date. If the contingent payment is provided to the lessee, the payment is recorded as a lease incentive included in the Prepaid expenses and other assets line item on our Consolidated Balance Sheets and is amortized as a yield adjustment over the life of the lease. The fair value of these contingent liabilities is evaluated on a quarterly basis based on changes in estimates of future operating results and changes in market discount rates. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement.

Impairments. Assets that are classified as held-for-use are periodically evaluated for impairment when events or changes in circumstances indicate that the asset may be impaired or the carrying amount of the asset may not be recoverable through future undiscounted cash flows. Where indicators of impairment exist, the estimation required in the undiscounted future cash flow assumption includes management’s probability-weighting of various scenarios including whether management modifies the lease with the existing operator versus identifying a replacement operator and the assumed market lease rate underlying projected future rental cash flows. In determining fair value, we use current appraisals or other third-party opinions of value and other estimates of fair value such as estimated discounted future cash flows. Based on our assessment, during the years ended December 31, 2023, 2022 and 2021, we recognized impairment losses of $15,775,000, $3,422,000 and $0, respectively, related to our real property investments.

Properties held-for-sale. Properties classified as held-for-sale on the Consolidated Balance Sheets include only those properties available for immediate sale in their present condition and for which management believes that it is probable that a sale of the property will be completed within one year. Properties held-for-sale are carried at the lower of cost or fair value less estimated selling costs. No depreciation expense is recognized on properties held-for-sale once they have been classified as such. Only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include the disposal of a major geographic area, a major line of business, or a major equity method investment. We have not reclassified results of operations for properties disposed as discontinued operations as these disposals do not represent strategic shifts in our operations.

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

The FASB requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. See Note 15. Fair Value Measurements for the disclosure about the fair value of our financial instruments.

Derivative Instruments. As of December 31, 2023, we had two interest rate swaps that were designated as cash flow hedges of interest rate risk with a total notional amount of $100,000,000. See Note 9. Debt Obligations within our consolidated financial statements for further detail on our interest rate swaps. We record cash flow hedges either as an asset or a liability measured at fair value. If hedge accounting is applied to a derivative instrument, the entire change in the fair value of the derivative designated and qualified as cash flow hedge is recorded in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. We estimate the fair value of our interest rate swaps using the assistance of a third-party using inputs that are observable in the market which include forward yield curves and other relevant information. Additionally, we are exposed to credit risk of the counterparty to our interest rate swap agreements in the event of non-performance under the terms of the agreements. We have determined that the majority of the inputs used to value our derivative instruments fall within level 2 of the fair value hierarchy.

In March 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts as the market transitions from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The practical expedients are optional and may be elected over time as reference rate reform activities occur. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848, which defers the sunset date from December 31, 2022 to December 31, 2024.

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

The FASB does not permit recognition of contingent revenue until the contingencies have been resolved. Historically, we have not included contingent rents as income until received and we will continue our historical policy. During the years ended December 31, 2023, 2022 and 2021, we received $56,000, $57,000 and $0, respectively, of contingent rental income. In accordance with ASC 842, Leases, we report real estate taxes that are reimbursed by our operators as Rental income with a corresponding Property tax expense in the Consolidated Statements of Income.

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

As previously discussed under Financing Receivables above, rental income from properties acquired through a sale leaseback, subject to a seller-lessee repurchase option, is recorded as Interest income from financing receivables on our Consolidated Statements of Income. Interest income on financing receivables is recognized using the effective interest method. The recognition of interest income will stop when the Financing receivables are reclassified to Real estate investments if the purchase options remain unexercised upon expiration of the purchase options.

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

For Federal tax purposes, depreciation for a majority of our assets is generally calculated using the straight-line method over a period 27.5 years. Earnings profits, which determine the taxability of distributions to stockholders, use the straight-line method over 30 years. The determination of Federal taxable income differ from net income for financial statement purposes principally due to the treatment of certain investments in joint ventures, timing of interest income, rental income, other expense items, recognition of impairment charges, and depreciable lives and bases of assets. At December 31, 2023, the net tax bases of our depreciable assets exceeded net book basis by $160,372,000 (unaudited) due to the differences previously mentioned.

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

Concentrations of Credit Risk. Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, operating leases on owned properties, financing receivables and mortgage loans receivable. Our financial instruments, operating leases, financing receivables and mortgage loans receivable are subject to the possibility of loss of carrying value as a result of the failure of other parties to perform according to their contractual obligations or changes in market prices which may make the instrument less valuable. We obtain various collateral and other protective rights, and continually monitor these rights, in order to reduce such possibilities of loss. In addition, we provide reserves for potential losses based upon management’s periodic review of our portfolio. See Note 3. Major Operators for further discussion of concentrations of credit risk from our tenants.

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

Stock-Based Compensation. The FASB requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. We use the Black-Scholes-Merton formula to estimate the value of stock options granted to employees. Also, we use the Monte Carlo model to estimate the value of performance-based stock units awarded to employees. These models require management to make certain estimates including stock volatility, expected dividend yield and the expected term. If management incorrectly estimates these variables, the results of operations could be affected. The FASB also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow. Because we qualify as a REIT under the Internal Revenue Code of 1986, as amended, we are generally not subject to Federal income taxation. Therefore, this reporting requirement does not have an impact on the Consolidated Statements of Cash Flows.

Segment Disclosures. The FASB accounting guidance regarding disclosures about segments of an enterprise and related information establishes standards for the manner in which public business enterprises report information about operating segments. Our investment decisions in seniors housing and health care properties, including property lease transactions, financing receivables, mortgage loans, and other investments, are made and resulting investments are managed as a single operating segment for internal reporting and for internal decision-making purposes. Therefore, we have concluded that we operate as a single segment. In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) (“ASU 2023-07”) which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. ASU 2023-07 clarifies that entities with a single reportable segment are subject to both new and existing segment reporting requirements under ASC Topic 280, Segment Reporting (“ASC 280”). ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are evaluating the impact of this ASU on our consolidated financial statements and disclosures.

3. Major Operators

We have one operator from which we derive approximately 10% or more of our total revenues. The following table sets forth information regarding our major operator as of December 31, 2023:

	Number of		Number of		Percentage of
			SNF	ALF	Total	Total
Operator	SNF	ALF	Beds	Units	Revenues (1)	Assets (2)
Prestige Healthcare (3)	24	—	2,820	93	16.6%	14.3%
(1)	Includes total revenues for the twelve months ended December 31, 2023.

(2)	Represents the net carrying value of the mortgage loans and properties we own divided by the Total assets on the Consolidated Balance Sheets.

(3)	The majority of the revenue derived from this operator relates to interest income from mortgage loans.

During 2023, we agreed to defer up to $1,500,000, or up to $300,000 per month for May through September 2023, in interest payments due on one of Prestige Healthcare's mortgage loans secured by 15 skilled nursing centers in Michigan. We deferred $600,000 and $900,000 in interest payments during the second and third quarter of 2023, respectively. During the fourth quarter of 2023, we amended the mortgage loan with Prestige which was subject to the previously agreed upon interest deferral. Effective January 1, 2024, the minimum mortgage interest payment due to us is based on an annual current pay rate of 8.5% on the outstanding loan balance. The current contractual interest rate on the loan of 10.8% remains unchanged. The amendment also provides us the right to draw on Prestige’s security to pay the difference between the contractual rate and current pay rate. We received all 2023 contractual interest of $19,539,000 due from Prestige after applying $3,435,000 of its security. Full contractual interest has been paid on the loan through February 2024 and we expect to receive full contractual cash interest through 2025. Subsequent to December 31, 2023, Prestige increased the security from its receipt of retro-active Medicaid funds. Accordingly, we currently hold security of $3,966,000. Additional retro-active Medicaid payments received by Prestige in 2024 will be remitted to us as security.

Our financial position and ability to make distributions may be adversely affected if Prestige Healthcare, or any of our lessees and borrowers face financial difficulties, including any bankruptcies, inability to emerge from bankruptcy, insolvency, or general downturn in business of any such operator, continuing impact upon services or occupancy levels due to infectious disease outbreaks, or in the event any such operator does not renew and/or extend its relationship with us.

4. Supplemental Cash Flow Information

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Non-cash investing and financing transactions:
Contribution of financing receivables from non-controlling interests	$12,965	$14,325	$—
Exchange of mezzanine loan and related prepayment fee for participating interest in mortgage loan	(8,841)	—	—
Reserves withheld at financing and mortgage loan receivable origination	(5,102)	—	—
Accretion of interest reserve recorded as mortgage loan receivable	1,939	6,192	—
Mortgage loan receivable reserve withheld at origination	1,461	107	298
Seller financing related to property sales	13,750	—	—
Preferred return reserve related to investment in unconsolidated joint ventures	—	351	2,324
Notes receivable reserve withheld at origination	—	—	353
Write-off of notes receivable	(3,561)	—	—
Change in fair value of interest rate swap agreements	2,609	(8,891)	172
Distributions paid to non-controlling interests	1,644	—	—

5. Real Estate Investments

Owned Properties. As of December 31, 2023, we owned 134 health care real estate properties consisting of 83 ALFs, 50 SNFs and one behavioral health care hospital located in 23 states. These properties are operated by 22 operators.

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

Depreciation expense on buildings and improvements, including properties classified as held-for-sale, was $37,303,000, $37,394,000, and $38,192,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

Future minimum base rents receivable under the remaining non-cancelable terms of operating leases excluding the effects of straight-line rent, amortization of lease incentives and renewal options are as follows (in thousands):

Cash
Rent (1)
2024	$118,411
2025	102,414
2026	83,765
2027	79,080
2028	66,556
Thereafter	168,031
(1)	Represents contractual cash rent, except for certain master leases which are based on estimated cash.

Many of our existing leases contain renewal options that, if exercised, could result in the amount of rent receivable upon renewal being greater or less than that currently being paid.

During 2023, Brookdale Senior Living Communities, Inc. (“Brookdale”) elected not to exercise its renewal option under a master lease that matured on December 31, 2023. The 35-property assisted living portfolio was apportioned as follows:

●	We re-leased 17 communities with a total of 738 units to Brookdale under a new master lease. This new master lease includes six properties in Colorado, six properties in Texas, four in Kansas and one in Ohio. The new master lease, which commenced in January 2024, is for six years at an initial annual rent of $9,325,000, escalating by approximately 2% annually. The lease includes a purchase option that can be exercised in 2029. We also agreed to fund $4,500,000 for capital expenditures for the first two years of the lease at an initial rate of 8.0%, escalating by approximately 2.0% annually thereafter;

●	Five communities in Oklahoma, with a total of 184 units, were transferred and are now being operated by an existing LTC operator. The new master lease, which commenced in November 2023, is for three years, with one four-year extension, at an initial annual rent of $960,000, increasing to $984,000 in the second year, and $1,150,000 in the third year. Additionally, the new master lease includes a purchase option that can be exercised starting in November 2027 through October 2029 if the lessee exercises its four-year extension option;

●	Five communities in North Carolina, with a total of 210 units, were transferred and are now being operated by an operator new to us. The new master lease, which commenced in January 2024, is for six years at an initial annual rent of $3,300,000, escalating 3.0% annually thereafter; and

●	Eight communities across three states including four in Florida, three in South Carolina and one in Oklahoma with a total of 341 units, were sold for $27,959,000. We received proceeds of $23,232,000, net of transaction costs and seller financing. We provided seller financing collateralized by two of the Florida properties, with a total of 92 units. The $4,000,000 seller-financed mortgage loan is two years, with a one-year extension, at an interest rate of 8.75%.

Additionally, during 2023, a master lease covering two skilled nursing centers that was scheduled to mature in 2023 was renewed at the contractual rate for another five years extending the maturity to November 2028. The centers have a total of 216 beds and are located in Florida. Also, during 2023, a master lease covering two skilled nursing centers that was scheduled to mature in 2023 was renewed for another two years extending the maturity to December 2025. The master lease was renewed at the contractual annual cash rent of $1,005,000 increasing 2.5% per year. As amended, this master lease provides the lessee with a purchase option available through December 31, 2024. The centers have a total of 141 beds and are located in Tennessee. Further, during 2023, a master lease covering three skilled nursing centers that was scheduled to mature in 2024 was renewed at the contractual rate for another five years extending the maturity to August 2029. The centers have a total of 613 beds and are located in Arizona.

During 2023, we transitioned a portfolio of eight assisted living communities with 500 units in Illinois, Ohio and Michigan to Encore Senior Living (“Encore”). We agreed to provide assistance in the second quarter of 2023 to the former operator of this portfolio and as part of transition, we received repayment of $1,250,000 of deferred rent which represents $934,000 of April and May 2023 deferred rent and $316,000 of unrecorded deferred rent provided in 2022. Cash rent under the new two-year lease with Encore is based on mutually agreed upon fair market rent beginning in September 2023.

Subsequent to December 31, 2023, a master lease covering 11 skilled nursing centers that was scheduled to mature in January 2024 was renewed for seven months extending the maturity to August 2024. The master lease was renewed at the current annualized rent of $8,000,000, or $4,667,000 for seven months in 2024. The centers have a total of 1,444 beds and are located in Texas. Also, subsequent to December 31, 2023, we transitioned two assisted living communities, which are located in Georgia and South Carolina with a combined 159-units, to an operator new to LTC. The new two-year master lease commenced on January 1, 2024, and provides two one-year extension periods. Cash rent is zero for the first six months. Thereafter, cash rent is based on mutually agreed upon fair market rent.

We monitor the collectability of our receivable balances, including deferred rent receivable balances, on an ongoing basis. We write-off uncollectable operator receivable balances, including straight-line rent receivable and lease incentives balances, as a reduction to rental income in the period such balances are no longer probable of being collected. Therefore, recognition of rental income is limited to the lesser of the amount of cash collected or rental income reflected on a straight-line basis for those customer receivable balances deemed uncollectable. We wrote-off straight-line rent receivable and lease incentives balances of $26,000, $256,000 and $758,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

We continue to take into account the current financial condition of our operators, including consideration of the impact of COVID-19, in our estimation of uncollectable accounts and deferred rents receivable at December 31, 2023. We are closely monitoring the collectability of such rents and will adjust future estimations as appropriate as further information becomes known.

The following table summarizes components of our rental income for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	December 31,
Rental Income	2023		2022		2021
Contractual cash rental income	$116,702	(1)	$115,230	(2)	$107,692
Variable cash rental income	13,525	(3)	15,516	(3)	14,332	(3)
Straight-line rent	(2,078)	(4)	(1,369)	(5)	467
Adjustment of lease incentives and rental income	(26)	(6)	(256)	(6)	(758)	(6)
Amortization of lease incentives	(773)		(877)		(608)
Total	$127,350		$128,244		$121,125
(1)	Increased primarily due to rental income from acquisitions and transitioned portfolios, repayment of deferred rent and annual rent escalations, partially offset by sold properties.

(2)	Increased primarily due to rent received from transitioned portfolios, rental income from acquisitions, completed development projects, annual rent escalations, and lease termination fee income of $1,181 received in connection with the sale of a 74-unit ALF partially offset by decreased rent from the sold properties.

(3)	The variable cash rental income for the years ended December 31, 2023, 2022 and 2021 primarily includes reimbursement of real estate taxes by our lessees.

(4)	Decreased primarily due to deferred rent repayment and normal amortization.

(5)	Decreased primarily due to a deferred rent repayment, normal amortization and the impact of the 50% reduction of 2021 rent escalations for those leases accounted for on a straight-line basis.

(6)	Represents straight-line rent receivable and lease incentives write-offs.

Some of our lease agreements provide purchase options allowing the lessees to purchase the properties they currently lease from us. The following table summarizes information about purchase options included in our lease agreements as of December 31, 2023 (dollar amount in thousands):

	Type	Number
	of	of	Gross	Net Book	Option
State	Property	Properties	Investments (1)	Value	Window
California	ALF/MC	2	$38,895	$32,778	2023-2029
Florida	MC	1	7,680	4,611	2029	(2)
Florida	SNF	3	76,690	76,690	2025-2027	(3)
North Carolina	ALF/MC	11	121,321	121,321	2025-2028	(4)
Ohio	MC	1	16,161	13,488	2024-2025
Ohio	ILF/ALF/MC	1	54,717	53,448	2025-2027
Oklahoma	ALF/MC	5	11,202	4,394	2027-2029	(5)
South Carolina	ALF/MC	1	11,680	8,475	2029
Tennessee	SNF	2	5,275	2,263	2023-2024
Texas	SNF	4	52,726	50,388	2027-2029	(6)
Total			$396,347	$367,856
(1)	Gross investments include previously recorded impairment losses, if any.

(2)	During 2023, we recorded an impairment loss of $7,522. See Impairment Loss below for more information.

(3)	During 2022, we entered into a joint venture to purchase three SNFs with a total of 299 beds. The JV leased the properties under a 10-year master lease. For more information regarding this transaction, see Financing Receivables below.

(4)	During 2023, we entered into a JV that purchased 11 ALFs and MCs with a total of 523 units and leased the communities under a 10-year master lease. The master lease provides the operator with the option to buy up to 50% of the properties at the beginning of the third lease year, and the remaining properties at the beginning of the fourth lease year through the end of the sixth lease year, with an exit IRR of 9.0% on any portion of the properties being purchased. For more information regarding this transaction see Financing Receivables below.

(5)	During 2023, we transferred five ALFs in Oklahoma with a total of 184 units from Brookdale to an existing operator. The new master lease, which commenced in November 2023, includes a purchase option that can be exercised starting in November 2027 through October 2029 if the lessee exercises its four-year extension option.

(6)	During 2022, we purchased four SNFs and leased these properties under a master lease with an existing operator. The master lease allows the operator to elect either an earn-out payment or purchase option. If neither is elected within the timeframe defined in the lease, both elections are terminated. For more information regarding the earn-out see Note 11. Commitments and Contingencies.

Impairment Loss. We performed recoverability analysis on the carrying value of the communities listed in the table below and concluded that their carrying value may not be recoverable through future undiscounted cash flows. The following table summarizes information regarding impairment losses recorded during the years ended December 31, 2023 and 2022 (dollar amounts in thousands):

		Type	Number	Number
		of	of	of	Impairment
Year	State	Properties	Properties	Beds/Units	Loss
2023	Florida	ALF	1	70	$434	(1)
	Florida	ALF	1	60	7,522
	Mississippi	ALF	1	67	4,554	(2)
	Texas	ALF	7	248	3,265
			10	445	$15,775

2022	Florida	ALF	1	70	$1,222	(1)
	Kentucky	ALF	1	60	1,286	(3)
	Colorado	ALF	1	—	914	(4)
			3	130	$3,422
(1)	In conjunction with the ongoing negotiations to sell this community, we recorded a $434 impairment loss during the three months ended March 31, 2023, and a $1,222 impairment loss during the fourth quarter of 2022. This community was sold during the second quarter of 2023 for $4,850 and we recorded a net gain on sale of $64 as a result of this transaction.

(2)	This community was sold during the fourth quarter of 2023 for $1,650 and we recorded a net loss on sale of $219 as a result of this transaction.

(3)	This community was classified as held-for sale at December 31, 2022 and sold during the first quarter of 2023 for $11,000. We recorded a net gain on sale of $57 as a result of this transaction. See Properties Held-for-Sale below for more information regarding this community.

(4)	This community was closed during 2022.

Properties Held-for-Sale. The following summarizes our held-for sale properties as of December 31, 2023 and 2022 (dollar amounts in thousands):

		Type		Number	Number
		of		of	of	Gross	Accumulated
	State	Property		Properties	Beds/units	Investment	Depreciation
2023	WI	ALF	(1)	1	110	$22,007	$3,616
2022	KY	ALF	(2)	1	60	13,015	2,305
(1)	This community was sold during the first quarter of 2024.

(2)	This community was sold during the first quarter of 2023.

Acquisitions. The following table summarizes our acquisitions for the years ended December 31, 2023 through 2021 (dollar amounts in thousands):

		Cash		Non-				Number	Number
		Paid at	Assumed	Controlling	Transaction	Assets		of	of
Year	Type of Property	Acquisition	Liabilities	Interest	Costs	Acquired		Properties	Beds/Units
2023	ALF (1)	$43,759	$9,767	$9,133	$363	$63,022	(2)	1	242
2022	SNF (3)	51,817	—	—	—	51,817		4	339
2021	n/a	—	—	—	—	—		—	—
(1)	We entered into a $54,134 Joint Venture (“JV”) and contributed $45,000 into the JV that purchased an ILF/ALF/MC in Ohio. Under the JV agreement, the seller, our JV partner, has the option to purchase the campus between the third and fourth lease years for LTC’s allocation of the JV investment plus an IRR of 9.75%. The campus was leased to Encore Senior Living (“Encore”) under a 10-year term with an initial yield of 8.25% on LTC’s allocation of the JV investment. LTC committed to fund $2,100 of lease incentives under the Encore lease of which $1,458 has been funded.

(2)	Includes $8,309 tax abatement intangible included in the Prepaid expenses and other assets line item in our Consolidated Balance Sheets.

(3)	The properties are located in Texas and are leased to an affiliate of an existing operator under a 10-year lease with two 5-year renewal options. Additionally, the lease provides either an earn-out payment or purchase option but not both. If neither option is elected within the timeframe defined in the lease, both elections are terminated. The earn-out payment is available, contingent on achieving certain thresholds per the lease, beginning at the end of the second lease year through the end of the fifth lease year. The purchase option is available beginning in the sixth lease year through the end of the seventh lease year. The initial cash yield is 8% for the first year, increasing to 8.25% for the second year, then increases annually by 2.0% to 4.0% based on the change in the Medicare Market Basket Rate. In connection with the transaction, we provided the lessee a 10-year working capital loan for up to $2,000 at 8% for first year, increasing to 8.25% for the second year, then increasing annually with the lease rate. During 2023, the working capital loan was fully repaid. Accordingly, the working capital commitment has been terminated.

Intangible Assets. The following is a summary of our intangible assets as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023					December 31,2022
			Accumulated					Accumulated
Assets	Cost		Amortization		Net	Cost		Amortization		Net
In-place leases	$11,348	(1)	$(6,109)	(2)	$5,239	$9,474	(1)	$(5,362)	(2)	$4,112
Tax abatement intangible	8,309	(3)	(405)	(3)	7,904	—	(3)	—	(3)	—
(1)	Included in the Buildings and improvements line item in our Consolidated Balance Sheets.

(2)	Included in the Accumulated depreciation and amortization line item in our Consolidated Balance Sheets.

(3)	Included in the Prepaid expenses and other assets line item in our Consolidated Balance Sheets.

The following table provides future amortization expenses related to the intangible assets at December 31, 2023 (in thousands):

	Total	2024		2025	2026	2027	2028	Thereafter
In-place leases (1)	$5,239	$877		$825	$740	$675	$532	$1,590
Tax abatement intangible (2)	7,904	692	(1)	692	692	692	692	4,444
	$13,143	$1,569		$1,517	$1,432	$1,367	$1,224	$6,034
(1)	Recorded as depreciation expense included in the Depreciation and amortization line item on our Consolidated Statements of Income.

(2)	Recorded as Property tax expense on our Consolidated Statements of Income.

Developments and Improvements. During the years ended December 31, 2023, 2022 and 2021, we invested the following in development and improvement projects (in thousands):

	Year Ended December 31,
Type of Property	2023		2022		2021
	Developments	Improvements	Developments	Improvements	Developments	Improvements
Assisted Living Communities	$—	$3,112	$105	$5,538	$—	$5,846
Skilled Nursing Centers	—	6,487	—	2,897	—	452
Other	—	87	—	559	—	—
Total	$—	$9,686	$105	$8,994	$—	$6,298

Property Sales. During the years ended December 31, 2023, 2022 and 2021 we recorded net gain on sale of real estate of $37,296,000, $37,830,000 and $7,462,000, respectively. The following table summarizes property sales during the years ended December 31, 2023 through 2021 (dollar amounts in thousands):

		Type	Number	Number
		of	of	of	Sales	Carrying	Net
Year	State	Properties	Properties	Beds/Units	Price	Value	Gain (Loss) (1)
2023	Florida	ALF	5	246	$23,600	$9,084	$13,327
	Kentucky	ALF	1	60	11,000	10,720	57
	Mississippi	ALF	1	67	1,650	1,639	(220)
	New Jersey	ALF	1	39	2,000	1,552	266
	New Mexico	SNF	2	235	21,250	5,523	15,287
	Nebraska	ALF	3	117	2,984	2,934	—
	Oklahoma	ALF	1	37	800	777	11
	Pennsylvania	ALF	2	130	11,128	6,054	4,860
	South Carolina	ALF	3	128	8,409	4,446	3,708
Total			19	1,059	$82,821	$42,729	$37,296

2022	California	ALF	2	232	$43,715	$17,832	$25,867
	California	SNF	1	121	13,250	1,846	10,846
	Texas	SNF	1	—	485	697	(441)
	Virginia	ALF	1	74	16,895	15,549	1,344	(2)
	n/a	n/a	—	—	—	—	214	(3)
Total			5	427	$74,345	$35,924	$37,830

2021	Florida	ALF	1	—	$2,000	$2,626	$(858)
	Nebraska	ALF	1	40	900	1,079	(200)
	Washington	SNF	1	123	7,700	4,513	2,562
	Wisconsin	ALF	3	263	35,000	28,295	5,595
	n/a	n/a	—	—	—	—	363	(3)
Total			6	426	$45,600	$36,513	$7,462
(1)	Calculation of net gain (loss) includes cost of sales and write-off of straight-line rent receivable and lease incentives, when applicable.

(2)	In connection with this sale, the former operator paid us a lease termination fee of $1,181 which is not included in the gain on sale.

(3)	We recognized additional gain due to the reassessment adjustment of the holdbacks related to properties sold during 2020 and

2019, under the expected value model per ASC Topic 606, Contracts with Customers.

Financing Receivables. During 2023 and 2022, we entered into two joint ventures (“JV”) and contributed into the JVs for the purchase of properties through sale and leaseback transactions. Concurrently, each of these JVs leased the purchased properties back to an affiliate of the seller and provided the seller-lessee with purchase options. We determined that each of these sale and leaseback transactions meet the accounting criteria to be presented as Financing receivables on our Consolidated Balance Sheets and recorded the rental revenue from these properties as Interest income from financing receivables on our Consolidated Statements of Income. See Note 2. Summary of Significant Accounting Policies within our consolidated financial statements for more information. The following tables provide information regarding our investments in financing receivables during the years ended December 31, 2023 and 2022 (dollar amounts in thousands):

		Type	Number	Number
Investment		of	of	of	Gross	LTC
Year	State	Properties	Properties	Beds/Units	Investments	Contributions
2023	NC	ALF/MC	11	523	$121,321	$117,490
2022	FL	SNF	3	299	76,691	61,661
			14	822	$198,012	$179,151

Type		Initial	Interest Income from Financing Receivables
of	Lease	Contractual	During
Properties	Maturity	Cash Yield	2023	2022
ALF/MC	2033	7.25%	$9,625	$—
SNF	2032	7.25%	5,618	1,762
			$15,243	$1,762
(1)	The JV leased these communities back to an affiliate of the seller under a 10-year master lease, with two five-year renewal options. The contractual initial cash yield of 7.25% increases to 7.5% in year three then escalates thereafter based on CPI subject to a floor of 2.0% and a ceiling of 4.0%. The JV provided the seller-lessee with a purchase option to buy up to 50% of the properties at the beginning of the third lease year and the remaining properties at the beginning of the fourth lease year through the end of the sixth lease year, with an exit Internal Rate of Return (“IRR”) of 9.0%. Upon origination we recorded $1.2 million Provision for credit losses equal to 1% of the financing receivable balance related to this investment.

(2)	The JV leased the centers back to an affiliate of the seller under a 10-year master lease, with two five-year renewal options and provided the seller-lessee with a purchase option, exercisable at the beginning of the fourth year through the end of the fifth year.

Mortgage Loans. The following table summarizes our investments in mortgage loans secured by first mortgages at December 31, 2023 (dollar amounts in thousands):

				Type	Percentage	Number of					Investment
			Gross	of	of				SNF	ALF	per
Interest Rate	Maturity	State	Investment	Property	Investment	Loans (1)	Properties (2)		Beds	Units	Bed/Unit
7.5%	2024	MO	$1,999	OTH	0.4%	1	—	(3)	—	—	$ n/a
7.5%	2024	LA	29,346	SNF	6.1%	1	1		189	—	$155.27
7.5%	2024	GA	51,111	ALF	10.6%	1	1		—	203	$251.78
8.8%	2025	FL	4,000	ALF	0.8%	1	2		—	92	$43.48
7.8%	2025	FL	16,706	ALF	3.4%	1	1		—	112	$149.16
7.3%	2025	NC	10,750	ALF	2.2%	1	1		—	45	$238.89
7.3% (4)	2025	NC/SC	58,331	ALF	12.1%	1	13		—	523	$111.53
7.3% (4)	2026	NC	34,043	ALF	7.1%	1	4		—	217	$156.88
7.3% (4)	2026	NC	826	OTH	0.2%	1	—	(5)	—	—	$ n/a
8.8%	2028	IL	16,500	SNF	3.4%	1	1		150	—	$110.00
10.8% (6)	2043	MI	183,968	SNF	38.2%	1	15		1,875	—	$98.12
9.8% (6)	2045	MI	39,950	SNF	8.3%	1	4		480	—	$83.23
10.1% (6)	2045	MI	19,700	SNF	4.1%	1	2		201	—	$98.01
10.3% (6)	2045	MI	14,850	SNF	3.1%	1	1		146	—	$101.71
Total			$482,080		100.0%	14	46		3,041	1,192	$113.89
(1)	Some loans contain certain guarantees and/or provide for certain facility fees.

(2)	Our mortgage loans are secured by properties located in eight states with eight borrowers.

(3)	Represents a mortgage loan secured by a parcel of land for the future development of a 91-bed post-acute SNF.

(4)	Represents the initial rate. This loan has an IRR of 8%.

(5)	Represents a mortgage loan secured by a parcel of land in North Carolina held for future development of a seniors housing community.

(6)	Mortgage loans provide for 2.25% annual increases in the interest rate after a certain time period.

The following table summarizes our mortgage loan activity for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023		2022		2021
Originations and funding under mortgage loans receivable	$97,058	(1)	$40,732	(2)	$88,955	(3)
Application of interest reserve	1,722		6,192		298
Scheduled principal payments received	(10,351)		(1,175)		(1,175)
Mortgage loan premium amortization	(7)		(6)		(6)
Provision for loan loss reserve	(884)		(457)		(881)
Net increase in mortgage loans receivable	$87,538		$45,286		$87,191

(1)	We originated the following during 2023:

(a)	$10,750 mortgage loan secured by a 45-unit MC located in North Carolina. The loan carries a two-year term with an interest-only rate of 7.25% and an IRR of 9.0%;

(b)	$51,111 mortgage loan investment secured by a 203-unit ILF, ALF and MC located in Georgia. We acquired a participating interest owned by existing lenders for $42,251 in addition to converting our $7,461 mezzanine loan in the property into a participating interest in the mortgage loan. The mortgage loan matures in October 2024 and our investment is at an initial rate of 7.5% with an IRR of 7.75%. We recorded $1,380 of additional interest income in connection with the effective prepayment of the mezzanine loan in the first quarter of 2023;

(c)	$16,500 senior loan for the purchase of a 150-bed Medicare focused SNF in Illinois. The mortgage loan matures in June 2028 and our investment is at an interest rate of 8.75%;

(d)	$4,947 of contractual additional funding under other mortgage loans receivable;

(e)	$13,750 of seller financing collateralized by four ALFs. $9,750 was repaid subsequently and two ALFs were released from collateral. The net $4,000 seller-financed mortgage loan is for two-years, with a one-year extension, at the interest rate of 8.75%; and

(f)	$19,500 mortgage loan commitment for the construction of an 85-unit ALF and MC in Michigan. The borrower contributed $12,100 of equity which will initially fund the construction. Once all of the borrower’s equity has been drawn, we will begin funding the commitment. The loan term is approximately three years at a rate of 8.75%, and includes two, one-year extensions, each of which is contingent on certain coverage thresholds.

(2)	We originated two senior mortgage loans, secured by four ALFs operated by an existing operator, as well as a land parcel in North Carolina. The communities have a combined total of 217 units, with an average age of less than four years. The land parcel is approximately 7.6 acres adjacent to one of the ALFs and is being held for the future development of a seniors housing community. The mortgage loans have a four-year term, an interest rate of 7.25% and an IRR of 8%. We also funded an additional $2,000 under an existing mortgage loan.

(3)	We funded the following during 2021:
(a)	$1,638 mortgage loan secured by a parcel of land for the future development of a 91-bed post-acute SNF in Missouri and withheld an interest reserve of $142. The mortgage loan term is one year at a yield of 7.5%;
(b)	$27,047 mortgage loan secured by a 189-bed SNF in Louisiana with a regional operator new to us. The mortgage loan has a three-year term with one 12-month extension option and a yield of 7.5%;
(c)	$11,724 mortgage loan secured by a 68-unit ALF and MC in Florida operated by a regional operator new to us. At origination, we withheld an interest reserve of $806 and applied $156 of the reserve during 2021. The mortgage loan term is approximately 4 years at a 7.75% yield and includes an additional $4,177 loan commitment for the construction of a memory care addition to the property to be funded at a later date subject to satisfaction of various conditions;
(d)	$48,006 mortgage loan for the purchase of a 13-property seniors housing portfolio located in North (12) and South Carolina (1). The communities are operated by an existing LTC operator. At origination, we withheld an interest reserve of $4,496. The loan term is 4 years at a 7.25% yield and includes a commitment of $6,097 for capital improvements and $650 for working capital; and

(e)	$540 additional capital funding under our existing mortgage loans.

At December 31, 2023 and 2022 the carrying values of the mortgage loans, net of loan loss reserves were $477,266,000 and $389,728,000, respectively. Scheduled principal payments on mortgage loan receivables are as follows (in thousands):

Scheduled
Principal
2024	$83,137
2025	90,466
2026	35,549
2027	680
2028	17,180
Thereafter	255,068
Total	$482,080

6. Investments in Unconsolidated Joint Ventures

We have preferred equity investments in two joint ventures. We determined that each of these JVs meet the accounting criteria to be considered a VIE. We are not the primary beneficiary of the VIEs as we do not have both: 1) the power to direct the activities that most significantly affect the VIE’s economic performance, and 2) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. However, we do have significant influence over the JVs. Therefore, we account for the joint venture investments using the equity method of accounting. The following table provides information regarding these preferred equity investments (dollar amounts in thousands):

	Type	Type		Total	Contractual	Number
	of	of		Preferred	Cash	of	Carrying
State	Properties	Investment		Return	Portion	Beds/ Units	Value
Washington	ALF/MC	Preferred Equity	(1)	12%	7%	95	$6,340	(1)
Washington	ILF/ALF	Preferred Equity	(2)	14%	8%	267	13,000	(2)
Total						362	$19,340
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

(2)	Represents a preferred equity in an entity that developed and owns a 267-unit ILF and ALF in Washington. The development project was completed during the fourth quarter of 2023. Our investment represents 11.6% of the estimated total investment. The preferred equity investment earns an initial cash rate of 8% with an IRR of 14%. The JV partner has the option to buy out our investment at any time after August 31, 2023 at the IRR rate. Also, we have the option to require the JV partner to purchase our preferred equity interest at any time between August 31, 2027 and, upon project completion and leasing the property, prior to the end of the first renewal term of the lease.

The following table summarizes our capital contributions, income recognized, and cash interest received related to our investments in unconsolidated joint ventures during the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Type
	of	Capital	Income	Cash Income	Non-cash
Year	Properties	Contribution	Recognized	Earned	Income Accrued
2023	ALF/MC	$—	$450	$56	$394
	ILF/ALF (1)	—	1,054	—	1,054
Total		$—	$1,504	$56	$1,448

2022	ALF/MC	$—	$450	$—	$450
	UDP (1)	—	1,054	351	703
Total		$—	$1,504	$351	$1,153

2021	ALF/MC	$—	$450	$—	$412
	UDP (1)	8,000	967	—	880
Total		$8,000	$1,417	$—	$1,292

(1)	The JV developed and owns a 267-unit ILF and ALF in Washington. The development project was completed during the fourth quarter of 2023.

7. Notes Receivable

Notes receivable consists of mezzanine loans and working capital loans. The following table summarizes our investments in notes receivable at December 31, 2023 (dollar amounts in thousands):

Interest			Type of	Gross			Type of
Rate	IRR	Maturity	Loan	Investment		# of loans	Property
4.0%	—	2024	Working capital	$13,531		1	SNF
5.0%	—	2025	Working capital	732		1	ALF
7.5%	—	2027	Working capital	550		1	ALF
8.0%	11.0%	2027	Mezzanine	25,000		1	ALF
8.8%	12.0%	2028	Mezzanine	17,000		1	ALF
6.5%	—	2030	Working capital	138		1	SNF
7.3%	—	2030	Working capital	500		1	ALF
7.3%	—	2030	Working capital	957		1	ALF
7.0%	—	2031	Working capital	2,693		1	ALF
				$61,101	(1)	9

(1)	Excludes the impact of credit loss reserve.

The following table is a summary of our notes receivable components at December 31, 2023 and 2022 (in thousands):

	At December 31,
	2023	2022
Mezzanine loans	$42,000	$36,815
Working capital loans	19,101	22,157
Notes receivable credit loss reserve	(611)	(589)
Total	$60,490	$58,383

The following table summarizes our notes receivable activity for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023		2022		2021
Advances under notes receivable	$20,377	(1)	$37,192	(2)	$16,353	(3)
Interest reserve withheld	—		—		353
Principal payments received under notes receivable	(14,687)	(4)	(6,843)		(2,694)
Write-off of notes receivable	(3,561)	(5)	—		—
Provision for credit losses	(22)		(303)		(140)
Net increase in notes receivable	$2,107		$30,046		$13,872
(1)	During 2023, we originated a mezzanine loan to recapitalize an existing 130-unit ILF/ALF/MC in Georgia and construction of 89 additional units. The loan term is five years at an initial yield of 8.75% and an IRR of 12.0%.

(2)	During 2022, we originated a $25,000 mezzanine loan for the recapitalization of five ALFs located in Oregon and Montana. The mezzanine loan has a term of approximately five years, with two one-year extension options and bears interest at 8% with an IRR of 11%. The five communities have a total of 621 units and include independent living, assisted living and memory care.

(3)	During 2021, we originated a $4,355 mezzanine loan and withheld a $353 interest reserve. The mezzanine loan has a three-year term with two 12-month extensions. The initial rate is 8.0% for the first 18 months increasing to 10.5% thereafter with an 10.5% IRR. Additionally, we provided HMG Healthcare, LLC with a $25,000 secured working capital loan to facilitate the transition of the 11 properties from Senior Care and Abri Health and funded $9,900 under this working capital loan.

(4)	During 2023, we received $4,545, which includes a prepayment fee and the exit IRR totaling $190 from a mezzanine loan prepayment. The mezzanine loan was on a 136-unit ILF in Oregon. Additionally, another $7,461 mezzanine loan was effectively prepaid through converting it as part of our $51,111 investment in a participating interest in an existing mortgage loan that is secured by a 203-unit ALF, ILF and MC located in Georgia. We recorded $1,380 of interest income in connection with the effective prepayment of the mezzanine loan.

(5)	During 2023, we wrote-off an uncollectible working capital note.

8. Lease Incentives

Our non-contingent lease incentive balances at December 31, 2023 and 2022 were $2,607,000 and $1,789,000, respectively. The following table summarizes our non-contingent lease incentive activity for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023		2022		2021
Lease incentives funded	$1,627	(1)	$418		$824
Amortization of lease incentives	(773)		(877)		(608)
Adjustment for collectability of lease incentives	—		(256)	(2)	—
Other adjustments (3)	(36)		(174)		—
Net increase (decrease) in non-contingent lease incentives	$818		$(889)		$216
(1)	As part of our investment in a $54,134 JV, we committed to fund $2,100 of lease incentive, of which $1,458 was funded during 2023.

(2)	Represents the lease incentive balance write-off related to a closed property and subsequent lease termination and lease incentive balance write-off related to 12 ALFs transitioned to an existing operator.

(3)	Primarily relates to lease incentive balance write-off related to property sales.

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

9. Debt Obligations

Unsecured Credit Facility. We have an unsecured credit agreement (the “Credit Agreement”) that provides for an aggregate commitment of the lenders of up to $500,000,000 comprising of a $400,000,000 revolving credit facility (the “Revolving Line of Credit”) and two $50,000,000 term loans (the “Term Loans”). The Credit Agreement permits us to request increases to the Revolving Line of Credit and Term Loans commitments up to a total of $1,000,000,000. The Term Loans mature on November 19, 2025 and November 19, 2026. The Revolving Line of Credit had a maturity date of November 19, 2025 and provided a one-year extension option at our discretion, subject to customary conditions. During the fourth quarter of 2022, we entered into the First Amendment to Third Amended and Restated Credit Agreement to replace LIBOR with SOFR, plus a credit spread adjustment of 10 basis points (“Adjusted SOFR”), as the reference rate for purpose of calculating interest under the agreement. Other material terms of the Credit Agreement remained unchanged. Further, subsequent to December 31, 2023, we entered into a Second Amendment to Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”) to accelerate the one-year extension option notice to January 4, 2024. Concurrently, we exercised our option to extend the maturity date of the Credit Agreement, as amended to November 19, 2026.

Based on our leverage at December 31, 2023, the Revolving Line of Credit provides for interest annually at Adjusted SOFR plus 115 points and a facility fee of 20 basis point and the Term Loans provide for interest annually at Adjusted SOFR plus 135 points.

Interest Rate Swap Agreements. In connection with entering into the Term Loans as discussed above, we entered into two receive variable/pay fixed interest rate swap agreements (“Interest Rate Swaps”) with maturities of November 19, 2025 and November 19, 2026, respectively, that will effectively lock-in the forecasted interest payments on the Term Loans’ borrowings over the four and five year terms of the loans. The Interest Rate Swaps are considered cash flow hedges and are recorded on our Consolidated Balance Sheets at fair value, with changes in the fair value of these instruments recognized in Accumulated other comprehensive income (loss) on our Consolidated Balance Sheets. In connection with entering into the First Amendment to Third Amended and Restated Credit Agreement discussed above, we entered into amendments to our Interest Rate Swaps to account for SOFR as the updated reference rate in the First Amendment to Third Amended and Restated Credit Agreement. During the year ended December 31, 2023 and 2022, we recorded $2,609,000 decrease and $8,891,000 increase, respectively, in fair value of Interest Rate Swaps.

The following table sets forth information regarding our Interest Rate Swaps at December 31, 2023 and 2022 (dollar amounts in thousands):

				Notional	Fair Value at December 31,
Date Entered	Maturity Date	Swap Rate	Rate Index	Amount	2023	2022
November 2021	November 19, 2025	2.62%	1-month SOFR	$50,000	$2,698	$4,003
November 2021	November 19, 2026	2.76%	1-month SOFR	50,000	3,412	4,716
				$100,000	$6,110	$8,719

Senior Unsecured Notes. We have senior unsecured notes held by institutional investors with interest rates ranging from 3.66% to 5.03%. The senior unsecured notes mature between 2024 and 2033. During year ended December 31, 2022, we sold $75,000,000 aggregate principal amount of 3.66% senior unsecured notes. The notes have an average 10-year life, scheduled principal payments and mature in May 2033.

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

At December 31, 2023, we were in compliance with all applicable financial covenants. These debt obligations also contain additional customary covenants and events of default that are subject to a number of important and significant limitations, qualifications and exceptions.

The following table sets forth information regarding debt obligations by component as of December 31, 2023 and 2022 (dollar amounts in thousands):

		At December 31, 2023		At December 31, 2022
	Applicable		Available		Available
	Interest	Outstanding	for	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing	Balance	Borrowing
Revolving line of credit	6.66%	$302,250	$97,750	$130,000	$270,000
Term loans, net of debt issue costs	2.74%	99,658	—	99,511	—
Senior unsecured notes, net of debt issue costs	4.20%	489,409	—	538,343	—
Total	4.87%	$891,317	$97,750	$767,854	$270,000
(1)	Represents weighted average of interest rate as of December 31, 2023.

(2)	Subsequent to December 31, 2023, we repaid $30,500 under our unsecured revolving line of credit. Accordingly, we have $271,750 outstanding and $128,250 available for borrowing under our unsecured revolving line of credit.

Our borrowings and repayments for the years ended December 31, 2023, 2022 and 2021 are as follows (in thousands):

	Year Ended December 31,
	2023			2022		2021
Debt Obligations	Borrowings	Repayments		Borrowings	Repayments	Borrowings	Repayments
Revolving line of credit	$277,450	$(105,200)	(1)	$194,000	$(174,900)	$204,400	$(183,400)
Term loans	—	—		—	—	100,000	—
Senior unsecured notes	—	(49,160)		75,000	(48,160)	—	(47,160)
Total	$277,450	$(154,360)		$269,000	$(223,060)	$304,400	$(230,560)
(1)	Subsequent to December 31, 2023, we repaid $30,500 under our unsecured revolving line of credit. Accordingly, we have $271,750 outstanding and $128,250 available for borrowing under our unsecured revolving line of credit.

Scheduled Principal Payments. The following table represents our long-term contractual obligations (scheduled principal payments and amounts due at maturity) as of December 31, 2023, and excludes the effects of interest and debt issue costs (in thousands):

	Total		2024	2025		2026	2027	2028	Thereafter
Revolving line of credit	$302,250	(1)	$—	$302,250	(2)	$—	$—	$—	$—
Term loans	100,000		—	50,000		50,000	—	—	—
Senior unsecured notes	490,660		49,160	49,500		51,500	54,500	55,000	231,000
	$892,910		$49,160	$401,750		$101,500	$54,500	$55,000	$231,000
(1)	Subsequent to December 31, 2023, we repaid $30,500 under our unsecured revolving line of credit. Accordingly, we have $271,750 outstanding and $128,250 available for borrowing under our unsecured revolving line of credit.

(2)	Subsequent to December 31, 2023, we exercised our option to extend the maturity date of our Credit Agreement to November 19, 2026.

10. Equity

Non-controlling Interests. We have entered into partnerships to develop and/or own real estate. Given that our limited members do not have the substantive kick-out rights, liquidation rights, or participation rights, we have concluded that the partnerships are VIEs. As we exercise power over and receive benefits from the VIEs, we are considered the primary beneficiary. Accordingly, we consolidate the VIEs and record the non-controlling interests on the consolidated financial statements. As of December 31, 2023, we have the following consolidated VIEs (in thousands):

					Gross
Investment			Property		Consolidated	Non-Controlling
Year	Purpose		Type	State	Assets (1)	Interests
2023	Owned real estate	(2)	ILF/ALF/MC	OH	$54,717	$9,134
2023	Owned real estate	(3)	ALF/MC	NC	121,321	3,831
2022	Owned real estate	(4)	SNF	FL	76,691	14,325
2018	Owned real estate		ILF	OR	14,650	2,907
2018	Owned real estate and development		ALF/MC	OR	18,452	1,246
2017	Owned real estate and development	(5)	ILF/ALF/MC	WI	22,007	2,305
2017	Owned real estate		ALF/MC	SC	11,680	1,240
Total					$319,518	$34,988
(1)	Includes the total real estate investments and excludes intangible assets.

(2)	During the second quarter of 2023, we entered into a JV that purchased an ILF/ALF/MC in Ohio with a total of 242 units. For more information see Note 5. Real Estate Investments —Acquisitions.

(3)	During the first quarter of 2023, we entered into a JV that purchased 11 ALFs and MCs with a total of 523 units. For more information regarding this transaction See Note 5. Real Estate Investments —Financing Receivables.

(4)	During 2022, we entered into a JV that purchased three SNFs with a total of 299 beds. For more information regarding this transaction see Note 5. Real Estate Investments —Financing Receivables.

(5)	Subsequent to December 31, 2023, we sold our interest in this JV for $23,120, which includes repayment of $1,814 of abated and $563 of deferred rent, as well as the payoff of a $550 note receivable. The JV owns a 110-unit community in Wisconsin. At December 31, 2023, this community was classified as held-for-sale. See Note 5. Real Estate Investments— Properties Held-for-

Sale.

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

During the year ended December 31, 2021, no shares were issued under the Equity Distribution Agreements. During the year ended December 31, 2022, we sold 1,792,400 shares of common stock for $68,156,000 in net proceeds under our Equity Distribution Agreements. In conjunction with the sale of common stock, we incurred $513,000 of costs associated with this agreement which have been recorded in additional paid in capital as a reduction of proceeds received.

During the year ended December 31, 2023, we sold 1,658,400 shares of common stock for $53,687,000 in net proceeds under our Equity Distribution Agreements. In conjunction with the sale of common stock, we incurred $836,000 of costs associated with this agreement which have been recorded in additional paid in capital as a reduction of proceeds received. At December 31, 2023, we had $76,018,000 available under the Equity Distribution Agreements.

Subsequent to December 31, 2023, we sold 91,100 shares of common stock for $2,927,000 in net proceeds under our Equity Distribution Agreements. Accordingly, we have $73,074,000 available under our Equity Distribution Agreements.

During the years ended December 31, 2023, 2022 and 2021, we acquired 43,933 shares, 39,463 shares and 87,249 shares, respectively, of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

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

Distributions. We declared and paid the following cash dividends (in thousands):

	Year Ended December 31,
	2023		2022		2021
	Declared	Paid	Declared	Paid	Declared		Paid
Common Stock (1)	$94,764	$94,764	$91,509	$91,509	$90,494	(2)	$90,494	(2)
(1)	Represents $0.19 per share per month for the years ended December 31, 2023, 2022 and 2021.

(2)	During the year ended December 31, 2021, we paid $764 as a result of vesting of the performance-based stock units.

In January 2024, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of January, February and March 2024 payable on January 31, February 29, and March 29, 2024, respectively, to stockholders of record on January 23, February 21, and March 21, 2024, respectively.

Stock Based Compensation Plans. During 2021, we adopted, and our stockholders approved the 2021 Equity Participation Plan (the “2021 Plan”) which replaces the 2015 Equity Participation Plan (the “2015 Plan”). Under the 2021 Plan, 1,900,000 shares of common stock have been authorized and reserved for awards, less one share for every one share that was subject to an award granted under the 2015 plan after December 31, 2020 and prior to adoption. In addition, any shares that are not issued under outstanding awards under the 2015 Plan because the shares were forfeited or cancelled after December 31, 2020 will be added to and again be available for awards under the 2021 Plan. Under the 2021 Plan, the shares were authorized and reserved for awards to officers, employees, non-employee directors and consultants. The terms of the awards granted under the 2021 Plan and the 2015 Plan are set by our compensation committee at its discretion. As of December 31, 2023, we have 1,580,006 shares of common stock reserved for awards under the 2021 Plan.

Restricted Stock and Performance-Based Stock Units. Restricted stock activity for the years ended December 31, 2023, 2022 and 2021was as follows:

	Year Ended December 31,
	2023	2022	2021
Outstanding, January 1	229,236	197,422	180,440
Granted	146,020	135,210	110,348
Vested	(115,551)	(103,396)	(93,366)
Cancelled	(1,085)	—	—
Outstanding, December 31	258,620	229,236	197,422

During the years ended December 31, 2023, 2022 and 2021, we granted 86,867, 86,332 and 71,892, respectively, of performance-based stock units. During the years ended December 31, 2023 and 2022 no performance-based stock units vested. During the year ended December 31, 2021, 108,720 performance-based stock units were vested. Total compensation expense related to restricted stock and performance-based stock units for the years ended December 31, 2023, 2022 and 2021 were $8,481,000, $7,964,000 and $7,760,000.

During 2023, 2022 and 2021, we granted 232,887, 221,542 and 182,240 shares of restricted common stock and performance-based stock units, respectively, under the 2021 Plan as follows:

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

At December 31, 2023, the remaining compensation expense to be recognized related to the future service period of unvested outstanding restricted common stock and performance-based stock units are as follows (dollar amount in thousands):

Remaining
Compensation
Vesting Date	Expense
2024	$6,026
2025	3,238
2026	356
Total	$9,620

Stock Options. During 2023, 2022 and 2021, we did not issue any stock options. Nonqualified stock option activity for the years ended December 31, 2023, 2022 and 2021 was as follows:

				Weighted Average
	Shares			Price
	2023	2022	2021	2023	2022	2021
Outstanding, January 1	10,000	15,000	15,000	$38.43	$38.43	$38.43
Granted	—	—	—	n/a	n/a	n/a
Exercised	—	—	—	n/a	n/a	n/a
Canceled	(5,000)	(5,000)	—	$38.43	n/a	n/a
Outstanding, December 31	5,000	10,000	15,000	$38.43	$38.43	$38.43

Exercisable, December 31(1)	5,000	10,000	15,000	$38.43	$38.43	$38.43
(1)	The aggregate intrinsic value of exercisable options at December 31, 2023, based upon the closing price of our common shares at December 29, 2023, the last trading day of 2023, was approximately $0. Options exercisable at December 31, 2023, 2022 and 2021 had a weighted average remaining contractual life of approximately 0.2 years, 0.7 years, and 1.2 years, respectively.

We use the Black-Scholes-Merton formula to estimate the value of stock options granted to employees. This model requires management to make certain estimates including stock volatility, expected dividend yield and the expected term. No compensation expense related to the vesting of stock options was recorded for the years ended December 31, 2023, 2022 and 2021.

11. Commitments and Contingencies

At December 31, 2023, we had commitments as follows (in thousands):

				Total
	Investment		2023	Commitment	Remaining
	Commitment		Funding	Funded	Commitment
Real estate properties (Note 5. Real Estate Investments)	$13,993	(1)	$4,354	$5,072	$8,921
Accrued incentives and earn-out liabilities (Note 8. Lease Incentives)	16,100	(2)	1,458	1,458	14,642
Mortgage loans (Note 5. Real Estate Investments)	43,598	(3)	1,476	7,178	36,420
Notes receivable (Note 7. Notes Receivable)	25,950	(4)	—	13,531	12,419
Total	$99,641		$7,288	$27,239	$72,402
(1)	Represents commitments to purchase land and improvements, if applicable, and to develop, re-develop, renovate or expand seniors housing and health care properties.

(2)	Includes an earn-out payment of up to $3,000 to an operator under a master lease on four SNFs in Texas which were acquired during 2022. The master lease allows either an earn-out payment up to $3,000 or a purchase option. The earn-out payment is available, contingent on achieving certain thresholds per the lease, beginning at the end of the second lease year through the end of the fifth lease year. If neither option is elected within the timeframe defined in the lease, both elections are terminated. For more information regarding the purchase option see Note 5. Real Estate Investments.

(3)	Represents $19,500 related to a construction loan, $6,098 of commitments for the expansion, renovation and working capital related to seniors housing and skilled nursing properties securing the mortgage loans and $18,000 of commitments which are contingent upon the borrower achieving certain coverage ratios.

(4)	Represents working capital loan commitments.

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

For federal tax purposes, distributions to stockholders are treated as ordinary income, capital gains, return of capital or a combination thereof. Distributions for 2023, 2022 and 2021 were cash distributions. The federal income tax classification of the per share common stock distributions are as follows (unaudited):

	Year Ended December 31,
	2023	2022	2021
Ordinary taxable distribution	$1.110	$1.095	$1.220
Return of capital	—	—	0.750
Unrecaptured Section 1250 gain	0.744	0.502	0.252
Long-term capital gain	0.426	0.683	0.058
Total	$2.280	$2.280	$2.280

13. Net Income Per Common Share

Basic and diluted net income per share was as follows (in thousands except per share amounts):

	For the year ended December 31,
	2023	2022	2021
Net income	$91,462	$100,584	$56,224
Less income allocated to non-controlling interests	(1,727)	(560)	(363)
Less income allocated to participating securities:
Non-forfeitable dividends on participating securities	(587)	(531)	(458)
Income allocated to participating securities	—	(49)	—
Total net income allocated to participating securities	(587)	(580)	(458)
Net income available to common stockholders	89,148	99,444	55,403
Effect of dilutive securities:
Participating securities (1)	—	—	—
Net income for diluted net income per share	$89,148	$99,444	$55,403

Shares for basic net income per share	41,272	39,894	39,156
Effect of dilutive securities:
Stock options (1)	—	—	—
Performance-based stock units	86	173	—	(2)
Participating securities (1)	—	—	—
Total effect of dilutive securities	86	173	—
Shares for diluted net income per share	41,358	40,067	39,156

Basic net income per share	$2.16	$2.49	$1.41
Diluted net income per share	$2.16	$2.48	$1.41
(1)	For the years ended December 31, 2023, 2022 and 2021, the participating securities and stock options were excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.

(2)	For the year ended December 31, 2021, no performance-based stock units would be earned based on TSR targets.

14. Quarterly Financial Information

	For the quarter ended
	March 31,	June 30,	September 30,	December 31,

	(unaudited, in thousands except per share amounts)
2023
Revenues	$49,500	$48,246	$49,303	$50,195
Net income available to common stockholders	$32,929	$6,028	$22,050	$28,057
Net income per common share available to common stockholders:
Basic	$0.80	$0.15	$0.54	$0.67
Diluted	$0.80	$0.15	$0.54	$0.67
Dividends per share declared	$0.57	$0.57	$0.57	$0.57
Dividends per share paid	$0.57	$0.57	$0.57	$0.57
2022
Revenues	$40,787	$43,024	$43,503	$47,839
Net income available to common stockholders	$14,275	$54,065	$13,159	$17,809
Net income per common share available to common stockholders:
Basic	$0.36	$1.37	$0.33	$0.44
Diluted	$0.36	$1.36	$0.32	$0.44
Dividends per share declared	$0.57	$0.57	$0.57	$0.57
Dividends per share paid	$0.57	$0.57	$0.57	$0.57

NOTE:	Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year.

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

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments. We do not invest our cash in auction rate securities. The carrying value and fair value of our financial instruments as of December 31, 2023 and 2022 assuming election of fair value for our financial assets and financial liabilities were as follows (in thousands):

	At December 31, 2023			At December 31, 2022
	Carrying	Fair		Carrying	Fair
	Value	Value		Value	Value
Financing receivables, net of credit loss reserve	$196,032	$199,199	(1)	$75,999	$76,033	(1)
Mortgage loans receivable, net of credit loss reserve	477,266	554,993	(2)	389,728	461,276	(2)
Notes receivable, net of credit loss reserve	60,490	67,877	(3)	58,383	61,858	(3)
Revolving line of credit	302,250	302,250	(4)	130,000	130,000	(4)
Term loans, net of debt issue costs	99,658	100,000	(4)	99,511	100,000	(4)
Senior unsecured notes, net of debt issue costs	489,409	439,865	(5)	538,343	477,653	(5)
(1)	Our investment in financing receivables is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate used to value our future cash inflows of the financing receivables at December 31, 2023 and 2022 was 7.6%.

(2)	Our investment in mortgage loans receivable is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash inflows of the mortgage loans receivable at December 31, 2023 and 2022 was 9.2% and 9.3%, respectively.

(3)	Our investments in notes receivable are classified as Level 3. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash flows of the notes receivable at December 31, 2023 and 2022, were 6.9% and 7.1%, respectively.

(4)	Our revolving line of credit and term loans bear interest at a variable interest rate. The estimated fair value of our revolving line of credit and term loans approximated their carrying values at December 31, 2023 and 2022 based upon prevailing market interest rates for similar debt arrangements.

(5)	Our obligation under our senior unsecured notes is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is measured based upon management’s estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities. At December 31, 2023, the discount rate used to value our future cash outflow of our senior unsecured notes was 6.5% for those maturing before year 2030 and 6.75% for those maturing at or beyond year 2030. At December 31, 2022, the discount rate used to value our future cash outflow of our senior unsecured notes was 6.5% for those maturing before year 2030 and 7.0% for those maturing beyond year 2030.

16. Subsequent Events

The following events occurred subsequent to the balance sheet date:

Real Estate Transitions and Lease Renewals. We transitioned two assisted living communities located in Georgia and South Carolina with a combined 159-units to a new operator. The new two-year master lease commenced on January 1, 2024 and provides two one-year extension periods. Rent is zero for the first six months. Thereafter, cash rent is based on mutually agreed upon fair market rent. Additionally, a master lease covering 11 skilled nursing centers that was scheduled to mature in January 2024 was renewed for seven months extending the maturity to August 2024. The master lease was renewed at the current annualized rent of $8,000,000, or $4,667,000 for seven months in 2024. The centers have a total of 1,444 beds and are located in Texas.

Property Sales. We sold our interest in a JV for $23,120,000, which includes repayment of $1,814,000 of abated rent and $563,000 of deferred rent, as well as the payoff of a $550,000 note receivable. The JV owns a 110-unit community that provides independent living, assisted living and memory care services in Wisconsin. We held an approximate 90% economic interest in the JV, exercised power over and received benefits from the JV. Accordingly, we were considered the primary beneficiary of the JV and consolidated the JV on our consolidated financial statements. At December 31, 2023, this community was classified as held-for-sale. See Note 5. Real Estate Investments —Properties Held-for-Sale for more information.

Debt. We entered into a Second Amendment to Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”) to accelerate the one-year extension option notice to January 4, 2024. Concurrently, we exercised our option to extend the maturity date of the Credit Agreement, as amended to November 19, 2026. Additionally, we repaid $30,500,000 under our unsecured revolving line of credit. Accordingly, we have $271,750,000 outstanding and $128,250,000 available for borrowing under our unsecured revolving line of credit.

Equity. We declared a monthly cash dividend of $0.19 per share on our common stock for the months of January, February, and March 2024, payable on January 31, February 29, and March 29, 2024, respectively, to stockholders of record on January 23, February 21, and March 21, 2024, respectively. Additionally, we sold 91,100 shares of common stock for $2,907,000 in net proceeds under our Equity Distribution Agreements. Accordingly, we have $73,074,000 available under our Equity Distribution Agreements.

LTC PROPERTIES, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions
		(Recovered)
	Balance at	charged to	Charged to
	beginning of	costs and	other		Balance at end
Account Description	period	expenses	accounts (1)	Deductions (2)	of period
Year ended December 31, 2021
Loan loss reserves	$2,592	$881	$—	$—	$3,473
Other notes receivable allowance	146	140	—	—	286
	$2,738	$1,021	$—	$—	$3,759
Year ended December 31, 2022
Loan loss reserves	$3,473	$457	$—	$—	$3,930
Financing receivables loss reserve	—	768			768
Other notes receivable allowance	286	303	—	—	589
	$3,759	$1,528	$—	$—	$5,287
Year ended December 31, 2023
Loan loss reserves	$3,930	$884	$—	$—	$4,814
Financing receivables loss reserve	768	1,212	—	—	1,980
Other notes receivable allowance	589	3,582	1	(3,561)	611
	$5,287	$5,678	$1	$(3,561)	$7,405
(1)	Represents miscellaneous adjustments.

(2)	Deductions represent uncollectable accounts written off.

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

				Costs
				capitalized	Gross amount at which carried at
		Initial cost to company		subsequent	December 31, 2023
			Building and	to		Building and		Accum	Construction/	Acquisition
	Encumbrances	Land	improvements	acquisition	Land	improvements	Total (1)	deprec.	renovation date	date
Skilled Nursing Properties:
218 Albuquerque, NM	$—	$1,696	$3,891	$1,390	$1,696	$5,281	$6,977	$2,408	2008	2005
219 Albuquerque, NM	—	1,950	8,910	869	1,950	9,779	11,729	4,735	1982	2005
220 Albuquerque, NM	—	2,463	7,647	290	2,463	7,937	10,400	3,932	1970	2005
252 Amarillo, TX	—	844	—	7,925	844	7,925	8,769	2,642	2013	2011
247 Arlington, TX	—	1,016	13,649	341	1,016	13,990	15,006	5,347	2007	2011
325 Austin, TX	—	896	9,562	174	896	9,736	10,632	479	2017	2022
319, Blue Springs, MO	—	2,644	13,942	73	2,644	14,015	16,659	2,155	2020	2019
007 Bradenton, FL	—	330	2,720	160	330	2,880	3,210	2,494	2012	1993
256 Brownwood, TX	—	164	6,336	78	164	6,414	6,578	2,402	2011	2012
177 Chesapeake, VA	—	388	3,469	2,777	388	6,246	6,634	4,280	2017	1995
257 Cincinnati, OH	—	1,890	25,110	224	1,890	25,334	27,224	6,461	2009	2012
125 Clovis, NM	—	561	5,539	334	561	5,873	6,434	3,297	2006	2001
129 Clovis, NM	—	598	5,902	541	598	6,443	7,041	3,380	1995	2001
267 Cold Spring, KY	—	2,050	21,496	196	2,050	21,692	23,742	6,384	2014	2012
253 Colton, CA	—	2,474	15,158	—	2,474	15,158	17,632	5,229	1990	2011
246 Crowley, TX	—	2,247	14,276	526	2,247	14,802	17,049	5,656	2007	2011
235 Daleville, VA	—	279	8,382	—	279	8,382	8,661	3,370	2005	2010
258 Dayton, OH	—	373	26,627	—	373	26,627	27,000	6,881	2010	2012
196 Dresden, TN	—	31	1,529	1,073	31	2,602	2,633	1,469	2014	2000
298 Forth Worth, TX	—	2,785	7,546	797	2,785	8,343	11,128	3,484	1998	2015
326 Forth Worth, TX	—	922	12,268	221	922	12,489	13,411	631	2017	2022
026 Gardendale, AL	—	100	7,550	2,260	100	9,810	9,910	7,391	2011	1996
248 Granbury, TX	—	836	6,693	600	836	7,293	8,129	3,346	2008	2011
250 Hewitt, TX	—	1,780	8,220	621	1,780	8,841	10,621	3,063	2008	2011
318 Kansas City, MO	—	1,229	18,369	69	1,229	18,438	19,667	2,270	2018	2019
008 Lecanto, FL	—	351	2,665	2,737	351	5,402	5,753	4,424	2012	1993
322 Longview, TX	—	1,405	12,176	—	1,405	12,176	13,581	1,699	2014	2020
300 Mansfield, TX	—	2,890	13,110	—	2,890	13,110	16,000	3,865	2015	2016
053 Mesa, AZ	—	305	6,909	1,876	305	8,785	9,090	6,855	1996	1996
242 Mission, TX	—	1,111	16,602	174	1,111	16,776	17,887	6,164	2004	2010
233 Nacogdoches, TX	—	394	7,456	268	394	7,724	8,118	3,041	1991	2010
249 Nacogdoches, TX	—	1,015	11,109	621	1,015	11,730	12,745	4,914	2007	2011
245 Newberry, SC	—	439	4,639	1,047	439	5,686	6,125	2,549	1995	2011
244 Newberry, SC	—	919	5,454	556	919	6,010	6,929	2,453	2001	2011
251 Pasadena, TX	—	1,155	14,345	522	1,155	14,867	16,022	5,074	2005	2011
193 Phoenix, AZ	—	300	9,703	92	300	9,795	10,095	6,860	1985	2000
094 Portland, OR	—	100	1,925	3,152	100	5,077	5,177	4,255	2007	1997
254 Red Oak, TX	—	1,427	17,173	540	1,427	17,713	19,140	6,095	2002	2012
197 Ripley, TN	—	20	985	1,638	20	2,623	2,643	1,544	2014	2000
324 San Antonio, TX	—	1,676	15,470	307	1,676	15,777	17,453	753	2018	2022
281 Slinger, WI	—	464	13,482	—	464	13,482	13,946	4,360	2014	2015
234 St. Petersburg, FL	—	1,070	7,930	500	1,070	8,430	9,500	3,094	1988	2010
243 Stephenville, TX	—	670	10,117	774	670	10,891	11,561	4,119	2009	2010
178 Tappahannock, VA	—	375	1,327	397	375	1,724	2,099	1,589	1978	1995

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

				Costs
				capitalized	Gross amount at which carried at
		Initial cost to company		subsequent	December 31, 2023
			Building and	to		Building and		Accum	Construction/	Acquisition
	Encumbrances	Land	improvements	acquisition	Land	improvements	Total (1)	deprec.	renovation date	date
270 Trinity, FL	$—	$1,653	$12,748	$—	$1,653	$12,748	$14,401	$4,177	2008	2013
192 Tucson, AZ	—	276	8,924	112	276	9,036	9,312	6,323	1992	2000
305 Union, KY	—	858	24,116	—	858	24,116	24,974	4,274	2019	2016
299 Weatherford, TX	—	836	11,902	610	836	12,512	13,348	4,463	1996	2015
323 Webster, TX	—	2,310	8,713	206	2,310	8,919	11,229	476	2018	2022
236 Wytheville, VA	—	647	12,167	—	647	12,167	12,814	5,611	1996	2010
Skilled Nursing Properties	$—	$53,212	$505,938	$37,668	$53,212	$543,606	$596,818	$192,217
Assisted Living Properties:
105 Arvada, CO	—	100	2,810	7,103	100	9,913	10,013	4,292	2014	1997
304 Athens, GA	—	1,056	13,326	175	1,056	13,501	14,557	2,807	2016	2016
063 Athens, TX	—	96	1,124	137	96	1,261	1,357	1,168	1995	1996
320 Auburn Hills, MI	—	1,964	4,577	1,151	1,964	5,728	7,692	1,428	1995	2019
269 Aurora, CO	—	850	8,583	114	850	8,697	9,547	2,789	2014	2013
260 Aurora, CO	—	831	10,071	327	831	10,398	11,229	3,130	1999	2012
277 Burr Ridge, IL	—	1,400	11,102	175	1,400	11,277	12,677	3,051	2016	2014
278 Castle Rock, CO	—	759	5,091	2	759	5,093	5,852	1,699	2012	2014
311 Cedarburg, WI	—	924	21,083	—	924	21,083	22,007	3,616	2019	2017
330 Centerville, OH	—	2,678	52,036	3	2,678	52,039	54,717	1,268	2019	2023
263 Chatham, NJ	—	5,365	36,399	587	5,365	36,986	42,351	11,044	2002	2012
307 Clovis, CA	—	2,542	19,126	—	2,542	19,126	21,668	3,572	2014	2017
308 Clovis, CA	—	3,054	14,172	—	3,054	14,172	17,226	2,545	2016	2017
279 Corpus Christi, TX	—	880	11,440	339	880	11,779	12,659	3,064	2016	2015
292 De Forest, WI	—	485	5,568	47	485	5,615	6,100	1,327	2006	2015
057 Dodge City, KS	—	84	1,666	36	84	1,702	1,786	1,199	1995	1995
083 Durant, OK	—	100	1,769	162	100	1,931	2,031	1,225	1997	1997
107 Edmond, OK	—	100	1,365	684	100	2,049	2,149	1,285	1996	1997
163 Ft. Collins, CO	—	100	2,961	3,705	100	6,666	6,766	3,378	2014	1999
170 Ft. Collins, CO	—	100	3,400	4,954	100	8,354	8,454	3,980	2014	1999
315 Ft. Worth, TX	—	1,534	11,099	98	1,534	11,197	12,731	1,745	2014	2018
100 Fremont ,OH	—	100	2,435	286	100	2,721	2,821	1,743	1997	1997
266 Frisco, TX	—	1,000	5,154	—	1,000	5,154	6,154	1,826	2014	2012
314 Frisco, TX	—	2,216	10,417	185	2,216	10,602	12,818	1,676	2015	2018
296 Glenview, IL	—	2,800	14,248	13	2,800	14,261	17,061	3,173	2017	2015
167 Goldsboro, NC	—	100	2,385	173	100	2,558	2,658	1,284	1998	1999
056 Great Bend, KS	—	80	1,570	73	80	1,643	1,723	1,285	1995	1995
102 Greeley, CO	—	100	2,310	646	100	2,956	3,056	1,785	1997	1997
284 Green Bay, WI	—	1,660	19,079	475	1,660	19,554	21,214	5,022	2004	2015
286 Greenfield, WI	—	818	8,014	232	818	8,246	9,064	1,980	2007	2015
164 Greenville, NC	—	100	2,478	203	100	2,681	2,781	1,503	1998	1999
062 Greenville, TX	—	42	1,196	126	42	1,322	1,364	1,183	1995	1996
295 Jacksonville, FL	—	1,389	5,235	1,056	1,389	6,291	7,680	3,068	2015	2015
066 Jacksonville, TX	—	100	1,433	107	100	1,540	1,640	1,412	1996	1996
310 Kansas City, MO	—	1,072	15,552	—	1,072	15,552	16,624	2,481	2017	2017
285 Kenosha, WI	—	936	12,361	498	936	12,859	13,795	2,981	2008	2015
255 Littleton, CO	—	1,882	8,248	101	1,882	8,349	10,231	2,406	2013	2012
268 Littleton, CO	—	1,200	8,688	106	1,200	8,794	9,994	2,897	2014	2013
148 Longmont, CO	—	100	2,640	99	100	2,739	2,839	1,720	1998	1998
060 Longview, TX	—	38	1,208	156	38	1,364	1,402	1,227	1995	1995
261 Louisville, CO	—	911	11,703	390	911	12,093	13,004	3,596	2000	2012

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

				Costs
				capitalized	Gross amount at which carried at
		Initial cost to company		subsequent	December 31, 2023
			Building and	to		Building and		Accum	Construction/	Acquisition
	Encumbrances	Land	improvements	acquisition	Land	improvements	Total (1)	deprec.	renovation date	date
114 Loveland, CO	$—	$100	$2,865	$360	$100	$3,225	$3,325	$2,081	1997	1997
068 Lufkin, TX	—	100	1,453	147	100	1,600	1,700	1,456	1996	1996
061 Marshall, TX	—	38	1,141	566	38	1,707	1,745	1,536	1995	1995
293 McHenry, IL	—	1,289	28,976	1,181	1,289	30,157	31,446	7,059	2005	2015
058 McPherson, KS	—	79	1,571	97	79	1,668	1,747	1,283	1994	1995
313 Medford, OR		636	17,816	—	636	17,816	18,452	2,441	2020	2018
316 Medford, OR	—	750	13,650	250	750	13,900	14,650	2,318	2005	2018
280 Murrells Inlet, SC	—	2,490	14,185	195	2,490	14,380	16,870	3,734	2016	2015
294 Murrieta, CA	—	2,022	11,136	33	2,022	11,169	13,191	2,905	2016	2015
289 Neenah, WI	—	694	20,839	251	694	21,090	21,784	4,857	1991	2015
166 New Bern, NC	—	100	2,427	181	100	2,608	2,708	1,318	1998	1999
118 Newark, OH	—	100	2,435	458	100	2,893	2,993	1,804	1997	1997
306 Oak Lawn, IL	—	1,591	13,772	64	1,591	13,836	15,427	2,759	2018	2016
302 Overland Park, KS	—	1,951	11,882	390	1,951	12,272	14,223	2,868	2013	2016
165 Rocky Mount, NC	—	100	2,494	380	100	2,874	2,974	1,458	1998	1999
059 Salina, KS	—	79	1,571	332	79	1,903	1,982	1,333	1994	1995
084 San Antonio, TX	—	100	1,900	66	100	1,966	2,066	1,293	1997	1997
092 San Antonio, TX	—	100	2,055	585	100	2,640	2,740	1,540	1997	1997
288 Sheboygan, WI	—	1,168	5,382	379	1,168	5,761	6,929	1,561	2006	2015
149 Shelby, NC	—	100	2,805	312	100	3,117	3,217	1,890	1998	1998
312 Spartanburg, SC	—	254	9,906	1,520	254	11,426	11,680	3,205	1999	2017
103 Springfield, OH	—	100	2,035	389	100	2,424	2,524	1,560	1997	1997
321 Sterling Heights, MI	—	1,133	11,487	1,133	1,133	12,620	13,753	2,208	1997	2019
098 Tiffin, OH	—	100	2,435	439	100	2,874	2,974	1,769	1997	1997
282 Tinley Park, IL	—	702	11,481	102	702	11,583	12,285	2,912	2016	2015
088 Troy, OH	—	100	2,435	877	100	3,312	3,412	2,076	1997	1997
080 Tulsa, OK	—	200	1,650	156	200	1,806	2,006	1,159	1997	1997
093 Tulsa, OK	—	100	2,395	47	100	2,442	2,542	1,617	1997	1997
075 Tyler, TX	—	100	1,800	469	100	2,269	2,369	1,291	1996	1996
091 Waco, TX	—	100	2,235	777	100	3,012	3,112	1,713	2021	1997
108 Watauga, TX	—	100	1,668	43	100	1,711	1,811	1,122	1996	1997
109 Weatherford, OK	—	100	1,669	703	100	2,372	2,472	1,522	1996	1997
309 West Chester, OH	—	2,355	13,553	253	2,355	13,806	16,161	2,674	2017	2017
276 Westminster, CO	—	1,425	9,575	111	1,425	9,686	11,111	2,928	2015	2013
110 Wheelersburg, OH	—	29	2,435	381	29	2,816	2,845	1,819	1997	1997
303 Wichita, KS	—	1,422	9,957	332	1,422	10,289	11,711	2,484	2011	2016
259 Wichita, KS	—	730	—	9,682	730	9,682	10,412	3,125	2013	2012
283 Wichita, KS	—	624	13,946	—	624	13,946	14,570	2,695	2016	2015
076 Wichita Falls, TX	—	100	1,850	147	100	1,997	2,097	1,297	1996	1996
120 Wichita Falls, TX	—	100	1,990	203	100	2,193	2,293	1,921	1997	1997
264 Williamstown, NJ	—	711	6,637	—	711	6,637	7,348	2,142	2000	2012
265 Williamstown, NJ	—	711	8,649	—	711	8,649	9,360	2,625	2000	2012
Assisted Living Properties	$—	$66,529	$655,265	$48,715	$66,529	$703,980	$770,509	$197,218

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

				Costs
				capitalized	Gross amount at which carried at
		Initial cost to company		subsequent	December 31, 2023
			Building and	to		Building and			Accum	Construction/	Acquisition
	Encumbrances	Land	improvements	acquisition	Land	improvements	Total (1)		deprec.	renovation date	date
Other:
Properties:
297 Las Vegas, NV	—	1,965	7,308	1,789	1,965	9,097	11,062		1,932	1990/1994	2015
Properties	—	1,965	7,308	1,789	1,965	9,097	11,062		1,932
Land:
271 Howell, MI	—	420	—	—	420	—	420		—	N/A	2013
272 Milford, MI	—	450	—	—	450	—	450		—	N/A	2014
275 Yale, MI	—	73	—	—	73	—	73		—	N/A	2013
Land	—	943	—	—	943	—	943		—
Other Properties	—	2,908	7,308	1,789	2,908	9,097	12,005		1,932
	$—	$122,649	$1,168,511	$88,172	$122,649	$1,256,683	$1,379,332	(2)	$391,367
(1)	Depreciation is computed principally by the straight-line method for financial reporting purposes which generally range of a life from 5 to 15 years for furniture and equipment, 35 to 50 years for buildings, 10 to 20 years for site improvements, 10 to 50 years for building improvements and the respective lease term for acquired lease intangibles.

(2)	As of December 31, 2023, our aggregate cost for Federal income tax purposes was $1,392,420 (unaudited).

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

Activity for the years ended December 31, 2023, 2022 and 2021 is as follows:

	For the Year Ended December 31,
	2023	2022	2021
Reconciliation of real estate:
Carrying cost:
Balance at beginning of period	$1,410,705	$1,408,557	$1,452,001
Acquisitions	54,714	51,817	—
Improvements	9,686	9,099	6,298
Capitalized interest	—	—	—
Cost of real estate sold	(79,998)	(55,346)	(49,742)
Impairment loss from real estate investments	(15,775)	(3,422)	—
Ending balance	$1,379,332	$1,410,705	$1,408,557
Accumulated depreciation:
Balance at beginning of period	$391,487	$374,606	$349,643
Depreciation expense	37,303	37,394	38,192
Cost of real estate sold	(37,423)	(20,513)	(13,229)
Ending balance	$391,367	$391,487	$374,606

LTC PROPERTIES, INC.

SCHEDULE IV

MORTGAGE LOANS RECEIVABLE ON REAL ESTATE

(in thousands)

										Principal
										Amount of
									Carrying	Loans
							Current		Amount of	Subject to
	(Unaudited)						Monthly	Face	Mortgages	Delinquent
	Number of				Final	Balloon	Debt	Amount of	December 31,	Principal or
State	Properties		Units/Beds (1)	Interest Rate (2)	Maturity Date	Amount (3)	Service	Mortgages	2023	Interest
FL	1		112	7.80%	2025	$16,706	$109	$16,706	$16,539	$—
FL	2		92	8.80%	2025	4,000	30	4,000	3,960	—
GA	1		203	7.50%	2024	51,111	324	51,111	50,600	—
IL	1		150	8.80%	2028	16,500	122	16,500	16,335	—
LA	1		189	7.50%	2024	29,346	186	29,346	29,053	—
MI	15		1,875	10.80%	2043	173,487	1,656	190,214	182,134	—
MI	4		480	9.80%	2045	36,650	326	40,480	39,550	—
MI	2		201	10.10%	2045	19,700	165	19,750	19,503	—
MI	1		146	10.30%	2045	14,325	127	15,000	14,702	—
MO	—		—	7.50%	2024	1,999	13	1,999	1,979	—
NC	12	(4)	478	7.30%	2025	53,385	327	53,385	52,851	—
NC	4		217	7.30%	2026	34,043	209	34,043	33,703	—
NC	1		45	7.30%	2025	10,750	66	10,750	10,643	—
NC	—		—	7.30%	2026	826	5	826	818	—
SC	1	(4)	45	7.30%	2025	4,946	31	4,946	4,896	—
	46	(5)	4,233			$467,774	$3,696	$489,056	$477,266	$—
(1)	This number is based upon unit/bed counts shown on operating licenses provided to us by lessee/borrowers or units/beds as stipulated by lease/mortgage documents. We have found during the years that these numbers often differ, usually not materially, from units/beds in operation at any point in time. The differences are caused by such things as operators converting a patient/resident room for alternative uses, such as offices or storage, or converting a multi-patient room/unit into a single patient room/unit. We monitor our properties on a routine basis through site visits and reviews of current licenses. In an instance where such change would cause a de-licensing of beds or in our opinion impact the value of the property, we would take action against the borrower to preserve the value of the property/collateral.

(2)	Represents current stated interest rate. Generally, the loans have principal and interest payable at varying amounts over the life to maturity with annual interest adjustments through specified fixed rate increases effective either on the first anniversary or calendar year of the loan.

(3)	Balloon payment is due upon maturity.

(4)	Represents a single mortgage loan secured by 13 ALFs. The mortgage loan was allocated by state for reporting purposes only.

(5)	Includes 14 first-lien mortgage loans as follows:

Number of Loans	Original loan amounts
2	$ 500 - $2,000
0	$2,001 - $3,000
1	$3,001 - $4,000
0	$4,001 - $5,000
0	$5,001 - $6,000
0	$6,001 - $7,000
11	$7,001 +

Mortgage loans receivable activity for the years ended December 31, 2023, 2022 and 2021 is as follows:

Balance— December 31, 2020	$257,251
New mortgage loans	88,415
Other additions	540
Application of interest reserve	298
Amortization of mortgage premium	(6)
Collections of principal	(1,175)
Foreclosures	—
Loan loss reserve	(881)
Other deductions	—
Balance— December 31, 2021	344,442
New mortgage loans	31,965
Other additions	8,767
Application of interest reserve	6,192
Amortization of mortgage premium	(6)
Collections of principal	(1,175)
Foreclosures	—
Loan loss reserve	(457)
Other deductions	—
Balance— December 31, 2022	389,728
New mortgage loans	92,111
Other additions	4,947
Application of interest reserve	1,722
Amortization of mortgage premium	(7)
Collections of principal	(10,351)
Foreclosures	—
Loan loss reserve	(884)
Other deductions	—
Balance— December 31, 2023	$477,266

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control— Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of the end of the fiscal year ended December 31, 2023, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by Ernst &Young LLP, independent registered public accounting firm. Ernst & Young LLP’s report on our internal control over financial reporting appears on the following page.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of LTC Properties, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited LTC Properties, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, LTC Properties, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules listed in the Index at Item 15(a) and our report dated February 15, 2024 expressed an unqualified opinion thereon.

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

February 15, 2024

Item 9B. OTHER INFORMATION

None.

Item 9.C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our definitive proxy statement for the 2024 Annual Meeting of Stockholders (to be filed with the SEC within 120 days of our December 31, 2023 fiscal year end)

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our definitive proxy statement for the 2024 Annual Meeting of Stockholders (to be filed with the SEC within 120 days of our December 31, 2023 fiscal year end)

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our definitive proxy statement for the 2024 Annual Meeting of Stockholders (to be filed with the SEC within 120 days of our December 31, 2023 fiscal year end)

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our definitive proxy statement for the 2024 Annual Meeting of Stockholders (to be filed with the SEC within 120 days of our December 31, 2023 fiscal year end)

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our definitive proxy statement for the 2024 Annual Meeting of Stockholders (to be filed with the SEC within 120 days of our December 31, 2023 fiscal year end)

PART IV

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

Exhibit Number	Description
10.8	Third Amended and Restated Credit Agreement dated as of November 19, 2021 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed November 19, 2021)
10.9	First Amendment to Third Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed December 19, 2022)
10.10	Second Amendment to Third Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 4, 2024)
10.11	Employment Agreement of Wendy Simpson dated November 12, 2014 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed November 12, 2014)
10.12	Employment Agreement of Pamela Kessler, effective as of November 12, 2014 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed November 12, 2014)
10.13+	Employment Agreement of Clint Malin, effective as of November 12, 2014 (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed November 12, 2014)
10.14+	Annual Cash Bonus Incentive Plan, effective as of October 27, 2014 (incorporated by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014)
10.15+	The 2015 Equity Participation Plan of LTC Properties, Inc. (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-8 (File No. 333-205115)
10.16+	The 2021 Equity Participation Plan of LTC Properties, Inc. (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-8 (File No. 333-256808)
10.17	Form of Restricted Stock Agreement under the 2021 Equity Participation Plan
10.18+	Form of Stock Option Agreement under the 2021 Equity Participation Plan (incorporated by reference to Exhibit 10.14 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021)
10.19+

Form of Performance Based Market Stock Unit Agreement under the 2021 Equity Participation Plan (incorporated by reference to Exhibit 10.15 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021)

10.20+

Form of Indemnification Agreement dated as of July 30, 2009 between LTC Properties, Inc. and its Directors and Officers (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

21	List of Subsidiaries
23.1	Consent of Independent Registered Accounting Firm
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	LTC Properties, Inc. Compensation Recovery Policy
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement in which an executive officer or director of the Company participates

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC. Registrant
Dated: February 15, 2024
	By:	/s/ CAROLINE CHIKHALE CAROLINE CHIKHALE Executive Vice President, Chief Accounting Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Wendy L. Simpson WENDY L. SIMPSON	Chairman and Chief Executive Officer (Principal Executive Officer)	February 15, 2024

/s/ Pamela J. Kessler PAMELA J. KESSLER	Co-President, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)	February 15, 2024

/s/ Caroline Chikhale PAMELA J. KESSLER	Executive Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)	February 15, 2024

/s/ Boyd Hendrickson BOYD HENDRICKSON	Director	February 15, 2024

/s/ Cornelia Cheng	Director	February 15, 2024
CORNELIA CHENG

/s/ DAVID L. GRUBER	Director	February 15, 2024
DAVID L. GRUBER

/s/ Devra G. Shapiro DEVRA G. SHAPIRO	Director	February 15, 2024

/s/ James J. Pieczynski JAMES J. PIECZYNSKI	Director	February 15, 2024

/s/ Timothy J. Triche TIMOTHY J. TRICHE	Director	February 15, 2024