Form 10-Q
period 2024-03-31
LTC PROPERTIES INC
filed 2024-04-29
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ____ to ____

Commission file number 1-11314

LTC PROPERTIES, INC.

(Exact name of Registrant as specified in its charter)

Maryland	71-0720518
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3011 Townsgate Road, Suite 220

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

Yes ☐ No ☑

The number of shares of common stock outstanding on April 22, 2024 was 43,475,389.

LTC PROPERTIES, INC.

FORM 10-Q

March 31, 2024

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share)

	March 31, 2024	December 31, 2023
	(unaudited)	(audited)
ASSETS
Investments:
Land	$120,137	$121,725
Buildings and improvements	1,219,622	1,235,600
Accumulated depreciation and amortization	(383,782)	(387,751)
Operating real estate property, net	955,977	969,574
Properties held-for-sale, net of accumulated depreciation: 2024—$2,773; 2023—$3,616	389	18,391
Real property investments, net	956,366	987,965
Financing receivables, net of credit loss reserve: 2024—$1,980; 2023—$1,980	196,010	196,032
Mortgage loans receivable, net of credit loss reserve: 2024—$4,845; 2023—$4,814	480,250	477,266
Real estate investments, net	1,632,626	1,661,263
Notes receivable, net of credit loss reserve: 2024—$605; 2023—$611	59,946	60,490
Investments in unconsolidated joint ventures	19,340	19,340
Investments, net	1,711,912	1,741,093

Other assets:
Cash and cash equivalents	9,010	20,286
Debt issue costs related to revolving line of credit	1,786	1,557
Interest receivable	55,842	53,960
Straight-line rent receivable	19,075	19,626
Lease incentives	3,578	2,607
Prepaid expenses and other assets	17,192	15,969
Total assets	$1,818,395	$1,855,098
LIABILITIES
Revolving line of credit	$277,050	$302,250
Term loans, net of debt issue costs: 2024—$305; 2023—$342	99,695	99,658
Senior unsecured notes, net of debt issue costs: 2024—$1,194; 2023—$1,251	483,466	489,409
Accrued interest	4,861	3,865
Accrued expenses and other liabilities	34,481	43,649
Total liabilities	899,553	938,831
EQUITY
Stockholders’ equity:
Common stock: $0.01 par value; 60,000 shares authorized; shares issued and outstanding: 2024—43,271; 2023—43,022	433	430
Capital in excess of par value	996,631	991,656
Cumulative net income	1,658,625	1,634,395
Accumulated other comprehensive income	6,488	6,110
Cumulative distributions	(1,775,928)	(1,751,312)
Total LTC Properties, Inc. stockholders’ equity	886,249	881,279
Non-controlling interests	32,593	34,988
Total equity	918,842	916,267
Total liabilities and equity	$1,818,395	$1,855,098

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share, unaudited)

	Three Months Ended
	March 31,
	2024	2023
Revenues:
Rental income	$33,549	$31,735
Interest income from financing receivables	3,830	3,751
Interest income from mortgage loans	12,448	11,244
Interest and other income	1,539	2,770
Total revenues	51,366	49,500
Expenses:
Interest expense	11,045	10,609
Depreciation and amortization	9,095	9,210
Impairment loss	—	434
Provision for credit losses	24	1,731
Transaction costs	266	117
Property tax expense	3,383	3,293
General and administrative expenses	6,491	6,294
Total expenses	30,304	31,688
Other operating income:
Gain on sale of real estate, net	3,251	15,373
Operating income	24,313	33,185
Income from unconsolidated joint ventures	376	376
Net income	24,689	33,561
Income allocated to non-controlling interests	(459)	(427)
Net income attributable to LTC Properties, Inc.	24,230	33,134
Income allocated to participating securities	(165)	(205)
Net income available to common stockholders	$24,065	$32,929

Earnings per common share:
Basic	$0.56	$0.80
Diluted	$0.56	$0.80

Weighted average shares used to calculate earnings per common share:
Basic	42,891	41,082
Diluted	43,032	41,189

Dividends declared and paid per common share	$0.57	$0.57

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, unaudited)

	Three Months Ended
	March 31,
	2024	2023
Net income	$24,689	$33,561
Unrealized gain (loss) on cash flow hedges before reclassification	1,414	(550)
Gains reclassified from accumulated other comprehensive income to interest expense	(1,036)	(812)
Comprehensive income	25,067	32,199
Less: Comprehensive income allocated to non-controlling interests	(459)	(427)
Comprehensive income attributable to LTC Properties, Inc.	$24,608	$31,772

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

			Capital in	Cumulative			Total	Non-
	Common Stock		Excess of	Net	Accumulated	Cumulative	Stockholder's	Controlling	Total
	Shares	Amount	Par Value	Income	OCI	Distributions	Equity	Interests	Equity
Balance—December 31, 2022	41,262	$412	$931,124	$1,544,660	$8,719	$(1,656,548)	$828,367	$21,940	$850,307
Issuance of common stock	48	—	1,697	—	—	—	1,697	—	1,697
Issuance of restricted stock	128	1	(1)	—	—	—	—	—	—
Common Stock cash distributions ($0.57 per share)	—	—	—	—	—	(23,563)	(23,563)	—	(23,563)
Stock-based compensation expense	—	—	2,088	—	—	—	2,088	—	2,088
Net income	—	—	—	33,134	—	—	33,134	427	33,561
Cash paid for taxes in lieu of common shares	(41)	—	(1,538)	—	—	—	(1,538)	—	(1,538)
Non-controlling interest contributions	—	—	—	—	—	—	—	3,831	3,831
Non-controlling interest distributions	—	—	—	—	—	—	—	(406)	(406)
Fair market valuation adjustment for interest rate swap	—	—	—	—	(1,362)	—	(1,362)	—	(1,362)
Other	(1)	—	—	—	—	—	—	—	—
Balance—March 31, 2023	41,396	$413	$933,370	$1,577,794	$7,357	$(1,680,111)	$838,823	$25,792	$864,615

Balance—December 31, 2023	43,022	$430	$991,656	$1,634,395	$6,110	$(1,751,312)	$881,279	$34,988	$916,267
Issuance of common stock	139	1	4,336	—	—	—	4,337	—	4,337
Issuance of restricted stock	160	2	(2)	—	—	—	—	—	—
Common Stock cash distributions ($0.57 per share)	—	—	—	—	—	(24,616)	(24,616)	—	(24,616)
Stock-based compensation expense	—	—	2,202	—	—	—	2,202	—	2,202
Net income	—	—	—	24,230	—	—	24,230	459	24,689
Fair market valuation adjustment for interest rate swap	—	—	—	—	378	—	378	—	378
Cash paid for taxes in lieu of common shares	(50)	—	(1,532)	—	—	—	(1,532)	—	(1,532)
Non-controlling interest contributions	—	—	—	—	—	—	—	50	50
Non-controlling interest distributions	—	—	—	—	—	—	—	(2,904)	(2,904)
Other	—	—	(29)	—	—	—	(29)	—	(29)
Balance—March 31, 2024	43,271	$433	$996,631	$1,658,625	$6,488	$(1,775,928)	$886,249	$32,593	$918,842

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Three Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES:
Net income	$24,689	$33,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,095	9,210
Stock-based compensation expense	2,202	2,088
Impairment loss	—	434
Gain on sale of real estate, net	(3,251)	(15,373)
Income from unconsolidated joint ventures	(376)	(376)
Income distributions from unconsolidated joint ventures	112	—
Straight-line rental adjustment	550	465
Exchange of prepayment fee for participating interest in mortgage loan	—	(1,380)
Amortization of lease incentives	233	209
Provision for credit losses	24	1,731
Application of interest reserve	(52)	(1,149)
Amortization of debt issue costs	267	300
Other non-cash items, net	24	23
Change in operating assets and liabilities
Lease incentives funded	(1,395)	—
Increase in interest receivable	(2,220)	(2,079)
Increase (decrease) in accrued interest payable	996	(1,112)
Net change in other assets and liabilities	(9,948)	(8,513)
Net cash provided by operating activities	20,950	18,039
INVESTING ACTIVITIES:
Investment in real estate properties	(315)	—
Investment in real estate capital improvements	(1,329)	(2,608)
Proceeds from sale of real estate, net	25,306	31,616
Investment in financing receivables	—	(112,712)
Investment in real estate mortgage loans receivable	(3,128)	(53,226)
Principal payments received on mortgage loans receivable	125	125
Advances and originations under notes receivable	—	(605)
Principal payments received on notes receivable	550	5,180
Net cash provided by (used in) investing activities	21,209	(132,230)
FINANCING ACTIVITIES:
Borrowings from revolving line of credit	10,300	162,700
Repayment of revolving line of credit	(35,500)	(22,600)
Principal payments on senior unsecured notes	(6,000)	(7,000)
Proceeds from common stock issued	4,453	1,777
Distributions paid to stockholders	(24,616)	(23,563)
Distributions paid to non-controlling interests	(109)	(406)
Financing costs paid	(402)	(20)
Cash paid for taxes in lieu of shares upon vesting of restricted stock	(1,532)	(1,538)
Other	(29)	—
Net cash (used in) provided by financing activities	(53,435)	109,350
Decrease in cash and cash equivalents	(11,276)	(4,841)
Cash and cash equivalents, beginning of period	20,286	10,379
Cash and cash equivalents, end of period	$9,010	$5,538

Supplemental disclosure of cash flow information:
Interest paid	$9,782	$11,421
Non-cash investing and financing transactions:
Contribution from non-controlling interest	$—	$3,831
Exchange of mezzanine loan and related prepayment fee for participating interest in mortgage loan	$—	$(8,841)
Reserves withheld at financing and mortgage loan receivable origination	$—	$(5,147)
Accretion of interest reserve recorded as mortgage loan receivable	$52	$1,149
Increase (decrease) in fair value of interest rate swap agreements	$378	$(1,362)
Distributions paid to non-controlling interests	$439	$—
Distributions paid to non-controlling interests related to property sale	$2,305	$—
Mortgage loan receivable reserve withheld at origination	$—	$750

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

We have prepared consolidated financial statements included herein without audit and in the opinion of management have included all adjustments necessary for a fair presentation of the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to rules and regulations governing the presentation of interim financial statements. The accompanying consolidated financial statements include the accounts of our company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2024 and 2023 are not necessarily indicative of the results for a full year.

We apply Accounting Standards Codification Topic 326, Financial Instruments-Credit Losses (“ASC 326”), which requires a forward-looking “expected loss” model, to estimate our loan losses on our mortgage loans, financing receivables and notes receivable. In determining the “expected” credit loss reserves on these instruments, we utilize the probability of default and discounted cash flow methods. Further, we stress-test the results to reflect the impact of unknown adverse future events including recessions.

The expected credit losses related to our financial instruments that are within the scope of ASC 326 are as follows (in thousands):

	Balance		Balance
	at	Increase	at
Description	12/31/2023	/(Decrease)	3/31/2024
Credit Loss Reserve- Financing Receivables	$1,980	$—	$1,980
Credit Loss Reserve- Mortgage Loans Receivable	$4,814	$31	$4,845
Credit Loss Reserve-Notes Receivable	$611	$(6)	$605

We elected not to measure an allowance for expected credit losses on accrued interest receivable under the expected credit loss standard as we have a policy in place to reserve or write off accrued interest

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

receivable in a timely manner through our quarterly review of the loan and property performance. Therefore, we elected the policy to write off accrued interest receivable by recognizing credit loss expense. As of March 31, 2024, the total balance of accrued interest receivable of $55,842,000 was not included in the measurement of expected credit loss. For the three months ended March 31, 2024 and 2023, we did not recognize any write-off related to accrued interest receivable.

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

The following table summarizes our investments in owned properties at March 31, 2024 (dollar amounts in thousands):

						Average
		Percentage	Number	Number of		Investment
	Gross	of	of	SNF	ALF	per
Type of Property	Investment	Investment	Properties (1)	Beds (2)	Units (2)	Bed/Unit
Assisted Living	$733,901	54.6%	76	—	4,421	$166.00
Skilled Nursing	597,015	44.5%	50	6,113	236	$94.03
Other (3)	12,005	0.9%	1	118	—	—
Total	$1,342,921	100.0%	127	6,231	4,657
(1)	We own properties in 23 states that are leased to 23 different operators.

(2)	Includes three parcels of land held-for-use, and one behavioral health care hospital.

Many of our existing leases contain renewal options that, if exercised, could result in the amount of rent payable upon renewal being greater or less than that currently being paid.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During 2023, Brookdale Senior Living Communities, Inc. (“Brookdale”) elected not to exercise its renewal option under a master lease that matured on December 31, 2023. The 35- property assisted living portfolio was apportioned as follows (dollar amounts in thousands):

		Type	Number		Number	First
Lease		of	of		of	Year	Lease
Commencement	State	Property	Properties		Units	Rent	Term
November 2023	OK	ALF	5	(1)	184	$960	Three years
January 2024	CO, KS, OH, TX	ALF	17	(2)	738	9,325	Six years
January 2024	NC	ALF	5	(3)	210	3,300	Six years
			27		1,132	$13,585

		Type	Number		Number
		of	of		of	Sales	Net
Year sold	State	Property	Properties		Units	Price	Proceeds (4)
2023	FL	ALF	4		176	$18,750	$14,310	(5)
2023	OK	ALF	1		37	800	769
2023	SC	ALF	3		128	8,409	8,153
		ALF	8		341	$27,959	$23,232

Total			35		1,473
(1)	These communities were transitioned to an existing LTC operator. The new master lease includes a purchase option that can be exercised starting in November 2027 through October 2029 if the lessee exercises its four-year extension option. Rent increases to $984 in the second year, and $1,150 in the third year.

(2)	These communities were re-leased to Brookdale under a new master lease. Rent escalates by approximately 2.0% annually. The new master lease includes a purchase option that can be exercised in 2029. We also agreed to fund $7,200 for capital expenditures for the first two years of the lease at an initial rate of 8.0% escalating by approximately 2.0% annually thereafter.

(3)	These communities were transitioned to an operator new to us. Rent escalates by approximately 3.0% annually.

(4)	Net of transaction costs and seller financing, if any.

(5)	We provided seller financing collateralized by two of the Florida properties, with a total of 92 units. The $4,000 seller-financed mortgage loan has a two-year term, with a one-year extension, at an interest rate of 8.75%.

During the three months ended March 31, 2024, a master lease covering 11 skilled nursing centers, that was scheduled to mature in January 2024, was renewed for seven months extending the maturity to August 2024. The master lease was renewed at the current annualized rent of $8,000,000, or $4,667,000 for seven months in 2024. The centers have a total of 1,444 beds and are located in Texas. Subsequent to March 31, 2024, we executed a term sheet with the operator, to amend the master lease extending the term through December 2028. Annual rent will increase by $1,000,000 to $9,000,000 for 2024. Rent will increase to $9,500,000 for 2025, and $10,000,000 for 2026, escalating 3.3% annually thereafter. The amended master lease provides the operator with two five-year renewal options. As a condition of the amendment, the operator will repay $11,900,000 on its $13,531,000 working capital note during the second quarter of 2024. Upon the repayment, the remaining balance of the working capital note will be interest-free and repaid in installments through 2028.

Additionally, subsequent to March 31, 2024, another operator exercised its renewal option under its master lease for five years, from March 2025 through February 2030. Annual cash and GAAP rent for 2024 are $8,004,000 and $7,049,000, respectively escalating 2.5% annually. The master lease covers 666

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

beds across four skilled nursing centers, three in Texas and one in Wisconsin, and a behavioral health care hospital in Nevada.

We monitor the collectability of our receivable balances, including deferred rent receivable balances, on an ongoing basis. We write-off uncollectible operator receivable balances, including straight- line rent receivable and lease incentives balances, as a reduction to rental income in the period such balances are no longer probable of being collected. Therefore, recognition of rental income is limited to the lesser of the amount of cash collected or rental income reflected on a “straight-line” basis for those customer receivable balances deemed uncollectible. We wrote-off straight-line rent receivable and lease incentives balances of $191,000 and $144,000 for the three months ended March 31, 2024 and 2023, respectively, as a result of property sales and lease terminations.

We continue to take into account the current financial condition of our operators, including consideration of the impact of COVID-19, in our estimation of uncollectible accounts at March 31, 2024. We are closely monitoring the collectability of such rents and will adjust future estimations as appropriate as further information becomes known.

The following table summarizes components of our rental income for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended
	March 31,
Rental Income	2024		2023
Contractual cash rental income	$30,951	(1)	$29,125	(1)
Variable cash rental income	3,381	(2)	3,284	(2)
Straight-line rent	(550)		(465)
Amortization of lease incentives	(233)		(209)
Total	$33,549		$31,735
(1)	Increased primarily due to $2,377 repayment of rent credit in connection with the sale of our interest in a consolidated joint venture (“JV), rental income from 2023 acquisitions and annual rent escalations, partially offset by property sales and transitioned portfolios.

(2)	The variable rental income for the three months ended March 31, 2024, and 2023 includes reimbursement of real estate taxes by our lessees.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Some of our lease agreements provide purchase options allowing the lessees to purchase the properties they currently lease from us. The following table summarizes information about purchase options included in our lease agreements (dollar amounts in thousands):

	Type	Number
	of	of	Gross	Net Book	Option
State	Property	Properties	Investments (1)	Value	Window
California	ALF/MC	2	$38,895	$32,542	2023-2029
Colorado/Kansas/Ohio/Texas	ALF/MC	17	58,723	26,089	2029	(2)
Florida	SNF	3	76,669	76,669	2025-2027
Georgia/South Carolina	ALF/MC	2	31,433	24,682	2027
North Carolina	ALF/MC	11	121,321	121,321	2025-2028	(3)
North Carolina	ALF	5	14,404	6,844	2029	(4)
Ohio	MC	1	16,161	13,378	2024-2025
Ohio	ILF/ALF/MC	1	54,758	52,946	2025-2027
Oklahoma	ALF/MC	5	11,221	4,332	2027-2029	(5)
Tennessee	SNF	2	5,275	2,227	2023-2024
Texas	SNF	4	52,726	50,036	2027-2029	(6)
Total			$481,586	$411,066
(1)	Gross investments include previously recorded impairment losses, if any.

(2)	During 2023, we released 17 ALFs with a total of 738 units to Brookdale under a new six-year master lease. The new master lease commenced in January 2024 and includes a purchase option that can be exercised in 2029. See above for more information.

(3)	During 2023, we entered into a JV that purchased 11 ALFs and MCs with a total of 523 units and leased the communities under a 10-year master lease. The master lease provides the operator with the option to buy up to 50% of the properties at the beginning of the third lease year, and the remaining properties at the beginning of the fourth lease year through the end of the sixth lease year, with an exit IRR of 9.0% on any portion of the properties being purchased. For more information regarding this transaction see Financing Receivables below.

(4)	During 2023, we transferred five ALFs with a total of 210 units from Brookdale to an operator new to us. The new master lease commenced in January 2024 and includes a purchase option that can be exercised in 2029. See above for more information.

(5)	During 2023, we transferred five ALFs in Oklahoma with a total of 184 units from Brookdale to an existing operator. The new master lease commenced in November 2023 and includes a purchase option that can be exercised starting in November 2027 through October 2029 if the lessee exercises its four-year extension option. See above for more information.

(6)	During 2022, we purchased four skilled nursing centers and leased these properties under a 10-year lease with an existing operator. The lease allows the operator to elect either an earn-out payment or purchase option. If neither option is elected within the timeframe defined in the lease, both elections are terminated. For more information regarding the earn-out see Note 8. Commitments and Contingencies.

Impairment Loss. In conjunction with the planned sale of a 70-unit assisted living community located in Florida, we recorded a $434,000 impairment loss during the three months ended March 31, 2023.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Properties Held -for-Sale. The following summarizes our held-for-sale properties as of March 31, 2024 and December 31, 2023 (dollar amounts in thousands):

		Type		Number	Number
		of		of	of		Gross	Accumulated
	State	Property		Properties	Beds/units		Investment	Depreciation
At March 31, 2024	TX	ALF	(1)	2	n/a	(1)	$3,162	$2,773
At December 31, 2023	WI	ALF	(2)	1	110		$22,007	$3,616
(1)	These closed properties were sold subsequent to March 31, 2024.

(2)	This community was sold during the three months ended March 31, 2024.

Acquisitions. During the three months ended March 31, 2024, we acquired a parcel of land in Kansas adjacent to an existing community operated by Brookdale for a total cost of $315,000. Rent was increased by 8% of our total cost of the investment. During the three months ended March 31, 2023, we did not have any acquisitions.

Intangible Assets. We make estimates as part of our allocation of the purchase price of acquisitions to various components of acquisition based upon the fair value of each component. In determining fair value, we use current appraisals or other third-party opinions of value. The most significant components of our allocations are typically the allocation of fair value to land and buildings, and for certain of our acquisitions, in-place leases and other intangible assets. In the case of the value of in-place leases, we make the best estimates based on the evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during the hypothetical expected lease-up periods, market conditions and costs to execute similar leases. The following is a summary of the carrying amount of intangible assets as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024					December 31, 2023
			Accumulated					Accumulated
Assets	Cost		Amortization		Net	Cost		Amortization		Net
In-place leases	$11,155	(1)	$(6,218)	(2)	$4,937	$11,348	(1)	$(6,109)	(2)	$5,239
Tax abatement intangible	$8,309	(3)	$(578)	(3)	$7,731	$8,309	(3)	$(405)	(3)	$7,904
(1)	Included in the Buildings and improvements line item in our Consolidated Balance Sheets.

(2)	Included in the Accumulated depreciation and amortization line item in our Consolidated Balance Sheets.

(3)	Included in the Prepaid expenses and other assets line item in our Consolidated Balance Sheets.

Improvements. During the three months ended March 31, 2024 and 2023, we invested in the following capital improvement projects (in thousands):

	Three Months Ended March 31,
Type of Property	2024	2023
Assisted Living Communities	$1,133	$1,548
Skilled Nursing Centers	196	973
Other	—	87
Total	$1,329	$2,608

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Properties Sold. During the three months ended March 31, 2024 and 2023, we recorded a gain on sale of $3,251,000 and $15,373,000, respectively. The following table summarizes property sales during the three months ended March 31, 2024 and 2023 (dollar amounts in thousands):

		Type	Number	Number
		of	of	of	Sales		Carrying	Net
Year	State	Properties	Properties	Beds/Units	Price		Value	(Loss) Gain (1)
2024	Florida	ALF	1	60	$4,500		$4,579	$(319)
	Texas	ALF	5	208	1,600		1,282	(356)
	Wisconsin	ALF	1	110	20,193	(2)	16,195	3,986
	n/a	n/a	—	—	—		—	(60)	(3)
Total			7	378	$26,293		$22,056	$3,251

2023	Kentucky	ALF	1	60	$11,000		$10,710	$72
	New Mexico	SNF	2	235	21,250		5,379	15,301
Total			3	295	$32,250		$16,089	$15,373

(

(1)	Calculation of net gain includes cost of sales and write-off of straight-line receivable and lease incentives, when applicable.

(2)	Represents the price to sell our portion of interest in a JV, net of the JV partner’s $2,305 contributions in the joint venture.

(3)	We recognized additional loss due to additional incurred costs related to properties sold during 2023.

Financing Receivables. During 2023 and 2022, we entered into two joint ventures and contributed into the JVs for the purchase of properties through sale and leaseback transactions. Concurrently, each of these JVs leased the purchased properties back to an affiliate of the seller and provided the seller-lessee with purchase options. We determined that each of these sale and leaseback transactions meet the accounting criteria to be presented as Financing receivables on our Consolidated Balance Sheets and recorded the rental revenue from these properties as Interest income from financing receivables on our Consolidated Statements of Income.

The following tables provide information regarding our investments in financing receivables (dollar amounts in thousands):

		Type	Number	Number
Investment		of	of	of	Gross	LTC
Year	State	Properties	Properties	Beds/Units	Investments	Contributions
2023	NC	ALF/MC	11	523	$121,321	$117,490
2022	FL	SNF	3	299	76,669	62,344
			14	822	$197,990	$179,834

		Type	Initial	Interest Income from Financing Receivables
Lease		of	Contractual	Three Months Ended March 31,
Maturity		Properties	Cash Yield	2024	2023
2033	(1)	ALF/MC	7.25%	$2,426	$2,345
2032	(2)	SNF	7.25%	1,404	1,406
				$3,830	$3,751
(1)	The JV leased these communities back to an affiliate of the seller under a 10-year master lease, with two five-year renewal options. The contractual initial cash yield of 7.25% increases to 7.5% in year three then escalates thereafter based on CPI subject to a floor of 2.0% and a ceiling of 4.0%. The JV provided the seller-lessee with a purchase option to buy up to 50% of the properties at the beginning of the third lease year and the remaining properties at the beginning of the fourth lease year through the end of the sixth lease year, with an exit Internal Rate of Return (“IRR”) of 9.0%.

(2)	The JV leased the centers back to an affiliate of the seller under a 10-year master lease, with two five-year renewal options and provided the seller-lessee with a purchase option, exercisable at the beginning of the fourth year through the end of the fifth year.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Mortgage Loans. The following table sets forth information regarding our investments in mortgage loans secured by first mortgages at March 31, 2024 (dollar amounts in thousands):

				Type	Percentage	Number of					Investment
			Gross	of	of				SNF	ALF	per
Interest Rate	Maturity	State	Investment	Property	Investment	Loans (1)	Properties (2)		Beds	Units	Bed/Unit
7.5%	2024	MO	$2,013	OTH	0.4%	1	—	(3)	—	—	$	n/a
7.5%	2024	LA	29,346	SNF	6.0%	1	1		189	—		$155.27
7.5%	2024	GA	51,111	ALF	10.5%	1	1		—	203		$251.78
8.8%	2025	FL	4,000	ALF	0.8%	1	2		—	92		$43.48
7.8%	2025	FL	16,706	ALF	3.5%	1	1		—	112		$149.16
7.3%	2025	NC	10,750	ALF	2.2%	1	1		—	45		$238.89
7.3% (4)	2025	NC/SC	58,519	ALF	12.1%	1	13		—	523		$111.89
7.3% (4)	2026	NC	34,043	ALF	7.0%	1	4		—	217		$156.88
7.3% (4)	2026	NC	826	OTH	0.2%	1	—	(5)	—	—	$	n/a
8.8% (6)	2026	MI	2,940	UDP	0.6%	1	—	(6)	—	—	$	n/a
8.8%	2028	IL	16,500	SNF	3.4%	1	1		150	—		$110.00
10.8% (7)	2043	MI	183,966	SNF	37.9%	1	15		1,875	—		$98.12
9.8% (7)	2045	MI	39,850	SNF	8.2%	1	4		480	—		$83.02
10.1% (7)	2045	MI	19,700	SNF	4.1%	1	2		201	—		$98.01
10.5% (7)	2045	MI	14,825	SNF	3.1%	1	1		146	—		$101.54
Total			$485,095		100.0%	15	46		3,041	1,192		$114.60
(1)	Some loans contain certain guarantees and provide for certain facility fees.

(2)	Our mortgage loans are secured by properties located in eight states with nine borrowers.

(3)	Represents a mortgage loan secured by a parcel of land for the future development of a 91-bed post-acute SNF.

(4)	Represents the initial rate with an IRR of 8%.

(5)	Represents a mortgage loan secured by a parcel of land in North Carolina held for future development of a seniors housing community.

(6)	During the third quarter of 2023, we committed to fund a $19,500 mortgage loan for the construction of an 85-unit ALF and MC in Michigan. The borrower contributed $12,100 of equity, which initially funded the construction. In 2024, once all of the borrower’s equity was drawn, we began funding the commitment. Our remaining commitment is $16,600. The interest-only loan term is approximately three years at a rate of 8.75%, and includes two, one-year extensions, each of which is contingent on certain coverage thresholds.

(7)	Mortgage loans provide for 2.25% annual increases in the interest rate.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table summarizes our mortgage loan activity for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024		2023
Originations and funding under mortgage loans receivable	$3,128	(1)	$62,844	(2)
Application of interest reserve	14		1,149
Scheduled principal payments received	(125)		(125)
Mortgage loan premium amortization	(2)		(2)
Provision for loan loss reserve	(31)		(639)
Net increase in mortgage loans receivable	$2,984		$63,227
(1)	We funded the following:

(a)	$2,940 under a $19,500 mortgage loan commitment for the construction of an 85-unit ALF and MC in Michigan. The borrower contributed $12,100 of equity upon origination in July 2023, which was used to initially fund the construction. Our remaining commitment is $16,600. The interest-only loan term is approximately three years at a rate of 8.75%, and includes two, one-year extensions, each of which is contingent on certain coverage thresholds; and

(b)	$188 of additional funding under other mortgage loan receivables.

(2)	We originated and funded the following:

(a)	$10,750 mortgage loan secured by a 45-unit MC located in North Carolina. The loan carries a two-year term with an interest-only rate of 7.25% and an IRR of 9.0%;

(b)	$51,111 mortgage loan investment secured by a 203-unit ILF, ALF and MC located in Georgia. We acquired a participating interest owned by existing lenders for $42,251 in addition to converting our $7,461 mezzanine loan in the property into a participating interest in the mortgage loan. The mortgage loan matures in October 2024 and our investment is at an initial rate of 7.5% with an IRR of 7.75%. We recorded $1,380 of additional interest income in connection with the effective prepayment of the mezzanine loan in the first quarter of 2023; and

(c)	$983 of additional funding under other mortgage loans receivable.

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

	Type	Type		Total	Contractual	Number
	of	of		Preferred	Cash	of	Carrying
State	Properties	Investment		Return	Portion	Beds/ Units	Value
Washington	ALF/MC	Preferred Equity	(1)	12%	7%	95	$6,340	(1)
Washington	ILF/ALF	Preferred Equity	(2)	14%	8%	267	13,000	(2)
Total (3)						362	$19,340
(1)	Our investment represents 15.5% of the total investment. The preferred equity investment earns an initial cash rate of 7% increasing to 9% in year four until the internal rate of return (“IRR”) is 8%. After achieving an 8% IRR, the cash rate drops to 8% with an IRR ranging between 12% to 14%, depending upon timing of redemption. We have the option to require the JV partner to purchase our preferred equity interest at any time between August 17, 2031 and December 31, 2036.

(2)	Our investment represents 11.6% of the estimated total investment. The preferred equity investment earns an initial cash rate of 8% with an IRR of 14%. The JV partner has the option to buy out our investment at any time after August 31, 2023 at the IRR rate. Also, we have the option to require the JV partner to purchase our preferred equity interest at any time between August 31, 2027 and, upon project completion and leasing the property, prior to the end of the first renewal term of the lease.

(3)	Subsequent to March 31, 2024, we originated a $12,700 mortgage loan to a current operator in order to acquire a skilled nursing and assisted living campus in Texas. The mortgage loan is secured by this property. In accordance with GAAP, this mortgage loan was determined to be an acquisition, development and construction (“ADC”) loan and will be accounted for as an unconsolidated JV. The campus was built in 2017 and includes 78 units (48 skilled nursing and 30 assisted living) and 104 licensed beds (70 skilled nursing and 34 assisted living). The five-year mortgage loan is interest only at a current rate of 9.15%.

The following table summarizes our capital contributions, income recognized, and cash interest received related to our investments in unconsolidated joint ventures during the three months ended March 31, 2024 and 2023 (in thousands):

	Type
	of	Capital	Income	Cash Income	Non-cash
Year	Properties	Contribution	Recognized	Earned	Income Accrued
2024	ALF/MC	$—	$112	$112	$—
	ILF/ALF (1)	—	264	—	264
Total		$—	$376	$112	$264

2023	ALF/MC	$—	$112	$—	$112
	UDP (1)	—	264	—	264
Total		$—	$376	$—	$376
(1)	The JV developed and owns a 267-unit ILF and ALF in Washington. The development project was completed during the fourth quarter of 2023.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

4.	Notes Receivable

Notes receivable consist of mezzanine loans and working capital loans. The following table summarizes our investments in notes receivable at March 31, 2024 (dollar amounts in thousands):

Interest			Type of	Gross			Type of
Rate	IRR	Maturity	Loan	Investment		# of loans	Property
4.0%	—	2024	Working capital	$13,531		1	SNF
5.0%	—	2025	Working capital	732		1	ALF
8.0%	11.0%	2027	Mezzanine	25,000		1	ALF
8.8%	12.0%	2028	Mezzanine	17,000		1	ALF
6.5%	—	2030	Working capital	138		1	SNF
7.3%	—	2030	Working capital	500		1	ALF
7.4%	—	2030	Working capital	957		1	ALF
0.0%	—	2031	Working capital	2,693		1	ALF
				$60,551	(1)	8
(1)	Excludes the impact of credit loss reserve.

The following table is a summary of our notes receivable components as of March 31, 2024 and December 31, 2023 (in thousands):

	At March 31, 2024	At December 31, 2023
Mezzanine loans	$42,000	$42,000
Working capital loans	18,551	19,101
Notes receivable credit loss reserve	(605)	(611)
Total	$59,946	$60,490

The following table summarizes our notes receivable activity for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Advances under notes receivable	$—	$605
Principal payments received under notes receivable	(550)	(12,641)	(1)
Recovery of credit losses	6	120
Net decrease in notes receivable	$(544)	$(11,916)
(1)	During 2023, we received $4,545, which includes a prepayment fee and the exit IRR totaling $190 from a mezzanine loan prepayment. The mezzanine loan was on a 136-unit ILF in Oregon. Additionally, another $7,461 mezzanine loan was effectively prepaid through converting it as part of our $51,111 investment in a participating interest in an existing mortgage loan that is secured by a 203-unit ALF, ILF and MC located in Georgia. We recorded $1,380 of interest income in connection with the effective prepayment of the mezzanine loan.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

5.	Lease Incentives

Our non-contingent lease incentive balances at March 31, 2024 and December 31, 2023 were $3,578,000 and $2,607,000, respectively. The following table summarizes our lease incentives activity for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024		2023
Lease incentives funded	$1,395	(1)	$—
Amortization of lease incentives	(233)		(209)
Other adjustments	(191)	(2)	(9)	(2)
Net increase (decrease) in non-contingent lease incentives	$971		$(218)
(1)	Included in the balance is $1,107 related to transitioning the Brookdale portfolio.

(2)	Primarily relates to lease incentive balance write-off related to property sales.

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

Unsecured Credit Facility. We had an unsecured credit agreement (the “Original Credit Agreement”) that provided for an aggregate commitment of the lenders of up to $500,000,000 comprising of a $400,000,000 revolving credit facility (the “Revolving Line of Credit”) and two $50,000,000 term loans (the “Term Loans”). The Term Loans mature on November 19, 2025 and November 19, 2026. The Revolving Line of Credit had a maturity date of November 19, 2025 and provided a one-year extension option at our discretion, subject to customary conditions. During the first quarter of 2024, we entered into an amendment to the Original Credit Agreement (the “Credit Agreement”) to accelerate our one-year extension option notice to January 4, 2024. Concurrently, we exercised our option to extend the maturity date to November 19, 2026. Other material terms of the Original Credit Agreement remained unchanged. The Credit Agreement permits us to request increases to the Revolving Line of Credit and Term Loans commitments up to a total of $1,000,000,000.

Based on our leverage at March 31, 2024, the facility provides for interest annually at Adjusted SOFR plus 115 basis points and a facility fee of 20 basis points and the Term Loans provide for interest annually at Adjusted SOFR plus 135 basis points.

Interest Rate Swap Agreements. In connection with entering into the Term Loans described above, we entered into two receive variable/pay fixed interest rate swap agreements (the “Interest Rate Swaps”) with maturities of November 19, 2025 and November 19, 2026, respectively, that will effectively lock-in the forecasted interest payments on the Term Loans’ borrowings over their four and five year terms of the loans. The Interest Rate Swaps are considered cash flow hedges and are recorded on our Consolidated Balance Sheets at fair value in Prepaid expenses and other assets, with cumulative changes

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

in the fair value of these instruments recognized in Accumulated other comprehensive income (loss) on our Consolidated Balance Sheets. During the three months ended March 31, 2024 and 2023, we recorded an increase of $378,000 and a decrease of $1,362,000 in fair value of Interest Rate Swaps, respectively.

Information regarding our interest rate swaps measured at fair value, which are classified as Level 2 of the fair value hierarchy is presented below (dollar amounts in thousands):

				Notional	Fair Value at
Date Entered	Maturity Date	Swap Rate	Rate Index	Amount	March 31, 2024	December 31, 2023
November 2021	November 19, 2025	2.62%	1-month SOFR	$50,000	$2,750	$2,698
November 2021	November 19, 2026	2.76%	1-month SOFR	50,000	3,738	3,412
				$100,000	$6,488	$6,110

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

At March 31, 2024, we were in compliance with all applicable financial covenants. These debt obligations also contain additional customary covenants and events of default that are subject to a number of important and significant limitations, qualifications and exceptions.

The following table sets forth information regarding debt obligations by component as of March 31, 2024 and December 31, 2023 (dollar amounts in thousands):

		At March 31, 2024		At December 31, 2023
	Applicable		Available		Available
	Interest	Outstanding	for	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing	Balance	Borrowing
Revolving line of credit	6.52%	$277,050	$122,950	$302,250	$97,750
Term loans, net of debt issue costs	2.69%	99,695	—	99,658	—
Senior unsecured notes, net of debt issue costs	4.20%	483,466	—	489,409	—
Total	4.77%	$860,211	$122,950	$891,317	$97,750
(1)	Represents weighted average of interest rate as of March 31, 2024.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the three months ended March 31, 2024 and 2023, our debt borrowings and repayments were as follows (in thousands):

	Three Months Ended March 31,
	2024		2023
Debt Obligations	Borrowings	Repayments	Borrowings	Repayments
Revolving line of credit	$10,300	$(35,500)	$162,700	$(22,600)
Senior unsecured notes	—	(6,000)	—	(7,000)
Total	$10,300	$(41,500)	$162,700	$(29,600)

7.	Equity

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

As of March 31, 2024, we have the following consolidated VIEs (in thousands):

				Gross
Investment		Property		Consolidated	Non-Controlling
Year	Purpose	Type	State	Assets (1)	Interests
2023	Owned real estate	ILF/ALF/MC	OH	$54,758	$9,134
2023	Owned real estate	ALF/MC	NC	121,321	3,831
2022	Owned real estate	SNF	FL	76,669	14,325
2018	Owned real estate	ILF	OR	14,650	2,907
2018	Owned real estate and development	ALF/MC	OR	18,452	1,156
2017	Owned real estate	ALF/MC	SC	11,680	1,240
Total				$297,530	$32,593
(1)	Includes the total real estate investments and excludes intangible assets.

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

During the three months ended March 31, 2024, we sold 139,100 shares of common stock for $4,453,000 in net proceeds under our Equity Distribution Agreements. In conjunction with the sale of common stock, we incurred $116,000 of costs associated with this agreement which have been recorded in additional paid in capital as a reduction of proceeds received. At March 31, 2024, we had $71,509,000 available under the Equity Distribution Agreements. Subsequent to March 31, 2024, we sold 204,700 shares of common stock for $6,522,000 in net proceeds under our Equity Distribution Agreements. Accordingly, we have $64,905,000 available under our Equity Distribution Agreements after the sale of these additional shares.

During the three months ended March 31, 2024 and 2023, we acquired 49,540 shares and 41,350 shares, respectively, of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

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

Distributions. We declared and paid the following cash dividends (in thousands):

	Three Months Ended March 31,
	2024		2023
	Declared	Paid	Declared	Paid
Common Stock (1)	$24,616	$24,616	$23,563	$23,563
(1)	Represents $0.19 per share per month for the three months ended March 31, 2024 and 2023.

In April 2024, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of April, May and June 2024, payable on April 30, May 31, and June 28, 2024, respectively, to stockholders of record on April 22, May 23, and June 20, 2024, respectively.

Stock-Based Compensation. During 2021, we adopted and our shareholders approved the 2021 Equity Participation Plan (“the 2021 Plan”) which replaces the 2015 Equity Participation Plan (“the 2015 Plan”). Under the 2021 Plan, 1,900,000 shares of common stock have been authorized and reserved for awards, less one share for every one share that was subject to an award granted under the 2015 Plan after December 31, 2020 and prior to adoption. In addition, any shares that are not issued under outstanding awards under the 2015 Plan because the shares were forfeited or cancelled after December 31, 2020 will be added to and again be available for awards under the 2021 Plan. Under the 2021 Plan, the shares were authorized and reserved for awards to officers, employees, non-employee directors and consultants. The terms of the awards granted under the 2021 Plan and the 2015 Plan are set by our compensation

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

committee at its discretion. Beginning in the first quarter of 2024, we entered into Performance Stock Unit Award Agreements, based upon absolute and relative total shareholder return, under the 2021 Plan. Forms of such Performance Stock Unit Award Agreements are filed as exhibits to this quarter report.

During the three months ended March 31, 2024 and 2023, no stock options were granted or exercised. During each of the three months ended March 31, 2024 and 2023, 5,000 stock options expired and were cancelled. At March 31, 2024, we had no stock options outstanding and exercisable.

The following table summarizes our restricted stock activity for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Outstanding, January 1	258,620	229,236
Granted	159,536	127,960
Vested	(114,782)	(98,206)
Cancelled	—	(1,085)
Outstanding, March 31	303,374	257,905

No performance-based stock units vested during the three months ended March 31, 2024, and 2023.

During the three months ended March 31, 2024 and 2023, we granted restricted stock and performance-based stock units under the 2021 Plan as follows:

	No. of	Price per
Year	Shares/Units	Share	Reward Type	Vesting Period
2024	159,536	$30.72	Restricted stock	ratably over 3 years
	69,610	$31.84	Performance-based stock units	TSR targets (1)
	62,914	$31.84	Performance-based stock units	TSR targets (2)
	292,060

2023	127,960	$37.16	Restricted stock	ratably over 3 years
	86,867	$37.16	Performance-based stock units	TSR targets (3)
	214,827

(1)	Vesting is based on achieving certain total shareholder return (“TSR”) targets in 3 years.

(2)	Vesting is based on achieving certain TSR targets relative to the TSR of a predefined peer group in 3 years.

(3)	Vesting is based on achieving certain total shareholder return (“TSR”) targets in 4 years with acceleration opportunity in 3 years.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Compensation expense recognized related to the vesting of restricted common stock and performance-based stock units for the three months ended March 31, 2024 and 2023 were $2,202,000 and $2,088,000, respectively. At March 31, 2024, the remaining compensation expense to be recognized related to the future service period of unvested outstanding restricted common stock and performance-based stock units are as follows (in thousands):

Remaining
Compensation
Vesting Date	Expense
April - December 2024	$6,484
2025	6,266
2026	3,385
2027	369
Total	$16,504

8.	Commitments and Contingencies

At March 31, 2024, we had commitments as follows (in thousands):

				Total
	Investment		2024	Commitment	Remaining
	Commitment		Funding	Funded	Commitment
Real estate properties (Note 2. Real Estate Investments)	$22,442	(1)	$1,026	$5,184	$17,258
Accrued incentives and earn-out liabilities (Note 5. Lease Incentives)	16,125	(2)	189	1,647	14,478
Mortgage loans (Note 2. Real Estate Investments)	43,598	(3)	3,128	10,306	33,292
Notes receivable (Note 4. Notes Receivable)	1,190	(4)	—	—	1,190
Total	$83,355		$4,343	$17,137	$66,218
(1)	Represents commitments to purchase land and improvements, if applicable, and to develop, re-develop, renovate or expand seniors housing and skilled nursing properties.

(2)	Includes an earn-out payment of up to $3,000 to an operator under a master lease on four SNFs in Texas which were acquired during 2022. The master lease allows either an earn-out payment up to $3,000 or a purchase option. The earn-out payment is available, contingent on achieving certain thresholds per the lease, beginning at the end of the second lease year through the end of the fifth lease year. If neither option is elected within the timeframe defined in the lease, both elections are terminated. For more information regarding the purchase option see Note 2. Real Estate Investments.

(3)	Represents $19,500 related to a construction loan, $6,098 of commitments for the expansion, renovation and working capital related to seniors housing and skilled nursing properties securing the mortgage loans and $18,000 of commitments which are contingent upon the borrower achieving certain coverage ratios.

(4)	Represents working capital loan commitments.

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

We have one operator that represents 10% or more of our combined rental revenue and interest income from mortgage loans. The following table sets forth information regarding our major operator as of March 31, 2024:

	Number of		Number of		Percentage of
			SNF	ALF	Total	Total
Operator	SNF	ALF	Beds	Units	Revenues	Assets (1)
Prestige Healthcare (2)	24	—	2,820	93	16.0%	14.6%

(1)	Represents the net carrying value of the mortgage loans and properties we own divided by the Total assets on the Consolidated Balance Sheets.

(2)	The majority of the revenue derived from this operator relates to interest income from mortgage loans.

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

10.	Earnings per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Net income	$24,689	$33,561
Less income allocated to non-controlling interests	(459)	(427)
Less income allocated to participating securities:
Non-forfeitable dividends on participating securities	(165)	(147)
Income allocated to participating securities	—	(58)
Total net income allocated to participating securities	(165)	(205)
Net income available to common stockholders	24,065	32,929
Effect of dilutive securities:
Participating securities (1)	—	—
Net income for diluted net income per share	$24,065	$32,929

Shares for basic net income per share	42,891	41,082
Effect of dilutive securities:
Stock options (1)	—	—
Performance-based stock units	141	107
Participating securities (1)	—	—
Total effect of dilutive securities	141	107
Shares for diluted net income per share	43,032	41,189

Basic net income per share	$0.56	$0.80
Diluted net income per share	$0.56	$0.80
(1)	For the three months ended March 31, 2024 and 2023, the participating securities and stock options were excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

11.	Fair Value Measurements

In accordance with the accounting guidance regarding the fair value option for financial assets and financial liabilities, entities are permitted to choose to measure certain financial assets and liabilities at fair value, with the change in unrealized gains and losses reported in earnings. We did not elect the fair value option for any of our financial assets and financial liabilities.

The carrying amount of cash and cash equivalents approximates their fair value because of the short-term maturity of these instruments. We do not invest our cash in auction rate securities. The carrying value and estimated fair value of our financial instruments as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

	At March 31, 2024			At December 31, 2023
	Carrying	Fair		Carrying	Fair
	Value	Value		Value	Value
Financing receivables, net of credit loss reserve	$196,010	$199,381	(1)	$196,032	$199,199	(1)
Mortgage loans receivable, net of credit loss reserve	480,250	564,493	(2)	477,266	554,993	(2)
Notes receivable, net of credit loss reserve	59,946	67,278	(3)	60,490	67,877	(3)
Revolving line of credit	277,050	277,050	(4)	302,250	302,250	(4)
Term loans, net of debt issue costs	99,695	100,000	(4)	99,658	100,000	(4)
Senior unsecured notes, net of debt issue costs	483,466	435,801	(5)	489,409	439,865	(5)
(1)	Our investment in financing receivables is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate used to value our future cash inflows of the financing receivables at March 31, 2024 and December 31, 2023 was 7.6%.

(2)	Our investment in mortgage loans receivable is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash inflows of the mortgage loans receivable at March 31, 2024 and December 31, 2023 was 9.2%.

(3)	Our investments in notes receivable are classified as Level 3. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash flows of the notes receivable at March 31, 2024 and December 31, 2023 was 6.9%.

(4)	Our revolving line of credit and term loans bear interest at a variable interest rate. The estimated fair value of our revolving line of credit and term loans approximated their carrying values at March 31, 2024 and December 31, 2023 upon prevailing market interest rates for similar debt arrangements.

(5)	Our obligation under our senior unsecured notes is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is measured based upon management’s estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities. At March 31, 2024, the discount rate used to value our future cash outflow of our senior unsecured notes was 6.5% for those maturing before year 2030 and 6.75% for those maturing at or beyond year 2030. At December 31, 2023, the discount rate used to value our future cash outflow of our senior unsecured notes was 6.5% for those maturing before year 2030 and 6.75% for those maturing at or beyond year 2030.
12.	Subsequent Events

Subsequent to March 31, 2024, the following events occurred:

Real Estate. We sold two closed properties located in Texas for $500,000 and received proceeds of approximately $400,000, net of transaction costs. At March 31, 2024, these properties were classified as held-for-sale. See Note 2. Real Estate Investments — Properties Held-for-Sale for more information.

Unconsolidated Joint Venture. We originated a $12,700,000 mortgage loan to a current operator in order to acquire a skilled nursing and assisted living campus in Texas. The loan is secured by this

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

property. In accordance with GAAP, this mortgage loan was determined to be an acquisition, development and construction (“ADC”) loan and will be accounted for as an unconsolidated joint venture. The campus was built in 2017 and includes 78 units (48 skilled nursing and 30 assisted living) and 104 licensed beds (70 skilled nursing and 34 assisted living). The five-year loan is interest-only at a current rate of 9.15%.

Equity: We declared a monthly cash dividend of $0.19 per share on our common stock for the months of April, May and June 2024, payable on April 30, May 31, and June 28, 2024, respectively to stockholders of record on April 22, May 23, and June 20, 2024, respectively. Additionally, we sold 204,700 shares of common stock for $6,522,000 in net proceeds under our Equity Distribution Agreements. Accordingly, we have $64,905,000 available under our Equity Distribution Agreements after the sale of these additional shares.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking. You can identify some of the forward-looking statements by their use of forward-looking words, such as “believes,” “expects,” “may,” “will,” “could,” “would,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or the negative of those words or similar words. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to, our dependence on our operators for revenue and cash flow; the duration and extent of the effects of the COVID-19 pandemic; government regulation of the health care industry; federal and state health care cost containment measures including reductions in reimbursement from third-party payors such as Medicare and Medicaid; required regulatory approvals for operation of health care facilities; a failure to comply with federal, state, or local regulations for the operation of health care facilities; the adequacy of insurance coverage maintained by our operators; our reliance on a few major operators; our ability to renew leases or enter into favorable terms of renewals or new leases; the impact of inflation, operator financial or legal difficulties; the sufficiency of collateral securing mortgage loans; an impairment of our real estate investments; the relative illiquidity of our real estate investments; our ability to develop and complete construction projects; our ability to invest cash proceeds for health care properties; a failure to qualify as a REIT; our ability to grow if access to capital is limited; and a failure to maintain or increase our dividend. For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and in our publicly available filings with the Securities and Exchange Commission. We do not undertake any responsibility to update or revise any of these factors or to announce publicly any revisions to forward-looking statements, whether as a result of new information, future events or otherwise.

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

The following graph summarizes our gross investments as of March 31, 2024:

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

We conduct and manage our business as one operating segment for internal reporting and internal decision-making purposes. For purposes of this quarterly report and other presentations, we generally include ALF, ILF, MC, and combinations thereof in the ALF classification. As of March 31, 2024, seniors housing and health care properties comprised approximately 99.3% of our gross investment portfolio. We have been operating since August 1992.

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

Real Estate Portfolio Overview

The following tables summarize our real estate investment portfolio by owned properties and mortgage loans and by property type, as of March 31, 2024 (dollar amounts in thousands):

						Three Months Ended
						March 31, 2024
		Number of			Percentage			Percentage
	Number of	SNF	ALF	Gross	of	Rental		of Total
Owned Properties	Properties (1)	Beds	Units	Investments	Investments	Revenue		Revenues
Assisted Living	76	—	4,421	$733,901	34.9%	$12,314		27.2%
Skilled Nursing	50	6,113	236	597,015	28.3%	14,895		32.7%
Other (2)	1	118	—	12,005	0.6%	249		0.5%
Total Owned Properties	127	6,231	4,657	1,342,921	63.8%	27,458	(5)	60.4%

		Number of			Percentage	Interest Income		Percentage
	Number of	SNF	ALF	Gross	of	from Financing		of Total
Financing Receivables	Properties (1)	Beds	Units	Investments	Investments	Receivable		Revenues
Assisted Living	11	—	523	121,321	5.8%	2,426		5.3%
Skilled Nursing	3	299	—	76,669	3.6%	1,404		3.1%
Total Financing Receivables	14	299	523	197,990	9.4%	3,830		8.4%

		Number of			Percentage	Interest Income		Percentage
	Number of	SNF	ALF	Gross	of	from Mortgage		of Total
Mortgage Loans	Properties (1)	Beds	Units	Investments	Investments	Loans		Revenues
Assisted Living	22	—	1,192	175,129	8.3%	3,461		7.6%
Skilled Nursing	24	3,041	—	304,187	14.5%	8,858		19.5%
Other (3)	—	—	—	2,839	0.1%	54		0.1%
Under Development (4)	—	—	—	2,940	0.1%	75		0.2%
Total Mortgage Loans	46	3,041	1,192	485,095	23.0%	12,448		27.4%

		Number of			Percentage	Interest		Percentage
	Number of	SNF	ALF	Gross	of	and other		of Total
Notes Receivable	Properties (1)	Beds	Units	Investments	Investments	Income		Revenues
Assisted Living	6	—	751	46,882	2.2%	1,235		2.7%
Skilled Nursing	—	—	—	13,669	0.7%	137		0.3%
Total Notes Receivable	6	—	751	60,551	2.9%	1,372		3.0%

		Number of			Percentage	Income from		Percentage
	Number of	SNF	ALF	Gross	of	Unconsolidated		of Total
Unconsolidated Joint Ventures	Properties (1)	Beds	Units	Investments	Investments	Joint Ventures		Revenues
Assisted Living	2	—	362	19,340	0.9%	376		0.8%
Total Unconsolidated Joint Ventures	2	—	362	19,340	0.9%	376		0.8%

Total Portfolio	195	9,571	7,485	$2,105,897	100.0%	$45,484		100.0%

	Number	Number of			Percentage
	of	SNF	ALF	Gross	of
Summary of Properties by Type	Properties (1)	Beds	Units	Investments	Investments
Assisted Living	117	—	7,249	$1,096,573	52.1%
Skilled Nursing	77	9,453	236	991,540	47.1%
Other (2) (3)	1	118	—	14,844	0.7%
Under Development (4)	—	—	—	2,940	0.1%
Total Portfolio	195	9,571	7,485	$2,105,897	100.0%
(1)	We have investments in owned properties, financing receivables, mortgage loans, notes receivable and unconsolidated joint ventures in 26 states to 31 operators.

(2)	Includes three parcels of land held-for-use and one behavioral health care hospital.

(3)	Includes one parcel of land in Missouri securing a first mortgage held for future development of a post-acute SNF and one parcel of land in North Carolina securing a first mortgage held for future development of a seniors housing community.

(4)	Includes a mortgage loan commitment for the construction of an 85-unit ALF and MC in Michigan.

(5)	Excludes variable rental income from lessee reimbursement of $3,381 and sold properties of $2,710.

As of March 31, 2024, we had $1.7 billion in net carrying value of investments, consisting of $1.0 billion or 55.9% invested in owned and leased properties, $196.0 million or 11.4% invested in financing receivables, $0.5 billion or 28.1% invested in mortgage loans secured by first mortgages, $59.9 million or 3.5% in notes receivable and $19.3 million or 1.1% in unconsolidated joint ventures.

Rental income, income from financing receivables and interest income from mortgage loans represented 65.3%, 7.5% and 24.2%, respectively, of Total revenues on the Consolidated Statements of Income for the three months ended March 31, 2024. In most instances, our lease structure contains fixed annual rental escalations and/or annual rental escalations that are contingent upon changes in the Consumer Price Index. Certain leases have annual rental escalations that are contingent upon changes in the gross operating revenues of the property. This revenue is not recognized until the appropriate contingencies have been resolved.

Many of our existing leases contain renewal options that, if exercised, could result in the amount of rent payable upon renewal being greater or less than that currently being paid. During 2023, Brookdale Senior Living Communities, Inc. (“Brookdale”) elected not to exercise its renewal option under a master lease that matured on December 31, 2023. The 35-community assisted living portfolio was apportioned as follows (dollar amounts in thousands):

		Type	Number		Number	First
Lease		of	of		of	Year	Lease
Commencement	State	Property	Properties		Units	Rent	Term
November 2023	OK	ALF	5	(1)	184	$960	Three years
January 2024	CO, KS, OH, TX	ALF	17	(2)	738	9,325	Six years
January 2024	NC	ALF	5	(3)	210	3,300	Six years
			27		1,132	$13,585

		Type	Number		Number
		of	of		of	Sales	Net
Year sold	State	Property	Properties		Units	Price	Proceeds (4)
2023	FL	ALF	4		176	$18,750	$14,310	(5)
2023	OK	ALF	1		37	800	769
2023	SC	ALF	3		128	8,409	8,153
		ALF	8		341	$27,959	$23,232

Total			35		1,473
(1)	These communities were transitioned to an existing LTC operator. The new master lease includes a purchase option that can be exercised starting in November 2027 through October 2029 if the lessee exercises its four-year extension option. Rent increases to $984 in the second year, and $1,150 in the third year.

(2)	These communities were re-leased to Brookdale under a new master lease. Rent escalates by approximately 2.0% annually. The new master lease includes a purchase option that can be exercised in 2029. We also agreed to fund $7,200 for capital expenditures for the first two years of the lease at an initial rate of 8.0% escalating by approximately 2.0% annually thereafter.

(3)	These communities were transitioned to an operator new to us. Rent escalates by approximately 3.0% annually.

(4)	Net of transaction costs and seller financing, if any.

(5)	We provided seller financing collateralized by two of the Florida properties, with a total of 92 units. The $4,000 seller-financed mortgage loan has a two-year term, with a one-year extension, at an interest rate of 8.75%.

During the three months ended March 31, 2024, a master lease covering 11 skilled nursing centers, that was scheduled to mature in January 2024, was renewed for seven months extending the maturity to August 2024. The master lease was renewed at the current annualized rent of $8.0 million or $4.7 million for seven months in 2024. The centers have a total of 1,444 beds and are located in Texas.

Subsequent to March 31, 2024, we executed a term sheet with the operator, to amend the master lease extending the term through December 2028. Annual rent will increase by $1.0 million to $9.0 million for 2024. Rent will increase to $9.5 million for 2025, and $10.0 million for 2026, escalating 3.3% annually thereafter. The amended master lease provides the operator with two five-year renewal options. As a condition of the amendment, the operator will repay $11.9 million on its $13.5 million working capital note during the second quarter of 2024. Upon the repayment, the remaining balance of the working capital note will be interest-free and repaid in installments through 2028.

Subsequent to March 31, 2024, another operator exercised its renewal option under its master lease for five years, from March 2025 through February 2030. Annual cash and GAAP rent for 2024 are $8.0 million and $7.0 million, respectively escalating 2.5% annually. The master lease covers 666 beds across four skilled nursing centers, three in Texas and one in Wisconsin and a behavioral health care hospital in Nevada.

For the three months ended March 31, 2024, we recorded $0.6 million in straight-line rental adjustment reflecting higher cash rent received than recorded as rental income and amortization of lease incentive cost of $233,000. During the three months ended March 31, 2024, we received $34.3 million of cash rental income, which includes $3.4 million of operator reimbursements for real estate taxes. At March 31, 2024, the straight-line rent receivable balance on the consolidated balance sheet was $19.1 million.

For the three months ended March 31, 2024, we recorded $12.4 million in Interest income from mortgage loans which includes $11.1 million of interest received in cash, $52,000 of income from interest reserves and $1.3 million in mortgage loans effective interest. At March, 31, 2024, the mortgage loans effective interest receivable which is included in the Interest receivable line item in our Consolidated Balance Sheets was $50.9 million.

Update on Certain Operators

Prestige Healthcare

Prestige Healthcare (“Prestige”) operates 22 skilled nursing centers located in Michigan secured under four mortgage loans and two skilled nursing centers located in South Carolina under a master lease. Prestige is our largest operator based upon revenues and assets representing 16.0% of our total revenues and 14.6% of our total assets as of March 31, 2024. During the second quarter of 2023, we agreed to defer up to $1.5 million, or up to $0.3 million per month for May through September 2023, in interest payments due on one of Prestige’s mortgage loans secured by 15 skilled nursing centers in Michigan.

During the fourth quarter of 2023, we amended the mortgage loan with Prestige which was subject to the previously agreed upon interest deferral. Effective January 1, 2024, the minimum mortgage interest payment due to us is based on an annual current pay rate of 8.5% on the outstanding loan balance of $183.3 million. The current contractual interest rate on the loan of 10.8% remains unchanged. The amendment also provides us the right to draw on Prestige’s security to pay the difference between the contractual rate and current pay rate. We received all 2023 contractual interest of $19.5 million due from Prestige after applying $3.4 million of its security. Full contractual interest was received through April 2024 from payments received from Prestige and application of securities. We expect to receive full contractual cash interest through at least 2025. During the first quarter of 2024, Prestige increased the security from its receipt of retroactive Medicaid funds. Accordingly, we currently hold a security of $4.0 million. Additional retro-active Medicaid payments received by Prestige in 2024 will be remitted to us as security. The following table summarizes the activity of Prestige’s security:

Balance			Balance
at	Deposits	Interest	at
12/31/2023	Received	Applications	3/31/2024
$2,352	$2,674	$(1,074)	$3,952

Other Operators

During the third quarter of 2022, a portfolio of 12 assisted living communities was temporarily transitioned to an existing operator under a two-year master lease. The temporary transition allowed us to find a more permanent solution for the portfolio as follows (dollar amounts in thousands):

		Type	Number		Number
Lease		of	of		of	Lease
Commencement	State	Property	Properties		Beds/Units	Term
January 2024	GA, SC	ALF	2		159	Two years

		Type	Number		Number
		of	of		of	Sales	Net
Year sold	State	Property	Properties		Beds/Units	Price	Proceeds (1)
2023	FL	ALF	1		70	$4,850	$4,147
2023	MS	ALF	1		67	1,650	1,419
2024	TX	ALF	5		208	1,600	925
		ALF	7		345	$8,100	$6,491

Total			9	(1)	504
(1)	Subsequent to March 31, 2024, one community within this portfolio in Texas was transitioned to another operator new to us and we sold two closed properties within this portfolio located in Texas for $500 and received proceeds of approximately $400, net of transaction costs.

Additionally, during the three months ended March 31, 2024, a master lease covering 11 skilled nursing centers that was scheduled to mature in January 2024 was renewed for seven months extending the maturity to August 2024. The master lease was renewed at the current annualized rent of $8.0 million, or $4.7 million for seven months in 2024. The centers have a total of 1,444 beds and are located in Texas. Subsequent to March 31, 2024, we executed a term sheet with the operator, to amend the master lease extending the term through December 2028. Annual rent will increase by $1.0 million to $9.0 million for 2024. Rent will increase to $9.5 million for 2025, and $10.0 million for 2026, escalating 3.3% annually thereafter. The amended master lease provides the operator with two five-year renewal options. As a condition of the amendment, the operator will repay $11.9 million on its $13.5 million working capital note during the second quarter of 2024. Upon the repayment, the remaining balance of the working capital note will be interest-free and repaid in installments through 2028.

2024 Activities Overview

The following tables summarize our transactions during the three months ended March 31, 2024 (dollar amounts in thousands):

Investment in Improvement projects

Amount
Assisted Living Communities	$1,133
Skilled Nursing Centers	196
Total	$1,329

Properties Held -for-Sale

		Type		Number	Number
		of		of	of		Gross	Accumulated
	State	Property		Properties	Beds/units		Investment	Depreciation
At March 31, 2024	TX	ALF	(1)	2	n/a	(1)	$3,162	$2,773
(1)	These closed properties were sold subsequent to March 31, 2024.

Properties Sold

		Type	Number	Number
		of	of	of	Sales		Carrying	Net
Year	State	Properties	Properties	Beds/Units	Price		Value	(Loss) Gain (1)
2024	Florida	ALF	1	60	$4,500		$4,579	$(319)
	Texas	ALF	5	208	1,600		1,282	(356)
	Wisconsin	ALF	1	110	20,193	(2)	16,195	3,986
	n/a	n/a	—	—	—		—	(60)	(3)
Total			7	378	$26,293		$22,056	$3,251

(1)	Calculation of net gain includes cost of sales and write-off of straight-line receivable and lease incentives, when applicable.

(2)	Represents the price to sell our potion of interest in a JV, net of the JV partner’s $2,305 contributions in the joint venture.

(3)	We recognized additional loss due to additional incurred costs related to properties sold during 2023.

Investment in Mortgage Loans

	Amount
Originations and funding under mortgage loans receivable	$3,128	(1)
Application of interest reserve	14
Scheduled principal payments received	(125)
Mortgage loan premium amortization	(2)
Provision for loan loss reserve	(31)
Net increase in mortgage loans receivable	$2,984
(1)	We funded the following:

(a)	$2,940 under a $19,500 mortgage loan commitment for the construction of an 85-unit ALF and MC in Michigan. The borrower contributed $12,100 of equity upon origination in July 2023, which was used to initially fund the construction. Our remaining commitment is $16,600. The interest-only loan term is approximately three years at a rate of 8.75%, and includes two, one-year extensions, each of which is contingent on certain coverage thresholds; and

(b)	$188 of additional funding under other mortgage loan receivables.

Preferred Equity Investment in Unconsolidated Joint Ventures

	Type	Total	Contractual	Number			Cash	Non-cash
	of	Preferred	Cash	of	Carrying	Income	Income	Income
State	Properties	Return	Portion	Beds/ Units	Value	Recognized	Earned	Accrued
Washington (1)	ALF/MC	12%	7%	95	$6,340	$112	$112	$—
Washington (2)	UDP	14%	8%	267	13,000	264	—	264
Total (3)				362	$19,340	$376	$112	$264
(1)	Our investment represents 15.5% of the total investment. The preferred equity investment earns an initial cash rate of 7% increasing to 9% in year four until the internal rate of return (“IRR”) is 8%. After achieving an 8% IRR, the cash rate drops to 8% with an IRR ranging between 12% to 14%, depending upon timing of redemption. We have the option to require the JV partner to purchase our preferred equity interest at any time between August 17, 2031 and December 31, 2036.

(2)	Our investment represents 11.6% of the estimated total investment. The preferred equity investment earns an initial cash rate of 8% with an IRR of 14%. The JV partner has the option to buy out our investment at any time after August 31, 2023 at the IRR rate. Also, we have the option to require the JV partner to purchase our preferred equity interest at any time between August 31, 2027 and, upon project completion and leasing the property, prior to the end of the first renewal term of the lease.

(3)	Subsequent to March 31, 2024, we originated a $12,700 mortgage loan secured by a skilled nursing and assisted living campus in Texas. In accordance with GAAP, this mortgage loan will be accounted for as an unconsolidated JV. The campus was built in 2017 and includes 78 units (48 skilled nursing and 30 assisted living) and 104 licensed beds (70 skilled nursing and 34 assisted living). The five-year mortgage loan is interest only at a current rate of 9.15% and is expected to generate revenue of approximately $884 in 2024.

Notes Receivable

Amount
Principal payments received under notes receivable	(550)
Recovery of credit losses	6
Net decrease in notes receivable	$(544)

Health Care Regulatory

The Centers for Medicare & Medicaid Services (“CMS”) annually updates Medicare skilled nursing facility (“SNF”) prospective payment system rates and other policies. On July 21, 2023, CMS issued a final rule to update SNF rates and policies for fiscal year 2024. CMS estimated that the aggregate impact of the payment policies in the final rule would result in a net increase of 4.0%, or approximately $1.4 billion, in Medicare Part A payments to SNFs in fiscal year 2024. In addition, the final rule included updates to the SNF Quality Reporting Program and the SNF Value-Based Purchasing Program for fiscal year 2024 and future years, including the adoption of a measure intended to address staff turnover, as outlined in the President’s Executive Order 14070 Increasing Access to High-Quality Care and Supporting Caregivers. Finally, the rule finalized a constructive waiver process to ease administrative burdens for CMS related to processing civil monetary penalty appeals. On March 28, 2024, CMS issued a proposed rule that would update Medicare payment policies and rates for SNFs for fiscal year 2025. For fiscal year 2025, CMS proposed updating SNF prospective payment system rates by 4.1% based on the proposed SNF market basket of 2.8%, plus a 1.7% market basket forecast error adjustment, and a negative 0.4% productivity adjustment. Among other things the proposed rule includes revisions to CMS’s existing nursing home enforcement authority. In the proposed rule, CMS proposes to expand the penalties that can be imposed through regulatory revision to allow for more per instance and per day civil monetary penalties to be imposed. In addition CMS also proposed several operational and administrative proposals for the SNF Value-Based Purchasing Program.

On April 22, 2024, CMS issued the Minimum Staffing Standards for Long-Term Care Facilities and Medicaid Institutional Payment Transparency Reporting final rule. The final rule sets forth new comprehensive minimum staffing requirements. It finalizes a total nurse staffing standard of 3.48 hours per resident day, which must include at least 0.55 hours per resident day of direct registered nurse care and 2.45 hours per resident day of direct nurse aide care. Facilities may use any combination of nurse staff (registered nurse, licensed practical nurse and licensed vocational nurse, or nurse aide) to account for the additional 0.48 hours per resident day needed to comply with the total nurse staffing standard. CMS also finalized enhanced facility assessment requirements and a requirement to have a registered nurse onsite 24 hours a day, seven days a week, to provide skilled nursing care. The final rule also provides a staggered implementation timeframe of the minimum nurse staffing standards and 24/7 registered nurse requirement based on geographic location as well as possible exemptions for qualifying facilities for some parts of these requirements based on workforce unavailability and other factors. The implementation and timeframe of the final rule may be subject to further revision or deferral due to expected litigation and potential legislation or administration changes.

There can be no assurance that these rules or future regulations modifying Medicare skilled nursing facility payment rates or other requirements for Medicare and/or Medicaid participation will not have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us. Failure by an operator to comply with regulatory requirements can, among other things, jeopardize a facility’s compliance with the conditions of participation under relevant federal and state healthcare programs. Further the ability of our operators to comply with applicable regulations, including minimum staffing requirements, can be adversely impacted by changes in the labor market and increases in inflation.

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

The following table reflects our recent historical trends of concentration risk (gross investment, in thousands):

	3/31/24	12/31/23	9/30/23	6/30/23	3/31/23
Asset mix:
Real property	$1,342,921	$1,379,332	$1,405,848	$1,421,260	$1,389,222
Financing receivables	197,990	198,012	198,033	198,056	198,077
Loans receivable	485,095	482,080	478,344	476,739	457,524
Notes receivable	60,551	61,101	63,693	46,412	46,936
Unconsolidated joint ventures	19,340	19,340	19,340	19,340	19,340
Real estate investment mix:
Assisted living communities	$1,096,573	$1,133,543	$1,149,589	$1,146,827	$1,113,096
Skilled nursing centers	991,540	991,492	987,877	987,188	970,300
Other (1)	14,844	14,830	14,792	14,792	14,703
Under development	2,940	—	13,000	13,000	13,000
Operator mix:
Prestige Healthcare (1)	$272,338	$272,465	$272,767	$272,818	$271,904
ALG Senior	249,882	298,816	310,789	307,891	326,288
Encore Senior Living	183,345	179,753	179,430	179,153	57,101
HMG Healthcare, LLC	178,422	178,422	176,644	176,285	176,285
Anthem Memory Care, LLC	156,407	156,312	156,054	155,867	155,629
Remaining operators	1,065,503	1,054,097	1,069,574	1,069,793	1,123,892
Geographic mix:
Texas	$320,214	$328,467	$329,545	$328,517	$328,442
Michigan	283,708	280,857	281,159	281,210	280,294
North Carolina	234,918	234,665	234,665	233,301	232,841
Ohio	142,897	142,669	142,483	142,206	87,693
Florida	130,240	137,941	146,178	146,019	159,461
Remaining states	993,920	1,015,266	1,031,228	1,030,554	1,022,368
(1)	Includes three parcels of land located adjacent to properties securing the Prestige Healthcare mortgage loan and are managed by Prestige.

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

Balance Sheet Metrics

	Quarter Ended
	3/31/24			12/31/23			9/30/23			6/30/23			3/31/23
Debt to gross asset value	38.9%		(1)	39.5%		(1)	42.1%			42.1%		(6)	41.0%
Debt to market capitalization ratio	37.9%		(2)	39.2%		(2)	41.8%		(4)	41.1%		(4)	38.3%
Interest coverage ratio (7)	3.5	x	(3)	3.3	x		3.2	x	(5)	3.5	x		3.6	x
Fixed charge coverage ratio (7)	3.5	x	(3)	3.3	x		3.2	x	(5)	3.5	x		3.6	x
(1)	Decreased due to decrease in outstanding debt partially offset by decrease in gross asset value.

(2)	Decreased due to decrease in outstanding debt and increase in market capitalization from issuance of common stock.

(3)	Increased due to decrease in interest expense.

(4)	Increased due to decrease in market capitalization and increase in outstanding debt.

(5)	Decreased due to increase in interest expense partially offset by increase in interest income from mortgage loans and other notes receivable.

(6)	Increased due to increase in outstanding debt partially offset by increase in gross asset value.

(7)	In calculating our interest coverage and fixed charge coverage ratios above, we use EBITDAre, which is a financial measure not derived in accordance with GAAP (non-GAAP financial measure). EBITDAre is not an alternative to net income, operating income or cash flows from operating activities as calculated and presented in accordance with GAAP. You should not rely on EBITDAre as a substitute for any such GAAP financial measures or consider it in isolation, for the purpose of analyzing our financial performance, financial position or cash flows. Net income is the most directly comparable GAAP measure to EBITDAre.

	Quarter Ended
	3/31/24		12/31/23		9/30/23		6/30/23		3/31/23
Net income	$24,689		$28,670		$22,627		$6,604		$33,561
Less: Gain on sale	(3,251)		(16,751)		(4,870)		(302)		(15,373)
Add: Impairment loss	—		3,265		—		12,076		434
Add: Interest expense	11,045		12,419		12,674		11,312		10,609
Add: Depreciation and amortization	9,095		9,331		9,499		9,376		9,210
EBITDAre	41,578		36,934		39,930		39,066		38,441
(Less)/Add : Non-recurring one-time items	(2,377)	(1)	3,561	(2)	—		—		262	(3)
Adjusted EBITDAre	$39,201		$40,495		$39,930		$39,066		$38,703

Interest expense	$11,045		$12,419		$12,674		$11,312		$10,609

Interest coverage ratio	3.5	x	3.3	x	3.2	x	3.5	x	3.6	x

Interest expense	$11,045		$12,419		$12,674		$11,312		$10,609
Total fixed charges	$11,045		$12,419		$12,674		$11,312		$10,609

Fixed charge coverage ratio	3.5	x	3.3	x	3.2	x	3.5	x	3.6	x
(1)	Represents the repayment of an operator rent credit received from the buyer/lessee in connection with the sale of a 110-unit ALF in Wisconsin.

(2)	Represents the write-off of an uncollectible working capital note related to the sale and transition of 10 ALFs.

(3)	Represents $1,832 provision for credit losses related to the $121,321 acquisition accounted for as a financing receivable and $61,900 of mortgage loan originations partially offset by $1,570 exit IRR income related to the payoff of two mezzanine loans.

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

Additionally, the effects of inflation, COVID-19 and the pace of recovery from COVID-19 on our operators adversely affected and may continue to adversely affect our business, results of operations, cash flows and financial condition. Depending on the future developments regarding inflation, COVID-19 and the pace of recovery from its effects, historical trends reflected in our balance sheet metrics may not be achieved in the future.

Management regularly monitors the economic and other factors listed above. We develop strategic and tactical plans designed to improve performance and maximize our competitive position. Our ability to achieve our financial objectives is dependent upon our ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends.

Operating Results (unaudited, in thousands)

	Three Months Ended
	March 31,
	2024		2023		Difference
Revenues:
Rental income	$33,549		$31,735		$1,814	(1)
Interest income from financing receivables	3,830		3,751		79
Interest income from mortgage loans	12,448		11,244		1,204	(2)
Interest and other income	1,539		2,770		(1,231)	(3)
Total revenues	51,366		49,500		1,866

Expenses:
Interest expense	11,045		10,609		(436)	(4)
Depreciation and amortization	9,095		9,210		115
Impairment loss	—		434	(5)	434
Provision for credit losses	24		1,731		1,707	(6)
Transaction costs	266		117		(149)
Property tax expense	3,383		3,293		(90)
General and administrative expenses	6,491		6,294		(197)
Total expenses	30,304		31,688		1,384

Other operating income:
Gain on sale of real estate, net	3,251	(7)	15,373	(8)	(12,122)
Operating income	24,313		33,185		(8,872)
Income from unconsolidated joint ventures	376		376		—
Net income	24,689		33,561		(8,872)
Income allocated to non-controlling interests	(459)		(427)		(32)
Net income attributable to LTC Properties, Inc.	24,230		33,134		(8,904)
Income allocated to participating securities	(165)		(205)		40
Net income available to common stockholders	$24,065		$32,929		$(8,864)
(1)	Increased primarily due to the repayment of $2,377 operator rent credit received from the buyer/lessee in connection with the sale of our interest in a 110-unit ALF in Wisconsin, rental income from 2023 acquisitions and annual rent escalations, partially offset by property sales and transitioned portfolios.

(2)	Increased primarily due to mortgage loan originations during 2023 and funding during 2024.

(3)	Decreased primarily due to exit IRR and prepayment fees received during the first quarter of 2023 in connection with the payoff of two mezzanine loans partially offset by a 2023 mezzanine loan origination.

(4)	Increased primarily due to higher interest rates and a higher outstanding balance on our revolving line of credit, partially offset by scheduled principal paydowns on our senior unsecured notes.

(5)	Represents impairment loss related to a 70-unit ALF located in Florida that was sold during the second quarter of 2023.

(6)	Decreased due to less originations during the three months ended March 31, 2024, compared to the same quarter in 2023.

(7)	Represents the gain on sale of a 110-unit community in Wisconsin partially offset by the aggregate loss on sale of 6 ALFs located in Texas (five) and Florida (one).

(8)	Represents the net gain on sale related to an ALF in Kentucky and two SNFs in New Mexico.

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

The following table reconciles GAAP net income available to common stockholders to NAREIT FFO available to common stockholders (unaudited, amounts in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2024	2023
GAAP net income available to common stockholders	$24,065	$32,929
Add: Depreciation and amortization	9,095	9,210
Add: Impairment loss	—	434
Less: Gain on sale of real estate, net	(3,251)	(15,373)
NAREIT FFO attributable to common stockholders	$29,909	$27,200
NAREIT FFO attributable to common stockholders per share:
Effect of dilutive securities:
Add: Participating securities	165	—
NAREIT Diluted FFO attributable to common stockholders	$30,074	$27,200

Weighted average shares used to calculate NAREIT FFO per share:
Shares for basic net income per share	42,891	41,082
Effect of dilutive securities:
Performance-based stock units	141	107
Participating securities	277	—
Total effect of dilutive securities	418	107
Shares for diluted net income per share	43,309	41,189

Liquidity and Capital Resources

Sources and Uses of Cash

As of March 31, 2024, we had a total of $9.0 million of cash and cash equivalents, $123.0 million available under our unsecured revolving line of credit and the potential ability to access the capital markets through the issuance of $71.5 million of common stock under our Equity Distribution Agreements. Furthermore, we have the ability to access the capital markets through the issuance of debt and/or equity securities under an automatic shelf registration statement.

We believe that our current cash balance, cash flow from operations available for distribution or reinvestment, our borrowing capacity and our potential ability to access the capital markets are sufficient to provide for payment of our current operating costs, meet debt obligations and pay common dividends at least sufficient to maintain our REIT status and repay borrowings at, or prior to, their maturity. The timing, source and amount of cash flows used in financing and investing activities are sensitive to the capital markets environment, especially to changes in interest rates. In addition, COVID-19 and inflation have adversely affected our operators’ business, results of operations, cash flows and financial condition which could, in turn, adversely affect our financial position.

The operating results of the facilities will be impacted by various factors over which the operators/owners may have no control. Those factors include, without limitation, the health of the economy, inflation pressures, employee availability and cost, changes in supply of or demand for competing seniors housing and health care facilities, ability to hire and maintain qualified staff, ability to control other rising operating costs, and the potential for significant reforms in the health care industry and related occupancy challenges in the governmental regulations and financing of the health care industry or the impact of any other infectious disease and epidemic outbreaks. We cannot presently predict what impact these potential events may have, if any. We believe that adequate provision has been made for the possibility of loans proving uncollectable but we will continually evaluate the financial status of the operations of the seniors housing and health care properties. In addition, we will monitor our borrowers and the underlying collateral for mortgage loans and will make future revisions to the provision, if considered necessary.

Depending on our borrowing capacity, compliance with financial covenants, ability to access the capital markets, and the payment of dividends may be negatively impacted. We continuously evaluate the availability of cost-effective capital and believe we have sufficient liquidity for our current dividend, corporate expenses and additional capital investments in 2024.

Our investments, principally our investments in owned properties, financing receivables and mortgage loans, are subject to the possibility of loss of their carrying values as a result of changes in market prices, interest rates and inflationary expectations. The effects on interest rates may affect our costs of financing our operations and the fair market value of our financial assets. Generally, our leases have agreed upon annual increases and our loans have predetermined increases in interest rates. Inasmuch as we may initially fund some of our investments with variable interest rate debt, we would be at risk of net interest margin deterioration if medium and long-term rates were to increase.

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

	Three Months Ended March 31,		Change
Net Cash provided by (used in):	2024	2023	$
Operating activities	$20,951	$18,039	$2,912
Investing activities	21,209	(132,230)	153,439
Financing activities	(53,436)	109,350	(162,786)
Decrease in cash and cash equivalents	(11,276)	(4,841)	(6,435)
Cash and cash equivalents, beginning of period	20,286	10,379	9,907
Cash and cash equivalents, end of period	$9,010	$5,538	$3,472

Debt Obligations

Unsecured Credit Facility. We had an unsecured credit agreement (the “Original Credit Agreement”) that provided for an aggregate commitment of the lenders of up to $500.0 million comprising of a $400.0 million revolving credit facility (the “Revolving Line of Credit”) and two $50.0 million term loans (the “Term Loans”). The Term Loans mature on November 19, 2025 and November 19, 2026. The Revolving Line of Credit had a maturity date of November 19, 2025 and provided a one-year extension option at our discretion, subject to customary conditions. During the first quarter of 2024, we entered into an amendment to the Original Credit Agreement (the “Credit Agreement”) to accelerate our one-year extension option notice to January 4, 2024. Concurrently, we exercised our option to extend the maturity date to November 19, 2026. Other material terms of the Original Credit Agreement remained unchanged. The Credit Agreement permits us to request increases to the Revolving Line of Credit and Term Loans commitments up to a total of $1.0 billion.

Based on our leverage at March 31, 2024, the facility provides for interest annually at Adjusted SOFR plus 115 basis points and a facility fee of 20 basis points and the Term Loans provide for interest annually at Adjusted SOFR plus 135 basis points.

Interest Rate Swap Agreements. In connection with entering into the Term Loans as described above, we entered into two receive variable/pay fixed interest rate swap agreements (the “Interest Rate Swaps”) with maturities of November 19, 2025 and November 19, 2026, respectively, that will effectively lock-in the forecasted interest payments on the Term Loans’ borrowings over their four and five year terms of the loans. The Interest Rate Swaps are considered cash flow hedges and are recorded on our Consolidated Balance Sheets at fair value, with changes in the fair value of these instruments recognized in Accumulated other comprehensive income (loss) on our Consolidated Balance Sheets. During the three months ended March 31, 2024, we recorded an increase of $0.4 million in fair value of Interest Rate Swaps.

As of March 31, 2024, the terms of the Interest Rate Swaps are as follows (dollar amounts in thousands):

				Notional	Fair Value at
Date Entered	Maturity Date	Swap Rate	Rate Index	Amount	March 31, 2024
November 2021	November 19, 2025	2.62%	1-month SOFR	$50,000	$2,750
November 2021	November 19, 2026	2.76%	1-month SOFR	50,000	3,738
				$100,000	$6,488

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

At March 31, 2024, we were in compliance with all applicable financial covenants. These debt obligations also contain additional customary covenants and events of default that are subject to a number of important and significant limitations, qualifications and exceptions.

The debt obligations by component as of March 31, 2024 are as follows (dollar amounts in thousands):

	Applicable		Available
	Interest	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing
Revolving line of credit	6.52%	$277,050	$122,950
Term loans, net of debt issue costs	2.69%	99,695	—
Senior unsecured notes, net of debt issue costs	4.20%	483,466	—
Total	4.77%	$860,211	$122,950
(1)	Represents weighted average of interest rate as of March 31, 2024.

During the three months ended March 31, 2024, our debt borrowings and repayments were as follows (in thousands):

Debt Obligations	Borrowings	Repayments
Revolving line of credit	$10,300	$(35,500)
Senior unsecured notes	—	(6,000)
Total	$10,300	$(41,500)

Equity

At March 31, 2024, we had 43,270,689 shares of common stock outstanding, total equity on our balance sheet was $918.8 million and our equity securities had a market value of $1.4 billion. During the three months ended March 31, 2024, we declared and paid $24.6 million of cash dividends.

During the three months ended March 31, 2024, we acquired 49,540 shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

Subsequent to March 31, 2024, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of April, May and June 2024, payable on April 30, May 31, and June 28, 2024, respectively, to stockholders of record on April 22, May 23, and June 20, 2024, respectively.

At-The-Market Program. We have separate equity distribution agreements (collectively, “Equity Distribution Agreements”) to offer and sell, from time to time, up to $200.0 million in aggregate offering price of shares of our common stock. During the three months ended March 31, 2024, we sold 139,100 shares of common stock for $4.5 million in net proceeds under our Equity Distribution Agreements. In conjunction with the sale of common stock, we incurred $0.1 million of costs associated with this agreement which have been recorded in additional paid in capital as a reduction of proceeds received. At March 31, 2024, we had $71.5 million available under the Equity Distribution Agreements. Subsequent to March 31, 2024, we sold 204,700 shares of common stock for $6.5 million in net proceeds under our Equity Distribution Agreements. Accordingly, we have $64.9 million available under our Equity Distribution Agreements after the sale of these additional shares.

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

During the three months ended March 31, 2024, we awarded restricted stock and performance-based stock units as follows:

No. of	Price per
Shares	Share	Award Type	Vesting Period
159,536	$30.72	Restricted stock	ratably over 3 years
69,610	$31.84	Performance-based stock units	TSR targets (1)
62,914	$31.84	Performance-based stock units	TSR targets (2)
292,060
(1)	Vesting is based on achieving certain total shareholder return (“TSR”) targets in 3 years.

(2)	Vesting is based on achieving certain TSR targets relative to the TSR of a predefined peer group in 3 years.

Critical Accounting Policies

Our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q are prepared in conformity with U.S. generally accepted accounting principles for interim financial information set forth in the Accounting Standards Codification as published by the Financial Accounting Standards Board, which require us to make estimates and assumptions regarding future events that affect the amounts reported in our financial statements and accompanying footnotes. We base these estimates on our experience and assumptions regarding future events we believe to be reasonable under the circumstances. Actual results could differ from those estimates and such differences may be material to the consolidated financial statements. We have described our most critical accounting policies in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our critical accounting policies or estimates since December 31, 2023.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the three months ended March 31, 2024. For additional information, refer to Item 7A as presented in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Item 1A. RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2024, we did not make any unregistered sales of equity securities.

During the three months ended March 31, 2024, we acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations. The average prices paid per share for each month in the quarter ended March 31, 2024 are as follows:

Total Number
			of Shares	Maximum
			Purchased as	Number of
		Average	Part of	Shares that May
	Total Number	Price	Publicly	Yet Be
	of Shares	Paid per	Announced	Purchased
Period	Purchased	Share	Plan	Under the Plan
January 1 - January 31, 2024	—	$—	—	—
February 1 - February 28, 2024	49,450	$30.94	—	—
March 1 - March 31, 2024	—	$—	—	—
Total	49,450		—	—

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

3.1	LTC Properties, Inc. Articles of Restatement (incorporated by reference to Exhibit 3.1.2 to the registrant’s Current Report on Form 8-K filed June 6, 2016)

3.2	Bylaws of LTC Properties, Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed May 26, 2023)
10.1	Form of Performance Stock Unit Award Agreements (Absolute Total Shareholder Return) under the 2021 Equity Participation Plan

10.2	Form of Performance Stock Unit Award Agreements (Relative Total Shareholder Return) under the 2021 Equity Participation Plan

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC.
Registrant

Dated: April 29, 2024	By:	/s/ Caroline Chikhale
Caroline Chikhale
Executive Vice President, Chief Accounting Officer and Treasurer
(Principal Accounting Officer)