Form 10-Q
period 2024-06-30
LTC PROPERTIES INC
filed 2024-07-29
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Yes ☐ No ☑

The number of shares of common stock outstanding on July 22, 2024 was 43,491,284.

LTC PROPERTIES, INC.

FORM 10-Q

June 30, 2024

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share)

	June 30, 2024	December 31, 2023
	(unaudited)	(audited)
ASSETS
Investments:
Land	$119,141	$121,725
Buildings and improvements	1,216,774	1,235,600
Accumulated depreciation and amortization	(390,863)	(387,751)
Operating real estate property, net	945,052	969,574
Properties held-for-sale, net of accumulated depreciation: 2024—$1,906; 2023—$3,616	4,248	18,391
Real property investments, net	949,300	987,965
Financing receivables, net of credit loss reserve: 2024—$3,615; 2023—$1,980	357,910	196,032
Mortgage loans receivable, net of credit loss reserve: 2024—$3,927; 2023—$4,814	389,448	477,266
Real estate investments, net	1,696,658	1,661,263
Notes receivable, net of credit loss reserve: 2024—$590; 2023—$611	58,405	60,490
Investments in unconsolidated joint ventures	30,504	19,340
Investments, net	1,785,567	1,741,093

Other assets:
Cash and cash equivalents	6,174	20,286
Debt issue costs related to revolving line of credit	1,621	1,557
Interest receivable	57,465	53,960
Straight-line rent receivable	18,706	19,626
Lease incentives	3,573	2,607
Prepaid expenses and other assets	17,610	15,969
Total assets	$1,890,716	$1,855,098
LIABILITIES
Revolving line of credit	$281,750	$302,250
Term loans, net of debt issue costs: 2024—$267; 2023—$342	99,733	99,658
Senior unsecured notes, net of debt issue costs: 2024—$1,138; 2023—$1,251	479,522	489,409
Accrued interest	4,997	3,865
Accrued expenses and other liabilities	41,957	43,649
Total liabilities	907,959	938,831
EQUITY
Stockholders’ equity:
Common stock: $0.01 par value; 60,000 shares authorized; shares issued and outstanding: 2024—43,491; 2023—43,022	435	430
Capital in excess of par value	1,005,468	991,656
Cumulative net income	1,677,986	1,634,395
Accumulated other comprehensive income	5,965	6,110
Cumulative distributions	(1,800,715)	(1,751,312)
Total LTC Properties, Inc. stockholders’ equity	889,139	881,279
Non-controlling interests	93,618	34,988
Total equity	982,757	916,267
Total liabilities and equity	$1,890,716	$1,855,098

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
Rental income	$31,657	$31,537	$65,206	$63,272
Interest income from financing receivables	3,830	3,830	7,660	7,581
Interest income from mortgage loans	12,661	11,926	25,109	23,170
Interest and other income	1,968	953	3,507	3,723
Total revenues	50,116	48,246	101,482	97,746
Expenses:
Interest expense	10,903	11,312	21,948	21,921
Depreciation and amortization	9,024	9,376	18,119	18,586
Impairment loss	—	12,076	—	12,510
Provision for credit losses	703	187	727	1,918
Transaction costs	380	91	646	208
Property tax expense	3,247	3,187	6,630	6,480
General and administrative expenses	6,760	6,091	13,251	12,385
Total expenses	31,017	42,320	61,321	74,008
Other operating income:
(Loss) gain on sale of real estate, net	(32)	302	3,219	15,675
Operating income	19,067	6,228	43,380	39,413
Income from unconsolidated joint ventures	671	376	1,047	752
Net income	19,738	6,604	44,427	40,165
Income allocated to non-controlling interests	(377)	(430)	(836)	(857)
Net income attributable to LTC Properties, Inc.	19,361	6,174	43,591	39,308
Income allocated to participating securities	(173)	(146)	(338)	(293)
Net income available to common stockholders	$19,188	$6,028	$43,253	$39,015

Earnings per common share:
Basic	$0.44	$0.15	$1.01	$0.95
Diluted	$0.44	$0.15	$1.00	$0.95

Weighted average shares used to calculate earnings per common share:
Basic	43,171	41,145	43,030	41,113
Diluted	43,463	41,232	43,322	41,200

Dividends declared and paid per common share	$0.57	$0.57	$1.14	$1.14

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$19,738	$6,604	$44,427	$40,165
Unrealized gain on cash flow hedges before reclassification	532	2,146	1,945	1,596
Gains reclassified from accumulated other comprehensive income to interest expense	(1,055)	(935)	(2,090)	(1,747)
Comprehensive income	19,215	7,815	44,282	40,014
Less: Comprehensive income allocated to non-controlling interests	(377)	(430)	(836)	(857)
Comprehensive income attributable to LTC Properties, Inc.	$18,838	$7,385	$43,446	$39,157

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

			Capital in	Cumulative			Total	Non-
	Common Stock		Excess of	Net	Accumulated	Cumulative	Stockholder's	Controlling	Total
	Shares	Amount	Par Value	Income	OCI	Distributions	Equity	Interests	Equity
Balance—December 31, 2022	41,262	$412	$931,124	$1,544,660	$8,719	$(1,656,548)	$828,367	$21,940	$850,307
Issuance of common stock	48	—	1,697	—	—	—	1,697	—	1,697
Issuance of restricted stock	128	1	(1)	—	—	—	—	—	—
Common Stock cash distributions ($0.57 per share)	—	—	—	—	—	(23,563)	(23,563)	—	(23,563)
Stock-based compensation expense	—	—	2,088	—	—	—	2,088	—	2,088
Net income	—	—	—	33,134	—	—	33,134	427	33,561
Cash paid for taxes in lieu of common shares	(41)	—	(1,538)	—	—	—	(1,538)	—	(1,538)
Non-controlling interest contributions	—	—	—	—	—	—	—	3,831	3,831
Non-controlling interest distributions	—	—	—	—	—	—	—	(406)	(406)
Fair market valuation adjustment for interest rate swap	—	—	—	—	(1,362)	—	(1,362)	—	(1,362)
Other	(1)	—	—	—	—	—	—	—	—
Balance—March 31, 2023	41,396	$413	$933,370	$1,577,794	$7,357	$(1,680,111)	$838,823	$25,792	$864,615
Issuance of restricted stock	15	—	—	—	—	—	—	—	—
Common Stock cash distributions ($0.57 per share)	—	—	—	—	—	(23,599)	(23,599)	—	(23,599)
Stock-based compensation expense	—	—	2,138	—	—	—	2,138	—	2,138
Net income	—	—	—	6,174	—	—	6,174	430	6,604
Cash paid for taxes in lieu of common shares	(2)	—	(81)	—	—	—	(81)	—	(81)
Non-controlling interest contributions	—	—	—	—	—	—	—	9,133	9,133
Non-controlling interest distributions	—	—	—	—	—	—	—	(406)	(406)
Fair market valuation adjustment for interest rate swap	—	—	—	—	1,211	—	1,211	—	1,211
Balance—June 30, 2023	41,409	$413	$935,427	$1,583,968	$8,568	$(1,703,710)	$824,666	$34,949	$859,615

Balance—December 31, 2023	43,022	$430	$991,656	$1,634,395	$6,110	$(1,751,312)	$881,279	$34,988	$916,267
Issuance of common stock	139	1	4,336	—	—	—	4,337	—	4,337
Issuance of restricted stock	160	2	(2)	—	—	—	—	—	—
Common Stock cash distributions ($0.57 per share)	—	—	—	—	—	(24,616)	(24,616)	—	(24,616)
Stock-based compensation expense	—	—	2,202	—	—	—	2,202	—	2,202
Net income	—	—	—	24,230	—	—	24,230	459	24,689
Fair market valuation adjustment for interest rate swap	—	—	—	—	378	—	378	—	378
Cash paid for taxes in lieu of common shares	(50)	—	(1,532)	—	—	—	(1,532)	—	(1,532)
Non-controlling interest contributions	—	—	—	—	—	—	—	50	50
Non-controlling interest distributions	—	—	—	—	—	—	—	(2,904)	(2,904)
Other	—	—	(29)	—	—	—	(29)	—	(29)
Balance—March 31, 2024	43,271	$433	$996,631	$1,658,625	$6,488	$(1,775,928)	$886,249	$32,593	$918,842
Issuance of common stock	204	2	6,519	—	—	—	6,521	—	6,521
Issuance of restricted stock	16	—	—	—	—	—	—	—	—
Common Stock cash distributions ($0.57 per share)	—	—	—	—	—	(24,787)	(24,787)	—	(24,787)
Stock-based compensation expense	—	—	2,320	—	—	—	2,320	—	2,320
Net income	—	—	—	19,361	—	—	19,361	377	19,738
Fair market valuation adjustment for interest rate swap	—	—	—	—	(523)	—	(523)	—	(523)
Non-controlling interest contributions	—	—	—	—	—	—	—	61,025	61,025
Non-controlling interest distributions	—	—	—	—	—	—	—	(377)	(377)
Other	—	—	(2)	—	—	—	(2)	—	(2)
Balance—June 30, 2024	43,491	$435	$1,005,468	$1,677,986	$5,965	$(1,800,715)	$889,139	$93,618	$982,757

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES:
Net income	$44,427	$40,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,119	18,586
Stock-based compensation expense	4,522	4,226
Impairment loss	—	12,510
Gain on sale of real estate, net	(3,219)	(15,675)
Income from unconsolidated joint ventures	(1,047)	(752)
Income distributions from unconsolidated joint ventures	421	—
Straight-line rental adjustment	598	888
Exchange of prepayment fee for participating interest in mortgage loan	—	(1,380)
Adjustment for collectability of lease incentives and rental income	321	26
Amortization of lease incentives	438	413
Provision for credit losses	727	1,918
Application of interest reserve	(233)	(1,609)
Amortization of debt issue costs	535	600
Other non-cash items, net	48	47
Change in operating assets and liabilities
Lease incentives funded	(1,594)	(19)
Increase in interest receivable	(4,135)	(4,593)
Increase (decrease) in accrued interest payable	1,132	(1,364)
Net change in other assets and liabilities	(3,150)	(7,453)
Net cash provided by operating activities	57,910	46,534
INVESTING ACTIVITIES:
Investment in real estate properties	(319)	(43,759)
Investment in real estate capital improvements	(3,635)	(3,230)
Proceeds from sale of real estate, net	25,664	37,553
Investment in financing receivables	—	(112,712)
Investment in real estate mortgage loans receivable	(16,054)	(70,603)
Principal payments received on mortgage loans receivable	2,393	251
Investments in unconsolidated joint ventures	(11,164)	—
Advances and originations under notes receivable	(188)	(866)
Principal payments received on notes receivable	2,294	5,965
Net cash used in investing activities	(1,009)	(187,401)
FINANCING ACTIVITIES:
Borrowings from revolving line of credit	19,200	224,950
Repayment of revolving line of credit	(39,700)	(28,600)
Principal payments on senior unsecured notes	(10,000)	(11,000)
Proceeds from common stock issued	10,974	1,777
Distributions paid to stockholders	(49,403)	(47,162)
Distributions paid to non-controlling interests	(109)	(812)
Financing costs paid	(411)	(20)
Cash paid for taxes in lieu of shares upon vesting of restricted stock	(1,533)	(1,619)
Other	(31)	—
Net cash (used in) provided by financing activities	(71,013)	137,514
Decrease in cash and cash equivalents	(14,112)	(3,353)
Cash and cash equivalents, beginning of period	20,286	10,379
Cash and cash equivalents, end of period	$6,174	$7,026

Supplemental disclosure of cash flow information:
Interest paid	$20,281	$22,685
Non-cash investing and financing transactions:
Contribution from non-controlling interest	$61,025	$12,964
Investment in financing receivables	$(163,460)	$—
Exchange of mezzanine loan and related prepayment fee for participating interest in mortgage loan	$—	$(8,841)
Exchange of mortgage loans for controlling interests in joint ventures accounted for as financing receivables	$102,435	$—
Reserves withheld at financing and mortgage loan receivable origination	$—	$(5,147)
Accretion of interest reserve recorded as mortgage loan receivable	$233	$1,609
Increase (decrease) in fair value of interest rate swap agreements	$145	$(151)
Distributions paid to non-controlling interests	$817	$—
Distributions paid to non-controlling interests related to property sale	$2,305	$—
Mortgage loan receivable reserve withheld at origination	$—	$1,506

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

We have prepared consolidated financial statements included herein without audit and in the opinion of management have included all adjustments necessary for a fair presentation of the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to rules and regulations governing the presentation of interim financial statements. The accompanying consolidated financial statements include the accounts of our company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2024 and 2023 are not necessarily indicative of the results for a full year.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table summarizes our investments in owned properties at June 30, 2024 (dollar amounts in thousands):

						Average
		Percentage	Number	Number of		Investment
	Gross	of	of	SNF	ALF	per
Type of Property	Investment	Investment	Properties (1)	Beds	Units	Bed/Unit
Assisted Living	$732,398	54.6%	74	—	4,421	$165.66
Skilled Nursing	597,666	44.5%	50	6,113	236	$94.14
Other (2)	12,005	0.9%	1	118	—	—
Total	$1,342,069	100.0%	125	6,231	4,657
(1)	We own properties in 23 states that are leased to 24 different operators.

(2)	Includes three parcels of land held-for-use, and one behavioral health care hospital.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the three months ended March 31, 2024, a master lease covering 11 skilled nursing centers, that was scheduled to mature in January 2024, was renewed for seven months extending the maturity to August 2024. The centers have a total of 1,444 beds and are located in Texas. During the three months ended June 30, 2024, this master lease was amended to extend the lease term to December 31, 2028, with two five-year renewal options. The annual rent increased from $8,000,000 to $9,000,000 for 2024. Rent will increase to $9,500,000 for 2025, and $10,000,000 for 2026, escalating 3.3% annually thereafter. As a condition of the amended master lease, the operator paid $1,544,000 during the three months ended June 30, 2024, and $10,376,000 subsequent to June 30, 2024, towards its $13,531,000 working capital note. The remaining $1,611,000 balance of the working capital note is interest-free and will be repaid in installments through 2028.

Additionally, during the six months ended June 30, 2024, another operator exercised its renewal option under its master lease for five years, from March 2025 through February 2030. Annual cash rent for 2024 is $8,004,000 escalating 2.5% annually. The master lease covers 666 beds across four skilled nursing centers, three in Texas and one in Wisconsin, and a behavioral health care hospital in Nevada.

We monitor the collectability of our receivable balances, including deferred rent receivable balances, on an ongoing basis. We write-off uncollectible operator receivable balances, including straight- line rent receivable and lease incentives balances, as a reduction to rental income in the period such balances are no longer probable of being collected. Therefore, recognition of rental income is limited to the lesser of the amount of cash collected or rental income reflected on a “straight-line” basis for those customer receivable balances deemed uncollectible. During the six months ended June 30, 2024 and 2023, we wrote-off straight-line rent receivable and lease incentive balances of $321,000 and $26,000, respectively.

We continue to take into account the current financial condition of our operators, in our estimation of uncollectible accounts at June 30, 2024. We are closely monitoring the collectability of such rents and will adjust future estimations as appropriate as further information becomes known.

The following table summarizes components of our rental income for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Rental Income	2024		2023		2024		2023
Contractual cash rental income	$28,976		$29,014		$59,927	(1)	$58,139	(1)
Variable cash rental income	3,255		3,176		6,636		6,460
Straight-line rent	(48)	(2)	(423)	(2)	(598)	(2)	(888)	(2)
Adjustment of lease incentives and rental income	(321)	(3)	(26)	(4)	(321)	(3)	(26)	(4)
Amortization of lease incentives	(205)		(204)		(438)		(413)
Total	$31,657		$31,537		$65,206		$63,272
(1)	Increased primarily due to $2,377 repayment of rent credit in connection with the sale of our interest in a consolidated joint venture (“JV), rental income from 2023 acquisitions and annual rent escalations and contractual rent increases, partially offset by property sales and transitioned portfolios.

(2)	Straight-line rent adjustment decreased due to lease extensions and more leases accounted for on a straight-line basis.

(3)	Represents a straight-line rent receivable write-off related to a lease converting to fair market rent reset.

(4)	Represents a lease incentive balance write-off related to a lease termination.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Some of our lease agreements provide purchase options allowing the lessees to purchase the properties they currently lease from us. The following table summarizes information about purchase options included in our lease agreements (dollar amounts in thousands):

	Type	Number
	of	of	Gross	Net Book	Option
State	Property	Properties	Investments (1)	Value	Window
California	ALF/MC	2	$38,895	$32,307	2023-2029
Colorado/Kansas/Ohio/Texas	ALF/MC	17	59,492	26,371	2029	(2)
Florida	SNF	3	76,647	76,647	2025-2027
Georgia/South Carolina	ALF/MC	2	31,754	24,789	2027
North Carolina	ALF/MC	11	121,419	121,419	2025-2028	(3)
North Carolina	ALF	5	14,404	6,736	2029	(4)
North Carolina	ALF	4	41,000	41,000	2024-2028	(5)
North Carolina/ South Carolina	ALF/MC	13	122,460	122,460	2024-2028	(6)
Ohio	MC	1	16,161	13,268	2024-2025
Ohio	ILF/ALF/MC	1	54,758	52,399	2025-2027
Oklahoma	ALF/MC	5	11,221	4,251	2027-2029	(7)
Tennessee	SNF	2	5,275	2,192	2023-2024
Texas	SNF	4	52,726	49,684	2027-2029	(8)
Texas	MC	1	12,743	9,520	2026-2028	(9)
Total			$658,955	$583,043
(1)	Gross investments include previously recorded impairment losses, if any.

(2)	During 2023, we released 17 ALFs with a total of 738 units to Brookdale under a new six-year master lease. The new master lease commenced in January 2024 and includes a purchase option that can be exercised in 2029. See above for more information.

(3)	During 2023, we entered into a JV that purchased 11 ALFs and MCs with a total of 523 units and leased the communities under a 10-year master lease. The master lease provides the operator with the option to buy up to 50% of the properties at the beginning of the third lease year, and the remaining properties at the beginning of the fourth lease year through the end of the sixth lease year, with an exit Internal Rate of Return (“IRR”) of 9.0% on any portion of the properties being purchased. For more information regarding this transaction see Financing Receivables below.

(4)	During 2023, we transferred five ALFs with a total of 210 units from Brookdale to an operator new to us. The new master lease commenced in January 2024 and includes a purchase option that can be exercised in 2029. See above for more information.

(5)	During 2024, we entered into a joint venture agreement with ALG Senior Living (“ALG”) and obtained a 92.7% controlling interest in the $41,000 newly formed JV that owns four ALFs in North Carolina with a total of 217 units. The JV leased the communities back to an affiliate of the seller under a 10-year master lease agreement. The master lease includes a purchase option that can be exercised through 2028, with an exit IRR of 8.0%. For more information regarding this transaction see Financing Receivables below.

(6)	During 2024, we entered into a joint venture agreement with ALG and obtained a 52.6% controlling interest in the $122,460 newly formed JV that owns 13 ALFs and MCs in North Carolina (12) and South Carolina (1) with a total of 523 units. The JV leased the communities back to an affiliate of the seller under a 10-year master lease agreement. The master lease includes a purchase option that can be exercised through 2028, with an exit IRR of 8.0%. For more information regarding this transaction see Financing Receivables below.

(7)	During 2023, we transferred five ALFs in Oklahoma with a total of 184 units from Brookdale to an existing operator. The new master lease commenced in November 2023 and includes a purchase option that can be exercised starting in November 2027 through October 2029 if the lessee exercises its four-year extension option. See above for more information.

(8)	During 2022, we purchased four skilled nursing centers and leased these properties under a 10-year lease with an existing operator. The lease allows the operator to elect either an earn-out payment or purchase option. If neither option is elected within the timeframe defined in the lease, both elections are terminated. For more information regarding the earn-out see Note 8. Commitments and Contingencies.

(9)	During 2024, we transferred this community to an operator new to us. The new master lease commenced in April 2024 and includes a purchase option that can be exercised in May 2026 through April 2028, if the lessee exercises its one-year extension option.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Impairment Loss. During the six months ended June 30, 2024, we did not record an impairment loss. During the six months ended June 30, 2023, in conjunction with ongoing negotiations and planned sale of two assisted living communities located in Florida and one assisted living community located in Mississippi, we performed recoverability analysis on the carrying value of these communities and concluded that their carrying values may not be recoverable through future undiscounted cash flows. Accordingly, we recorded an aggregate impairment loss of $12,510,000 during the six months ended June 30, 2023.

Properties Held -for-Sale. The following summarizes our held-for-sale properties as of June 30, 2024 and December 31, 2023 (dollar amounts in thousands):

		Type		Number	Number
		of		of	of		Gross	Accumulated
	State	Property		Properties	Beds/units		Investment	Depreciation
At June 30, 2024	TX	ALF	(1)	1	80	(1)	$6,154	$(1,906)
At December 31, 2023	WI	ALF	(2)	1	110		$22,007	$(3,616)
(1)	This community was sold subsequent to June 30, 2024.

(2)	This community was sold during the three months ended March 31, 2024.

Acquisitions. The following table summarizes our acquisitions for the six months ended June 30, 2024 and 2023 (dollar amounts in thousands):

		Cash		Non-				Number	Number
		Paid at	Assumed	Controlling	Transaction	Assets		of	of
Year	Type of Property	Acquisition	Liabilities	Interest	Costs	Acquired		Properties	Beds/Units
2024	OTH (1)	$300	$—	$—	$19	$319		—	—
2023	ALF (2)	43,759	9,767	9,133	363	63,022	(3)	1	242
(1)	During the six months ended June 30, 2024, we acquired a parcel of land in Kansas adjacent to an existing community operated by Brookdale. Rent was increased by 8.0% of our total cost of the investment.

(2)	We entered into a $54,134 JV and contributed $45,000 into the JV that purchased an ILF/ALF/MC in Ohio. Under the JV agreement, the seller, our JV partner, has the option to purchase the campus between the third and fourth lease years for LTC’s allocation of the JV investment plus an IRR of 9.75%. The campus was leased to Encore Senior Living (“Encore”) under a 10-year term with an initial yield of 8.25% on LTC’s allocation of the JV investment. LTC committed to fund $2,100 of lease incentives under the Encore lease. Rent is expected to be approximately $3,900 per year.

(3)	Includes $8,585 tax abatement intangible included in the Prepaid expenses and other assets line item in our Consolidated Balance Sheets.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Intangible Assets. We make estimates as part of our allocation of the purchase price of acquisitions to various components of acquisition based upon the fair value of each component. In determining fair value, we use current appraisals or other third-party opinions of value. The most significant components of our allocations are typically the allocation of fair value to land and buildings, and for certain of our acquisitions, in-place leases and other intangible assets. In the case of the value of in-place leases, we make the best estimates based on the evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during the hypothetical expected lease-up periods, market conditions and costs to execute similar leases. The following is a summary of the carrying amount of intangible assets as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024					December 31, 2023
			Accumulated					Accumulated
Assets	Cost		Amortization		Net	Cost		Amortization		Net
In-place leases	$11,155	(1)	$(6,434)	(2)	$4,721	$11,348	(1)	$(6,109)	(2)	$5,239
Tax abatement intangible	$8,309	(3)	$(752)	(3)	$7,557	$8,309	(3)	$(405)	(3)	$7,904
(1)	Included in the Buildings and improvements line item in our Consolidated Balance Sheets.

(2)	Included in the Accumulated depreciation and amortization line item in our Consolidated Balance Sheets.

(3)	Included in the Prepaid expenses and other assets line item in our Consolidated Balance Sheets.

Improvements. During the six months ended June 30, 2024 and 2023, we invested in the following capital improvement projects (in thousands):

	Six Months Ended June 30,
Type of Property	2024	2023
Assisted Living Communities	$2,787	$2,000
Skilled Nursing Centers	848	1,143
Other	—	87
Total	$3,635	$3,230

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Properties Sold. During the three and six months ended June 30, 2024, we recorded a net loss on sale of $32,000 and a net gain on sale of $3,219,000, respectively. During the three and six months ended June 30, 2023, we recorded a net gain on sale of $302,000 and $15,675,000, respectively. The following table summarizes property sales during the six months ended June 30, 2024 and 2023 (dollar amounts in thousands):

		Type	Number	Number
		of	of	of	Sales		Carrying		Net
Year	State	Properties	Properties	Beds/Units	Price		Value		(Loss) Gain (1)
2024	Florida	ALF	1	60	$4,500		$4,579		$(335)
	Texas	ALF	5	208	1,600		1,282		(380)
	Texas	ALF	2	—	500		389		8
	Wisconsin	ALF	1	110	20,193	(2)	16,195	(2)	3,986
	n/a	n/a	—	—	—		—		(60)	(3)
Total (4)			9	378	$26,793		$22,445		$3,219

2023	Florida	ALF	1	70	$4,850		$4,082		$65
	Kentucky	ALF	1	60	11,000		10,710		57
	New Jersey	ALF	1	39	2,000		1,552		266
	New Mexico	SNF	2	235	21,250		5,379		15,287
Total			5	404	$39,100		$21,723		$15,675

(

(1)	Calculation of net gain includes cost of sales and write-off of straight-line receivable and lease incentives, when applicable.

(2)	Represents the price to sell our portion of interest in a JV, net of the JV partner’s $2,305 contributions in the joint venture.

(3)	We recognized additional loss due to additional incurred costs related to properties sold during 2023.

(4)	Subsequent to June 30, 2024, we sold an 80-unit ALF located in Texas for $7,959 to the existing operator. At June 30, 2024, the community was classified as held-for-sale and had a gross book value of $6,154 and a net book value of $4,248.

Financing Receivables. As part of our acquisitions, we may invest in sale and leaseback transactions. In accordance with the accounting guidance, we must determine whether each sale and leaseback transaction qualifies as a sale. Generally, an option for the seller-lessee to repurchase a real estate asset precludes accounting for the transfer of the asset as a sale and the purchased assets should be presented as financing receivables.

During 2022 through 2024, we entered into joint venture agreements and contributed into these JVs for the purchase of properties through sale and leaseback transactions. Concurrently, each of these JVs leased the purchased properties back to an affiliate of the seller and provided the seller-lessee with purchase options. Accordingly, these sale and leaseback transactions meet the accounting criteria to be presented as financing receivables. Furthermore, we determined that we exercise power over and receive benefits from each of these joint ventures. Therefore, we consolidated the joint ventures as Financing Receivables on our Consolidated Balance Sheets and recorded the rental revenue from these joint ventures as Interest income from financing receivables on our Consolidated Statements of Income.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following tables provide information regarding our investments in financing receivables (dollar amounts in thousands):

							Type	Number	Number	Investment
Interest		Investment			Gross	LTC	of	of	of	per
Rate		Year	Maturity	State	Investments	Contributions	Properties	Properties	Beds/Units	Bed/Unit
7.25%	(1)	2022	2032	FL	$76,647	$62,476	SNF	3	299	$256.34
7.25%	(2)	2023	2033	NC	121,418	117,587	ALF/MC	11	523	$232.16
7.25%	(3)	2024	2034	NC/SC	122,460	64,450	ALF/MC	13	523	$234.15
7.25%	(4)	2024	2034	NC	41,000	37,985	ALF	4	217	$188.94
					$361,525	$282,498		31	1,562
(1)	During 2022, we entered into a JV with an operator new to us. The JV purchased three SNFs and leased the centers back to an affiliate of the seller under a 10-year master lease, with two five-year renewal options and provided the seller-lessee with a purchase option, exercisable at the beginning of the fourth year through the end of the fifth year.

(2)	During 2023, we entered into a JV with ALG. The JV purchased 11 ALFs and MCs and leased these communities back to an affiliate of the seller under a 10-year master lease, with two five-year renewal options. The contractual initial cash yield of 7.25% increases to 7.5% in year three then escalates thereafter based on Consumer Price Index(“CPI”) subject to a floor of 2.0% and a ceiling of 4.0%. The JV provided the seller-lessee with a purchase option to buy up to 50% of the properties at the beginning of the third lease year and the remaining properties at the beginning of the fourth lease year through the end of the sixth lease year, with an exit IRR of 9.0%. During the second quarter of 2024, we deferred a total of $1,466 interest income from financing receivables for May and June 2024 and agreed to defer up to approximately $250 per month for July through December 2024.

(3)	During the second quarter of 2024, we funded an additional $5,546 under a mortgage loan receivable due from an ALG affiliate secured by 13 ALFs and MCs located in North Carolina (12) and South Carolina (1). We then entered into a newly formed $122,460 JV with ALG, whereby we exchanged our $64,450 mortgage loan receivable for a 53% controlling interest in the JV. Concurrently, ALG contributed these properties to the joint venture for a 47% non-controlling interest. The JV leased the properties to an ALG affiliate under a 10-year master lease, with two five-year renewal options and provided the seller-lessee with a purchase option exercisable through 2028, with an exit IRR of 8.0%.

(4)	During the second quarter of 2024, we funded an additional $2,766 under a mortgage loan receivable due from an ALG affiliate secured by four ALFs located in North Carolina. We then entered into a newly formed $41,000 JV with ALG, whereby we exchanged $37,985 mortgage loan receivables for a 93% controlling interest in the JV. Concurrently, ALG contributed these properties and a parcel of land to the joint venture for a 7% non-controlling interest. The JV leased the properties to an ALG affiliate under a 10-year master lease, with two five-year renewal options and provided the seller-lessee with a purchase option exercisable through 2028, with an exit IRR of 8.0%.

The following table summarizes our financing receivables activities for the six months ended June 30, 2024 and 2023 (dollar amounts in thousands):

	Six Months Ended June 30,
	2024		2023
Investment and funding under financing receivables	$163,557	(1)	$121,332	(2)
Amortization of capital costs	(44)		(43)
Provision for loan loss reserve	(1,635)	(1)	(1,213)	(2)
	$161,878		$120,076
(1)	During 2024, we entered into two joint venture agreements with affiliates of ALG. We recorded an aggregate Provision for Credit losses of $1,635 equal to 1.0% of the investment balance. See above for more information.

(2)	During 2023, we entered into a joint venture agreement with an affiliate of ALG. We recorded Provision for credit losses of $1,213 equal to 1.0% of the investment balance. See above for more information.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Mortgage Loans. The following table sets forth information regarding our investments in mortgage loans secured by first mortgages at June 30, 2024 (dollar amounts in thousands):

				Type	Percentage	Number of					Investment
			Gross	of	of				SNF	ALF	per
Interest Rate	Maturity	State	Investment	Property	Investment	Loans (1)	Properties (2)		Beds	Units	Bed/Unit
7.5%	2024	LA	29,346	SNF	7.5%	1	1		189	—	$155.27
7.5%	2024	GA	51,111	ALF	13.0%	1	1		—	203	$251.78
8.8%	2025	FL	4,000	ALF	1.0%	1	2		—	92	$43.48
7.8%	2025	FL	16,706	ALF	4.3%	1	1		—	112	$149.16
7.3%	2025	NC	10,750	ALF	2.7%	1	1		—	45	$238.89
8.8% (3)	2026	MI	6,878	UDP	1.7%	1	—	(3)	—	—	$ n/a
8.8%	2028	IL	16,500	SNF	4.2%	1	1		150	—	$110.00
10.8% (4)	2043	MI	183,709	SNF	46.7%	1	15		1,875	—	$97.98
9.8% (4)	2045	MI	39,850	SNF	10.1%	1	4		480	—	$83.02
10.3% (4)	2045	MI	19,700	SNF	5.0%	1	2		201	—	$98.01
10.5% (4)	2045	MI	14,825	SNF	3.8%	1	1		146	—	$101.54
Total (5)			$393,375		100.0%	11	29		3,041	452	$112.62
(1)	Some loans contain certain guarantees and provide for certain facility fees.

(2)	Our mortgage loans are secured by properties located in six states with eight borrowers.

(3)	During the third quarter of 2023, we committed to fund a $19,500 mortgage loan for the construction of an 85-unit ALF and MC in Michigan. The borrower contributed $12,100 of equity, which initially funded the construction. In 2024, once all of the borrower’s equity was drawn, we began funding the commitment. Our remaining commitment is $12,600. The 8.75% interest-only loan matures in September 2026 and includes two, one-year extensions, each of which is contingent on certain coverage thresholds.

(4)	Mortgage loans provide for 2.25% annual increases in the interest rate.

(5)	Subsequent to June 30, 2024, we committed to fund a $26,120 mortgage loan for the construction of a 116-unit ILF/ALF/MC in Illinois. The borrower contributed $12,300 of equity which will initially fund the construction. The loan term is approximately six years at a current rate of 9.0% and IRR of 9.5%.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table summarizes our mortgage loan activity for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024		2023
Originations and funding under mortgage loans receivable	$15,957	(1)	$81,727	(3)
Exchange of mortgage loans for controlling interests in joint ventures accounted for as financing receivables	(102,435)	(2)	—
Pay-offs received	(2,013)		—
Application of interest reserve	169		1,609
Scheduled principal payments received	(380)		(251)
Mortgage loan premium amortization	(3)		(4)
Recovery (provision) for loan loss reserve	887		(831)
Net (decrease) increase in mortgage loans receivable	$(87,818)		$82,250
(1)	The following funding occurred:

(a)	$6,878 under a $19,500 mortgage loan commitment for the construction of an 85-unit ALF and MC in Michigan. The borrower contributed $12,100 of equity upon origination in July 2023, which was used to initially fund the construction. Our remaining commitment is $12,600. The interest-only loan term is approximately three years at a rate of 8.75%, and includes two, one-year extensions, each of which is contingent on certain coverage thresholds;

(b)	$5,546 of additional funding under a mortgage loan receivable agreement with an ALG affiliate secured by 13 ALFs and MCs in North Carolina (12) and South Carolina (1). During the three months ended June 30, 2024, we exchanged this $64,450 mortgage loan receivable for a controlling interest in a JV investment with an ALG affiliate. See Financing Receivables above for more information;

(c)	$2,766 of additional funding under a mortgage loan receivable agreement with an ALG affiliate secured by four ALFs in North Carolina. During the three months ended June 30, 2024, we exchanged this $37,985 mortgage loan receivable for a controlling interest in a JV investment with an ALG affiliate. See Financing Receivables above for more information; and

(d)	$767 of additional funding.

(2)	The following occurred:

(a)	$64,450 mortgage loan receivable due from an ALG affiliate was exchanged for a controlling interest in a JV. See (1)(b) above for more information;

(b)	$37,985 mortgage loan receivable due from an ALG affiliate was exchanged for a controlling interest in a JV. See (1)(c) above for more information; and

(3)	The following funding and originations occurred:

(a)	$10,750 mortgage loan secured by a 45-unit MC located in North Carolina. The loan carries a two-year term with an interest-only rate of 7.25% and an IRR of 9.0%;

(b)	$51,111 mortgage loan investment secured by a 203-unit ILF, ALF and MC located in Georgia. We acquired a participating interest owned by existing lenders for $42,251 in addition to converting our $7,461 mezzanine loan in the property into a participating interest in the mortgage loan. The mortgage loan matures in October 2024 and our investment is at an initial rate of 7.5% with an IRR of 7.75%. We recorded $1,380 of additional interest income in connection with the effective prepayment of the mezzanine loan in the first quarter of 2023;

(c)	$16,500 senior loan for the purchase of a 150-bed Medicare focused SNF in Illinois. The mortgage loan matures in June 2028 and our investment is at an interest rate of 8.75%; and

(d)	$3,366 of additional funding under other mortgage loans receivable.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

3.	Investment in Unconsolidated Joint Ventures

We have preferred equity investments in three joint ventures. We determined that each of these JVs meets the accounting criteria to be considered a variable interest entity (“VIE”). We are not the primary beneficiary of the JVs as we do not have both: 1) the power to direct the activities that most significantly affect the JVs’ economic performance, and 2) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. However, we do have significant influence over the JVs. Therefore, we have accounted for the JVs using the equity method of accounting. The following table provides information regarding these preferred equity investments (dollar amounts in thousands):

	Type	Type		Total	Contractual	Number
	of	of		Preferred	Cash	of	Carrying
State	Properties	Investment		Return	Portion	Beds/ Units	Value
Texas	SNF/ALF	Senior Loan	(1)	9.2%	9.2%	104	$11,164	(1)
Washington	ALF/MC	Preferred Equity	(2)	12.0%	7.0%	95	6,340	(2)
Washington	ILF/ALF	Preferred Equity	(3)	14.0%	8.0%	267	13,000	(3)
Total						466	$30,504
(1)	We originated a $12,700 mortgage loan to a current operator secured by a SNF/ALF in Texas. The investment commitment amount includes $11,164, funded during the three months ended June 30, 2024, an interest reserve of $750 and a capital expenditure reserve of $786. In accordance with GAAP, this mortgage loan was determined to be an acquisition, development and construction (“ADC”) loan and is accounted for as an unconsolidated JV. The campus has 104 beds (70 skilled nursing and 34 assisted living). The five-year mortgage loan is interest-only at a current rate of 9.15%.

(2)	Our investment represents 15.5% of the total investment. The preferred equity investment earns an initial cash rate of 7% increasing to 9% in year four until the IRR is 8%. After achieving an 8% IRR, the cash rate drops to 8% with an IRR ranging between 12% to 14%, depending upon timing of redemption. We have the option to require the JV partner to purchase our preferred equity interest at any time between August 17, 2031 and December 31, 2036.

(3)	Our investment represents 11.6% of the estimated total investment. The preferred equity investment earns an initial cash rate of 8% with an IRR of 14%. The JV partner has the option to buy out our investment at any time after August 31, 2023 at the IRR rate. Also, we have the option to require the JV partner to purchase our preferred equity interest at any time between August 31, 2027 and prior to the end of the first renewal term of the lease.

The following table summarizes our capital contributions, income recognized, and cash interest received related to our investments in unconsolidated joint ventures during the six months ended June 30, 2024 and 2023 (in thousands):

	Type
	of	Income	Cash Income	Non-cash
Year	Properties	Recognized	Earned	Income Accrued
2024	SNF/ALF	$295	$196	$—
	ALF/MC	225	225	—
	ILF/ALF (1)	527	—	527
Total		$1,047	$421	$527
		`
2023	ALF/MC	$225	$—	$225
	UDP (1)	527	—	527
Total		$752	$—	$752
(1)	The JV developed and owns a 267-unit ILF and ALF in Washington. The development project was completed during the fourth quarter of 2023.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

4.	Notes Receivable

Notes receivable consist of mezzanine loans and working capital loans. The following table summarizes our investments in notes receivable at June 30, 2024 (dollar amounts in thousands):

Interest			Type of	Gross			Type of
Rate	IRR	Maturity	Loan	Investment		# of loans	Property
8.3%	—	2025	Working capital	$50		1	ALF
9.0%	—	2025	Working capital	138		1	ALF
5.0%	—	2025	Working capital	532		1	ALF
8.0%	11.0%	2027	Mezzanine	25,000		1	ALF
12.0%	—	2028	Working capital	11,987	(1)	1	SNF
8.8%	12.0%	2028	Mezzanine	17,000		1	ALF
6.5%	—	2030	Working capital	138		1	SNF
7.3%	—	2030	Working capital	500		1	ALF
7.4%	—	2030	Working capital	957		1	ALF
0.0%	—	2031	Working capital	2,693		1	ALF
				$58,995	(2)	10
(1)	Subsequent to June 30, 2024, the operator repaid $10,376 on its $11,987 working capital note. The remaining balance of this working capital note is interest-free and will be paid in installments through 2028.

(2)	Excludes the impact of credit loss reserve.

The following table is a summary of our notes receivable components as of June 30, 2024 and December 31, 2023 (in thousands):

	At June 30, 2024	At December 31, 2023
Mezzanine loans	$42,000	$42,000
Working capital loans	16,995	19,101
Notes receivable credit loss reserve	(590)	(611)
Total	$58,405	$60,490

The following table summarizes our notes receivable activity for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Advances under notes receivable	$188	$866
Principal payments received under notes receivable	(2,294)	(13,426)	(1)
Recovery of credit losses	21	126
Net decrease in notes receivable	$(2,085)	$(12,434)
(1)	During 2023, we received $4,545, which includes a prepayment fee and the exit IRR totaling $190 from a mezzanine loan prepayment. The mezzanine loan was on a 136-unit ILF in Oregon. Additionally, another $7,461 mezzanine loan was effectively prepaid through converting it as part of our $51,111 investment in a participating interest in an existing mortgage loan that is secured by a 203-unit ALF, ILF and MC located in Georgia. We recorded $1,380 of interest income in connection with the effective prepayment of the mezzanine loan.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

5.	Lease Incentives

Our non-contingent lease incentive balances at June 30, 2024 and December 31, 2023 were $3,573,000 and $2,607,000, respectively. The following table summarizes our lease incentives activity for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024		2023
Lease incentives funded	$1,594	(1)	$19
Amortization of lease incentives	(438)		(413)
Other adjustments	(190)	(2)	(35)	(2)
Net increase (decrease) in non-contingent lease incentives	$966		$(429)
(1)	Included in the balance is $1,107 related to transitioning the Brookdale portfolio.

(2)	Primarily relates to lease incentive balance write-off related to property sales.

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

6.	Credit Loss Reserve

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

The expected credit losses related to our financial instruments that are within the scope of ASC 326 are as follows (in thousands):

	Balance		Balance
	at	Provision	at
Description	12/31/2023	/(Recovery)	6/30/2024
Credit Loss Reserve- Financing Receivables	$1,980	$1,635	$3,615
Credit Loss Reserve- Mortgage Loans Receivable	$4,814	$(887)	$3,927
Credit Loss Reserve-Notes Receivable	$611	$(21)	$590

We elected not to measure an allowance for expected credit losses on accrued interest receivable under the expected credit loss standard as we have a policy in place to reserve or write off accrued interest receivable in a timely manner through our quarterly review of the loan and property performance. Therefore, we elected the policy to write off accrued interest receivable by recognizing credit loss expense. As of June 30, 2024, the total balance of accrued interest receivable of $57,465,000 was not included in the measurement of expected credit loss. For the three and six months ended June 30, 2024 and 2023, we did not recognize any write-off related to accrued interest receivable.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

7.	Debt Obligations

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

Based on our leverage at June 30, 2024, the facility provides for interest annually at Adjusted SOFR plus 115 basis points and a facility fee of 20 basis points and the Term Loans provide for interest annually at Adjusted SOFR plus 135 basis points.

Interest Rate Swap Agreements. In connection with entering into the Term Loans described above, we entered into two receive variable/pay fixed interest rate swap agreements (the “Interest Rate Swaps”) with maturities of November 19, 2025 and November 19, 2026, respectively, that will effectively lock-in the forecasted interest payments on the Term Loans’ borrowings over their four and five year terms of the loans. The Interest Rate Swaps are considered cash flow hedges and are recorded on our Consolidated Balance Sheets at fair value in Prepaid expenses and other assets, with cumulative changes in the fair value of these instruments recognized in Accumulated other comprehensive income (loss) on our Consolidated Balance Sheets. During the six months ended June 30, 2024 and 2023, we recorded a decrease of $145,000 and $151,000 in fair value of Interest Rate Swaps, respectively.

Information regarding our interest rate swaps measured at fair value, which are classified as Level 2 of the fair value hierarchy is presented below (dollar amounts in thousands):

				Notional	Fair Value at
Date Entered	Maturity Date	Swap Rate	Rate Index	Amount	June 30, 2024	December 31, 2023
November 2021	November 19, 2025	2.62%	1-month SOFR	$50,000	$2,431	$2,698
November 2021	November 19, 2026	2.76%	1-month SOFR	50,000	3,534	3,412
				$100,000	$5,965	$6,110

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

At June 30, 2024, we were in compliance with all applicable financial covenants. These debt obligations also contain additional customary covenants and events of default that are subject to a number of important and significant limitations, qualifications and exceptions.

The following table sets forth information regarding debt obligations by component as of June 30, 2024 and December 31, 2023 (dollar amounts in thousands):

		At June 30, 2024		At December 31, 2023
	Applicable		Available		Available
	Interest	Outstanding	for	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing	Balance	Borrowing
Revolving line of credit	6.52%	$281,750	$118,250	$302,250	$97,750
Term loans, net of debt issue costs	2.69%	99,733	—	99,658	—
Senior unsecured notes, net of debt issue costs (2)	4.20%	479,522	—	489,409	—
Total	4.78%	$861,005	$118,250	$891,317	$97,750
(1)	Represents weighted average of interest rate as of June 30, 2024.

(2)	Subsequent to June 30, 2024, we paid $18,160 in regular scheduled principal payments under our senior unsecured notes. Accordingly, we have $461,362 outstanding under our senior unsecured notes.

During the six months ended June 30, 2024 and 2023, our debt borrowings and repayments were as follows (in thousands):

	Six Months Ended June 30,
	2024			2023
Debt Obligations	Borrowings	Repayments		Borrowings	Repayments
Revolving line of credit	$19,200	$(39,700)		$224,950	$(28,600)
Senior unsecured notes	—	(10,000)	(1)	—	(11,000)
Total	$19,200	$(49,700)		$224,950	$(39,600)
(1)	Subsequent to June 30, 2024, we paid $18,160 in regular scheduled principal payments under our senior unsecured notes. Accordingly, we have $461,362 outstanding under our senior unsecured notes.

8.	Equity

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

As of June 30, 2024, we have the following consolidated VIEs (in thousands):

				Gross
Investment		Property		Consolidated	Non-Controlling
Year	Purpose	Type	State	Assets (1)	Interests
2024	Owned real estate	ALF/MC	NC/SC	$122,460	$58,010
2024	Owned real estate	ALF	NC	41,000	3,015
2023	Owned real estate	ILF/ALF/MC	OH	54,758	9,134
2023	Owned real estate	ALF/MC	NC	121,419	3,831
2022	Owned real estate	SNF	FL	76,647	14,325
2018	Owned real estate	ILF	OR	14,650	2,907
2018	Owned real estate and development	ALF/MC	OR	18,452	1,156
2017	Owned real estate	ALF/MC	SC	11,680	1,240
Total				$461,066	$93,618
(1)	Includes the total real estate investments and excludes intangible assets.

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

During the six months ended June 30, 2024, we sold 343,800 shares of common stock for $10,974,000 in net proceeds under our Equity Distribution Agreements. In conjunction with the sale of common stock, we incurred $116,000 of costs associated with this agreement which have been recorded in additional paid in capital as a reduction of proceeds received. At June 30, 2024, we had $64,905,000 available under the Equity Distribution Agreements.

During the six months ended June 30, 2024 and 2023, we acquired 49,540 shares and 43,933 shares, respectively, of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Distributions. We declared and paid the following cash dividends (in thousands):

	Six Months Ended June 30,
	2024		2023
	Declared	Paid	Declared	Paid
Common Stock (1)	$49,403	$49,403	$47,162	$47,162
(1)	Represents $0.19 per share per month for the six months ended June 30, 2024 and 2023.

In July 2024, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of July, August and September 2024, payable on July 31, August 30, and September 30, 2024, respectively, to stockholders of record on July 23, August 22, and September 20, 2024, respectively.

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

During the six months ended June 30, 2024 and 2023, no stock options were granted or exercised. During each of the six months ended June 30, 2024 and 2023, 5,000 stock options expired and were cancelled. At June 30, 2024, we had no stock options outstanding and exercisable.

The following table summarizes our restricted stock activity for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
Outstanding, January 1	258,620	229,236
Granted	175,431	143,020
Vested	(129,842)	(115,551)
Cancelled	—	(1,085)
Outstanding, June 30	304,209	255,620

No performance-based stock units vested during the six months ended June 30, 2024, and 2023.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the six months ended June 30, 2024 and 2023, we granted restricted stock and performance-based stock units under the 2021 Plan as follows:

	No. of	Price per
Year	Shares/Units	Share	Reward Type	Vesting Period
2024	159,536	$30.72	Restricted stock	ratably over 3 years
	69,610	$31.84	Performance-based stock units	TSR targets (1)
	62,914	$31.84	Performance-based stock units	TSR targets (2)
	15,895	$34.60	Restricted stock	(3)
	307,955

2023	127,960	$37.16	Restricted stock	ratably over 3 years
	86,867	$37.16	Performance-based stock units	TSR targets (4)
	15,060	$31.54	Restricted stock	May 24, 2024
	229,887

(1)	Vesting is based on achieving certain total shareholder return (“TSR”) targets in 3 years.

(2)	Vesting is based on achieving certain TSR targets relative to the TSR of a predefined peer group in 3 years.

(3)	Vesting date is the earlier of the one-year anniversary of the award date and the date of the next annual meeting of the stockholders of LTC following the award date.

(4)	Vesting is based on achieving certain total shareholder return (“TSR”) targets in 4 years with acceleration opportunity in 3 years.

Compensation expense recognized related to the vesting of restricted common stock and performance-based stock units for the six months ended June 30, 2024 and 2023 were $4,522,000 and $4,226,000, respectively. At June 30, 2024, the remaining compensation expense to be recognized related to the future service period of unvested outstanding restricted common stock and performance-based stock units are as follows (in thousands):

Remaining
Compensation
Vesting Date	Expense
July - December 2024	$4,530
2025	6,450
2026	3,385
2027	369
Total	$14,734

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

9.	Commitments and Contingencies

At June 30, 2024, we had commitments as follows (in thousands):

				Total
	Investment		2024	Commitment	Remaining
	Commitment		Funding	Funded	Commitment
Real estate properties (Note 2. Real Estate Investments)	$18,345	(1)	$2,484	$3,436	$14,909
Accrued incentives and earn-out liabilities (Note 5. Lease Incentives)	16,125	(2)	388	1,845	14,280
Mortgage loans (Note 2. Real Estate Investments)	37,500	(3)	6,878	8,878	28,622
Joint venture investments (Note 3. Investments in Unconsolidated Joint Ventures)	1,536	(4)	—	—	1,536
Notes receivable (Note 4. Notes Receivable)	1,230	(5)	188	188	1,042
Total	$74,736		$9,938	$14,347	$60,389
(1)	Represents commitments to purchase land and improvements, if applicable, and to develop, re-develop, renovate or expand seniors housing and skilled nursing properties.

(2)	Includes an earn-out payment of up to $3,000 to an operator under a master lease on four SNFs in Texas which were acquired during 2022. The master lease allows either an earn-out payment up to $3,000 or a purchase option. The earn-out payment is available, contingent on achieving certain thresholds per the lease, beginning in April 2024 through March 2027. If neither option is elected within the timeframe defined in the lease, both elections are terminated. For more information regarding the purchase option see Note 2. Real Estate Investments.

(3)	Represents $19,500 related to a construction loan and $18,000 of commitments which are contingent upon the borrower achieving certain coverage ratios.

(4)	Represents an interest reserve of $750 and capital expenditure reserve of $786 related to a mortgage loan secured by a SNF and ALF in Texas. The loan is accounted for as an unconsolidated JV in accordance with GAAP. For more information regarding this loan see Note 3. Investment in Unconsolidated Joint Ventures.

(5)	Represents working capital loan commitments.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

10.	Major Operators

We have one operator that represents 10% or more of our combined rental revenue and interest income from mortgage loans. The following table sets forth information regarding our major operator as of June 30, 2024:

	Number of		Number of		Percentage of
			SNF	ALF	Total	Total
Operator	SNF	ALF	Beds	Units	Revenues	Assets (1)
Prestige Healthcare (2)	24	—	2,820	93	16.2%	14.0%

(1)	Represents the net carrying value of the mortgage loans and properties we own divided by the Total assets on the Consolidated Balance Sheets.

(2)	The majority of the revenue derived from this operator relates to interest income from mortgage loans.

Our financial position and ability to make distributions may be adversely affected if Prestige Healthcare or any of our lessees and borrowers face financial difficulties, including any bankruptcies, inability to emerge from bankruptcy, insolvency or general downturn in business of any such operator, or in the event any such operator does not renew and/or extend its relationship with us.

11.	Earnings per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$19,738	$6,604	$44,427	$40,165
Less income allocated to non-controlling interests	(377)	(430)	(836)	(857)
Less income allocated to participating securities:
Non-forfeitable dividends on participating securities	(173)	(146)	(338)	(293)
Income allocated to participating securities	—	—	—	—
Total net income allocated to participating securities	(173)	(146)	(338)	(293)
Net income available to common stockholders	19,188	6,028	43,253	39,015
Effect of dilutive securities:
Participating securities (1)	—	—	—	—
Net income for diluted net income per share	$19,188	$6,028	$43,253	$39,015

Shares for basic net income per share	43,171	41,145	43,030	41,113
Effect of dilutive securities:
Stock options (1)	—	—	—	—
Performance-based stock units	292	87	292	87
Participating securities (1)	—	—	—	—
Total effect of dilutive securities	292	87	292	87
Shares for diluted net income per share	43,463	41,232	43,322	41,200

Basic net income per share	$0.44	$0.15	$1.01	$0.95
Diluted net income per share	$0.44	$0.15	$1.00	$0.95
(1)	For the three and six months ended June 30, 2024 and 2023, the participating securities and stock options were excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

12.	Fair Value Measurements

In accordance with the accounting guidance regarding the fair value option for financial assets and financial liabilities, entities are permitted to choose to measure certain financial assets and liabilities at fair value, with the change in unrealized gains and losses reported in earnings. We did not elect the fair value option for any of our financial assets and financial liabilities.

The carrying amount of cash and cash equivalents approximates their fair value because of the short-term maturity of these instruments. We do not invest our cash in auction rate securities. The carrying value and estimated fair value of our financial instruments as of June 30, 2024 and December 31, 2023 were as follows (in thousands):

	At June 30, 2024			At December 31, 2023
	Carrying	Fair		Carrying	Fair
	Value	Value		Value	Value
Financing receivables, net of credit loss reserve	$357,910	$362,034	(1)	$196,032	$199,199	(1)
Mortgage loans receivable, net of credit loss reserve	389,448	455,594	(2)	477,266	554,993	(2)
Notes receivable, net of credit loss reserve	58,405	65,543	(3)	60,490	67,877	(3)
Revolving line of credit	281,750	281,750	(4)	302,250	302,250	(4)
Term loans, net of debt issue costs	99,733	100,000	(4)	99,658	100,000	(4)
Senior unsecured notes, net of debt issue costs	479,522	437,763	(5)	489,409	439,865	(5)
(1)	Our investment in financing receivables is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate used to value our future cash inflows of the financing receivables at June 30, 2024 and December 31, 2023 was 7.6%.

(2)	Our investment in mortgage loans receivable is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash inflows of the mortgage loans receivable at June 30, 2024 and December 31, 2023 was 9.6% and 9.2%, respectively.

(3)	Our investments in notes receivable are classified as Level 3. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash flows of the notes receivable at June 30, 2024 and December 31, 2023 was 7.0% and 6.9%, respectively.

(4)	Our revolving line of credit and term loans bear interest at a variable interest rate. The estimated fair value of our revolving line of credit and term loans approximated their carrying values at June 30, 2024 and December 31, 2023 upon prevailing market interest rates for similar debt arrangements.

(5)	Our obligation under our senior unsecured notes is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is measured based upon management’s estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities. At June 30, 2024, the discount rate used to value our future cash outflow of our senior unsecured notes was 6.25% for those maturing before year 2030 and 6.50% for those maturing at or beyond year 2030. At December 31, 2023, the discount rate used to value our future cash outflow of our senior unsecured notes was 6.5% for those maturing before year 2030 and 6.75% for those maturing at or beyond year 2030.
13.	Subsequent Events

Subsequent to June 30, 2024, the following events occurred:

Real Estate. We sold an 80-unit ALF located in Texas for $7,959,000 to the existing operator. At June 30, 2024, the community was classified as held-for-sale and had a gross book value of $6,154,000 and a net book value of $4,248,000.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Mortgage Loan Receivable. We committed to fund a $26,120,000 mortgage loan for the construction of a 116-unit independent living, assisted living and memory care community in Illinois. The borrower contributed $12,300,000 of equity which will initially fund the construction. The loan term is approximately six years at a current rate of 9.0% and IRR of 9.5%.

Notes Receivable. We received $10,376,000 from an operator related to partial repayment of its $11,987,000 working capital note. Upon the repayment, the remaining balance of the working capital note will be interest-free and repaid in installments through 2028.

Debt. We paid $18,160,000 in regular scheduled principal payments under our senior unsecured notes. Accordingly, we have $461,362,000 outstanding under our senior unsecured notes.

Equity: We declared a monthly cash dividend of $0.19 per share on our common stock for the months of July, August and September 2024, payable on July 31, August 30, and September 30, 2024, respectively to stockholders of record on July 23, August 22, and September 20, 2024, respectively.

Other Income. We received $2,629,000 of income from former operators related to lease terminations in prior years.

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

The following graph summarizes our gross investments as of June 30, 2024:

GROSS INVESTMENTS
REAL PROPERTY, 61.4%
FINANCING RECEIVABLES, 16.5%
MORTGAGE LOANS, 18.0%
NOTES RECEIVABLE, 2.7%
UNCONSOLIDATED JOINT VENTURES, 1.4%

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

We conduct and manage our business as one operating segment for internal reporting and internal decision-making purposes. For purposes of this quarterly report and other presentations, we generally include ALF, ILF, MC, and combinations thereof in the ALF classification. As of June 30, 2024, seniors housing and health care properties comprised approximately 99.4% of our gross investment portfolio. We have been operating since August 1992.

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

Real Estate Portfolio Overview

The following tables summarize our real estate investment portfolio by owned properties and mortgage loans and by property type, as of June 30, 2024 (dollar amounts in thousands):

						Six Months Ended
						June 30, 2024
		Number of			Percentage			Percentage
	Number of	SNF	ALF	Gross	of	Rental		of Total
Owned Properties	Properties (1)	Beds	Units	Investments	Investments	Revenue		Revenues
Assisted Living	74	—	4,421	$732,398	33.5%	$30,583		34.4%
Skilled Nursing	50	6,113	236	597,666	27.3%	25,069		28.2%
Other (2)	1	118	—	12,005	0.6%	530		0.6%
Total Owned Properties	125	6,231	4,657	1,342,069	61.4%	56,182	(4)	63.2%

		Number of			Percentage	Interest Income		Percentage
	Number of	SNF	ALF	Gross	of	from Financing		of Total
Financing Receivables	Properties (1)	Beds	Units	Investments	Investments	Receivable		Revenues
Assisted Living	28	—	1,263	284,878	13.0%	4,853		5.5%
Skilled Nursing	3	299	—	76,647	3.5%	2,807		3.2%
Total Financing Receivables	31	299	1,263	361,525	16.5%	7,660		8.7%

		Number of			Percentage	Interest Income		Percentage
	Number of	SNF	ALF	Gross	of	from Mortgage		of Total
Mortgage Loans	Properties (1)	Beds	Units	Investments	Investments	Loans		Revenues
Assisted Living	5	—	452	82,567	3.8%	3,289		3.7%
Skilled Nursing	24	3,041	—	303,930	13.9%	17,708		19.9%
Under Development (3)	—	—	—	6,878	0.3%	279		0.3%
Total Mortgage Loans	29	3,041	452	393,375	18.0%	21,276	(5)	23.9%

		Number of			Percentage	Interest		Percentage
	Number of	SNF	ALF	Gross	of	and other		of Total
Notes Receivable	Properties (1)	Beds	Units	Investments	Investments	Income		Revenues
Assisted Living	6	—	751	46,870	2.1%	2,460		2.8%
Skilled Nursing	—	—	—	12,125	0.6%	289		0.3%
Total Notes Receivable	6	—	751	58,995	2.7%	2,749	(6)	3.1%

		Number of			Percentage	Income from		Percentage
	Number of	SNF	ALF	Gross	of	Unconsolidated		of Total
Unconsolidated Joint Ventures	Properties (1)	Beds	Units	Investments	Investments	Joint Ventures		Revenues
Assisted Living	2	—	362	19,340	0.9%	752		0.8%
Skilled Nursing	1	104	—	11,164	0.5%	295		0.3
Total Unconsolidated Joint Ventures	3	104	362	30,504	1.4%	1,047		1.1%

Total Portfolio	194	9,675	7,485	$2,186,468	100.0%	$88,914		100.0%

	Number	Number of			Percentage
	of	SNF	ALF	Gross	of
Summary of Properties by Type	Properties (1)	Beds	Units	Investments	Investments
Assisted Living	115	—	7,249	$1,166,053	53.3%
Skilled Nursing	78	9,557	236	1,001,532	45.8%
Other (2)	1	118	—	12,005	0.6%
Under Development (3)	—	—	—	6,878	0.3%
Total Portfolio	194	9,675	7,485	$2,186,468	100.0%
(1)	We have investments in owned properties, financing receivables, mortgage loans, notes receivable and unconsolidated joint ventures in 26 states to 31 operators.

(2)	Includes three parcels of land held-for-use and one behavioral health care hospital.

(3)	Includes a mortgage loan commitment for the construction of an 85-unit ALF and MC in Michigan.

(4)	Excludes $6,636 variable rental income from lessee reimbursement, $2,709 rental income from sold properties and $321 write-off of straight-line rent.

(5)	Excludes $3,833 interest income from paid-off mortgage loans.

(6)	Included in the Interest and other income line item of our Consolidated Statements of Income.

As of June 30, 2024, we had $1.8 billion in net carrying value of investments, consisting of $949.3 million or 53.2% invested in owned and leased properties, $357.9 million or 20.0% invested in financing receivables, $389.4 million or 21.8% invested in mortgage loans secured by first mortgages, $58.4 million or 3.3% in notes receivable and $30.5 million or 1.7% in unconsolidated joint ventures.

Rental income, income from financing receivables and interest income from mortgage loans represented 64.3%, 7.5% and 24.7%, respectively, of Total revenues on the Consolidated Statements of Income for the six months ended June 30, 2024. In most instances, our lease structure contains fixed annual rental escalations and/or annual rental escalations that are contingent upon changes in the Consumer Price Index. Certain leases have annual rental escalations that are contingent upon changes in the gross operating revenues of the property. This revenue is not recognized until the appropriate contingencies have been resolved.

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

During the three months ended March 31, 2024, a master lease covering 11 skilled nursing centers, that was scheduled to mature in January 2024, was renewed for seven months extending the maturity to August 2024. The centers have a total of 1,444 beds and are located in Texas. During the three months ended June 30, 2024, this master lease was amended to extend the lease term to December 31,

2028, with two five-year renewal options. The annual rent increased from $8.0 million to $9.0 million for 2024. Rent will increase to $9.5 million in 2025 and $10.0 million in 2026, escalating 3.3% annually thereafter. As a condition of the amended master lease, the operator paid $1.5 million during the three months ended June 30, 2024, and $10.4 million subsequent to June 30, 2024, towards its $13.5 million working capital note. The remaining $1.6 million balance of the working capital note is interest-free and repaid in installments through 2028.

Additionally, during the six months ended June 30, 2024, another operator exercised its renewal option under its master lease for five years, from March 2025 through February 2030. Annual cash and GAAP rent for 2024 are $8.0 million and $7.0 million, respectively escalating 2.5% annually. The master lease covers 666 beds across four skilled nursing centers, three in Texas and one in Wisconsin and a behavioral health care hospital in Nevada.

For the six months ended June 30, 2024, we recorded $0.6 million in straight-line rental adjustment reflecting higher cash rent received than recorded as rental income and amortization of lease incentive cost of $438,000. During the six months ended June 30, 2024, we received $66.6 million of cash rental income, which includes $6.6 million of operator reimbursements for real estate taxes. At June 30, 2024, the straight-line rent receivable balance on the consolidated balance sheet was $18.7 million.

For the six months ended June 30, 2024, we recorded $7.7 million in Interest income from financing receivables which includes $5.8 million of interest received in cash and $1.9 million in financing receivables effective interest. At June 30, 2024, the financing receivables effective interest receivable which is included in the Interest receivable line item on our Consolidated Balance Sheets was $3.1 million.

For the six months ended June 30, 2024, we recorded $25.1 million in Interest income from mortgage loans which includes $23.2 million of interest received in cash, $233,000 of income from interest reserves and $1.7 million in mortgage loans effective interest. At June, 30, 2024, the mortgage loans effective interest receivable which is included in the Interest receivable line item on our Consolidated Balance Sheets was $51.4 million.

Update on Certain Operators

ALG Senior Living

During the third quarter of 2022, a portfolio of 12 assisted living communities was temporarily transitioned to ALG Senior Living (“ALG”) under a two-year master lease. The temporary transition allowed us to find a more permanent solution for the portfolio as follows (dollar amounts in thousands):

		Type	Number	Number
Lease		of	of	of	Lease
Commencement	State	Property	Properties	Beds/Units	Term
January 2024	GA, SC	ALF	2	159	Two years
April 2024	TX	ALF	1	56	Two years
			3	215

		Type	Number	Number
		of	of	of	Sales	Net
Year sold	State	Property	Properties	Beds/Units	Price	Proceeds (1)
2023	FL	ALF	1	70	$4,850	$4,147
2023	MS	ALF	1	67	1,650	1,419
2024	TX	ALF	5	208	1,600	901
2024	TX	ALF	2	—	500	397
			9	345	$8,600	$6,864

Total			12	560

During the second quarter of 2024, we funded an additional $5.5 million under a mortgage loan receivable due from an ALG affiliate secured by 13 assisted living and memory care communities located in North Carolina (12) and South Carolina (1). We then entered into a newly formed $122.5 million joint venture with ALG, whereby we exchanged our $64.5 million mortgage loan receivable for a 53% controlling interest in the JV. Concurrently, ALG contributed these properties to the joint venture for a 47% non-controlling interest. The JV leased the properties to an ALG affiliate under a 10-year master lease, with two five-year renewal options and provided the seller-lessee with a purchase option exercisable through 2028, with an exit IRR of 8.0%.

During the second quarter of 2024, we also funded an additional $2.8 million under a mortgage loan receivable due from an ALG affiliate secured by four assisted living communities located in North Carolina. We then entered into another newly formed $41.0 million joint venture with ALG, whereby we exchanged $38.0 million of mortgage loan receivables for a 93% controlling interest in the JV. Concurrently, ALG contributed these properties and a parcel of land to the joint venture for a 7% non-controlling interest. The JV leased the properties to an ALG affiliate under a 10-year master lease, with two five-year renewal options and provided the seller-lessee with a purchase option exercisable through 2028, with an exit IRR of 8.0%. All of our investments with ALG are now cross-defaulted and cross-collateralized, providing us with added security.

We determined that these joint venture transactions meet the criteria to be presented as financing receivables and that we exercise power over and receive benefits from each of these joint ventures, thus consolidated them as Financing Receivables on our Consolidated Balance Sheets.

Additionally, we deferred interest from financing receivables for a total of $1.5 million due from a separate portfolio of 11 assisted living communities operated by ALG. These communities are located in North Carolina and are accounted for as financing receivables. Additionally, we agreed to defer up to approximately $250,000 per month in interest from financing receivables related to this portfolio for July through December 2024, or a total of up to $1.5 million. We also agreed to reduce rent from a lease on an assisted living community operated by ALG to $0 for May through September 2024, with quarterly market-based rent resets thereafter. We wrote-off $321,000 of straight-line rent receivable related to this lease during the three months ended June 30, 2024.

Prestige Healthcare

Prestige Healthcare (“Prestige”) operates 22 skilled nursing centers located in Michigan secured under four mortgage loans and two skilled nursing centers located in South Carolina under a master lease. Prestige is our largest operator based upon revenues and assets representing 16.2% of our total revenues and 14.4% of our total assets as of June 30, 2024. During the second quarter of 2023, we agreed to defer up to $1.5 million, or up to $0.3 million per month for May through September 2023, in interest payments due on one of Prestige’s mortgage loans secured by 15 skilled nursing centers in Michigan.

During the fourth quarter of 2023, we amended the mortgage loan with Prestige which was subject to the previously agreed upon interest deferral. Effective January 1, 2024, the minimum mortgage interest payment due to us is based on an annual current pay rate of 8.5% on the outstanding loan balance of $183.3 million. The current contractual interest rate on the loan of 10.8% remains unchanged. The amendment also provides us the right to draw on Prestige’s security to pay the difference between the contractual rate and current pay rate. We received all 2023 contractual interest of $19.5 million due from Prestige after applying $3.4 million of its security. Full contractual interest was received through July 2024 from payments received from Prestige and application of security. We expect to receive full contractual cash interest through at least 2025. During the first quarter of 2024, Prestige increased the security from its receipt of retroactive Medicaid funds. Accordingly, we currently hold a security of $2.8 million. Additional retro-active Medicaid payments received by Prestige in 2024 will be remitted to us as security. The following table summarizes the activity of Prestige’s security:

Balance			Balance			Balance
at	Deposits	Interest	at	Deposits	Interest	at
12/31/2023	Received	Applications	3/31/2024	Received	Applications	6/30/2024
$2,352	$2,674	$(1,074)	$3,952	$1	$(1,072)	$2,881

Other Operators

During the three months ended March 31, 2024, a master lease covering 11 skilled nursing centers that was scheduled to mature in January 2024 was renewed for seven months extending the maturity to August 2024. The centers have a total of 1,444 beds and are located in Texas. During the three months ended June 30, 2024, this master lease was amended to extend the lease term to December 31, 2028, with two five-year renewal options. The annual rent increased from $8.0 million to $9.0 million for 2024. Rent will increase to $9.5 million for 2025, and $10.0 million for 2026, escalating 3.3% annually thereafter. As a condition of the amended master lease, the operator paid $1.5 million during the three months ended June 30, 2024, and $10.4 million subsequent to June 30, 2024, towards its $13.5 million working capital note. The remaining $1.6 million balance of the working capital note is interest free and will be repaid in installments through 2028.

2024 Activities Overview

The following tables summarize our transactions during the six months ended June 30, 2024 (dollar amounts in thousands):

Investment in Improvement projects

Amount
Assisted Living Communities	$2,787
Skilled Nursing Centers	848
Total	$3,635

Properties Held -for-Sale

		Type		Number	Number
		of		of	of		Gross	Accumulated
	State	Property		Properties	Beds/units		Investment	Depreciation
At June 30, 2024	TX	ALF	(1)	1	80	(1)	$6,154	$(1,906)
(1)	This community was sold subsequent to June 30, 2024.

Properties Sold

		Type	Number	Number
		of	of	of	Sales		Carrying	Net
Year	State	Properties	Properties	Beds/Units	Price		Value	(Loss) Gain (1)
2024	Florida	ALF	1	60	$4,500		$4,579	$(335)
	Texas	ALF	5	208	1,600		1,282	(380)
	Texas	ALF	2	—	500		389	8
	Wisconsin	ALF	1	110	20,193	(2)	16,195	3,986
	n/a	n/a	—	—	—		—	(60)	(3)
Total (4)			9	378	$26,793		$22,445	$3,219

(1)	Calculation of net gain includes cost of sales and write-off of straight-line receivable and lease incentives, when applicable.

(2)	Represents the price to sell our potion of interest in a joint venture (“JV”), net of the JV partner’s $2,305 contributions in the joint venture.

(3)	We recognized additional loss due to additional incurred costs related to properties sold during 2023.

(4)	Subsequent to June 30, 2024, we sold an 80-unit ALF located in Texas for $7,959 to the existing operator. At June 30, 2024, the community was classified as held-for-sale and had a gross book value of $6,154 and a net book value of $4,248.

Investment in Financing Receivables

	Amount
Investment and funding under financing receivables	$163,557	(1)
Amortization of capital costs	(44)
Provision for loan loss reserve	(1,635)	(2)
	$161,878
(1)	During the second quarter of 2024, we entered into a newly formed $122,460 JV with ALG, whereby we exchanged our $64,450 mortgage loan receivable due from an ALG affiliate for a 53% controlling interest in the JV. This mortgage loan was secured by 13 ALFs and MCs located in North Carolina (12) and South Carolina (1). Concurrently, ALG contributed these properties to the joint venture for a 47% non-controlling interest. The JV leased the properties to an ALG affiliate under a 10-year master lease, with two five-year renewal options and provided the seller-lessee with a purchase option exercisable through 2028, with an exit IRR of 8.0%. During the second quarter of 2024, we also entered into another newly formed $41,000 JV with ALG, whereby we exchanged $37,985 mortgage loan receivables due from an ALG affiliate for a 93% controlling interest in the JV. This mortgage loan was secured by four ALFs located in North Carolina. Concurrently, ALG contributed these properties and a parcel of land to the joint venture for a 7% non-controlling interest. The JV leased the properties to an ALG affiliate under a 10-year master lease, with two five-year renewal options and provided the seller-lessee with a purchase option exercisable through 2028, with an exit IRR of 8.0%.

(2)	We recorded an aggregate Provision for Credit Losses of $1,635 equal to 1.0% of the combined balance of joint venture investments as explained above.

Investment in Mortgage Loans

	Amount
Originations and funding under mortgage loans receivable	$15,957	(1)
Exchange of mortgage loans for controlling interests in joint ventures accounted for as financing receivables	(102,435)	(2)
Pay-offs received	(2,013)
Application of interest reserve	169
Scheduled principal payments received	(380)
Mortgage loan premium amortization	(3)
Recovery of loan loss reserve	887
Net decrease in mortgage loans receivable	$(87,818)
(1)	The following funding occurred:

(a)	$6,878 under a $19,500 mortgage loan commitment for the construction of an 85-unit ALF and MC in Michigan. The borrower contributed $12,100 of equity upon origination in July 2023, which was used to initially fund the construction. Our remaining commitment is $12,600. The interest-only loan term is approximately three years at a rate of 8.75%, and includes two, one-year extensions, each of which is contingent on certain coverage thresholds;

(b)	$5,546 of additional funding under a mortgage loan receivable agreement with an ALG affiliate secured by 13 ALFs and MCs in North Carolina (12) and South Carolina (1). During the three months ended June 30, 2024, we exchanged this $64,450 mortgage loan receivable for a controlling interest in a JV investment with an ALG affiliate. See Financing Receivables above for more information;

(c)	$2,766 of additional funding under a mortgage loan receivable agreement with an ALG affiliate secured by four ALFs in North Carolina. During the three months ended June 30, 2024, we exchanged this $37,985 mortgage loan receivable for a controlling interest in a JV investment with an ALG affiliate. See Financing Receivables above for more information; and

(d)	$767 of additional funding.

(2)	The following occurred:

(a)	$64,450 mortgage loan receivable due from an ALG affiliate was exchanged for a controlling interest in a JV. See (1)(b) above for more information;

(b)	$37,985 mortgage loan receivable due from an ALG affiliate was exchanged for a controlling interest in a JV. See (1)(c) above for more information; and

Preferred Equity Investment in Unconsolidated Joint Ventures

		Type	Total	Contractual	Number			Cash	Non-cash
		of	Preferred	Cash	of	Carrying	Income	Income	Income
State		Properties	Return	Portion	Beds/ Units	Value	Recognized	Earned	Accrued
Texas	(1)	SNF/ALF	9.2%	9.2%	104	$11,164	$295	$196	$—
Washington	(2)	ALF/MC	12.0%	7.0%	95	6,340	225	225	—
Washington	(3)	ILF/ALF	14.0%	8.0%	267	13,000	527	—	527
Total					466	$30,504	$1,047	$421	$527
(1)	We originated a $12,700 mortgage loan to a current operator secured by a SNF/ALF campus in Texas. The investment commitment amount includes $11,164, funded during the three months ended June 30, 2024, an interest reserve of $750 and a capital expenditure reserve of $786. In accordance with GAAP, this mortgage loan was determined to be an acquisition, development and construction (“ADC”) loan and was accounted for as an unconsolidated JV. The campus has 104 beds (70 skilled nursing and 34 assisted living). The five-year mortgage loan is interest-only at a current rate of 9.15%.

(2)	Our investment represents 15.5% of the total investment. The preferred equity investment earns an initial cash rate of 7% increasing to 9% in year four until the internal rate of return (“IRR”) is 8%. After achieving an 8% IRR, the cash rate drops to 8% with an IRR ranging between 12% to 14%, depending upon timing of redemption. We have the option to require the JV partner to purchase our preferred equity interest at any time between August 17, 2031 and December 31, 2036.

(3)	Our investment represents 11.6% of the estimated total investment. The preferred equity investment earns an initial cash rate of 8% with an IRR of 14%. The JV partner has the option to buy out our investment at any time after August 31, 2023 at the IRR rate. Also, we have the option to require the JV partner to purchase our preferred equity interest at any time between August 31, 2027 and prior to the end of the first renewal term of the lease.

Notes Receivable

Amount
Advances under notes receivable	$188
Principal payments received under notes receivable	(2,294)
Recovery of credit losses	21
Net decrease in notes receivable	$(2,085)

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

On April 22, 2024, CMS issued the Minimum Staffing Standards for Long-Term Care Facilities and Medicaid Institutional Payment Transparency Reporting final rule. The final rule sets forth new comprehensive minimum staffing requirements. It finalizes a total nurse staffing standard of 3.48 hours per resident day, which must include at least 0.55 hours per resident day of direct registered nurse care and 2.45 hours per resident day of direct nurse aide care. Facilities may use any combination of nurse staff (registered nurse, licensed practical nurse and licensed vocational nurse, or nurse aide) to account for the additional 0.48 hours per resident day needed to comply with the total nurse staffing standard. CMS also finalized enhanced facility assessment requirements and a requirement to have a registered nurse onsite 24 hours a day, seven days a week, to provide skilled nursing care. The final rule also provides a staggered implementation timeframe of the minimum nurse staffing standards and 24/7 registered nurse requirement based on geographic location as well as possible exemptions for qualifying facilities for some parts of these requirements based on workforce unavailability and other factors. The implementation and timeframe of the final rule may be subject to further revision or deferral due to pending litigation, pending legislation, or administration changes.

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

The following table reflects our recent historical trends of concentration risk (gross investment, in thousands):

	6/30/24	3/31/24	12/31/23	9/30/23	6/30/23
Asset mix:
Real property	$1,342,069	$1,342,921	$1,379,332	$1,405,848	$1,421,260
Financing receivables	361,525	197,990	198,012	198,033	198,056
Loans receivable	393,375	485,095	482,080	478,344	476,739
Notes receivable	58,995	60,551	61,101	63,693	46,412
Unconsolidated joint ventures	30,504	19,340	19,340	19,340	19,340
Real estate investment mix:
Assisted living communities	$1,166,053	$1,096,573	$1,133,543	$1,149,589	$1,146,827
Skilled nursing centers	1,001,532	991,540	991,492	987,877	987,188
Other (1)	12,005	14,844	14,830	14,792	14,792
Under development	6,878	2,940	—	13,000	13,000
Operator mix:
ALG Senior	$307,308	$249,882	$298,816	$310,789	$307,891
Prestige Healthcare (1)	272,081	272,338	272,465	272,767	272,818
Encore Senior Living	187,645	183,345	179,753	179,430	179,153
HMG Healthcare, LLC	176,877	178,422	178,422	176,644	176,285
Anthem Memory Care, LLC	156,407	156,407	156,312	156,054	155,867
Remaining operators	1,086,150	1,065,503	1,054,097	1,069,574	1,069,793
Geographic mix:
Texas	$328,428	$320,214	$328,467	$329,545	$328,517
North Carolina	300,893	234,918	234,665	234,665	233,301
Michigan	287,389	283,708	280,857	281,159	281,210
Ohio	143,115	142,897	142,669	142,483	142,206
Florida	130,218	130,240	137,941	146,178	146,019
Remaining states	996,425	993,920	1,015,266	1,031,228	1,030,554
(1)	Includes three parcels of land located adjacent to properties securing the Prestige Healthcare mortgage loan and are managed by Prestige.

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

Balance Sheet Metrics

	Year to Date		Quarter Ended
	6/30/24		6/30/24			3/31/24			12/31/23			9/30/23			6/30/23
Debt to gross asset value	37.6%		37.6%		(1)	38.9%		(4)	39.5%		(4)	42.1%			42.1%
Debt to market capitalization ratio	36.5%		36.5%		(2)	37.9%		(5)	39.2%		(5)	41.8%		(7)	41.1%
Interest coverage ratio (9)	3.6	x	3.7	x	(3)	3.5	x	(6)	3.3	x		3.2	x	(8)	3.5	x
Fixed charge coverage ratio (9)	3.6	x	3.7	x	(3)	3.5	x	(6)	3.3	x		3.2	x	(8)	3.5	x
(1)	Decreased due to increase in gross asset value.

(2)	Decreased due to increase in market capitalization.

(3)	Increased primarily due to increase in rental income from acquisitions, contractual rent increases and annual escalations.

(4)	Decreased due to decrease in outstanding debt partially offset by decrease in gross asset value.

(5)	Decreased due to decrease in outstanding debt and increase in market capitalization from issuance of common stock.

(6)	Increased due to decrease in interest expense.

(7)	Increased due to decrease in market capitalization and increase in outstanding debt.

(8)	Decreased due to increase in interest expense partially offset by increase in interest income from mortgage loans and other notes receivable.

(9)	In calculating our interest coverage and fixed charge coverage ratios above, we use EBITDAre, which is a financial measure not derived in accordance with GAAP (non-GAAP financial measure). EBITDAre is not an alternative to net income, operating income or cash flows from operating activities as calculated and presented in accordance with GAAP. You should not rely on EBITDAre as a substitute for any such GAAP financial measures or consider it in isolation, for the purpose of analyzing our financial performance, financial position or cash flows. Net income is the most directly comparable GAAP measure to EBITDAre.

	Year to Date		Quarter Ended
	6/30/24		6/30/24		3/31/24		12/31/23		9/30/23		6/30/23
Net income	$44,427		$19,738		$24,689		$28,670		$22,627		$6,604
Less: Gain on sale	(3,219)		32		(3,251)		(16,751)		(4,870)		(302)
Add: Impairment loss	—		—		—		3,265		—		12,076
Add: Interest expense	21,948		10,903		11,045		12,419		12,674		11,312
Add: Depreciation and amortization	18,119		9,024		9,095		9,331		9,499		9,376
EBITDAre	81,275		39,697		41,578		36,934		39,930		39,066
(Less)/Add : Non-recurring one-time items	(1,355)	(1) (2)	1,022	(1)	(2,377)	(2)	3,561	(3)	—		—
Adjusted EBITDAre	$79,920		$40,719		$39,201		$40,495		$39,930		$39,066

Interest expense	$21,948		$10,903		$11,045		$12,419		$12,674		$11,312

Interest coverage ratio	3.6	x	3.7	x	3.5	x	3.3	x	3.2	x	3.5	x

Interest expense	$21,948		$10,903		$11,045		$12,419		$12,674		$11,312
Total fixed charges	$21,948		$10,903		$11,045		$12,419		$12,674		$11,312

Fixed charge coverage ratio	3.6	x	3.7	x	3.5	x	3.3	x	3.2	x	3.5	x
(1)	Includes $321 write-off of an uncollectible straight-line rent receivable, $1,635 provision for credit losses related to acquisitions totaling $163,460 accounted for as financing receivables partially offset by $934 recovery of provision for credit losses related to the payoffs of mortgage loan receivables.

(2)	Represents the repayment of an operator rent credit received from the buyer/lessee in connection with the sale of a 110-unit ALF in Wisconsin.

(3)	Represents the write-off of an uncollectible working capital note related to the sale and transition of 10 ALFs.

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

Operating Results (unaudited, in thousands)

	Three Months Ended
	June 30,
	2024	2023		Difference
Revenues:
Rental income	$31,657	$31,537		$120
Interest income from financing receivables	3,830	3,830		—
Interest income from mortgage loans	12,661	11,926		735	(1)
Interest and other income	1,968	953		1,015	(2)
Total revenues	50,116	48,246		1,870

Expenses:
Interest expense	10,903	11,312		409	(3)
Depreciation and amortization	9,024	9,376		352
Impairment loss	—	12,076	(4)	12,076
Provision for credit losses	703	187		(516)	(5)
Transaction costs	380	91		(289)
Property tax expense	3,247	3,187		(60)
General and administrative expenses	6,760	6,091		(669)	(6)
Total expenses	31,017	42,320		11,303

Other operating income:
(Loss) / gain on sale of real estate, net	(32)	302		(334)
Operating income	19,067	6,228		12,839
Income from unconsolidated joint ventures	671	376		295
Net income	19,738	6,604		13,134
Income allocated to non-controlling interests	(377)	(430)		53
Net income attributable to LTC Properties, Inc.	19,361	6,174		13,187
Income allocated to participating securities	(173)	(146)		(27)
Net income available to common stockholders	$19,188	$6,028		$13,160
(1)	Increased primarily due to mortgage loan originations during 2023 and additional funding during 2024.

(2)	Increased primarily due to a 2023 mezzanine loan origination and receipt of insurance proceeds.

(3)	Decreased primarily due to scheduled principal paydowns on our senior unsecured notes.

(4)	Represents aggregate impairment loss of $12,076 related to two ALFs that were subsequently sold.

(5)	Increased due to provision for credit losses related to acquisitions totaling $163,460 accounted for as financing receivables partially offset by the recovery of provision for credit losses related to the payoffs of mortgage loan receivables.

(6)	Increased due to higher costs related to properties transitioned to new operators, non-cash compensation changes, public company costs and the timing of certain expenditures.

	Six Months Ended
	June 30,
	2024		2023		Difference
Revenues:
Rental income	$65,206		$63,272		$1,934	(1)
Interest income from financing receivables	7,660		7,581		79
Interest income from mortgage loans	25,109		23,170		1,939	(2)
Interest and other income	3,507		3,723		(216)
Total revenues	101,482		97,746		3,736

Expenses:
Interest expense	21,948		21,921		(27)
Depreciation and amortization	18,119		18,586		467	(3)
Impairment loss	—		12,510	(4)	12,510
Provision for credit losses	727		1,918		1,191	(5)
Transaction costs	646		208		(438)
Property tax expense	6,630		6,480		(150)
General and administrative expenses	13,251		12,385		(866)	(6)
Total expenses	61,321		74,008		12,687

Other operating income:
Gain on sale of real estate, net	3,219	(7)	15,675	(8)	(12,456)
Operating income	43,380		39,413		3,967
Income from unconsolidated joint ventures	1,047		752		295
Net income	44,427		40,165		4,262
Income allocated to non-controlling interests	(836)		(857)		21
Net income attributable to LTC Properties, Inc.	43,591		39,308		4,283
Income allocated to participating securities	(338)		(293)		(45)
Net income available to common stockholders	$43,253		$39,015		$4,238
(1)	Increased primarily due to the repayment of $2,377 rent credit received in 2024 from the buyer/lessee in connection with the sale of our interest in a 110-unit ALF in Wisconsin, rental income from 2023 acquisitions and annual rent escalations, partially offset by property sales and transitioned portfolios.

(2)	Increased primarily due to mortgage loan originations during 2023 and additional funding during 2024.

(3)	Decreased due to sold properties.

(4)	Represents $434 impairment loss related to a 70-unit ALF located in Florida that was sold during 2023. Additionally, represents aggregate impairment loss of $12,076 related to two ALFs. See Note 2. Real Estate Investments within our consolidated financial statements for more information.

(5)	Decreased primarily due to more investments during the six months ended June 30, 2023 and the recovery of provision for credit losses related to the payoffs of mortgage loan receivables during the six months ended June 30, 2024.

(6)	Increased due to higher costs related to properties transitioned to new operators, non-cash compensation changes, public company costs and the timing of certain expenditures.

(7)	Represents the gain on sale of a 110-unit community in Wisconsin and two closed properties located in Texas, partially offset by the aggregate loss on sale of 6 ALFs located in Texas (five) and Florida (one).

(8)	Represents the net gain on sale related to three ALFs located in Kentucky, Florida and New Jersey and two SNFs in New Mexico during 2023.

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

The following table reconciles GAAP net income available to common stockholders to NAREIT FFO available to common stockholders (unaudited, amounts in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
GAAP net income available to common stockholders	$19,188	$6,028	$43,253	$39,015
Add: Depreciation and amortization	9,024	9,376	18,119	18,586
Add: Impairment loss	—	12,076	—	12,510
Less: Gain on sale of real estate, net	32	(302)	(3,219)	(15,675)
NAREIT FFO attributable to common stockholders	$28,244	$27,178	$58,153	$54,436
NAREIT FFO attributable to common stockholders per share:
Effect of dilutive securities:
Add: Participating securities	173	146	338	293
NAREIT Diluted FFO attributable to common stockholders	$28,417	$27,324	$58,491	$54,729

Weighted average shares used to calculate NAREIT FFO per share:
Shares for basic net income per share	43,171	41,145	43,030	41,113
Effect of dilutive securities:
Performance-based stock units	292	87	292	87
Participating securities	304	257	291	254
Total effect of dilutive securities	596	344	583	341
Shares for diluted net income per share	43,767	41,489	43,613	41,454

Liquidity and Capital Resources

Sources and Uses of Cash

As of June 30, 2024, we had $189.3 million in liquidity as follow:

At June 30, 2024
Cash and cash equivalents	$6,174
Available under revolving line of credit	118,250
Available under Equity Distribution Agreements	64,905
Total Liquidity	$189,329

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

Depending on our borrowing capacity, compliance with financial covenants, ability to access the capital markets, and the payment of dividends may be negatively impacted. We continuously evaluate the availability of cost-effective capital and believe we have sufficient liquidity for our current dividend, corporate expenses and additional capital investments in 2024 and 2025.

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

	Six Months Ended June 30,		Change
Net Cash provided by (used in):	2024	2023	$
Operating activities	$57,910	$46,534	$11,376
Investing activities	(1,009)	(187,401)	186,392
Financing activities	(71,013)	137,514	(208,527)
Decrease in cash and cash equivalents	(14,112)	(3,353)	(10,759)
Cash and cash equivalents, beginning of period	20,286	10,379	9,907
Cash and cash equivalents, end of period	$6,174	$7,026	$(852)

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

Based on our leverage at June 30, 2024, the facility provides for interest annually at Adjusted SOFR plus 115 basis points and a facility fee of 20 basis points and the Term Loans provide for interest annually at Adjusted SOFR plus 135 basis points.

Interest Rate Swap Agreements. In connection with entering into the Term Loans as described above, we entered into two receive variable/pay fixed interest rate swap agreements (the “Interest Rate Swaps”) with maturities of November 19, 2025 and November 19, 2026, respectively, that will effectively lock-in the forecasted interest payments on the Term Loans’ borrowings over their four and five year terms of the loans. The Interest Rate Swaps are considered cash flow hedges and are recorded on our Consolidated Balance Sheets at fair value, with changes in the fair value of these instruments recognized in Accumulated other comprehensive income (loss) on our Consolidated Balance Sheets. During the six months ended June 30, 2024, we recorded a decrease of $0.1 million in fair value of Interest Rate Swaps.

As of June 30, 2024, the terms of the Interest Rate Swaps are as follows (dollar amounts in thousands):

				Notional	Fair Value at
Date Entered	Maturity Date	Swap Rate	Rate Index	Amount	June 30, 2024
November 2021	November 19, 2025	2.62%	1-month SOFR	$50,000	$2,431
November 2021	November 19, 2026	2.76%	1-month SOFR	50,000	3,534
				$100,000	$5,965

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

At June 30, 2024, we were in compliance with all applicable financial covenants. These debt obligations also contain additional customary covenants and events of default that are subject to a number of important and significant limitations, qualifications and exceptions.

The debt obligations by component as of June 30, 2024 are as follows (dollar amounts in thousands):

	Applicable		Available
	Interest	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing
Revolving line of credit	6.52%	$281,750	$118,250
Term loans, net of debt issue costs	2.69%	99,733	—
Senior unsecured notes, net of debt issue costs (2)	4.20%	479,522	—
Total	4.78%	$861,005	$118,250
(1)	Represents weighted average of interest rate as of June 30, 2024.

(2)	Subsequent to June 30, 2024, we paid $18,160 in regular scheduled principal payments under our senior unsecured notes. Accordingly, we have $461,362 outstanding under our senior unsecured notes.

During the six months ended June 30, 2024, our debt borrowings and repayments were as follows (in thousands):

Debt Obligations	Borrowings	Repayments
Revolving line of credit	$19,200	$(39,700)
Senior unsecured notes	—	(10,000)	(1)
Total	$19,200	$(49,700)
(1)	Subsequent to June 30, 2024, we paid $18,160 in regular scheduled principal payments under our senior unsecured notes. Accordingly, we have $461,362 outstanding under our senior unsecured notes.

Equity

At June 30, 2024, we had 43,491,284 shares of common stock outstanding, total equity on our balance sheet $982.8 million and our equity securities had a market value of $1.5 billion. During the six months ended June 30, 2024, we declared and paid $49.4 million of cash dividends.

During the six months ended June 30, 2024, we acquired 49,540 shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

Subsequent to June 30, 2024, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of July, August and September 2024, payable on July 31, August 30, and September 30, 2024, respectively, to stockholders of record on July 23, August 22, and September 20, 2024, respectively.

At-The-Market Program. We have separate equity distribution agreements (collectively, “Equity Distribution Agreements”) to offer and sell, from time to time, up to $200.0 million in aggregate offering price of shares of our common stock. During the six months ended June 30, 2024, we sold 343,800 shares of common stock for $11.0 million in net proceeds under our Equity Distribution Agreements. In conjunction with the sale of common stock, we incurred $0.1 million of costs associated with this agreement which have been recorded in additional paid in capital as a reduction of proceeds received. At June 30, 2024, we had $64.9 million available under the Equity Distribution Agreements.

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

During the six months ended June 30, 2024, we awarded restricted stock and performance-based stock units as follows:

No. of	Price per
Shares	Share	Award Type	Vesting Period
159,536	$30.72	Restricted stock	ratably over 3 years
69,610	$31.84	Performance-based stock units	TSR targets (1)
62,914	$31.84	Performance-based stock units	TSR targets (2)
15,895	$34.60	Restricted stock	(3)
307,955
(1)	Vesting is based on achieving certain total shareholder return (“TSR”) targets in 3 years.

(2)	Vesting is based on achieving certain TSR targets relative to the TSR of a predefined peer group in 3 years.

(3)	The vesting date is the earlier of the one-year anniversary of the award date and the date of the next annual meeting of the stockholders of LTC following the award date.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the six months ended June 30, 2024. For additional information, refer to Item 7A as presented in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

LTC PROPERTIES, INC.
Registrant

Dated: July 29, 2024	By:	/s/ Caroline Chikhale
Caroline Chikhale
Executive Vice President, Chief Accounting Officer and Treasurer
(Principal Accounting Officer)