Form 10-Q
period 2024-09-30
LTC PROPERTIES INC
filed 2024-10-28
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Yes ☐ No ☑

The number of shares of common stock outstanding on October 22, 2024 was 45,260,754.

LTC PROPERTIES, INC.

FORM 10-Q

September 30, 2024

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share)

	September 30, 2024	December 31, 2023
	(unaudited)	(audited)
ASSETS
Investments:
Land	$118,382	$121,725
Buildings and improvements	1,217,954	1,235,600
Accumulated depreciation and amortization	(398,080)	(387,751)
Operating real estate property, net	938,256	969,574
Properties held-for-sale, net of accumulated depreciation: 2024—$1,794; 2023—$3,616	4,058	18,391
Real property investments, net	942,314	987,965
Financing receivables, net of credit loss reserve: 2024—$3,615; 2023—$1,980	357,889	196,032
Mortgage loans receivable, net of credit loss reserve: 2024—$3,638; 2023—$4,814	360,776	477,266
Real estate investments, net	1,660,979	1,661,263
Notes receivable, net of credit loss reserve: 2024—$482; 2023—$611	47,691	60,490
Investments in unconsolidated joint ventures	30,602	19,340
Investments, net	1,739,272	1,741,093

Other assets:
Cash and cash equivalents	35,040	20,286
Debt issue costs related to revolving line of credit	1,548	1,557
Interest receivable	58,421	53,960
Straight-line rent receivable	18,677	19,626
Lease incentives	3,584	2,607
Prepaid expenses and other assets	15,095	15,969
Total assets	$1,871,637	$1,855,098
LIABILITIES
Revolving line of credit	$240,150	$302,250
Term loans, net of debt issue costs: 2024—$229; 2023—$342	99,771	99,658
Senior unsecured notes, net of debt issue costs: 2024—$1,098; 2023—$1,251	445,402	489,409
Accrued interest	3,757	3,865
Accrued expenses and other liabilities	41,120	43,649
Total liabilities	830,200	938,831
EQUITY
Stockholders’ equity:
Common stock: $0.01 par value; 60,000 shares authorized; shares issued and outstanding: 2024—45,034; 2023—43,022	450	430
Capital in excess of par value	1,062,374	991,656
Cumulative net income	1,707,352	1,634,395
Accumulated other comprehensive income	3,639	6,110
Cumulative distributions	(1,825,996)	(1,751,312)
Total LTC Properties, Inc. stockholders’ equity	947,819	881,279
Non-controlling interests	93,618	34,988
Total equity	1,041,437	916,267
Total liabilities and equity	$1,871,637	$1,855,098

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
Rental income	$32,258	$31,589	$97,464	$94,861
Interest income from financing receivables	7,001	3,832	14,661	11,413
Interest income from mortgage loans	10,733	12,247	35,842	35,417
Interest and other income	5,791	1,635	9,298	5,358
Total revenues	55,783	49,303	157,265	147,049
Expenses:
Interest expense	10,023	12,674	31,971	34,595
Depreciation and amortization	9,054	9,499	27,173	28,085
Impairment loss	—	—	—	12,510
Provision for credit losses	215	189	942	2,107
Transaction costs	33	329	679	537
Property tax expense	3,186	3,271	9,816	9,751
General and administrative expenses	6,765	5,959	20,016	18,344
Total expenses	29,276	31,921	90,597	105,929
Other operating income:
Gain on sale of real estate, net	3,663	4,870	6,882	20,545
Operating income	30,170	22,252	73,550	61,665
Income from unconsolidated joint ventures	692	375	1,739	1,127
Net income	30,862	22,627	75,289	62,792
Income allocated to non-controlling interests	(1,496)	(430)	(2,332)	(1,287)
Net income attributable to LTC Properties, Inc.	29,366	22,197	72,957	61,505
Income allocated to participating securities	(201)	(147)	(511)	(440)
Net income available to common stockholders	$29,165	$22,050	$72,446	$61,065

Earnings per common share:
Basic	$0.66	$0.54	$1.67	$1.48
Diluted	$0.66	$0.54	$1.65	$1.48

Weighted average shares used to calculate earnings per common share:
Basic	43,868	41,153	43,313	41,127
Diluted	44,394	41,211	43,839	41,185

Dividends declared and paid per common share	$0.57	$0.57	$1.71	$1.71

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$30,862	$22,627	$75,289	$62,792
Unrealized gain on cash flow hedges before reclassification	(1,289)	1,034	655	2,629
Gains reclassified from accumulated other comprehensive income to interest expense	(1,037)	(1,006)	(3,126)	(2,752)
Comprehensive income	28,536	22,655	72,818	62,669
Less: Comprehensive income allocated to non-controlling interests	(1,496)	(430)	(2,332)	(1,287)
Comprehensive income attributable to LTC Properties, Inc.	$27,040	$22,225	$70,486	$61,382

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(amounts in thousands)

			Capital in	Cumulative			Total	Non-
	Common Stock		Excess of	Net	Accumulated	Cumulative	Stockholder's	Controlling	Total
	Shares	Amount	Par Value	Income	OCI	Distributions	Equity	Interests	Equity
Balance—December 31, 2022	41,262	$412	$931,124	$1,544,660	$8,719	$(1,656,548)	$828,367	$21,940	$850,307
Issuance of common stock	48	—	1,697	—	—	—	1,697	—	1,697
Issuance of restricted stock	128	1	(1)	—	—	—	—	—	—
Common Stock cash distributions ($0.57 per share)	—	—	—	—	—	(23,563)	(23,563)	—	(23,563)
Stock-based compensation expense	—	—	2,088	—	—	—	2,088	—	2,088
Net income	—	—	—	33,134	—	—	33,134	427	33,561
Cash paid for taxes in lieu of common shares	(41)	—	(1,538)	—	—	—	(1,538)	—	(1,538)
Non-controlling interest contributions	—	—	—	—	—	—	—	3,831	3,831
Non-controlling interest distributions	—	—	—	—	—	—	—	(406)	(406)
Fair market valuation adjustment for interest rate swap	—	—	—	—	(1,362)	—	(1,362)	—	(1,362)
Other	(1)	—	—	—	—	—	—	—	—
Balance—March 31, 2023	41,396	$413	$933,370	$1,577,794	$7,357	$(1,680,111)	$838,823	$25,792	$864,615
Issuance of restricted stock	15	—	—	—	—	—	—	—	—
Common Stock cash distributions ($0.57 per share)	—	—	—	—	—	(23,599)	(23,599)	—	(23,599)
Stock-based compensation expense	—	—	2,138	—	—	—	2,138	—	2,138
Net income	—	—	—	6,174	—	—	6,174	430	6,604
Cash paid for taxes in lieu of common shares	(2)	—	(81)	—	—	—	(81)	—	(81)
Non-controlling interest contributions	—	—	—	—	—	—	—	9,133	9,133
Non-controlling interest distributions	—	—	—	—	—	—	—	(406)	(406)
Fair market valuation adjustment for interest rate swap	—	—	—	—	1,211	—	1,211	—	1,211
Balance—June 30, 2023	41,409	$413	$935,427	$1,583,968	$8,568	$(1,703,710)	$824,666	$34,949	$859,615
Issuance of common stock	—	—	—	—	—	—	—	—	—
Issuance of restricted stock	3	—	—	—	—	—	—	—	—
Common Stock cash distributions ($0.57 per share)	—	—	—	—	—	(23,605)	(23,605)	—	(23,605)
Stock-based compensation expense	—	—	2,123	—	—	—	2,123	—	2,123
Net income	—	—	—	22,197	—	—	22,197	430	22,627
Non-controlling interest distributions	—	—	—	—	—	—	—	(405)	(405)
Fair market valuation adjustment for interest rate swap	—	—	—	—	28	—	28	—	28
Balance—September 30, 2023	41,412	$413	$937,550	$1,606,165	$8,596	$(1,727,315)	$825,409	$34,974	$860,383

Balance—December 31, 2023	43,022	$430	$991,656	$1,634,395	$6,110	$(1,751,312)	$881,279	$34,988	$916,267
Issuance of common stock	139	1	4,336	—	—	—	4,337	—	4,337
Issuance of restricted stock	160	2	(2)	—	—	—	—	—	—
Common Stock cash distributions ($0.57 per share)	—	—	—	—	—	(24,616)	(24,616)	—	(24,616)
Stock-based compensation expense	—	—	2,202	—	—	—	2,202	—	2,202
Net income	—	—	—	24,230	—	—	24,230	459	24,689
Fair market valuation adjustment for interest rate swap	—	—	—	—	378	—	378	—	378
Cash paid for taxes in lieu of common shares	(50)	—	(1,532)	—	—	—	(1,532)	—	(1,532)
Non-controlling interest contributions	—	—	—	—	—	—	—	50	50
Non-controlling interest distributions	—	—	—	—	—	—	—	(2,904)	(2,904)
Other	—	—	(29)	—	—	—	(29)	—	(29)
Balance—March 31, 2024	43,271	$433	$996,631	$1,658,625	$6,488	$(1,775,928)	$886,249	$32,593	$918,842
Issuance of common stock	204	2	6,519	—	—	—	6,521	—	6,521
Issuance of restricted stock	16	—	—	—	—	—	—	—	—
Common Stock cash distributions ($0.57 per share)	—	—	—	—	—	(24,787)	(24,787)	—	(24,787)
Stock-based compensation expense	—	—	2,320	—	—	—	2,320	—	2,320
Net income	—	—	—	19,361	—	—	19,361	377	19,738
Fair market valuation adjustment for interest rate swap	—	—	—	—	(523)	—	(523)	—	(523)
Cash paid for taxes in lieu of common shares	—	—	—	—	—	—	—	—	—
Non-controlling interest contributions	—	—	—	—	—	—	—	61,025	61,025
Non-controlling interest distributions	—	—	—	—	—	—	—	(377)	(377)
Other	—	—	(2)	—	—	—	(2)	—	(2)
Balance—June 30, 2024	43,491	$435	$1,005,468	$1,677,986	$5,965	$(1,800,715)	$889,139	$93,618	$982,757
Issuance of common stock	1,543	15	54,637	—	—	—	54,652	—	54,652
Common Stock cash distributions ($0.57 per share)	—	—	—	—	—	(25,281)	(25,281)	—	(25,281)
Stock-based compensation expense	—	—	2,269	—	—	—	2,269	—	2,269
Net income	—	—	—	29,366	—	—	29,366	1,496	30,862
Fair market valuation adjustment for interest rate swap	—	—	—	—	(2,326)	—	(2,326)	—	(2,326)
Non-controlling interest distributions	—	—	—	—	—	—	—	(1,496)	(1,496)
Balance—September 30, 2024	45,034	$450	$1,062,374	$1,707,352	$3,639	$(1,825,996)	$947,819	$93,618	$1,041,437

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES:
Net income	$75,289	$62,792
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,173	28,085
Stock-based compensation expense	6,791	6,349
Impairment loss	—	12,510
Gain on sale of real estate, net	(6,882)	(20,545)
Income from unconsolidated joint ventures	(1,739)	(1,127)
Income distributions from unconsolidated joint ventures	839	—
Straight-line rental adjustment	561	1,635
Exchange of prepayment fee for participating interest in mortgage loan	—	(1,380)
Adjustment for collectability of lease incentives and rental income	321	26
Amortization of lease incentives	626	584
Provision for credit losses	942	2,107
Application of interest reserve	(233)	(1,788)
Amortization of debt issue costs	791	900
Other non-cash items, net	71	71
Change in operating assets and liabilities
Lease incentives funded	(1,794)	(1,023)
Increase in interest receivable	(7,124)	(8,605)
Decrease in accrued interest payable	(108)	(1,341)
Net change in other assets and liabilities	(3,645)	(318)
Net cash provided by operating activities	91,879	78,932
INVESTING ACTIVITIES:
Investment in real estate properties	(319)	(43,759)
Investment in real estate capital improvements	(9,908)	(5,053)
Proceeds from sale of real estate, net	33,641	51,410
Investment in financing receivables	(97)	(112,712)
Investment in real estate mortgage loans receivable	(19,078)	(72,260)
Principal payments received on mortgage loans receivable	34,474	301
Investments in unconsolidated joint ventures	(11,262)	—
Advances and originations under notes receivable	(340)	(19,258)
Principal payments received on notes receivable	13,268	7,077
Net cash provided by (used in) investing activities	40,379	(194,254)
FINANCING ACTIVITIES:
Borrowings from revolving line of credit	19,200	274,450
Repayment of revolving line of credit	(81,300)	(42,200)
Principal payments on senior unsecured notes	(44,160)	(44,160)
Proceeds from common stock issued	65,629	1,777
Distributions paid to stockholders	(74,684)	(70,767)
Distributions paid to non-controlling interests	(109)	(1,217)
Financing costs paid	(516)	(19)
Cash paid for taxes in lieu of shares upon vesting of restricted stock	(1,533)	(1,619)
Other	(31)	—
Net cash (used in) provided by financing activities	(117,504)	116,245
Increase in cash and cash equivalents	14,754	923
Cash and cash equivalents, beginning of period	20,286	10,379
Cash and cash equivalents, end of period	$35,040	$11,302
Supplemental disclosure of cash flow information:
Interest paid	$31,288	$35,036
Non-cash investing and financing transactions:
Contribution from non-controlling interest	$61,025	$12,965
Investment in financing receivables	$(163,460)	$—
Exchange of mezzanine loan and related prepayment fee for participating interest in mortgage loan	$—	$(8,841)
Exchange of mortgage loans for controlling interests in joint ventures accounted for as financing receivables	$102,435	$—
Reserves withheld at financing and mortgage loan receivable origination	$—	$(5,147)
Accretion of interest reserve recorded as mortgage loan receivable	$233	$1,788
Decrease in fair value of interest rate swap agreements	$(2,471)	$(123)
Distributions paid to non-controlling interests	$2,313	$—
Distributions paid to non-controlling interests related to property sale	$2,305	$—
Mortgage loan receivable reserve withheld at origination	$—	$1,506

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

We have prepared consolidated financial statements included herein without audit and in the opinion of management have included all adjustments necessary for a fair presentation of the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to rules and regulations governing the presentation of interim financial statements. The accompanying consolidated financial statements include the accounts of our company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2024 and 2023 are not necessarily indicative of the results for a full year.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table summarizes our investments in owned properties at September 30, 2024 (dollar amounts in thousands):

						Average
		Percentage	Number	Number of		Investment
	Gross	of	of	SNF	ALF	per
Type of Property	Investment	Investment	Properties (1)	Beds	Units	Bed/Unit
Assisted Living	$732,120	54.5%	73	—	4,341	$168.65
Skilled Nursing	598,063	44.6%	50	6,113	236	$94.20
Other (2)	12,005	0.9%	1	118	—	—
Total	$1,342,188	100.0%	124	6,231	4,577
(1)	We own properties in 23 states that are leased to 23 different operators.

(2)	Includes three parcels of land held-for-use, and one behavioral health care hospital.

Many of our existing leases contain renewal options that, if exercised, could result in the amount of rent payable upon renewal being greater or less than that currently being paid.

During 2023, Brookdale Senior Living Communities, Inc. (“Brookdale”) elected not to exercise its renewal option under a master lease that matured on December 31, 2023. The 35-property assisted living portfolio was apportioned as follows (dollar amounts in thousands):

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the three months ended March 31, 2024, a master lease covering 11 skilled nursing centers, that was scheduled to mature in January 2024, was renewed for seven months extending the maturity to August 2024. The centers have a total of 1,444 beds and are located in Texas. During the three months ended June 30, 2024, this master lease was amended to extend the lease term to December 31, 2028, with two five-year renewal options. The annual rent increased from $8,000,000 to $9,000,000 for 2024. Rent will increase to $9,500,000 for 2025, and $10,000,000 for 2026, escalating 3.3% annually thereafter. As a condition of the amended master lease, the operator paid $11,986,000 during 2024, towards its $13,531,000 working capital note. The remaining $1,545,000 balance of the working capital note is interest-free and will be repaid in installments through 2028.

Additionally, during 2024, another operator exercised its renewal option under its master lease for five years, from March 2025 through February 2030. Annual cash rent for 2024 is $8,004,000 escalating 2.5% annually. The master lease covers 666 beds across four skilled nursing centers, three in Texas and one in Wisconsin, and a behavioral health care hospital in Nevada.

We monitor the collectability of our receivable balances, including deferred rent receivable balances, on an ongoing basis. We write-off uncollectible operator receivable balances, including straight- line rent receivable and lease incentives balances, as a reduction to rental income in the period such balances are no longer probable of being collected. Therefore, recognition of rental income is limited to the lesser of the amount of cash collected or rental income reflected on a “straight-line” basis for those customer receivable balances deemed uncollectible. During the three months ended September 30, 2024 and 2023, we had no uncollectible lease incentives or straight-line rent receivables to write-off. During the nine months ended September 30, 2024 and 2023, we wrote-off uncollectible straight-line rent receivable and lease incentive balances of $321,000 and $26,000, respectively.

We continue to take into account the current financial condition of our operators, in our estimation of uncollectible accounts at September 30, 2024. We are closely monitoring the collectability of such rents and will adjust future estimations as appropriate as further information becomes known.

The following table summarizes components of our rental income for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
Rental Income	2024		2023		2024		2023
Contractual cash rental income	$29,215		$29,065		$89,142	(1)	$87,204	(1)
Variable cash rental income	3,194		3,442		9,830		9,902
Straight-line rent	37	(2)	(747)	(2)	(561)	(2)	(1,635)	(2)
Adjustment of lease incentives and rental income	—		—		(321)	(3)	(26)	(4)
Amortization of lease incentives	(188)		(171)		(626)		(584)
Total	$32,258		$31,589		$97,464		$94,861
(1)	Increased primarily due to $2,377 repayment of rent credit in connection with the sale of our interest in a consolidated joint venture (“JV), rental income from 2023 acquisitions and annual rent escalations and contractual rent increases, partially offset by property sales and transitioned portfolios.

(2)	Straight-line rent income increased due to lease extensions and more leases accounted for on a straight-line basis.

(3)	Represents a straight-line rent receivable write-off related to a lease converting to periodic fair market rent resets.

(4)	Represents lease incentive balance write-offs related to lease terminations.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Some of our lease agreements provide purchase options allowing the lessees to purchase the properties they currently lease from us. The following table summarizes information about purchase options included in our lease agreements (dollar amounts in thousands):

	Type	Number
	of	of	Gross	Net Book	Option
State	Property	Properties	Investments (1)	Value	Window
California	ALF/MC	2	$38,895	$32,072	2020-2029
Colorado/Kansas/Ohio/Texas	ALF/MC	17	63,576	29,928	2029	(2)
Florida	SNF	3	76,625	76,625	2025-2027
Georgia/South Carolina	ALF/MC	2	31,904	24,721	2027
North Carolina	ALF/MC	11	121,419	121,419	2025-2028	(3)
North Carolina	ALF	5	14,654	6,876	2029	(4)
North Carolina	ALF	4	41,000	41,000	2024-2028	(5)
North Carolina/ South Carolina	ALF/MC	13	122,460	122,460	2024-2028	(6)
Ohio	MC	1	16,161	13,158	2024-2025
Ohio	ILF/ALF/MC	1	54,782	51,877	2025-2027
Oklahoma	ALF/MC	5	11,221	4,170	2027-2029	(7)
Tennessee	SNF	2	5,275	2,157	2023-2024
Texas	SNF	4	52,726	49,332	2027-2029	(8)
Texas	MC	1	12,743	9,440	2026-2028	(9)
Total			$663,441	$585,235
(1)	Gross investments include previously recorded impairment losses, if any.

(2)	During 2023, we re-leased 17 ALFs with a total of 738 units to Brookdale under a new six-year master lease. The new master lease commenced in January 2024 and includes a purchase option that can be exercised in 2029. See above for more information.

(3)	During 2023, we entered into a JV that purchased 11 ALFs and MCs with a total of 523 units and leased the communities under a 10-year master lease. The master lease provides the operator with the option to buy up to 50% of the properties at the beginning of the third lease year, and the remaining properties at the beginning of the fourth lease year through the end of the sixth lease year, with an exit Internal Rate of Return (“IRR”) of 9.0% on any portion of the properties being purchased. For more information regarding this transaction see Financing Receivables below.

(4)	During 2023, we transferred five ALFs with a total of 210 units from Brookdale to an operator new to us. The new master lease commenced in January 2024 and includes a purchase option that can be exercised in 2029. See above for more information.

(5)	During 2024, we entered into a joint venture agreement with ALG Senior Living (“ALG”) and obtained a 92.7% controlling interest in the $41,000 newly formed JV that owns four ALFs in North Carolina with a total of 217 units. The JV leased the communities back to an affiliate of the seller under a 10-year master lease agreement. The master lease includes a purchase option that can be exercised through 2028, with an exit IRR of 8.0%. For more information regarding this transaction see Financing Receivables below.

(6)	During 2024, we entered into a joint venture agreement with ALG and obtained a 52.6% controlling interest in the $122,460 newly formed JV that owns 13 ALFs and MCs in North Carolina (12) and South Carolina (1) with a total of 523 units. The JV leased the communities back to an affiliate of the seller under a 10-year master lease agreement. The master lease includes a purchase option that can be exercised through 2028, with an exit IRR of 8.0%. For more information regarding this transaction see Financing Receivables below.

(7)	During 2023, we transferred five ALFs in Oklahoma with a total of 184 units from Brookdale to an existing operator. The new master lease commenced in November 2023 and includes a purchase option that can be exercised starting in November 2027 through October 2029 if the lessee exercises its four-year extension option. See above for more information.

(8)	During 2022, we purchased four skilled nursing centers and leased these properties under a 10-year lease with an existing operator. The lease allows the operator to elect either an earn-out payment or purchase option. If neither option is elected within the timeframe defined in the lease, both elections are terminated. For more information regarding the earn-out see Note 9. Commitments and Contingencies.

(9)	During 2024, we transferred this community to an operator new to us. The new master lease commenced in April 2024 and includes a purchase option that can be exercised in May 2026 through April 2028, if the lessee exercises its one-year extension option.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Impairment Loss. During the three and nine months ended September 30, 2024, we did not record an impairment loss. During the first and second quarter of 2023, in conjunction with ongoing negotiations and planned sale of two assisted living communities located in Florida and one assisted living community located in Mississippi, we performed recoverability analysis on the carrying value of these communities and concluded that their carrying values may not be recoverable through future undiscounted cash flows. Accordingly, during the three and nine months ended September 30, 2023, we recorded impairment loss of $0 and $12,510,000, respectively. The following table summarizes information regarding impairment losses recorded during the nine months ended September 30, 2024 and 2023 (dollar amounts in thousands):

		Type	Number	Number
		of	of	of	Impairment
Year	State	Properties	Properties	Beds/Units	Loss
2024	n/a	n/a	—	—	$—

2023	Florida	ALF	1	70	$434	(1)
	Florida	ALF	1	60	7,522
	Mississippi	ALF	1	67	4,554	(2)
			3	197	$12,510
(1)	In conjunction with the ongoing negotiations to sell this community, we recorded a $434 impairment loss during the three months ended March 31, 2023, and a $1,222 impairment loss during the fourth quarter of 2022. This community was sold during the second quarter of 2023 for $4,850 and we recorded a net gain on sale of real estate of $64 as a result of this transaction.

(2)	This community was sold during the fourth quarter of 2023 for $1,650 and we recorded a net loss on sale of real estate of $219 as a result of this transaction.

Properties Held -for-Sale. The following summarizes our held-for-sale properties as of September 30, 2024 and December 31, 2023 (dollar amounts in thousands):

		Type		Number	Number
		of		of	of		Gross	Accumulated
	State	Property		Properties	Beds/units		Investment	Depreciation
At September 30, 2024	CO	ALF	(1)	1	—	(1)	$5,852	$(1,794)
At December 31, 2023	WI	ALF	(2)	1	110		$22,007	$(3,616)
(1)	Subsequent to September 30, 2024, this closed property was sold for $5,250.

(2)	This community was sold during the three months ended March 31, 2024.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Acquisitions. The following table summarizes our acquisitions for the nine months ended September 30, 2024 and 2023 (dollar amounts in thousands):

		Cash		Non-				Number	Number
		Paid at	Assumed	Controlling	Transaction	Assets		of	of
Year	Type of Property	Acquisition	Liabilities	Interest	Costs	Acquired		Properties	Beds/Units
2024	OTH (1)	$300	$—	$—	$19	$319		—	—
2023	ALF (2)	43,759	9,767	9,133	363	63,022	(3)	1	242
(1)	We acquired a parcel of land in Kansas adjacent to an existing community operated by Brookdale. Rent was increased by 8.0% of our total cost of the investment.

(2)	We entered into a $54,134 JV and contributed $45,000 into the JV that purchased an ILF/ALF/MC in Ohio. Under the JV agreement, the seller, our JV partner, has the option to purchase the campus between the third and fourth lease years for LTC’s allocation of the JV investment plus an IRR of 9.75%. The campus was leased to Encore Senior Living (“Encore”) under a 10-year term with an initial yield of 8.25% on LTC’s allocation of the JV investment. LTC committed to fund $2,100 of lease incentives under the Encore lease.

(3)	Includes $8,585 tax abatement intangible included in the Prepaid expenses and other assets line item in our Consolidated Balance Sheets.

Intangible Assets. We make estimates as part of our allocation of the purchase price of acquisitions to various components of acquisition based upon the fair value of each component. In determining fair value, we use current appraisals or other third-party opinions of value. The most significant components of our allocations are typically the allocation of fair value to land and buildings, and for certain of our acquisitions, in-place leases and other intangible assets. In the case of the value of in-place leases, we make the best estimates based on the evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during the hypothetical expected lease-up periods, market conditions and costs to execute similar leases. The following is a summary of the carrying amount of intangible assets as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024					December 31, 2023
			Accumulated					Accumulated
Assets	Cost		Amortization		Net	Cost		Amortization		Net
In-place leases	$11,155	(1)	$(6,650)	(2)	$4,505	$11,348	(1)	$(6,109)	(2)	$5,239
Tax abatement intangible	$8,309	(3)	$(924)	(3)	$7,385	$8,309	(3)	$(405)	(3)	$7,904
(1)	Included in the Buildings and improvements line item in our Consolidated Balance Sheets.

(2)	Included in the Accumulated depreciation and amortization line item in our Consolidated Balance Sheets.

(3)	Included in the Prepaid expenses and other assets line item in our Consolidated Balance Sheets.

Improvements. During the nine months ended September 30, 2024 and 2023, we invested in the following capital improvement projects (in thousands):

	Nine Months Ended September 30,
Type of Property	2024	2023
Assisted Living Communities	$8,663	$2,418
Skilled Nursing Centers	1,245	2,548
Other	—	87
Total	$9,908	$5,053

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Properties Sold. During the three and nine months ended September 30, 2024, we recorded a net gain on sale of real estate of $3,663,000 and $6,882,000, respectively. During the three and nine months ended September 30, 2023, we recorded a net gain on sale of real estate of $4,870,000 and $20,545,000, respectively. The following table summarizes property sales during the nine months ended September 30, 2024 and 2023 (dollar amounts in thousands):

		Type	Number	Number
		of	of	of	Sales		Carrying	Net
Year	State	Properties	Properties	Beds/Units	Price		Value	(Loss) Gain (1)
2024	Florida	ALF	1	60	$4,500		$4,579	$(289)
	Texas	ALF	5	208	1,600		1,282	(390)
	Texas	ALF	2	—	500		389	—
	Texas	ALF	1	80	7,959	(2)	4,314	3,635
	Wisconsin	ALF	1	110	20,193	(3)	16,195	3,986
	n/a	n/a	—	—	—		—	(60)	(4)
Total (5)			10	458	$34,752		$26,759	$6,882

2023	Florida	ALF	1	70	$4,850		$4,082	$65
	Kentucky	ALF	1	60	11,000		10,720	57
	New Jersey	ALF	1	39	2,000		1,552	266
	New Mexico	SNF	2	235	21,250		5,523	15,287
	Nebraska	ALF	3	117	2,984		2,934	—
	Pennsylvania	ALF	2	130	11,128		6,054	4,870
Total			10	651	$53,212		$30,865	$20,545

(

(1)	Calculation of net gain includes cost of sales and write-off of straight-line receivable and lease incentives, when applicable.

(2)	Additionally, as part of the negotiated sale, we received an additional $441 representing rental income through lease maturity in January 2025.

(3)	Represents the price to sell our portion of interest in a JV, net of the JV partner’s $2,305 contributions in the joint venture.

(4)	We recognized additional loss due to additional incurred costs related to properties sold during 2023.

(5)	Subsequent to September 30, 2024, we sold a closed ALF located in Colorado for $5,250. At September 30, 2024, the community was classified as held-for-sale and had a gross book value of $5,852 and a net book value of $4,058.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following tables provide information regarding our investments in financing receivables (dollar amounts in thousands):

							Type	Number	Number	Investment
Interest		Investment			Gross	LTC	of	of	of	per
Rate		Year	Maturity	State	Investments	Investment	Properties	Properties	Beds/Units	Bed/Unit
7.25%	(1)	2022	2032	FL	$76,626	$62,301	SNF	3	299	$256.27
7.25%	(2)	2023	2033	NC	121,419	117,588	ALF/MC	11	523	$232.16
7.25%	(3)	2024	2034	NC/SC	122,460	64,450	ALF/MC	13	523	$234.15
7.25%	(4)	2024	2034	NC	41,000	37,985	ALF	4	217	$188.94
					$361,505	$282,324		31	1,562
(1)	During 2022, we entered into a JV with an operator new to us. The JV purchased three SNFs and leased the centers back to an affiliate of the seller under a 10-year master lease, with two five-year renewal options and provided the seller-lessee with a purchase option, exercisable at the beginning of the fourth year through the end of the fifth year.

(2)	During 2023, we entered into a JV with ALG. The JV purchased 11 ALFs and MCs and leased these communities back to an affiliate of the seller under a 10-year master lease, with two five-year renewal options. The contractual initial cash yield of 7.25% increases to 7.5% in year three then escalates thereafter based on Consumer Price Index(“CPI”) subject to a floor of 2.0% and a ceiling of 4.0%. The JV provided the seller-lessee with a purchase option to buy up to 50% of the properties at the beginning of the third lease year and the remaining properties at the beginning of the fourth lease year through the end of the sixth lease year, with an exit IRR of 9.0%. During 2024, we deferred a total of $2,240 consolidated JV interest income from financing receivables for May through September 2024 and agreed to defer up to approximately $258 per month for October through December 2024 consolidated JV interest income from financing receivables.

(3)	During the second quarter of 2024, we funded an additional $5,546 under a mortgage loan receivable due from an ALG affiliate secured by 13 ALFs and MCs located in North Carolina (12) and South Carolina (1). We then entered into a newly formed $122,460 JV with ALG, whereby we exchanged our $64,450 mortgage loan receivable for a 53% controlling interest in the JV. Concurrently, ALG contributed these properties to the joint venture for a 47% non-controlling interest. The JV leased the properties to an ALG affiliate under a 10-year master lease, with two five-year renewal options and provided the seller-lessee with a purchase option exercisable through 2028, with an exit IRR of 8.0%.

(4)	During the second quarter of 2024, we funded an additional $2,766 under a mortgage loan receivable due from an ALG affiliate secured by four ALFs located in North Carolina. We then entered into a newly formed $41,000 JV with ALG, whereby we exchanged $37,985 mortgage loan receivables for a 93% controlling interest in the JV. Concurrently, ALG contributed these properties and a parcel of land to the joint venture for a 7% non-controlling interest. The JV leased the properties to an ALG affiliate under a 10-year master lease, with two five-year renewal options and provided the seller-lessee with a purchase option exercisable through 2028, with an exit IRR of 8.0%.

The following table summarizes our financing receivables activities for the nine months ended September 30, 2024 and 2023 (dollar amounts in thousands):

	Nine Months Ended September 30,
	2024		2023
Investment and funding under financing receivables	$163,557	(1)	$121,332	(2)
Amortization of capital costs	(65)		(65)
Provision for loan loss reserve	(1,635)	(1)	(1,213)	(2)
	$161,857		$120,054
(1)	During 2024, we entered into two joint venture agreements with affiliates of ALG. We recorded an aggregate Provision for Credit losses of $1,635 equal to 1.0% of the investment balance. See above for more information.

(2)	During 2023, we entered into a joint venture agreement with an affiliate of ALG. We recorded Provision for credit losses of $1,213 equal to 1.0% of the investment balance. See above for more information.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Mortgage Loans. During 2024, we committed to fund a $26,120,000 mortgage loan for the construction of a 116-unit independent living, assisted living and memory care community in Illinois. The borrower contributed $12,300,000 of equity which will initially fund the construction. The loan term is approximately six years at a current rate of 9.0% and an IRR of 9.5%. The following table sets forth information regarding our investments in mortgage loans secured by first mortgages at September 30, 2024 (dollar amounts in thousands):

					Type	Percentage	Number of					Investment
			Gross		of	of				SNF	ALF	per
Interest Rate	Maturity	State	Investment		Property	Investment	Loans (1)	Properties (2)		Beds	Units	Bed/Unit
7.5%	2024	GA	$51,111	(3)	ALF	14.0%	1	1		—	203	$251.78
8.8%	2025	FL	4,000		ALF	1.1%	1	2		—	92	$43.48
7.8%	2025	FL	16,706		ALF	4.7%	1	1		—	112	$149.16
7.3%	2025	NC	10,750		ALF	2.9%	1	1		—	45	$238.89
8.8% (4)	2026	MI	9,999		UDP	2.7%	1	—	(4)	—	—	$ n/a
8.8%	2028	IL	16,500		SNF	4.5%	1	1		150	—	$110.00
10.8% (5)	2043	MI	180,973		SNF	49.7%	1	14		1,749	—	$103.47
9.9% (5)	2045	MI	39,850		SNF	10.9%	1	4		480	—	$83.02
10.3% (5)	2045	MI	19,700		SNF	5.4%	1	2		201	—	$98.01
10.5% (5)	2045	MI	14,825		SNF	4.1%	1	1		146	—	$101.54
Total			$364,414			100.0%	10	27		2,726	452	$114.67
(1)	Some loans contain certain guarantees and provide for certain facility fees.

(2)	Our mortgage loans are secured by properties located in five states with seven borrowers.

(3)	Subsequent to September 30, 2024, we received the payoff of this mortgage loan receivable.

(4)	During the third quarter of 2023, we committed to fund a $19,500 mortgage loan for the construction of an 85-unit ALF and MC in Michigan. The borrower contributed $12,100 of equity, which initially funded the construction. In 2024, once all of the borrower’s equity was drawn, we began funding the commitment. Our remaining commitment is $9,500. The 8.75% interest-only loan matures in September 2026 and includes two, one-year extensions, each of which is contingent on certain coverage thresholds.

(5)	Mortgage loans provide for 2.25% annual increases in the interest rate.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table summarizes our mortgage loan activity for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024		2023
Originations and funding under mortgage loans receivable	$19,078	(1)	$83,383	(5)
Exchange of mortgage loans for controlling interests in joint ventures accounted for as financing receivables	(102,435)	(3)	—
Pay-offs received	(34,094)	(2)	—
Application of interest reserve	169		1,609
Scheduled principal payments received	(380)		(301)
Mortgage loan premium amortization	(4)		(5)
Recovery (provision) for loan loss reserve	1,176		(847)
Net (decrease) increase in mortgage loans receivable	$(116,490)	(4)	$83,839
(1)	The following funding occurred:

(a)	$9,999 under a $19,500 mortgage loan commitment for the construction of an 85-unit ALF and MC in Michigan. The borrower contributed $12,100 of equity upon origination in July 2023, which was used to initially fund the construction. Our remaining commitment is $9,500. The interest-only loan term is approximately three years at a rate of 8.75%, and includes two, one-year extensions, each of which is contingent on certain coverage thresholds;

(b)	$5,546 of additional funding under a mortgage loan receivable agreement with an ALG affiliate secured by 13 ALFs and MCs in North Carolina (12) and South Carolina (1). During the three months ended June 30, 2024, we exchanged this $64,450 mortgage loan receivable for a controlling interest in a JV investment with an ALG affiliate. See Financing Receivables above for more information;

(c)	$2,766 of additional funding under a mortgage loan receivable agreement with an ALG affiliate secured by four ALFs in North Carolina. During the three months ended June 30, 2024, we exchanged this $37,985 mortgage loan receivable for a controlling interest in a JV investment with an ALG affiliate. See Financing Receivables above for more information; and

(d)	$767 of additional funding under various loans.

(2)	We received the payoff of a $29,347 mortgage loan secured by a 189-bed SNF in Louisiana and a $2,013 mortgage loan secured by a parcel of land in Missouri. Additionally, we received a partial principal paydown of $2,734 related to the sale of a SNF securing the mortgage loan previously secured by 15-SNFs in Michigan.

(3)	The following occurred:

(a)	$64,450 mortgage loan receivable due from an ALG affiliate was exchanged for a controlling interest in a JV. See (1)(b) above for more information; and

(b)	$37,985 mortgage loan receivable due from an ALG affiliate was exchanged for a controlling interest in a JV. See (1)(c) above for more information.

(4)	Subsequent to September 30 2024, we received the payoff of a $51,111 mortgage loan receivable secured by a 203-unit ALF in Georgia.

(5)	The following funding and originations occurred:

(a)	$10,750 mortgage loan secured by a 45-unit MC located in North Carolina. The loan carries a two-year term with an interest-only rate of 7.25% and an IRR of 9.0%;

(b)	$51,111 mortgage loan investment secured by a 203-unit ILF, ALF and MC located in Georgia. We acquired a participating interest owned by existing lenders for $42,251 in addition to converting our $7,461 mezzanine loan in the property into a participating interest in the mortgage loan. The mortgage loan matures in October 2024 and our investment is at an initial rate of 7.5% with an IRR of 7.75%. We recorded $1,380 of additional interest income in connection with the effective prepayment of the mezzanine loan in the first quarter of 2023. Subsequent to September 30, 2024, the $51,111 mortgage loan was paid off. See (4) above;

(c)	$16,500 senior loan for the purchase of a 150-bed Medicare focused SNF in Illinois. The mortgage loan matures in June 2028 and our investment is at an interest rate of 8.75%; and

(d)	$5,022 of additional funding under other mortgage loans receivable.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

3.	Investment in Unconsolidated Joint Ventures

We have preferred equity investments in two joint ventures and an acquisition, development and construction (“ADC”) loan . We determined that each of these JVs meet the accounting criteria to be considered a variable interest entity (“VIE”). We are not the primary beneficiary of the JVs as we do not have both: 1) the power to direct the activities that most significantly affect the JVs’ economic performance, and 2) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. However, we do have significant influence over the JVs. Therefore, we have accounted for the JVs using the equity method of accounting. The following table provides information regarding these preferred equity investments (dollar amounts in thousands):

	Type	Type		Total	Contractual	Number
	of	of		Preferred	Cash	of	Carrying
State	Properties	Investment		Return	Portion	Beds/ Units	Value
Texas	SNF/ALF	Senior Loan	(1)	9.2%	9.2%	104	$11,262	(1)
Washington	ALF/MC	Preferred Equity	(2)	12.0%	7.0%	95	6,340	(2)
Washington	ILF/ALF	Preferred Equity	(3)	14.0%	8.0%	267	13,000	(3)
Total						466	$30,602
(1)	We originated a $12,700 mortgage loan to a current operator secured by a SNF/ALF in Texas. The investment commitment amount includes $11,164, funded during the three months ended June 30, 2024, an interest reserve of $750 and a capital expenditure reserve of $786. In accordance with GAAP, this mortgage loan was determined to be an ADC loan and is accounted for as an unconsolidated JV. The campus has 104 beds (70 skilled nursing and 34 assisted living). The five-year mortgage loan is interest-only at a current rate of 9.15%.

(2)	Our investment represents 15.5% of the total investment. The preferred equity investment earns an initial cash rate of 7% increasing to 9% in year four until the IRR is 8%. After achieving an 8% IRR, the cash rate drops to 8% with an IRR ranging between 12% to 14%, depending upon timing of redemption. We have the option to require the JV partner to purchase our preferred equity interest at any time between August 17, 2031 and December 31, 2036.

(3)	Our investment represents 11.6% of the estimated total investment. The preferred equity investment earns an initial cash rate of 8% with an IRR of 14%. The JV partner has the option to buy out our investment at any time after August 31, 2023 at the IRR rate. Also, we have the option to require the JV partner to purchase our preferred equity interest at any time between August 31, 2027 and prior to the end of the first renewal term of the lease.

The following table summarizes our capital contributions, income recognized, and cash interest received related to our investments in unconsolidated joint ventures during the nine months ended September 30, 2024 and 2023 (in thousands):

	Type
	of	Income	Cash Income	Non-cash
Year	Properties	Recognized	Earned	Income Accrued
2024	SNF/ALF	$589	$589	$—
	ALF/MC	359	359	—
	ILF/ALF (1)	791	—	791
Total		$1,739	$948	$791
		`
2023	ALF/MC	$337	$—	$337
	UDP (1)	790	—	790
Total		$1,127	$—	$1,127
(1)	The JV developed and owns a 267-unit ILF and ALF in Washington. The development project was completed during the fourth quarter of 2023.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

4.	Notes Receivable

Notes receivable consist of mezzanine loans and working capital loans. The following table summarizes our investments in notes receivable at September 30, 2024 (dollar amounts in thousands):

Interest			Type of	Gross			Type of
Rate	IRR	Maturity	Loan	Investment		# of loans	Property
8.3%	—	2025	Working capital	$50		1	ALF
9.0%	—	2026	Working capital	290		1	ALF
8.0%	11.0%	2027	Mezzanine	25,000		1	ALF
0.0%	—	2028	Working capital	1,545		1	SNF
8.8%	12.0%	2028	Mezzanine	17,000		1	ALF
6.5%	—	2030	Working capital	138		2	SNF
7.4%	—	2030	Working capital	500		1	ALF
7.4%	—	2030	Working capital	957		1	ALF
0.0%	—	2031	Working capital	2,693		1	ALF
				$48,173	(1)	10
(1)	Excludes the impact of credit loss reserve.

The following table is a summary of our notes receivable components as of September 30, 2024 and December 31, 2023 (in thousands):

	At September 30, 2024	At December 31, 2023
Mezzanine loans	$42,000	$42,000
Working capital loans	6,173	19,101
Notes receivable credit loss reserve	(482)	(611)
Total	$47,691	$60,490

The following table summarizes our notes receivable activity for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024		2023
Advances under notes receivable	$340		$19,258
Principal payments received under notes receivable	(13,268)	(1)	(14,537)	(2)
Recovery of credit losses	129		(48)
Net (decrease) increase in notes receivable	$(12,799)		$4,673
(1)	During 2024, we received $11,986 towards the paydown of a $13,531 working capital note. The remaining $1,545 balance of the working capital note is interest free and will be repaid in installments through 2028. Additionally, we received an aggregate $1,282 related to the payoff of two working capital notes.

(2)	During 2023, we received $4,545, which includes a prepayment fee and the exit IRR totaling $190 from a mezzanine loan prepayment. The mezzanine loan was on a 136-unit ILF in Oregon. Additionally, another $7,461 mezzanine loan was effectively prepaid through converting it as part of our $51,111 investment in a participating interest in an existing mortgage loan that is secured by a 203-unit ALF, ILF and MC located in Georgia. We recorded $1,380 of interest income in connection with the effective prepayment of the mezzanine loan. Subsequent to September 30, 2024, the $51,111 mortgage loan was paid off.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

5.	Lease Incentives

Our non-contingent lease incentive balances at September 30, 2024 and December 31, 2023 were $3,584,000 and $2,607,000, respectively. The following table summarizes our lease incentives activity for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024		2023
Lease incentives funded	$1,794		$1,023
Amortization of lease incentives	(626)		(584)
Adjustment for collectability of lease incentives	—		(26)	(2)
Other adjustments	(191)	(1)	(9)	(1)
Net increase in non-contingent lease incentives	$977		$404
(1)	Represents lease incentive balances written-off due to property sales.

(2)	Represents uncollectible lease incentive balances written-off.

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

We apply Accounting Standards Codification Topic 326, Financial Instruments-Credit Losses (“ASC 326”), which requires a forward-looking “expected loss” model, to estimate our loan losses. We determined our Financing receivables, Mortgage loans receivable and Notes receivable line items on our Consolidated Balance Sheets are within the scope of ASC 326.

Financing receivables. We obtained controlling interests in JVs that acquired properties through sale and leaseback transactions. The JVs concurrently leased the purchased properties to affiliates of sellers and provided the sellers-lessees with purchase options. We consolidated the JVs as Financing receivables on our Consolidated Balance Sheets. For more information regarding these transactions See Note 2. Financing receivables above. At September 30, 2024, we had investments in four JVs accounted for as financing receivables that owned 31 properties in three states. In addition to owning the properties through our controlling interests in the JVs, generally, these leases provide one or more of the following: security deposits, property tax impounds, repair and maintenance escrows and other credit enhancements such as corporate or personal guarantees or letters of credit.

Mortgage loans. As part of our strategy of making investments in properties used in the provision of long-term health care services, we provided mortgage loan financing on such properties. At September 30, 2024, we had ten mortgage loans secured by 27 properties in five states with seven borrowers. In addition to a lien on the mortgaged properties, the loans are generally secured by non-real estate assets of the properties and contain certain other security provisions in the form of letters of credit and/or security deposits.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Notes receivable. Our notes receivable consist of mezzanine loans and working capital notes. Security for these notes can include all or a portion of the following credit enhancements: secured second mortgage, pledge of equity interests and personal/corporate guarantees.

The following table summarizes our financial instruments within the scope of ASC 326 by year of origination (dollar amounts in thousands):

	Year of origination (1)						At September 30, 2024
Investment Type:	2024	2023	2022	2021	2020	Prior	Total	Credit loss reserve
Financing receivables	$163,460	$121,418	$76,626	$—	$—	$—	$361,504	$3,615

Mortgage loans receivable	$—	$92,360	$—	$16,706	$—	$255,348	$364,414	$3,638

Mezzanine loans	$—	$17,000	$25,000	$—	$—	$—	$42,000	$420
Working Capital loans	50	—	—	2,045	1,095	2,983	6,173	62
Total Notes Receivable	$50	$17,000	$25,000	$2,045	$1,095	$2,983	$48,173	$482
(1)	Excludes paid-off loans. Additional funding, if any, is included in the year of the origination of the initial loan.

We monitor the credit quality of our financial instruments through a variety of methods determined by the underlying collateral or other protective rights, operator’s payment history and other internal metrics. Our monitoring process includes periodic review of financial statements for each facility, scheduled property inspections and review of covenant compliance, industry conditions and current and future economic conditions. The future economic conditions are based on the economic data from the Federal Reserve and reasonable assumptions for the future economic trends.

In determining the “expected” credit loss reserves on these instruments, we utilize the probability of default and discounted cash flow methods. Further, we stress-test the results to reflect the impact of unknown adverse future events including recessions.

The expected credit losses related to our financial instruments that are within the scope of ASC 326 are as follows (in thousands):

	Balance	Recovery	due to	Balance
	at	due to	Originations/	at
Description	12/31/2023	payoffs	additional funding	9/30/2024
Credit Loss Reserve- Financing Receivables	$1,980	$—	$1,635	$3,615
Credit Loss Reserve- Mortgage Loans Receivable	4,814	(1,369)	193	3,638
Credit Loss Reserve-Notes Receivable	611	(132)	3	482

We elected not to measure an allowance for expected credit losses on accrued interest receivable under the expected credit loss standard as we have a policy in place to reserve or write off accrued interest receivable in a timely manner through our quarterly review of the loan and property performance. Therefore, we elected the policy to write off accrued interest receivable by recognizing credit loss expense. As of September 30, 2024, the total balance of accrued interest receivable of $58,421,000 was not included in the measurement of expected credit loss. During the three and nine months ended September 30, 2024, we wrote-off $613,000 related to accrued interest receivable. During the three and nine months ended September 30, 2023, we did not recognize any write-off related to accrued interest receivable.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

7.	Debt Obligations

Unsecured Credit Facility. We had an unsecured credit agreement (the “Original Credit Agreement”) that provided for an aggregate commitment of the lenders of up to $500,000,000 comprising of a $400,000,000 revolving credit facility (the “Revolving Line of Credit”) and two $50,000,000 term loans (the “Term Loans”). The Term Loans mature on November 19, 2025 and November 19, 2026. The Revolving Line of Credit had a maturity date of November 19, 2025 and provided a one-year extension option at our discretion, subject to customary conditions. During the first quarter of 2024, we entered into an amendment to the Original Credit Agreement (the “Credit Agreement”) to accelerate our one-year extension option notice to January 4, 2024. Concurrently, we exercised our option to extend the maturity date to November 19, 2026. Other material terms of the Original Credit Agreement remained unchanged. The Credit Agreement permitted us to request increases to the Revolving Line of Credit and Term Loans commitments up to a total of $1,000,000,000 (the “Accordion”). As permitted under the terms of the Credit Agreement, we exercised $25,000,000 of the available $500,000,000 Accordion feature of the Revolving Line of Credit, effective September 30, 2024. Accordingly, the aggregate commitment of the lenders under the Credit Agreement increased to $525,000,000, with $475,000,000 remaining available under the Accordion. The exercise of the Accordion did not materially change any other term or condition of the Credit Agreement, including its maturity date or covenant requirements.

Based on our leverage at September 30, 2024, the facility provides for interest annually at Adjusted SOFR plus 110 basis points and a facility fee of 15 basis points and the Term Loans provide for interest annually at Adjusted SOFR plus 125 basis points.

Interest Rate Swap Agreements. In connection with entering into the Term Loans described above, we entered into two receive variable/pay fixed interest rate swap agreements (the “Interest Rate Swaps”) with maturities of November 19, 2025 and November 19, 2026, respectively, that will effectively lock-in the forecasted interest payments on the Term Loans’ borrowings over their four and five year terms of the loans. The Interest Rate Swaps are considered cash flow hedges and are recorded on our Consolidated Balance Sheets at fair value in Prepaid expenses and other assets, with cumulative changes in the fair value of these instruments recognized in Accumulated other comprehensive income (loss) on our Consolidated Balance Sheets. During the three and nine months ended September 30, 2024, we recorded a decrease of $2,326,000 and $2,471,000 in fair value of Interest Rate Swaps, respectively. During the three and nine months ended September 30, 2023, we recorded an increase of $28,000 and a decrease of $123,000 in fair value of Interest Rate Swaps, respectively.

Information regarding our interest rate swaps measured at fair value, which are classified as Level 2 of the fair value hierarchy is presented below (dollar amounts in thousands):

				Notional	Fair Value at
Date Entered	Maturity Date	Swap Rate	Rate Index	Amount	September 30, 2024	December 31, 2023
November 2021	November 19, 2025	2.62%	1-month SOFR	$50,000	$1,448	$2,698
November 2021	November 19, 2026	2.76%	1-month SOFR	50,000	2,191	3,412
				$100,000	$3,639	$6,110

Senior Unsecured Notes. We have senior unsecured notes held by institutional investors with interest rates ranging from 3.66% to 4.5%. The senior unsecured notes mature between 2026 and 2033.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

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

At September 30, 2024, we were in compliance with all applicable financial covenants. These debt obligations also contain additional customary covenants and events of default that are subject to a number of important and significant limitations, qualifications and exceptions.

The following table sets forth information regarding debt obligations by component as of September 30, 2024 and December 31, 2023 (dollar amounts in thousands):

		At September 30, 2024		At December 31, 2023
	Applicable		Available		Available
	Interest	Outstanding	for	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing	Balance	Borrowing
Revolving line of credit (2)	6.17%	$240,150	$184,850	$302,250	$97,750
Term loans, net of debt issue costs	2.69%	99,771	—	99,658	—
Senior unsecured notes, net of debt issue costs	4.15%	445,402	—	489,409	—
Total	4.58%	$785,323	$184,850	$891,317	$97,750
(1)	Represents weighted average of interest rate as of September 30, 2024.

(2)	Subsequent to September 30, 2024, we repaid $93,800 under our unsecured revolving line of credit. Accordingly, we have $146,350 outstanding and $278,650 available for borrowing under our unsecured revolving line of credit.

During the nine months ended September 30, 2024 and 2023, our debt borrowings and repayments were as follows (in thousands):

	Nine Months Ended September 30,
	2024			2023
Debt Obligations	Borrowings	Repayments		Borrowings	Repayments
Revolving line of credit	$19,200	$(81,300)	(1)	$274,450	$(42,200)
Term loans	—	—		—	—
Senior unsecured notes	—	(44,160)		—	(44,160)
Total	$19,200	$(125,460)		$274,450	$(86,360)
(1)	Subsequent to September 30, 2024, we repaid $93,800 under our unsecured revolving line of credit. Accordingly, we have $146,350 outstanding and $278,650 available for borrowing under our unsecured revolving line of credit.

8.	Equity

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

As of September 30, 2024, we have the following consolidated VIEs (in thousands):

				Gross
Investment		Property		Consolidated	Non-Controlling
Year	Purpose	Type	State	Assets (1)	Interests
2024	Owned real estate	ALF/MC	NC/SC	$122,460	$58,010
2024	Owned real estate	ALF	NC	41,000	3,015
2023	Owned real estate	ILF/ALF/MC	OH	54,782	9,134
2023	Owned real estate	ALF/MC	NC	121,419	3,831
2022	Owned real estate	SNF	FL	76,625	14,325
2018	Owned real estate	ILF	OR	14,650	2,907
2018	Owned real estate and development	ALF/MC	OR	18,452	1,156
2017	Owned real estate	ALF/MC	SC	11,680	1,240
Total				$461,068	$93,618
(1)	Includes the total real estate investments and excludes intangible assets.

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

During the nine months ended September 30, 2024, we sold 1,886,900 shares of common stock for $65,629,000 in net proceeds under our Equity Distribution Agreements. In conjunction with the sale of common stock, we incurred $119,000 of costs associated with this agreement which have been recorded in additional paid in capital as a reduction of proceeds received. At September 30, 2024, we had $9,558,000 available under the Equity Distribution Agreements. Subsequent to September 30, 2024, we sold 226,370 shares of common stock for $7,936,000 in net proceeds under our Equity Distribution Agreements. Accordingly, subsequent to September 30, 2024, we had $1,522,000 available under the Equity Distribution Agreements.

During the nine months ended September 30, 2024 and 2023, we acquired 49,540 shares and 43,933 shares, respectively, of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Distributions. We declared and paid the following cash dividends (in thousands):

	Nine Months Ended September 30,
	2024		2023
	Declared	Paid	Declared	Paid
Common Stock (1)	$74,684	$74,684	$70,767	$70,767
(1)	Represents $0.19 per share per month for the nine months ended September 30, 2024 and 2023.

In October 2024, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of October, November and December 2024, payable on October 31, November 29, and December 31, 2024, respectively, to stockholders of record on October 23, November 21, and December 23, 2024, respectively.

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

During the nine months ended September 30, 2024 and 2023, no stock options were granted or exercised. During each of the nine months ended September 30, 2024 and 2023, 5,000 stock options expired and were cancelled. At September 30, 2024, we had no stock options outstanding and exercisable.

The following table summarizes our restricted stock activity for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Outstanding, January 1	258,620	229,236
Granted	175,431	146,020
Vested	(132,842)	(115,551)
Cancelled	—	(1,085)
Outstanding, September 30	301,209	258,620

No performance-based stock units vested during the nine months ended September 30, 2024, and 2023.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the nine months ended September 30, 2024 and 2023, we granted restricted stock and performance-based stock units under the 2021 Plan as follows:

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

Compensation expense recognized related to the vesting of restricted common stock and performance-based stock units for the nine months ended September 30, 2024 and 2023 were $6,791,000 and $6,349,000, respectively. At September 30, 2024, the remaining compensation expense to be recognized related to the future service period of unvested outstanding restricted common stock and performance-based stock units are as follows (in thousands):

Remaining
Compensation
Vesting Date	Expense
October - December 2024	$2,260
2025	6,450
2026	3,385
2027	369
Total	$12,464

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

9.	Commitments and Contingencies

At September 30, 2024, we had commitments as follows (in thousands):

				Total
	Investment		2024	Commitment	Remaining
	Commitment		Funding	Funded	Commitment
Real estate properties (Note 2. Real Estate Investments)	$15,920	(1)	$7,862	$8,814	$7,106
Accrued incentives and earn-out liabilities (Note 5. Lease Incentives)	6,625	(2)	587	2,045	4,580
Mortgage loans (Note 2. Real Estate Investments)	63,620	(3)	9,999	11,999	51,621
Joint venture investments (Note 3. Investments in Unconsolidated Joint Ventures)	1,536	(4)	98	98	1,438
Notes receivable (Note 4. Notes Receivable)	940	(5)	50	50	890
Total	$88,641		$18,596	$23,006	$65,635
(1)	Represents commitments to purchase land and improvements, if applicable, and to develop, re-develop, renovate or expand seniors housing and skilled nursing properties.

(2)	Includes an earn-out payment of up to $3,000 to an operator under a master lease on four SNFs in Texas which were acquired during 2022. The master lease allows either an earn-out payment up to $3,000 or a purchase option. The earn-out payment is available, contingent on achieving certain thresholds per the lease, beginning in April 2024 through March 2027. If neither option is elected within the timeframe defined in the lease, both elections are terminated. For more information regarding the purchase option see Note 2. Real Estate Investments.

(3)	Represents $45,620 related to construction loans and $18,000 of commitments which are contingent upon the borrower achieving certain coverage ratios.

(4)	Represents an interest reserve of $750 and capital expenditure reserve of $786 related to a mortgage loan secured by a SNF and ALF in Texas. The loan is accounted for as an unconsolidated JV in accordance with GAAP. For more information regarding this loan see Note 3. Investment in Unconsolidated Joint Ventures.

(5)	Represents working capital loan commitments.

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

We have one operator that represents 10% or more of our combined rental revenue and interest income from mortgage loans. The following table sets forth information regarding our major operator as of September 30, 2024:

	Number of		Number of		Percentage of
			SNF	ALF	Total	Total
Operator	SNF	ALF	Beds	Units	Revenues	Assets (1)
Prestige Healthcare (2)	23	—	2,694	93	15.4%	14.0%
(1)	Represents the net carrying value of the mortgage loans and properties we own divided by the Total assets on the Consolidated Balance Sheets.

(2)	The majority of the revenue derived from this operator relates to interest income from mortgage loans.

Our financial position and ability to make distributions may be adversely affected if Prestige Healthcare or any of our lessees and borrowers face financial difficulties, including any bankruptcies, inability to emerge from bankruptcy, insolvency or general downturn in business of any such operator, or in the event any such operator does not renew and/or extend its relationship with us.

11.	Earnings per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024		2023	2024		2023
Net income	$30,862		$22,627	$75,289		$62,792
Less income allocated to non-controlling interests	(1,496)		(430)	(2,332)		(1,287)
Less income allocated to participating securities:
Non-forfeitable dividends on participating securities	(173)		(147)	(511)		(440)
Income allocated to participating securities	(28)	(1)	—	—	(1)	—
Total net income allocated to participating securities	(201)		(147)	(511)		(440)
Net income available to common stockholders	29,165		22,050	72,446		61,065
Effect of dilutive securities:
Participating securities (2)	—		—	—		—
Net income for diluted net income per share	$29,165		$22,050	$72,446		$61,065

Shares for basic net income per share	43,868		41,153	43,313		41,127
Effect of dilutive securities:
Stock options (2)	—		—	—		—
Performance-based stock units	526		58	526		58
Participating securities (2)	—		—	—		—
Total effect of dilutive securities	526		58	526		58
Shares for diluted net income per share	44,394		41,211	43,839		41,185

Basic net income per share	$0.66		$0.54	$1.67		$1.48
Diluted net income per share	$0.66		$0.54	$1.65		$1.48
(1)	The computation of the net income per share for the three and nine months ended September 30, 2024 and 2023 are made independently. Therefore, the sum of the quarters may not agree with the amounts for the year-to-date periods.

(2)	For the three and nine months ended September 30, 2024 and 2023, the participating securities and stock options were excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

12.	Fair Value Measurements

In accordance with the accounting guidance regarding the fair value option for financial assets and financial liabilities, entities are permitted to choose to measure certain financial assets and liabilities at fair value, with the change in unrealized gains and losses reported in earnings. We did not elect the fair value option for any of our financial assets and financial liabilities.

The carrying amount of cash and cash equivalents approximates their fair value because of the short-term maturity of these instruments. We do not invest our cash in auction rate securities. The carrying value and estimated fair value of our financial instruments as of September 30, 2024 and December 31, 2023 were as follows (in thousands):

	At September 30, 2024			At December 31, 2023
	Carrying	Fair		Carrying	Fair
	Value	Value		Value	Value
Financing receivables, net of credit loss reserve	$357,889	$363,900	(1)	$196,032	$199,199	(1)
Mortgage loans receivable, net of credit loss reserve	360,776	422,180	(2)	477,266	554,993	(2)
Notes receivable, net of credit loss reserve	47,691	53,923	(3)	60,490	67,877	(3)
Revolving line of credit	240,150	240,150	(4)	302,250	302,250	(4)
Term loans, net of debt issue costs	99,771	100,000	(4)	99,658	100,000	(4)
Senior unsecured notes, net of debt issue costs	445,402	417,267	(5)	489,409	439,865	(5)
(1)	Our investment in financing receivables is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate used to value our future cash inflows of the financing receivables at September 30, 2024 and December 31, 2023 was 7.3% and 7.6%, respectively.

(2)	Our investment in mortgage loans receivable is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash inflows of the mortgage loans receivable at September 30, 2024 and December 31, 2023 was 9.8% and 9.2%, respectively.

(3)	Our investments in notes receivable are classified as Level 3. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash flows of the notes receivable at September 30, 2024 and December 31, 2023 was 7.6% and 6.9%, respectively.

(4)	Our revolving line of credit and term loans bear interest at a variable interest rate. The estimated fair value of our revolving line of credit and term loans approximated their carrying values at September 30, 2024 and December 31, 2023 upon prevailing market interest rates for similar debt arrangements.

(5)	Our obligation under our senior unsecured notes is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is measured based upon management’s estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities. At September 30, 2024, the discount rate used to value our future cash outflow of our senior unsecured notes was 5.5% for those maturing before year 2030 and 5.75% for those maturing at or beyond year 2030. At December 31, 2023, the discount rate used to value our future cash outflow of our senior unsecured notes was 6.5% for those maturing before year 2030 and 6.75% for those maturing at or beyond year 2030.
13.	Subsequent Events

Subsequent to September 30, 2024, the following events occurred:

Real Estate. We sold a closed assisted living community located in Colorado for $5,250,000. At September 30, 2024, the community was classified as held-for-sale and had a gross book value of $5,852,000 and a net book value of $4,058,000.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Mortgage Loan Receivable. We received the payoff of a $51,111,000 mortgage loan receivable secured by a 203-unit assisted living community in Georgia.

Debt. We repaid $93,800,000 under our unsecured revolving line of credit. Accordingly, we have $146,350,000 outstanding and $278,650,000 available for borrowing under our unsecured revolving line of credit.

Equity: We sold 226,370 shares of common stock for $7,936,000 in net proceeds under our Equity Distribution Agreements. Accordingly, we have $1,522,000 available under our Equity Distribution Agreements.

We declared a monthly cash dividend of $0.19 per share on our common stock for the months of October, November and December 2024, payable on October 31, November 29, and December 31, 2024, respectively to stockholders of record on October 23, November 21, and December 23, 2024, respectively.

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

The following graph summarizes our gross investments as of September 30, 2024:

REAL PROPERTY, 62.6%
FINANCING RECEIVABLES, 16.8%
GROSS INVESTMENTS
MORTGAGE LOANS, 17.0%
NOTES RECEIVABLE, 2.2%
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

We conduct and manage our business as one operating segment for internal reporting and internal decision-making purposes. For purposes of this quarterly report and other presentations, we generally include ALF, ILF, MC, and combinations thereof in the ALF classification. As of September 30, 2024, seniors housing and health care properties comprised approximately 99.4% of our gross investment portfolio. We have been operating since August 1992.

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

Real Estate Portfolio Overview

The following tables summarize our real estate investment portfolio by owned properties and mortgage loans and by property type, as of September 30, 2024 (dollar amounts in thousands):

						Nine Months Ended
						September 30, 2024
		Number of			Percentage			Percentage
	Number of	SNF	ALF	Gross	of	Rental		of Total
Owned Properties	Properties (1)	Beds	Units	Investments	Investments	Revenue		Revenues
Assisted Living	73	—	4,341	$732,120	34.1%	$37,450		27.7%
Skilled Nursing	50	6,113	236	598,063	27.9%	46,170		34.1%
Other (2)	1	118	—	12,005	0.6%	827		0.6%
Total Owned Properties	124	6,231	4,577	1,342,188	62.6%	84,447	(4)	62.4%

		Number of			Percentage	Interest Income		Percentage
	Number of	SNF	ALF	Gross	of	from Financing		of Total
Financing Receivables	Properties (1)	Beds	Units	Investments	Investments	Receivable		Revenues
Assisted Living	28	—	1,263	284,878	13.3%	10,452		7.7%
Skilled Nursing	3	299	—	76,626	3.5%	4,209		3.1%
Total Financing Receivables	31	299	1,263	361,504	16.8%	14,661		10.8%

		Number of			Percentage	Interest Income		Percentage
	Number of	SNF	ALF	Gross	of	from Mortgage		of Total
Mortgage Loans	Properties (1)	Beds	Units	Investments	Investments	Loans		Revenues
Assisted Living	5	—	452	82,567	3.8%	4,936		3.7%
Skilled Nursing	22	2,726	—	271,848	12.7%	24,821		18.4%
Under Development (3)	—	—	—	9,999	0.5%	580		0.4%
Total Mortgage Loans	27	2,726	452	364,414	17.0%	30,337	(5)	22.5%

		Number of			Percentage	Interest		Percentage
	Number of	SNF	ALF	Gross	of	and other		of Total
Notes Receivable	Properties (1)	Beds	Units	Investments	Investments	Income		Revenues
Assisted Living	6	—	765	46,490	2.1%	3,686		2.7%
Skilled Nursing	—	—	—	1,683	0.1%	351		0.3%
Total Notes Receivable	6	—	765	48,173	2.2%	4,037	(6)	3.0%

		Number of			Percentage	Income from		Percentage
	Number of	SNF	ALF	Gross	of	Unconsolidated		of Total
Unconsolidated Joint Ventures	Properties (1)	Beds	Units	Investments	Investments	Joint Ventures		Revenues
Assisted Living	2	—	362	19,340	0.9%	1,150		0.9%
Skilled Nursing	1	104	—	11,262	0.5%	589		0.4
Total Unconsolidated Joint Ventures	3	104	362	30,602	1.4%	1,739		1.3%

Total Portfolio	191	9,360	7,419	$2,146,881	100.0%	$135,221		100.0%

	Number	Number of			Percentage
	of	SNF	ALF	Gross	of
Summary of Properties by Type	Properties (1)	Beds	Units	Investments	Investments
Assisted Living	114	—	7,183	$1,165,395	54.2%
Skilled Nursing	76	9,242	236	959,482	44.7%
Other (2)	1	118	—	12,005	0.6%
Under Development (3)	—	—	—	9,999	0.5%
Total Portfolio	191	9,360	7,419	$2,146,881	100.0%
(1)	We have investments in owned properties, financing receivables, mortgage loans, notes receivable and unconsolidated joint ventures in 25 states to 29 operators.

(2)	Includes three parcels of land held-for-use and one behavioral health care hospital.

(3)	Includes a mortgage loan commitment for the construction of an 85-unit ALF and MC in Michigan.

(4)	Excludes $9,830 variable rental income from lessee reimbursement, $3,508 rental income from sold properties and $321 write-off of straight-line rent.

(5)	Excludes $5,505 interest income from paid-off mortgage loans.

(6)	Included in the Interest and other income line item of our Consolidated Statements of Income.

As of September 30, 2024, we had $1.7 billion in net carrying value of investments, consisting of $942.3 million or 54.2% invested in owned and leased properties, $357.9 million or 20.6% invested in financing receivables, $360.8 million or 20.7% invested in mortgage loans secured by first mortgages, $47.7 million or 2.7% in notes receivable and $30.6 million or 1.8% in unconsolidated joint ventures.

Rental income, income from financing receivables and interest income from mortgage loans represented 62.0%, 9.3% and 22.8%, respectively, of Total revenues on the Consolidated Statements of Income for the nine months ended September 30, 2024. In most instances, our lease structure contains fixed annual rental escalations and/or annual rental escalations that are contingent upon changes in the Consumer Price Index. Certain leases have annual rental escalations that are contingent upon changes in the gross operating revenues of the property. This revenue is not recognized until the appropriate contingencies have been resolved.

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

During the three months ended March 31, 2024, a master lease covering 11 skilled nursing centers, that was scheduled to mature in January 2024, was renewed for seven months extending the maturity to August 2024. The centers have a total of 1,444 beds and are located in Texas. During the three months ended June 30, 2024, this master lease was amended to extend the lease term to December 31,

2028, with two five-year renewal options. The annual rent increased from $8.0 million to $9.0 million for 2024. Rent will increase to $9.5 million in 2025 and $10.0 million in 2026, escalating 3.3% annually thereafter. As a condition of the amended master lease, the operator paid $12.0 million during 2024, towards its $13.5 million working capital note. The remaining $1.5 million balance of the working capital note is interest-free and repaid in installments through 2028.

Additionally, during 2024, another operator exercised its renewal option under its master lease for five years, from March 2025 through February 2030. Annual cash and GAAP rent for 2024 are $8.0 million and $7.0 million, respectively escalating 2.5% annually. The master lease covers 666 beds across four skilled nursing centers, three in Texas and one in Wisconsin and a behavioral health care hospital in Nevada.

For the nine months ended September 30, 2024, we recorded $0.6 million in straight-line rental adjustment reflecting higher cash rent received than recorded as rental income, and amortization of lease incentive cost of $0.6 million. During the nine months ended September 30, 2024, we received $99.0 million of cash rental income, which includes $9.8 million of operator reimbursements for real estate taxes. At September 30, 2024, the straight-line rent receivable balance on the consolidated balance sheet was $18.7 million.

For the nine months ended September 30, 2024, we recorded $14.7 million in Interest income from financing receivables which includes $11.7 million of interest received in cash and $3.0 million in financing receivables effective interest. At September 30, 2024, the financing receivables effective interest receivable which is included in the Interest receivable line item on our Consolidated Balance Sheets was $4.3 million.

For the nine months ended September 30, 2024, we recorded $35.8 million in Interest income from mortgage loans which includes $32.7 million of interest received in cash, $0.2 million of income from interest reserves and $2.9 million in mortgage loans effective interest. At September, 30, 2024, the mortgage loans effective interest receivable which is included in the Interest receivable line item on our Consolidated Balance Sheets was $51.9 million.

Update on Certain Operators

ALG Senior Living

During the third quarter of 2022, a portfolio of 12 assisted living communities was temporarily transitioned to ALG Senior Living (“ALG”) under a two-year master lease. The temporary transition allowed us to find a more permanent solution for the portfolio as follows (dollar amounts in thousands):

		Type	Number	Number
Lease		of	of	of	Lease
Commencement	State	Property	Properties	Beds/Units	Term
January 2024	GA, SC	ALF	2	159	Two years
April 2024	TX	ALF	1	56	Two years
			3	215

		Type	Number	Number
		of	of	of	Sales	Net
Year sold	State	Property	Properties	Beds/Units	Price	Proceeds
2023	FL	ALF	1	70	$4,850	$4,147
2023	MS	ALF	1	67	1,650	1,419
2024	TX	ALF	5	208	1,600	892
2024	TX	ALF	2	—	500	389
			9	345	$8,600	$6,847

Total			12	560

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

Additionally, we have a controlling interest in a separate consolidated JV with ALG. These communities are located in North Carolina and are accounted for as financing receivables. During the second quarter of 2024, we deferred the consolidated JV income for a total of $2.2 million for May through September 2024. Also, we agreed to defer up to $258,000 in consolidated JV income per month related to this JV for October through December 2024. Accordingly, the estimated 2024 consolidated JV deferred income related to this JV is $3.0 million. We also agreed to reduce rent from a lease on an assisted living community operated by ALG to $0 for May through September 2024, with quarterly market-based rent resets thereafter. We wrote-off $321,000 of straight-line rent receivable related to this lease during the three months ended June 30, 2024.

Prestige Healthcare

Prestige Healthcare (“Prestige”) operates 21 skilled nursing centers located in Michigan secured under four mortgage loans and two skilled nursing centers located in South Carolina under a master lease. Prestige is our largest operator based upon revenues and assets representing 15.4% of our total revenues and 14.0% of our total assets as of September 30, 2024. During the second quarter of 2023, we agreed to defer up to $1.5 million, or up to $0.3 million per month for May through September 2023, in interest payments due on one of Prestige’s mortgage loans secured by 15 skilled nursing centers in Michigan. During the three months ended September 30, 2024, we consented to the sale of one of the 15 skilled nursing centers that secured this mortgage loan and received $2.0 million of partial principal paydown related to the sale. Accordingly, the mortgage loan is secured by 14 skilled nursing centers.

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

During the nine months ended September 30, 2024, Prestige increased the security by $2.7 million from its receipt of retroactive Medicaid funds. Additionally, in the fourth quarter of 2024, we expect to receive approximately $6.0 million of additional security from Prestige from its receipt of retroactive Medicaid payments and the security will continue to increase beginning in January 2025 by 50% of Prestige’s excess cash flow. We received all 2023 contractual interest of $19.5 million due from Prestige after applying $3.4 million of its security. Full contractual interest was received through October 2024 from payments received from Prestige and application of security. We expect to receive full contractual cash interest through at least 2025. The following table summarizes the activity of Prestige’s security (in thousands):

Balance			Balance			Balance			Balance
at	Deposits	Interest	at	Deposits	Interest	at	Deposits	Interest	at
12/31/2023	Received	Applications	3/31/2024	Received	Applications	6/30/2024	Received	Applications	9/30/2024
$2,352	$2,674	$(1,074)	$3,952	$1	$(1,072)	$2,881	$—	$(1,062)	$1,819

2024 Activities Overview

The following tables summarize our transactions during the nine months ended September 30, 2024 (dollar amounts in thousands):

Acquisition

We acquired a parcel of land in Kansas adjacent to an existing community operated by Brookdale for $0.3 million. Rent was increased by 8.0% of our total cost of the investment.

Investment in Improvement projects

Amount
Assisted Living Communities	$8,663
Skilled Nursing Centers	1,245
Total	$9,908

Properties Held -for-Sale

	Type		Number	Number
	of		of	of		Gross	Accumulated
State	Property		Properties	Beds/units		Investment	Depreciation
CO	ALF	(1)	1	—	(1)	$5,852	$(1,794)
(1)	Subsequent to September 30, 2024, this closed property was sold for $5,250.

Properties Sold

	Type	Number	Number
	of	of	of	Sales		Carrying	Net
State	Properties	Properties	Beds/Units	Price		Value	(Loss) Gain (1)
Florida	ALF	1	60	$4,500		$4,579	$(289)
Texas	ALF	5	208	1,600		1,282	(390)
Texas	ALF	2	—	500		389	—
Texas	ALF	1	80	7,959	(2)	4,314	3,635
Wisconsin	ALF	1	110	20,193	(3)	16,195	3,986
n/a	n/a	—	—	—		—	(60)	(4)
Total (5)		10	458	$34,752		$26,759	$6,882
(1)	Calculation of net gain includes cost of sales and write-off of straight-line receivable and lease incentives, when applicable.

(2)	Additionally, as part of the negotiated sale, we received an additional $441 representing rental income through lease maturity in January 2025.

(3)	Represents the price to sell our portion of interest in a JV, net of the JV partner’s $2,305 contributions in the joint venture.

(4)	We recognized additional loss due to additional incurred costs related to properties sold during 2023.

(5)	Subsequent to September 30, 2024, we sold a closed ALF located in Colorado for $5,250. At September 30, 2024, the community was classified as held-for-sale and had a gross book value of $5,852 and a net book value of $4,058.

Investment in Financing Receivables

	Amount
Investment and funding under financing receivables	$163,557	(1)
Amortization of capital costs	(65)
Provision for loan loss reserve	(1,635)	(2)
	$161,857

(1)	During the second quarter of 2024, we entered into a newly formed $122,460 JV with ALG, whereby we exchanged our $64,450 mortgage loan receivable due from an ALG affiliate for a 53% controlling interest in the JV. This mortgage loan was secured by 13 ALFs and MCs located in North Carolina (12) and South Carolina (1). Concurrently, ALG contributed these properties to the joint venture for a 47% non-controlling interest. The JV leased the properties to an ALG affiliate under a 10-year master lease, with two five-year renewal options and provided the seller-lessee with a purchase option exercisable through 2028, with an exit IRR of 8.0%. During the second quarter of 2024, we also entered into another newly formed $41,000 JV with ALG, whereby we exchanged $37,985 mortgage loan receivables due from an ALG affiliate for a 93% controlling interest in the JV. This mortgage loan was secured by four ALFs located in North Carolina. Concurrently, ALG contributed these properties and a parcel of land to the joint venture for a 7% non-controlling interest. The JV leased the properties to an ALG affiliate under a 10-year master lease, with two five-year renewal options and provided the seller-lessee with a purchase option exercisable through 2028, with an exit IRR of 8.0%.

(2)	We recorded an aggregate Provision for Credit Losses of $1,635 equal to 1.0% of the combined balance of joint venture investments as explained above.

Investment in Mortgage Loans Receivable

During 2024, we committed to fund a $26.1 million mortgage loan receivable for the construction of a 116-unit independent living, assisted living and memory care community in Illinois. The borrower contributed $12.3 million of equity which will initially fund the construction. The loan term is approximately six years at a current rate of 9.0% and an IRR of 9.5%. The following table summarizes our mortgage loan activity for the nine months ended September 30, 2024 (in thousands):

	Amount
Originations and funding under mortgage loans receivable	$19,078	(1)
Exchange of mortgage loans for controlling interests in joint ventures accounted for as financing receivables	(102,435)	(2)
Pay-offs received	(34,094)	(3)
Application of interest reserve	169
Scheduled principal payments received	(380)
Mortgage loan premium amortization	(4)
Recovery of loan loss reserve	1,176
Net decrease in mortgage loans receivable	$(116,490)
(1)	The following funding occurred:

(a)	$9,999 under a $19,500 mortgage loan commitment for the construction of an 85-unit ALF and MC in Michigan. The borrower contributed $12,100 of equity upon origination in July 2023, which was used to initially fund the construction. Our remaining commitment is $12,600. The interest-only loan term is approximately three years at a rate of 8.75%, and includes two, one-year extensions, each of which is contingent on certain coverage thresholds;

(b)	$5,546 of additional funding under a mortgage loan receivable agreement with an ALG affiliate secured by 13 ALFs and MCs in North Carolina (12) and South Carolina (1). During the three months ended June 30, 2024, we exchanged this $64,450 mortgage loan receivable for a controlling interest in a JV investment with an ALG affiliate. See Financing Receivables above for more information;

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

(a)	$64,450 mortgage loan receivable due from an ALG affiliate was exchanged for a controlling interest in a JV. See (1)(b) above for more information; and

(b)	$37,985 mortgage loan receivable due from an ALG affiliate was exchanged for a controlling interest in a JV. See (1)(c) above for more information.

(3)	We received the payoff of a $29,347 mortgage loan secured by a 189-bed SNF in Louisiana and a $2,013 mortgage loan secured by a parcel of land in Missouri. Additionally, we received a partial principal paydown of $2,734 related to the sale of a SNF securing the mortgage loan previously secured by 15-SNFs in Michigan.

Preferred Equity Investment in Unconsolidated Joint Ventures

		Type	Total	Contractual	Number			Cash	Non-cash
		of	Preferred	Cash	of	Carrying	Income	Income	Income
State		Properties	Return	Portion	Beds/ Units	Value	Recognized	Earned	Accrued
Texas	(1)	SNF/ALF	9.2%	9.2%	104	$11,262	$589	$589	$—
Washington	(2)	ALF/MC	12.0%	7.0%	95	6,340	359	359	—
Washington	(3)	ILF/ALF	14.0%	8.0%	267	13,000	791	—	791
Total					466	$30,602	$1,739	$948	$791
(1)	We originated a $12,700 mortgage loan to a current operator secured by a SNF/ALF campus in Texas. The investment commitment amount includes $11,164, funded during the three months ended June 30, 2024, an interest reserve of $750 and a capital expenditure reserve of $786. In accordance with GAAP, this mortgage loan was determined to be an acquisition, development and construction (“ADC”) loan and was accounted for as an unconsolidated JV. The campus has 104 beds (70 skilled nursing and 34 assisted living). The five-year mortgage loan is interest-only at a current rate of 9.15%.

(2)	Our investment represents 15.5% of the total investment. The preferred equity investment earns an initial cash rate of 7% increasing to 9% in year four until the internal rate of return (“IRR”) is 8%. After achieving an 8% IRR, the cash rate drops to 8% with an IRR ranging between 12% to 14%, depending upon timing of redemption. We have the option to require the JV partner to purchase our preferred equity interest at any time between August 17, 2031 and December 31, 2036.

(3)	Our investment represents 11.6% of the estimated total investment. The preferred equity investment earns an initial cash rate of 8% with an IRR of 14%. The JV partner has the option to buy out our investment at any time after August 31, 2023 at the IRR rate. Also, we have the option to require the JV partner to purchase our preferred equity interest at any time between August 31, 2027 and prior to the end of the first renewal term of the lease.

Notes Receivable

	Amount
Advances under notes receivable	$340
Principal payments received under notes receivable	(13,268)	(1)
Recovery of credit losses	129
Net decrease in notes receivable	$(12,799)
(1)	During 2024, we received $11,986 towards the paydown of a $13,531 working capital note. The remaining $1,545 balance of the working capital note is interest free and will be repaid in installments through 2028. Additionally, we received an aggregate $1,282 related to the payoff of two working capital notes.

Health Care Regulatory

The Centers for Medicare & Medicaid Services (“CMS”) annually updates Medicare SNF prospective payment system rates and other policies. On July 31, 2024, CMS issued a final rule to update SNF rates and policies for the fiscal year 2025. CMS estimated that the updated payment rates would result in a net increase of 4.2%, or approximately $1.4 billion, in Medicare Part A payments to SNFs in fiscal year 2025. CMS stated that its impact figures do not incorporate the SNF Value-Based Purchasing (“VBP”) reductions for certain SNFs subject to the net reduction in payments under the SNF VBP, which are estimated to total $196.5 million in fiscal year 2025. The final rule also changes CMS’s enforcement policies as they relate to imposing civil monetary penalties (“CMPs”) for health and safety violations in nursing homes. In the final rule, CMS expanded the type of CMPs that can be imposed to allow for more per instance and per day CMPs to be imposed, and to permit both types of penalties to be imposed concurrently. In addition, the final rule finalized updates to the SNF Quality Reporting Program (“QRP”) to better account for adverse social conditions that negatively impact individuals’ health or health care. Finally, for the SNF VBP program, CMS finalized several operational and administrative proposals.

On April 22, 2024, CMS issued the Minimum Staffing Standards for Long-Term Care Facilities and Medicaid Institutional Payment Transparency Reporting final rule. The final rule sets forth new comprehensive minimum staffing requirements. It finalizes a total nurse staffing standard of 3.48 hours per resident day, which must include at least 0.55 hours per resident day of direct registered nurse care and 2.45 hours per resident day of direct nurse aide care. Facilities may use any combination of nurse staff (registered nurse, licensed practical nurse and licensed vocational nurse, or nurse aide) to account for the additional 0.48 hours per resident day needed to comply with the total nurse staffing standard. CMS also finalized enhanced facility assessment requirements and a requirement to have a registered nurse onsite 24 hours a day, seven days a week, to provide skilled nursing care. The final rule also provides a staggered implementation timeframe of the minimum nurse staffing standards and 24/7 registered nurse requirement based on geographic location as well as possible exemptions for qualifying facilities for some parts of these requirements based on workforce unavailability and other factors. The final rule has been challenged in federal courts in Texas and Iowa; the rule may be subject to further revision or deferral due to the pending litigation, pending legislation, or administration changes.

There can be no assurance that these rules or future regulations modifying Medicare SNF payment rates or other requirements for Medicare and/or Medicaid participation will not have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us. Failure by an operator to comply with regulatory requirements can, among other things, jeopardize a facility’s compliance with the conditions of participation under relevant federal and state healthcare programs. Further the ability of our operators to comply with applicable regulations, including minimum staffing requirements, can be adversely impacted by changes in the labor market and increases in inflation.

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

The following table reflects our recent historical trends of concentration risk (gross investment, in thousands):

	9/30/24	6/30/24	3/31/24	12/31/23	9/30/23
Asset mix:
Real property	$1,342,188	$1,342,069	$1,342,921	$1,379,332	$1,405,848
Financing receivables	361,504	361,525	197,990	198,012	198,033
Mortgage Loan receivables	364,414	393,375	485,095	482,080	478,344
Notes receivable	48,173	58,995	60,551	61,101	63,693
Unconsolidated joint ventures	30,602	30,504	19,340	19,340	19,340
Real estate investment mix:
Assisted living communities	$1,165,395	$1,166,053	$1,096,573	$1,133,543	$1,149,589
Skilled nursing centers	959,482	1,001,532	991,540	991,492	987,877
Other (1)	12,005	12,005	14,844	14,830	14,792
Under development	9,999	6,878	2,940	—	13,000
Operator mix:
ALG Senior	$307,308	$307,308	$249,882	$298,816	$310,789
Prestige Healthcare (1)	269,345	272,081	272,338	272,465	272,767
Encore Senior Living	191,988	187,645	183,345	179,753	179,430
HMG Healthcare, LLC	166,833	176,877	178,422	178,422	176,644
Anthem Memory Care, LLC	156,407	156,407	156,407	156,312	156,054
Remaining operators	1,055,000	1,086,150	1,065,503	1,054,097	1,069,574
Geographic mix:
Texas	$323,737	$328,428	$320,214	$328,467	$329,545
North Carolina	301,142	300,893	234,918	234,665	234,665
Michigan	287,795	287,389	283,708	280,857	281,159
Ohio	144,229	143,115	142,897	142,669	142,483
Florida	130,196	130,218	130,240	137,941	146,178
Remaining states	959,782	996,425	993,920	1,015,266	1,031,228
(1)	Includes three parcels of land located adjacent to properties securing the Prestige Healthcare mortgage loan and are managed by Prestige.

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

Balance Sheet Metrics

	Year to Date		Quarter Ended
	9/30/24		9/30/24			6/30/24			3/31/24			12/31/23			9/30/23
Debt to gross asset value	34.5%		34.5%		(1)	37.6%		(4)	38.9%		(1)	39.5%		(1)	42.1%
Debt to market capitalization ratio	32.3%		32.3%		(2)	36.5%		(5)	37.9%		(7)	39.2%		(7)	41.8%
Interest coverage ratio (9)	3.8	x	4.2	x	(3)	3.7	x	(6)	3.5	x	(8)	3.3	x		3.2	x
Fixed charge coverage ratio (9)	3.8	x	4.2	x	(3)	3.7	x	(6)	3.5	x	(8)	3.3	x		3.2	x
(1)	Decreased due to decrease in outstanding debt partially offset by decrease in gross asset value.

(2)	Decreased due to decrease in outstanding debt and increase in market capitalization resulting from the sale of common stock under our Equity Distribution Agreements as well as increase in stock price.

(3)	Increase due to decrease in interest expense and increase in rental and other income.

(4)	Decreased due to increase in gross asset value.

(5)	Decreased due to increase in market capitalization.

(6)	Increased primarily due to increase in rental income from acquisitions, contractual rent increases and annual escalations.

(7)	Decreased due to decrease in outstanding debt and increase in market capitalization from issuance of common stock.

(8)	Increased due to decrease in interest expense.

(9)	In calculating our interest coverage and fixed charge coverage ratios above, we use EBITDAre, which is a financial measure not derived in accordance with GAAP (non-GAAP financial measure). EBITDAre is not an alternative to net income, operating income or cash flows from operating activities as calculated and presented in accordance with GAAP. You should not rely on EBITDAre as a substitute for any such GAAP financial measures or consider it in isolation, for the purpose of analyzing our financial performance, financial position or cash flows. Net income is the most directly comparable GAAP measure to EBITDAre.

	Year to Date		Quarter Ended
	9/30/24		9/30/24		6/30/24		3/31/24		12/31/23		9/30/23
Net income	$75,289		$30,862		$19,738		$24,689		$28,670		$22,627
Less: Gain on sale	(6,882)		(3,663)		32		(3,251)		(16,751)		(4,870)
Add: Impairment loss	—		—		—		—		3,265		—
Add: Interest expense	31,971		10,023		10,903		11,045		12,419		12,674
Add: Depreciation and amortization	27,173		9,054		9,024		9,095		9,331		9,499
EBITDAre	127,551		46,276		39,697		41,578		36,934		39,930
(Less)/Add : Non-recurring one-time items	(5,528)	(1) (2) (3)	(4,173)	(1)	1,022	(2)	(2,377)	(3)	3,561	(4)	—
Adjusted EBITDAre	$122,023		$42,103		$40,719		$39,201		$40,495		$39,930

Interest expense	$31,971		$10,023		$10,903		$11,045		$12,419		$12,674

Interest coverage ratio	3.8	x	4.2	x	3.7	x	3.5	x	3.3	x	3.2	x

Interest expense	$31,971		$10,023		$10,903		$11,045		$12,419		$12,674
Total fixed charges	$31,971		$10,023		$10,903		$11,045		$12,419		$12,674

Fixed charge coverage ratio	3.8	x	4.2	x	3.7	x	3.5	x	3.3	x	3.2	x
(1)	Includes an aggregate one-time income of $4,493 received from three former operators, the recovery of provisions for credit losses of $293 related to a mortgage loan receivable payoff, partially offset by the uncollectible effective interest write-off of $613 related to the partial paydown of a mortgage loan receivable.

(2)	Includes $321 write-off of an uncollectible straight-line rent receivable, $1,635 provision for credit losses related to acquisitions totaling $163,460 accounted for as financing receivables, partially offset by $934 recovery of provision for credit losses related to the payoffs of mortgage loan receivables.

(3)	Represents the repayment of an operator rent credit received from the buyer/lessee in connection with the sale of a 110-unit ALF in Wisconsin.

(4)	Represents the write-off of an uncollectible working capital note related to the sale and transition of 10 ALFs.

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

Operating Results (unaudited, in thousands)

	Three Months Ended
	September 30,
	2024		2023		Difference
Revenues:
Rental income	$32,258		$31,589		$669	(1)
Interest income from financing receivables	7,001		3,832		3,169	(2)
Interest income from mortgage loans	10,733		12,247		(1,514)	(3)
Interest and other income	5,791		1,635		4,156	(4)
Total revenues	55,783		49,303		6,480

Expenses:
Interest expense	10,023		12,674		2,651	(5)
Depreciation and amortization	9,054		9,499		445	(6)
Provision for credit losses	215		189		(26)
Transaction costs	33		329		296
Property tax expense	3,186		3,271		85
General and administrative expenses	6,765		5,959		(806)	(7)
Total expenses	29,276		31,921		2,645

Other operating income:
Gain on sale of real estate, net	3,663	(8)	4,870	(9)	(1,207)
Operating income	30,170		22,252		7,918
Income from unconsolidated joint ventures	692		375		317
Net income	30,862		22,627		8,235
Income allocated to non-controlling interests	(1,496)		(430)		(1,066)	(2)
Net income attributable to LTC Properties, Inc.	29,366		22,197		7,169
Income allocated to participating securities	(201)		(147)		(54)
Net income available to common stockholders	$29,165		$22,050		$7,115
(1)	Increased primarily due to additional rental income received from transitioned portfolios, lease amendments and extensions and additional rental income through lease maturity received from a sold property partially offset by property sales.

(2)	Increased primarily due to exchange of two mortgage loan receivables during the second quarter of 2024 for controlling interests in two newly formed JVs that are accounted for as financing receivables.

(3)	Decreased primarily due to explanation (2) above partially offset by mortgage loan originations.

(4)	Increased primarily due to aggregate one-time income of $4,052 received from two former operators.

(5)	Decreased due to lower outstanding balance on our revolving line of credit and scheduled principal paydowns on our senior unsecured notes.

(6)	Decreased due to sold properties.

(7)	Increased due to higher costs related to properties transitioned to new operators, non-cash compensation charges and the timing of certain expenditures.

(8)	Relates primarily to the sale of an 80-unit ALF in Texas.

(9)	Represents the gain on sale of real estate related to two ALFs located in Pennsylvania during the third quarter of 2023.

	Nine Months Ended
	September 30,
	2024		2023		Difference
Revenues:
Rental income	$97,464		$94,861		$2,603	(1)
Interest income from financing receivables	14,661		11,413		3,248	(2)
Interest income from mortgage loans	35,842		35,417		425	(3)
Interest and other income	9,298		5,358		3,940	(4)
Total revenues	157,265		147,049		10,216

Expenses:
Interest expense	31,971		34,595		2,624	(5)
Depreciation and amortization	27,173		28,085		912	(6)
Impairment loss	—		12,510	(7)	12,510
Provision for credit losses	942		2,107		1,165	(8)
Transaction costs	679		537		(142)
Property tax expense	9,816		9,751		(65)
General and administrative expenses	20,016		18,344		(1,672)	(9)
Total expenses	90,597		105,929		15,332

Other operating income:
Gain on sale of real estate, net	6,882	(10)	20,545	(11)	(13,663)
Operating income	73,550		61,665		11,885
Income from unconsolidated joint ventures	1,739		1,127		612	(12)
Net income	75,289		62,792		12,497
Income allocated to non-controlling interests	(2,332)		(1,287)		(1,045)	(2)
Net income attributable to LTC Properties, Inc.	72,957		61,505		11,452
Income allocated to participating securities	(511)		(440)		(71)
Net income available to common stockholders	$72,446		$61,065		$11,381
(1)	Increased primarily due to the repayment of $2,377 rent credit received in 2024 from the buyer/lessee in connection with the sale of our interest in a 110-unit ALF in Wisconsin, additional rental income received from an amended master lease, rental income from 2023 acquisitions and annual rent escalations, partially offset by property sales and transitioned portfolios.

(2)	Increased primarily due to exchange of two mortgage loan receivables during the second quarter of 2024 for controlling interests in two newly formed JVs that are accounted for as financing receivables.

(3)	Increased primarily due to mortgage loan originations during 2023 and additional funding during 2024 partially offset by explanation (2) above.

(4)	Increased primarily due to aggregate one-time income of $4,052 received from two former operators, a 2023 mezzanine loan origination, receipt of insurance proceeds, partially offset by working capital loans payoff and paydowns.

(5)	Decreased due to lower outstanding balance on our revolving line of credit and scheduled principal paydowns on our senior unsecured notes partially offset by higher interest rates on our revolving line of credit.

(6)	Decreased due to sold properties.

(7)	Represents $434 impairment loss related to a 70-unit ALF located in Florida that was sold during 2023 and an aggregate impairment loss of $12,076 related to two ALFs. See Note 2. Real Estate Investments within our consolidated financial statements for more information.

(8)	Decreased primarily due to more originations during the nine months ended September 30, 2023 compared to nine months ended September 30, 2024.

(9)	Increased due to higher costs related to properties transitioned to new operators, non-cash compensation charges, public company costs and the timing of certain expenditures.

(10)	Represents the gain on sale of an 80-unit ALF in Texas, a 110-unit community in Wisconsin and two closed properties located in Texas, partially offset by the aggregate loss on sale of 6 ALFs located in Texas (five) and Florida (one).

(11)	Represents the net gain on sale related to five ALFs located in Florida, Kentucky, New Jersey and Pennsylvania and two SNFs in New Mexico.

(12)	Increased due to additional income from origination of a $12,700 mortgage loan receivable secured by a SNF/ALF in Texas. In accordance with GAAP, this mortgage loan receivable was determined to be an acquisition, development and construction (“ADC”) loan and is accounted for as an unconsolidated JV.

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

The following table reconciles GAAP net income available to common stockholders to NAREIT FFO available to common stockholders (unaudited, amounts in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
GAAP net income available to common stockholders	$29,165	$22,050	$72,446	$61,065
Add: Depreciation and amortization	9,054	9,499	27,173	28,085
Add: Impairment loss	—	—	—	12,510
Less: Gain on sale of real estate, net	(3,663)	(4,870)	(6,882)	(20,545)
NAREIT FFO attributable to common stockholders	$34,556	$26,679	$92,737	$81,115
NAREIT FFO attributable to common stockholders per share:
Effect of dilutive securities:
Add: Participating securities	201	147	511	440
NAREIT Diluted FFO attributable to common stockholders	$34,757	$26,826	$93,248	$81,555

Weighted average shares used to calculate NAREIT FFO per share:
Shares for basic net income per share	43,868	41,153	43,313	41,127
Effect of dilutive securities:
Performance-based stock units	526	58	526	58
Participating securities	302	258	294	255
Total effect of dilutive securities	828	316	820	313
Shares for diluted net income per share	44,696	41,469	44,133	41,440

Liquidity and Capital Resources

Sources and Uses of Cash

As of September 30, 2024, we had $229.4 million in liquidity as follow (amounts in thousands, except per share amounts):

	At September 30, 2024
Cash and cash equivalents	$35,040	(1)
Available under revolving line of credit	184,850	(2)
Available under Equity Distribution Agreements	9,558	(3)
Total Liquidity	$229,448	(4)
(1)	Subsequent to September 30, 2024, we used $29,600 of cash on hand to paydown our unsecured revolving line of credit. Accordingly, we have a cash balance of $5,440. See (2) below for further discussion of our unsecured revolving line of credit paydown.

(2)	Subsequent to September 30, 2024, we repaid $93,800 under our unsecured revolving line of credit. Accordingly, we have $146,350 outstanding and $278,650 available for borrowing under our unsecured revolving line of credit.

(3)	Subsequent to September 30, 2024, we sold 226,370 shares of common stock for $7,936 in net proceeds under our Equity Distribution Agreements. Accordingly, subsequent to September 30, 2024, we had $1,522 available under the Equity Distribution Agreements.

(4)	Subsequent to September 30, 2024, we had $285,612 in liquidity. See explanations (1) through (3) above for more information.

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

	Nine Months Ended September 30,		Change
Net Cash provided by (used in):	2024	2023	$
Operating activities	$91,879	$78,932	$12,947
Investing activities	40,379	(194,254)	234,633
Financing activities	(117,504)	116,245	(233,749)
Increase in cash and cash equivalents	14,754	923	13,831
Cash and cash equivalents, beginning of period	20,286	10,379	9,907
Cash and cash equivalents, end of period	$35,040	$11,302	$23,738

Debt Obligations

Unsecured Credit Facility. We had an unsecured credit agreement (the “Original Credit Agreement”) that provided for an aggregate commitment of the lenders of up to $500.0 million comprising of a $400.0 million revolving credit facility (the “Revolving Line of Credit”) and two $50.0 million term loans (the “Term Loans”). The Term Loans mature on November 19, 2025 and November 19, 2026. The Revolving Line of Credit had a maturity date of November 19, 2025 and provided a one-year extension option at our discretion, subject to customary conditions. During the first quarter of 2024, we entered into an amendment to the Original Credit Agreement (the “Credit Agreement”) to accelerate our one-year extension option notice to January 4, 2024. Concurrently, we exercised our option to extend the maturity date to November 19, 2026. Other material terms of the Original Credit Agreement remained unchanged. The Credit Agreement permitted us to request increases to the Revolving Line of Credit and Term Loans commitments up to a total of $1.0 billion (the “Accordion”). As permitted under the terms of the Credit Agreement, we exercised $25.0 million of the available $500.0 million Accordion feature of the Revolving Line of Credit, effective September 30, 2024. Accordingly, the aggregate commitment of the lenders under the Credit Agreement increased to $525.0 million, with $475.0 million remaining available under the Accordion. The exercise of the Accordion did not materially change any other term or condition of the Credit Agreement, including its maturity date or covenant requirements.

Based on our leverage at September 30, 2024, the facility provides for interest annually at Adjusted SOFR plus 110 basis points and a facility fee of 15 basis points and the Term Loans provide for interest annually at Adjusted SOFR plus 125 basis points.

Interest Rate Swap Agreements. In connection with entering into the Term Loans as described above, we entered into two receive variable/pay fixed interest rate swap agreements (the “Interest Rate Swaps”) with maturities of November 19, 2025 and November 19, 2026, respectively, that will effectively lock-in the forecasted interest payments on the Term Loans’ borrowings over their four and five year terms of the loans. The Interest Rate Swaps are considered cash flow hedges and are recorded on our Consolidated Balance Sheets at fair value, with changes in the fair value of these instruments recognized in Accumulated other comprehensive income (loss) on our Consolidated Balance Sheets. During the three and nine months ended September 30, 2024, we recorded a decrease of $2.3 million and $2.5 million in fair value of Interest Rate Swaps, respectively.

As of September 30, 2024, the terms of the Interest Rate Swaps are as follows (dollar amounts in thousands):

				Notional	Fair Value at
Date Entered	Maturity Date	Swap Rate	Rate Index	Amount	September 30, 2024
November 2021	November 19, 2025	2.62%	1-month SOFR	$50,000	$1,448
November 2021	November 19, 2026	2.76%	1-month SOFR	50,000	2,191
				$100,000	$3,639

Senior Unsecured Notes. We have senior unsecured notes held by institutional investors with interest rates ranging from 3.66% to 4.5%. The senior unsecured notes mature between 2026 and 2033.

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

At September 30, 2024, we were in compliance with all applicable financial covenants. These debt obligations also contain additional customary covenants and events of default that are subject to a number of important and significant limitations, qualifications and exceptions.

The debt obligations by component as of September 30, 2024 are as follows (dollar amounts in thousands):

	Applicable		Available
	Interest	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing
Revolving line of credit (2)	6.17%	$240,150	$184,850
Term loans, net of debt issue costs	2.69%	99,771	—
Senior unsecured notes, net of debt issue costs	4.15%	445,402	—
Total	4.58%	$785,323	$184,850
(1)	Represents weighted average of interest rate as of September 30, 2024.

(2)	Subsequent to September 30, 2024, we repaid $93,800 under our unsecured revolving line of credit. Accordingly, we have $146,350 outstanding and $278,650 available for borrowing under our unsecured revolving line of credit.

During the nine months ended September 30, 2024, our debt borrowings and repayments were as follows (in thousands):

Debt Obligations	Borrowings	Repayments
Revolving line of credit	$19,200	$(81,300)	(1)
Senior unsecured notes	—	(44,160)
Total	$19,200	$(125,460)
(1)	Subsequent to September 30, 2024, we repaid $93,800 under our unsecured revolving line of credit. Accordingly, we have $146,350 outstanding and $278,650available for borrowing under our unsecured revolving line of credit.

Equity

At September 30, 2024, we had 45,034,384 shares of common stock outstanding, total equity on our balance sheet $1.0 billion and our equity securities had a market value of $1.7 billion. During the nine months ended September 30, 2024, we declared and paid $74.7 million of cash dividends.

During the nine months ended September 30, 2024, we acquired 49,540 shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

Subsequent to September 30, 2024, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of October, November and December 2024, payable on October 31, November 29, and December 31, 2024, respectively, to stockholders of record on October 23, November 21, and December 23, 2024, respectively.

At-The-Market Program. We have separate equity distribution agreements (collectively, “Equity Distribution Agreements”) to offer and sell, from time to time, up to $200.0 million in aggregate offering price of shares of our common stock. During the nine months ended September 30, 2024, we sold 1,886,900 shares of common stock for $65.6 million in net proceeds under our Equity Distribution Agreements. In conjunction with the sale of common stock, we incurred $0.1 million of costs associated with this agreement which have been recorded in additional paid in capital as a reduction of proceeds received. At September 30, 2024, we had $9.6 million available under the Equity Distribution Agreements. Subsequent to September 30, 2024, we sold 226,370 shares of common stock for $7.9 million in net proceeds under our Equity Distribution Agreements. Accordingly, subsequent to September 30, 2024, we had $1.5 million available under the Equity Distribution Agreements.

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

During the nine months ended September 30, 2024, we awarded restricted stock and performance-based stock units as follows:

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the nine months ended September 30, 2024. For additional information, refer to Item 7A as presented in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

LTC PROPERTIES, INC.
Registrant

Dated: October 28, 2024	By:	/s/ Caroline Chikhale
Caroline Chikhale
Executive Vice President, Chief Accounting Officer and Treasurer
(Principal Accounting Officer)