Form 10-K
period 2024-12-31
LTC PROPERTIES INC
filed 2025-02-24
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,471,160,000 as of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter).

The number of shares of common stock outstanding as of February 18, 2025 was 45,450,613.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

Cautionary Statement on Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking. You can identify some of the forward-looking statements by their use of forward-looking words, such as “believes,” “expects,” “may,” “will,” “could,” “would,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or the negative of those words or similar words. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward- looking statements, including, but not limited to, our dependence on our operators for revenue and cash flow; the duration and extent of the effects of the public health crises; government regulation of the health care industry; federal and state health care cost containment measures including reductions in reimbursement from third-party payors such as Medicare and Medicaid; required regulatory approvals for operation of health care facilities; a failure to comply with federal, state, or local regulations for the operation of health care facilities; the adequacy of insurance coverage maintained by our operators; our reliance on a few major operators; our ability to renew leases or enter into favorable terms of renewals or new leases; the impact of inflation; operator financial or legal difficulties; the sufficiency of collateral securing mortgage loans; an impairment of our real estate investments; the relative illiquidity of our real estate investments; our ability to develop and complete construction projects; our ability to invest cash proceeds for health care properties; a failure to qualify as a REIT; our ability to grow if access to capital is limited; and a failure to maintain or increase our dividend. For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under “Risk Factors” contained in this report and in other information contained in this report and our publicly available filings with the Securities and Exchange Commission. We do not undertake any responsibility to update or revise any of these factors or to announce publicly any revisions to forward-looking statements, whether as a result of new information, future events or otherwise.

LTC Properties, Inc.

PART I

Item 1. BUSINESS

General

LTC Properties, Inc. is a real estate investment trust (“REIT”) that invests in seniors housing and health care properties through sale-leasebacks, mortgage financing, joint ventures, construction financing and structured finance solutions including preferred equity, bridge and mezzanine lending. Our investments in owned properties, mortgage loans, mezzanine loans and preferred equity investments represent our primary source of income. We depend upon the performance of our operators with respect to the daily management and marketing of long-term health care services offered at our properties.

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

We include independent living facilities and memory care as part of the assisted living property classification in some parts of this Annual Report on Form 10-K. Unless otherwise expressly stated or the context otherwise requires, when we refer to “we,” “our,” “us,” “registrant,” “our company,” “the Company” or similar terms in this Annual Report on Form 10-K, we mean LTC Properties, Inc. and its consolidated subsidiaries.

Portfolio

The following table summarizes our real estate investment portfolio as of December 31, 2024 (dollar amounts in thousands):

						Twelve Months Ended
						December 31, 2024
		Number of			Percentage			Percentage
	Number of	SNF	ALF	Gross	of	Rental		of Total
Owned Properties	Properties (1)	Beds (2)	Units (2)	Investments	Investments	Revenue		Revenues
Assisted Living	72	—	4,360	$723,010	34.6%	$51,537		28.3%
Skilled Nursing	50	6,113	236	598,063	28.6%	63,479		34.9%
Other (3)	1	118	—	12,005	0.6%	1,124		0.6%
Total Owned Properties	123	6,231	4,596	1,333,078	63.8%	116,140	(4)	63.8%

		Number of			Percentage	Interest Income		Percentage
	Number of	SNF	ALF	Gross	of	from Financing		of Total
Financing Receivables	Properties (1)	Beds	Units	Investments	Investments	Receivable		Revenues
Assisted Living	28	—	1,263	284,879	13.6%	16,052		8.8%
Skilled Nursing	3	299	—	76,603	3.7%	5,611		3.1%
Total Financing Receivables	31	299	1,263	361,482	17.3%	21,663		11.9%

		Number of			Percentage	Interest Income		Percentage
	Number of	SNF	ALF	Gross	of	from Mortgage		of Total
Mortgage Loans	Properties (1)	Beds	Units	Investments	Investments	Loans		Revenues
Assisted Living	5	—	334	44,209	2.1%	3,540		1.9%
Skilled Nursing	22	2,726	—	271,525	13.0%	33,021		18.1%
Total Mortgage Loans	27	2,726	334	315,734	15.1%	36,561	(5)	20.0%

		Number of			Percentage	Interest		Percentage
	Number of	SNF	ALF	Gross	of	and other		of Total
Notes Receivable	Properties (1)	Beds	Units	Investments	Investments	Income		Revenues
Assisted Living	6	—	765	46,150	2.2%	4,911		2.7%
Skilled Nursing	—	—	—	1,567	0.1%	353		0.2%
Total Notes Receivable	6	—	765	47,717	2.3%	5,264	(5)	2.9%

		Number of			Percentage	Income from		Percentage
	Number of	SNF	ALF	Gross	of	Unconsolidated		of Total
Unconsolidated Joint Ventures	Properties (1)	Beds	Units	Investments	Investments	Joint Ventures		Revenues
Assisted Living	2	—	376	19,340	1.0%	1,558		0.9%
Skilled Nursing	1	104	—	11,262	0.5%	884		0.5
Total Unconsolidated Joint Ventures	3	104	376	30,602	1.5%	2,442		1.4%

Total Portfolio	190	9,360	7,334	$2,088,613	100.0%	$182,070		100.0%

	Number	Number of			Percentage
	of	SNF	ALF	Gross	of
Summary of Properties by Type	Properties (1)	Beds (2)	Units (2)	Investments	Investments
Assisted Living	113	—	7,098	$1,117,588	53.5%
Skilled Nursing	76	9,242	236	959,020	45.9%
Other (3)	1	118	—	12,005	0.6%
Total Portfolio	190	9,360	7,334	$2,088,613	100.0%
(1)	We have investments in owned properties, properties we own accounted for as financing receivables, mortgage loans, notes receivable and unconsolidated joint ventures in 25 states to 30 different operators.

(2)	See Item 2. Properties for discussion of bed/unit count.

(3)	Includes three parcels of land held-for-use and one behavioral health care hospital.

(4)	Excludes $12,951 variable rental income from lessee reimbursement of our real estate taxes, $3,508 rental income from properties sold and the straight-line rent receivable write-off of $321 related to converting a lease to fair market rent.

(5)	Excludes interest income from mortgage and notes receivable loans of $8,655 and $2, respectively, that have been paid off.

As of December 31, 2024, our total investment portfolio included $1.7 billion in carrying value of net investments consisting of $925.8 million or 55.3% invested in owned and leased properties, $357.9 million or 21.4% invested in properties we own accounted for as financing receivables, $312.6 million or 18.7% invested in mortgage loans secured by first mortgages, $47.2 million or 2.8%in notes receivable and $30.6 million or 1.8% in unconsolidated joint ventures.

Owned Properties. The following table summarizes our investment in owned properties at December 31, 2024 (dollar amounts in thousands):

						Average
		Percentage	Number	Number of		Investment
	Gross	of	of	SNF	ALF	per
Type of Property	Investment	Investment	Properties (1)	Beds (2)	Units (2)	Bed/Unit
Assisted Living	$723,010	54.2%	72	—	4,360	$165.83
Skilled Nursing	598,063	44.9%	50	6,113	236	$94.20
Other (3)	12,005	0.9%	1	118	—	—
Total	$1,333,078	100.0%	123	6,231	4,596
(1)	We have investments in 23 states leased to 23 different operators.

(2)	See Item 2. Properties for discussion of bed/unit count.

(3)	Includes three parcels of land held-for-use and one behavioral health care hospital.

Owned properties are leased pursuant to non-cancelable operating leases generally with an initial term of 2 to 10 years. Many of the leases contain renewal options. Each lease is a triple net lease which requires the lessee to pay all taxes, insurance, maintenance and repairs, capital and non-capital expenditures and other costs necessary in the operations of the facilities. Many of the leases contain renewal options and provide for fixed minimum base rent during the initial and renewal periods. The majority of our leases contain provisions for specified annual increases over the rents of the prior year and that increase is generally computed in one of four ways depending on specific provisions of each lease:

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

The following table summarizes the concentration of our top ten operators of owned properties for 2024 and percentage of rental revenue, excluding rental income from properties sold, variable rental income due to lessee reimbursement of our real estate taxes, additional straight-line income of $3.2 million in 2024 related to restoring accrual basis accounting for two master leases and a straight-line rent receivable write-off of $321 in 2024 related to converting a lease to fair market rent:

		Percent of
		Rental Revenue
Lessee	Property Type	2024	2023
Carespring Healthcare Management, LLC	SNF	9.9%	10.1%
HMG Healthcare, LLC	SNF	9.8%	9.1%
Anthem Memory Care, LLC	MC	9.8%	9.8%
Brookdale Senior Living Communities, Inc.	ALF/MC	8.8%	11.9%
Encore Senior Living	ALF	8.6%	5.0%
Genesis Healthcare, Inc.	ALF/SNF	8.1%	8.1%
Ark Post Acute Network	ILF/ALF/SNF	7.3%	7.5%
Fundamental Long Term Care Company	SNF/OTH	7.0%	6.3%
Ignite Medical Resorts	SNF	7.0%	7.0%
Juniper Communities, LLC	ALF/MC	6.0%	6.1%

Financing Receivables. We have entered into joint ventures (“JV”) and contributed into the JVs for the acquisition of properties through sale and leaseback transactions. Concurrently, each of these JVs leased the acquired properties back to an affiliate of the seller and provided the seller-lessee with purchase options. We determined that each of these sale and leaseback transactions meet the accounting criteria to be presented as Financing receivables on our Consolidated Balance Sheets and recorded the rental revenue from these properties as Interest income from financing receivables on our Consolidated Statements of Income. See Note 2. Summary of Significant Accounting Policies within our consolidated financial statements for more information. The following tables provide information regarding our financing receivables at December 31, 2024 (dollar amounts in thousands):

							Type	Number	Number	Investment
Interest		Investment			Gross	LTC	of	of	of	per
Rate		Year	Maturity	State	Investments	Investment	Properties	Properties	Beds/Units	Bed/Unit
7.25%	(1)	2022	2032	FL	$76,603	$62,278	SNF	3	299	$256.20
7.25%	(2)	2023	2033	NC	121,419	117,588	ALF/MC	11	523	$232.16
7.25%	(3)	2024	2034	NC/SC	122,460	64,450	ILF/ALF/MC	13	523	$234.15
7.25%	(4)	2024	2034	NC	41,000	37,985	ALF	4	217	$188.94
					$361,482	$282,301		31	1,562
(1)	During 2022, we entered into a JV with an operator new to us. The JV purchased three SNFs and leased the centers back to an affiliate of the seller under a 10-year master lease, with two five-year renewal options and provided the seller-lessee with a purchase option, exercisable at the beginning of the fourth year through the end of the fifth year.

(2)	During 2023, we entered into a JV with ALG Senior living (“ALG”). The JV purchased 11 ALFs and MCs and leased these communities back to an affiliate of the seller under a 10-year master lease, with two five-year renewal options. The contractual initial cash yield of 7.25% increases to 7.5% in year three then escalates thereafter based on Consumer Price Index(“CPI”) subject to a floor of 2.0% and a ceiling of 4.0%. The JV provided the seller-lessee with a purchase option to buy up to 50% of the properties at the beginning of the third lease year and the remaining properties at the beginning of the fourth lease year through the end of the sixth lease year, with an exit IRR of 9.0%. During 2024, we deferred a total of $3,014 consolidated JV interest income from financing receivables for May through December 2024.

(3)	During the second quarter of 2024, we funded an additional $5,546 under a mortgage loan receivable due from an ALG affiliate secured by 13 ALFs and MCs located in North Carolina (12) and South Carolina (1). We then entered into a newly formed $122,460 JV with ALG, whereby we exchanged our $64,450 mortgage loan receivable for a 53% controlling interest in the JV. Concurrently, ALG contributed these properties to the joint venture for a 47% non-controlling interest. The properties were recorded at their fair value, and the fair value of certain properties was determined using the income approach. The JV leased the properties to an ALG affiliate under a 10-year master lease, with two five-year renewal options and provided the seller-lessee with a purchase option exercisable through 2028, with an exit IRR of 8.0%.

(4)	During the second quarter of 2024, we funded an additional $2,766 under a mortgage loan receivable due from an ALG affiliate secured by four ALFs located in North Carolina. We then entered into a newly formed $41,000 JV with ALG, whereby we exchanged $37,985 mortgage loan receivables for a 93% controlling interest in the JV. Concurrently, ALG contributed these properties and a parcel of land to the joint venture for a 7% non-controlling interest. The properties were recorded at their fair value, and the fair value of the properties was determined using the income approach. The JV leased the properties to an ALG affiliate under a 10-year master lease, with two five-year renewal options and provided the seller-lessee with a purchase option exercisable through 2028, with an exit IRR of 8.0%.

Mortgage Loans. As part of our strategy of making investments in properties used in the provision of long-term health care services, we provide mortgage financing on such properties based on our established investment underwriting criteria. We have also provided construction loans that by their terms convert into purchase/lease transactions or permanent financing mortgage loans upon completion of construction. The following table summarizes our investments in mortgage loans secured by first mortgages at December 31, 2024 (dollar amounts in thousands):

					Type	Percentage	Number of				Investment
			Gross		of	of			SNF	ALF	per
Interest Rate	Maturity	State	Investment		Property	Investment	Loans (2)	Properties (3)	Beds	Units	Bed/Unit
8.8%	2025	FL	$4,000		ALF	1.3%	1	2	—	92	$43.48
7.8%	2025	FL	16,706		ALF	5.3%	1	1	—	112	$149.16
7.3%	2025	NC	10,750		ALF	3.4%	1	1	—	45	$238.89
8.8%	2026	MI	12,753		ALF	4.1%	1	1	—	85	$150.04
8.8%	2028	IL	16,500		SNF	5.2%	1	1	150	—	$110.00
11.1% (4)	2043	MI	180,700		SNF	57.2%	1	14	1,749	—	$103.32
10.0% (4)	2045	MI	39,800		SNF	12.6%	1	4	480	—	$82.92
10.3% (4)	2045	MI	19,700		SNF	6.2%	1	2	201	—	$98.01
10.5% (4)	2045	MI	14,825		SNF	4.7%	1	1	146	—	$101.54
Total			$315,734	(1)		100.0%	9	27	2,726	334	$103.18

(1)	Excludes the impact of credit loss reserve.

(2)	Some loans contain certain guarantees and/or provide for certain facility fees.

(3)	Our mortgage loans are secured by properties located in four states with six borrowers. Additionally, during 2024, we committed to fund a $26,120 mortgage loan for the construction of a 116-unit independent living, assisted living and memory care community in Illinois. The borrower contributed $12,300 of equity which will initially fund the construction. Once all of the borrower’s equity has been drawn, we will begin funding the commitment. The loan term is approximately six years at a current rate of 9.0% and an IRR of 9.5%.

(4)	Mortgage loans provide for 2.25% annual increases in the interest rate after a certain time period.

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

Notes Receivable. Our investment in notes receivable consists of mezzanine loans and other loan arrangements. The following table summarizes our investments in notes receivable at December 31, 2024 (dollar amounts in thousands):

Interest			Type of	Gross			Type of
Rate	IRR	Maturity	Loan	Investment		# of loans	Property
8.0%	11.0%	2027	Mezzanine	$25,000		1	ALF
0.0%	—	2028	Working capital	1,429		1	SNF
8.8%	12.0%	2028	Mezzanine	17,000		1	ALF
6.5%	—	2030	Working capital	138		2	SNF
7.4%	—	2030	Working capital	1,457		2	ALF
0.0%	—	2031	Working capital	2,693		1	ALF
				$47,717	(1)	8
(1)	Excludes the impact of credit loss reserve.

Unconsolidated Joint Ventures. From time to time, we provide funding to third-party operators for the acquisition, development and construction (“ADC”) of a property. If the ADC arrangement characteristics are more similar to a jointly-owned investment or partnership, we account for the ADC arrangement as an investment in an unconsolidated joint venture under the equity method of accounting. The following table summarizes our investment in unconsolidated joint ventures at December 31, 2024 (dollar amounts in thousands):

Total	Contractual		Type		Number
Preferred	Cash		of		of	Carrying		Type of
Return	Portion	State	Investment		Beds/Units	Value		Property
9.2%	9.2%	TX	Senior Loan	(1)	104	$11,262	(1)	SNF/ALF
12.0%	9.0%	WA	Preferred Equity	(2)	109	6,340	(2)	ALF/MC
14.0%	8.0%	WA	Preferred Equity	(3)	267	13,000	(3)	ILF/ALF
					480	$30,602
(1)	Represents a $12,700 mortgage loan to a current operator secured by a SNF/ALF in Texas. In accordance with Generally Accepted Accounting Principles (“GAAP”), this mortgage loan was determined to be an ADC loan and is accounted for as an unconsolidated JV. The five-year mortgage loan is interest-only.

(2)	Represents a preferred equity interest in an entity that developed and owns a 109-unit ALF and MC in Washington. Our investment represents 15.5% of the total investment. The preferred equity investment earns an initial cash rate of 7% increasing to 9% in year four until the internal rate of return (“IRR”) is 8%. After achieving an 8% IRR, the cash rate drops to 8% with an IRR ranging between 12% to 14%, depending upon timing of redemption. We have the option to require the JV partner to purchase our preferred equity interest at any time between August 17, 2031 and December 31, 2036.

(3)	Represents a preferred equity interest in an entity that developed and owns a 267-unit ILF and ALF in Washington. Our investment represents 11.0% of the total investment. The preferred equity investment earns an initial cash rate of 8% with an IRR of 14%. The JV partner has the option to buy out our investment at any time after August 31, 2023 at the IRR rate. Also, we have the option to require the JV partner to purchase our preferred equity interest at any time between August 31, 2027 and, upon project completion and leasing the property, prior to the end of the first renewal term of the lease.

Investment Policies and Strategies

Our investment policy is to invest primarily in seniors housing and health care properties. Over the past three years, we have underwritten investments in seniors housing communities and health care centers for a total of approximately $505.2 million. Additionally, during the past three years, we have disposed of properties for a total sales price of $197.2 million.

Prior to finalizing an investment, we conduct a comprehensive financial due diligence review and property site review to assess the property’s general physical condition.

Historically our investments have consisted of:

●	fee ownership of seniors housing and skilled nursing properties that are leased to operators;

●	mortgage loans secured by seniors housing and skilled nursing properties; or
●	participation in such investments indirectly through investments in mezzanine loans and real estate partnerships or other entities that themselves make direct investments in such loans or properties.

In evaluating potential investments, we consider factors such as:

●	type of property;
●	location;
●	competition within the local market and evaluation of the impact resulting from any potential new development projects in construction or anticipated to be approved by local authorities;
●	construction quality, condition and design of the property;
●	current and anticipated cash flow of the property and its adequacy to meet operational needs and lease obligations or debt service obligations;
●	experience, reputation and solvency of the operating companies providing services;
●	payor mix of private, managed care, Medicare and Medicaid patients;
●	growth, tax and regulatory environments of the communities in which the properties are located;
●	occupancy and demand for similar properties in the area surrounding the property;
●	Medicaid reimbursement policies and plans of the state in which the property is located;
●	third-party environmental reports, land surveys and market studies (if applicable);
●	energy, water and waste efficiency management practices; and
●	health, safety and wellness practices (air filtration systems, hazardous waste disposal, UV sanitation, etc.).

We seek to diversify our portfolio by operator, by property type, and by geography. Our business development team boasts a seasoned roster with decades of collective experience and deep industry relationships. We strive to remain visible and relevant by supporting trade associations, attending and hosting industry conferences and events, speaking on panels and participating in media interviews. We believe these efforts, coupled with relationships will continue to provide investment opportunities in 2025 and beyond.

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

Health Care Regulation

Overview

The health care industry is heavily regulated by the government. Our borrowers and lessees who operate health care facilities are subject to extensive regulation by federal, state and local governments. These laws and regulations are subject to frequent and substantial changes resulting from legislation, adoption of rules and regulations, and administrative, executive and judicial interpretations of existing law. These changes may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by both government and other third-party payors. These changes may be applied retroactively. The ultimate timing or effect of these changes cannot be predicted. The failure of any borrower of funds from us or lessee of any of our properties to comply with such laws, requirements and regulations could result in sanctions or remedies such as denials of payment for new Medicare and Medicaid admissions, civil monetary penalties, state oversight and loss of Medicare and Medicaid participation or licensure. Such action could affect our borrower’s or lessee’s ability to operate its facility or facilities and could adversely affect such borrower’s or lessee’s ability to make debt or lease payments to us.

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

Health Care Reform and Other Legislative Developments

Federal health care reform, including the Patient Protection and Affordable Care Act, as amended (the

“Affordable Care Act”), has expanded access to health insurance, reduced health care costs, and instituted various health policy reforms. Among other things, the Affordable Care Act: reduced Medicare skilled nursing facility reimbursement by a so-called “productivity adjustment” based on economy-wide productivity gains; required the development of a value-based purchasing program for Medicare skilled nursing facility services; authorized bundled payment programs, which can include post-acute services; and provided incentives to state Medicaid programs to promote community-based care as an alternative to institutional long-term care services. In addition, the Affordable Care Act impacts both us and our lessees and borrowers as employers, including requirements related to the health insurance we offer to our respective employees. Many aspects of the Affordable Care Act have been implemented through regulations and sub-regulatory guidance. In December 2017, President Trump signed into law a tax reform bill that repealed the Affordable Care Act’s penalty for individuals who fail to maintain health coverage meeting certain minimum standards. Additional revisions of the Affordable Care Act could be made in future, although the details and timing of any such actions are unknown at this time. There can be no assurance that the implementation of the Affordable Care Act or any subsequent modifications or related legal challenges will not adversely impact the operations, cash flows or financial condition of our lessees and borrowers, which subsequently could materially adversely impact our revenue and operations.

President Trump, Congress and state legislatures can be expected to continue to review and assess alternative health care delivery systems and payment methodologies, including potential changes in Medicare and Medicaid payment policy for skilled nursing facility services and other types of post-acute care. Additional changes in laws, new interpretations of existing laws, or other changes in payment methodologies may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by the government and other third-party payors. There can be no assurances that enacted or future legislation will not have an adverse impact on the financial condition of our borrowers and lessees, which subsequently could materially adversely impact our company.

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

With regard to the Medicare program, over the years there have been efforts to contain Medicare fee-for-service spending, promote Medicare managed care, and, more recently, tie reimbursement to quality and value of care. Following prior legislation on Medicare sequestration, which results in automatic reduction in Medicare spending, the Medicare 2% sequestration reduction was suspended through March 31, 2022, and then reduced to 1% from April through June 2022. As of July 1, 2022, cuts of 2% were re-imposed, and will continue through 2032. In addition, the Centers for Medicare & Medicaid Services (“CMS”) annually updates Medicare skilled nursing facility prospective payment system rates and other policies.

On July 31, 2024, CMS issued a final rule to update SNF rates and policies for fiscal year 2025. CMS estimated that the updated payment rates would result in a net increase of 4.2%, or approximately $1.4 billion, in Medicare Part A payments to SNFs in fiscal year 2025. CMS stated that its impact figures do not incorporate the SNF Value-Based Purchasing (“VBP”) reductions for certain SNFs subject to the net reduction in payments under the SNF VBP, which are estimated to total $196.5 million in fiscal year 2025. The final rule also changes CMS’s enforcement policies as they relate to imposing civil monetary penalties (“CMPs”) for health and safety violations in nursing homes. In the final rule, CMS expanded the type of CMPs that can be imposed to allow for more per instance and per day CMPs to be imposed, and to permit both types of penalties to be imposed concurrently. In addition, the final rule finalized updates to the SNF Quality Reporting Program (“QRP”) to better account for adverse social conditions that negatively impact individuals’ health or health care. Finally, for the SNF VBP program, CMS finalized several operational and administrative proposals. On April 22, 2024, CMS issued the Minimum Staffing Standards for Long-Term Care Facilities and Medicaid Institutional Payment Transparency Reporting final rule. The final rule sets forth new comprehensive minimum staffing requirements. It finalizes a total nurse staffing standard of 3.48 hours per resident day, which must include at least 0.55 hours per resident day of direct registered nurse care and 2.45 hours per resident day of direct nurse aide care. Facilities may use any combination of nurse staff (registered nurse, licensed practical nurse and licensed vocational nurse, or nurse aide) to account for the additional 0.48 hours per resident day needed to comply with the total nurse staffing standard. CMS also finalized enhanced facility assessment requirements and a requirement to have a registered nurse onsite 24 hours a day, seven days a week, to provide skilled nursing care. The final rule also provides a staggered implementation timeframe of the minimum nurse staffing standards and 24/7 registered nurse requirement based on geographic location as well as possible exemptions for qualifying facilities for some parts of these requirements based on workforce unavailability and other factors. The final rule has been challenged in federal courts in Texas and Iowa; the rule may be subject to further revision or deferral due to the pending litigation, pending legislation, or change in administration.

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

Fraud and Abuse Enforcement

Various federal and state laws govern financial and other arrangements between health care providers that participate in, receive payments from, or make or receive referrals in connection with government funded health care programs, including Medicare and Medicaid. These laws, known as the fraud and abuse laws, include the federal anti-kickback statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration directly or indirectly in return for, or to induce, the referral, or arrange for the referral, of an individual to a person for the furnishing of an item or service for which payment may be made under federal health care programs. In addition, the federal physician self-referral law, commonly known as the Stark Law, prohibits physicians and certain other types of practitioners from making referrals for certain designated health services paid in whole or in part by Medicare and Medicaid to entities with which the practitioner or a member of the practitioner’s immediate family has a financial relationship, unless the financial relationship fits within an applicable exception to the Stark Law. The Stark Law also prohibits the entity receiving the referral from seeking payment under the Medicare program for services rendered pursuant to a prohibited referral. Sanctions for violating the Stark Law include civil monetary penalties of up to $30,868 per prohibited service provided, assessments equal to three times the dollar value of each such service provided and exclusion from the Medicare and Medicaid programs. Many states have enacted similar fraud and abuse laws which are not necessarily limited to items and services for which payment is made by federal health care programs. Violations of these laws may result in fines, imprisonment, denial of payment for services, and exclusion from federal and/or other state-funded programs. Other federal and state laws authorize the imposition of penalties, including criminal and civil fines and exclusion from participation in federal health care programs for submitting false claims, improper billing and other offenses. Federal and state government agencies have continued rigorous enforcement of criminal and civil fraud and abuse laws in the health care arena. Our borrowers and lessees are subject to many of these laws, and some of them could in the future become the subject of a governmental enforcement action.

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

Human Capital

LTC recognizes the value of our employees and strives to cultivate a cohesive company culture. We are committed to being a workplace that encourages respect, collaboration, communication, transparency, and integrity. We seek to hire employees with various backgrounds and perspectives.

Our success starts and ends with having the best talent, and as a result, we are focused on attracting, developing and retaining our employees. The average tenure of our employees is more than 12 years with LTC.

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

As of December 31, 2024, we employed 23 people. Our employees are not members of any labor union, and we consider our relations with our employees to be excellent.

Investor Information

We make available to the public free of charge through our internet website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the Securities and Exchange Commission (“SEC”). Our internet website address is www.LTCreit.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

The SEC also maintains an internet website that contains reports, proxy statements and other information we file. The internet address of the SEC website is www.sec.gov.

You may contact our Investor Relations Department at:

LTC Properties, Inc.

3011 Townsgate Road, Suite 220

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

Substantially all of our revenue and sources of cash flows are derived from operating lease rentals and interest earned on outstanding financing receivables, loans receivable and income from our preferred equity investments in unconsolidated joint ventures. Our investments in owned properties, mortgage loans, mezzanine loans, financing receivables and preferred equity investments represent our primary source of liquidity to fund distributions. We do not implement operational decisions with respect to the daily management and marketing of care services offered at our properties. We therefore are dependent upon the performance of our operators and the income and rates we earn on leases and loans. A decrease in occupancy and/or increase in operating costs could have an adverse effect on our lessees and borrowers. For example, due to the Covid-19 pandemic and related public health measures, our lessees and borrowers experienced a decrease in occupancy and an increase in operating costs. There can be no assurance that our lessees and borrowers will have sufficient assets, income, and access to financing to enable them to satisfy, in full, their respective obligations to us. Our financial condition and ability to pay dividends could be adversely affected by financial difficulties experienced by any of our lessees or borrowers, or in the event any such operator does not renew and/or extend its relationship with us at similar or better financial terms.

We and our operators are subject to risks associated with public health crises, including pandemics.

The existence, and effect of public health crises and related government measures to prevent the spread of infectious diseases could adversely impact our company and the financial results of our operators. The operations and occupancy levels at the seniors housing and health care facilities of our lessees and borrowers could be adversely affected by a pandemic including future outbreaks of Covid and its variants, especially if there are infections on a large scale at our properties. The impact of another pandemic could include, early resident move-outs, our operators delaying accepting new residents due to quarantines, potential occupants postponing moves to our operators’ facilities, and/or hospitals cancelling or significantly reducing elective surgeries thereby reducing the number of people in need of skilled nursing care. Operating costs, such as cost increases in staffing and pay, purchases of additional personal protective equipment (“PPE”), and implementation of additional safety protocols, of our lessees and borrowers could rise due to a public health crisis such as another pandemic.

Additionally, health orders, rent moratoriums, and other initiatives by federal, state, and local authorities could affect our operators and our ability to collect rent and/or enforce remedies for the failure to pay rent. The extent to which another pandemic could impact our operations and those of our operators will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, spread and severity of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures. Further, future outbreaks of Covid and its variants, or another pandemic, could generate an adverse trend away from seniors housing and health care facilities to at-home and alternative care services, the occupancy rates of our operators and the value of our real estate investments could be negatively impacted.

The health care industry is heavily regulated by the government and changes in federal, state, or local law could impose negative costs and restrictions on us and our operators.

Our borrowers and lessees who operate health care facilities are subject to extensive regulation by federal, state and local governments. These laws and regulations are subject to frequent and substantial changes resulting from proposed and enacted legislation, adoption of rules and regulations, the scope, administration, and enforcement of regulatory frameworks, and judicial interpretations of preexisting and newly adopted law. These changes may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by both government and other third-party payors. These changes may be applied retroactively. The ultimate timing or effect of these changes cannot be predicted. For instance, CMS periodically adopts new regulations, and in April 2024 finalized minimum staffing standards for long-term care facilities participating in the Medicare and Medicaid programs. The final rule has been challenged in federal court and the rule may be subject to further revision or deferral due to the pending litigation, pending legislation, or administration changes. See Item 1. Business—Health Care Regulation. The failure of any borrower of funds from us or lessee of any of our properties to comply with such laws, requirements and regulations could affect its ability to operate its facility or facilities and could adversely affect such lessee’s or borrower’s ability to make lease or debt payments to us. Further, the ability of our operators to comply with applicable regulations, including minimum staffing requirements, could be adversely impacted by shifts in the labor market and increases in inflation. Additionally, changes in federal, state, or local laws limiting REIT investment in the health care industry, reducing health care related benefits for REITs, or requiring additional approvals for health care entities to do business with REITs, could have a material adverse effect on our financial condition and operations.

Federal and state health care cost containment measures including reductions in reimbursement from third-party payors such as Medicare and Medicaid could adversely affect us and the ability of our operators to make payments to us.

The ability of our lessees to generate revenue and profit determines the underlying value of that property to us. Revenues of our skilled nursing center lessees are generally derived from payments for patient care. Sources of such payments include the federal Medicare program, state Medicaid programs, private insurance carriers, health care service plans, health maintenance organizations, preferred provider arrangements, self-insured employers, as well as the patients themselves.

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

We rely on a few major operators.

During the year ended December 31, 2024, approximately 31.3% of our revenues from leases and interest income from real estate investments were generated from three operators. The failure, inability, or unwillingness of any of these operators to meet their obligations to us could materially reduce our cash flow as well as our results of operations.

The extent and pace of inflation could adversely impact our operators’ net income and our results of operations.

Inflation, both real or anticipated as well as any related governmental policies, could adversely affect the economy and the costs of labor, goods and services to our operators. Because lessees and borrowers are typically required to pay all property operating expenses, increases in property-level expenses at our leased and mortgaged properties generally do not directly affect us. However, increased operating costs could have an adverse impact on our lessees and borrowers if increases in their operating expenses exceed increases in their revenue, which may adversely affect their ability to pay rent and interest owed to us. An increase in our lessees’ and borrowers’ expenses and a failure of their revenues to increase at least with inflation could adversely impact their net operating income and our results of operations. In addition, our long-term leases and loans typically contain provisions, such as rent escalators, designed to mitigate the adverse impact of inflation. If the contractual or actual increases in income we receive from our lessees and borrowers do not keep pace with a rise in inflation, our results of operations could be adversely impacted.

We may be unable to renew leases, or the terms of renewals or new leases could be less favorable than current leases.

Approximately 63.0% of our revenue for the year ended December 31, 2024, was derived from operating lease rentals. There can be no assurance that a lessee will operate its lease through expiration or that a lessee will exercise an option to renew its lease upon expiration. In such scenarios, there can be no assurance that we would be able to find a suitable replacement operator, re-lease the property on substantially equivalent or better terms than the prior lease, if at all. Additionally, to retain current or attract new operators, we could be asked to provide rent concessions or undertake capital expenditures to improve properties.

Operator financial or legal difficulties could delay or prevent collection of rent.

If a lessee experiences financial or legal difficulties, it could fail to pay us rent when due, assert counterclaims, or seek bankruptcy protection. In the case of a master lease, this risk is magnified, as a default could reduce or eliminate rental revenue from several properties. Over the past three years, some of our operators have had or continue to have financial or legal difficulties resulting in non-payment of rent. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview—Portfolio Overview—Update on Certain Operators for further discussion. If an operator is unable to comply with the terms of its leases, we could be asked to defer rent or be forced to modify the leases in ways that are unfavorable to us. Alternatively, the failure of an operator to perform its obligations under a lease or other agreements with us could force us to declare a default and terminate the lease. There can be no assurance that we would be able to find a suitable replacement operator, re-lease the property on substantially equivalent or better terms than the prior lease, if at all. If a lessee seeks bankruptcy protection, it could delay our efforts to collect past due amounts owed to us under the applicable lease and ultimately preclude collection of all or a portion of those amounts.

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

We intend to operate so as to qualify as a REIT under the Internal Revenue Code of 1986, as amended (“the Code”). We believe that we have been organized and have operated in a manner which would allow us to qualify as a REIT under the Code beginning with our taxable year ended December 31, 1992. However, it is possible that we have been organized or have operated in a manner which would not allow us to qualify as a REIT, or that our future operations could cause us to fail to qualify. Qualification as a REIT requires us to satisfy numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. For example, in order to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources, and we must pay dividends to stockholders aggregating annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding capital gains). Legislation, new regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification.

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

As a REIT, we are required to distribute at least 90% of our taxable income. Our growth therefore is generally through the investment of new capital in real estate assets. As of December 31, 2024, we had $9.4 million of cash on hand and $280.7 million available under our unsecured revolving line of credit. We also have the ability to access the capital markets through the issuance of $390.3 million of common stock under our equity distribution agreements and an indeterminate amount through the issuance of debt and/or equity securities under an automatic shelf registration statement. We currently believe our liquidity and various sources of available capital are sufficient to fund operations and development commitments, meet debt service obligations, make dividend distributions, and finance potential investments. In the future, however, our ability to access the equity and/or debt markets could be limited. During such times, most of our available capital would be required to meet existing commitments. Limited access to the equity and/or debt markets could negatively impact our growth if we are unable to obtain additional capital, dispose of assets on favorable terms, or acquire health care properties on a competitive basis.

We could incur more debt.

We operate with a policy of incurring debt when it is advisable in the opinion of our Board of Directors. As of December 31, 2024, our indebtedness represented approximately 31.1% of our gross assets. We could incur additional debt by borrowing under our unsecured revolving line of credit, mortgaging properties we own, and/or issuing debt securities in public offerings or private transactions. The degree of indebtedness could affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, or other corporate purposes and make us more vulnerable to a downturn in business or the economy generally.

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

We have in the past and may in the future develop and/or acquire properties in partnerships and similar joint ventures, including those in which we own a preferred interest, when we believe circumstances warrant this type of investment. Our organizational documents do not limit the amount of available funds that we can invest in partnerships or other joint venture structures. As of December 31, 2024, we had eight active joint ventures with a total LTC equity investment of $378.6 million. Investments in partnerships and joint ventures, including limited liability companies, involve risks such as the following:

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

General Risk Factors

We are dependent on key personnel.

Our four executive officers and other senior officers have a significant role in our success. Our ability to retain our management group or to attract suitable replacements should any member of the management group leave is dependent on the competitive nature of the employment market. The loss of services from key members of the management group or a limitation in their availability could adversely affect our business and could be negatively perceived in the capital markets.

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

The United States capital markets could experience significant price volatility, dislocations, and liquidity disruptions, due to global trade disputes and tariffs, international geopolitical events, and infectious disease outbreaks. This could cause market prices of many securities, including our common stock, to fluctuate substantially. Uncertainty in the stock and credit markets could negatively impact our ability to access financing at reasonable terms, which could negatively impact our ability to acquire properties and otherwise pursue our investment strategy. A prolonged downturn in the stock or credit markets could cause other unknown negative impacts on us and the economy.

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

We and our operators rely on information systems to process, transmit, and store financial transactions and records, operator and lease data, and other confidential information. We are not aware of any material losses to our business or results of operations due to information system failures, data breaches, or cybersecurity incidents. However, information systems are vulnerable to threats, failures, breaches, or incidents due to improper functioning and unauthorized access from physical or electronic break-ins, computer viruses, and similar disruptions, including by hackers, foreign governments, and cyber terrorists. We and our operators rely on information technology and on numerous third-party providers for information technology services, and we and our operators face similar risks relating to these providers. We cannot be certain that their information system and cybersecurity protocols are sufficient to withstand a data breach or cybersecurity incident. The inability to maintain proper function, security, and availability of our and our operators’ information systems and the data maintained in those systems could interrupt our operations, damage our reputation, harm our business relationships, or increase our information systems, cybersecurity and insurance costs. The rapid evolution and increasing prevalence of artificial intelligence technologies may also increase our and our operators’ risks of information system failures, data breaches, or cybersecurity incidents. Further, an information system or cybersecurity threat, failure, data breach, or incident on an operator could impact their operations and ability to perform under the terms of their lease with us. While we maintain insurance coverage that may, subject to policy terms and conditions including deductibles, cover specific aspects of information system and cybersecurity risks, such insurance coverage may be insufficient to cover all losses. As information system and cybersecurity risks continue to evolve, we may be required to expend additional resources to continue to enhance our information system and cybersecurity measures and to investigate and remediate any information system and cybersecurity vulnerabilities.

Data privacy security failures or breaches could expose us to regulatory and other liability.

We and our operators are subject to various federal and state laws governing privacy and security of personally identifiable information. Despite safeguards by us and our operators, a data privacy security failure or breach could occur as a result of unintentional or deliberate acts to obtain unauthorized access to information, or to destroy, manipulate, or sabotage data. Further, new technologies such as artificial intelligence may be more capable at evading safeguards. Information system threats, failures breaches, or incidents also could result in the loss or release of personally identifiable information. A privacy or cybersecurity failure or breach could cause a loss of business, regulatory enforcement, substantial legal liability, and reputational harm. Where the failure or breach affects an operator, this could jeopardize the operator’s ability to fulfill its obligations to us. Further, the adoption of new privacy and cybersecurity laws at the federal and state level could require us and our operators to incur significant compliance costs.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Cybersecurity is an integral part of risk management at our company. We have engaged a third-party cybersecurity firm along with our information technology director to monitor the cybersecurity risk facing our company and provide quarterly update to the Board of Directors (the “Board”). Cybersecurity is overseen by the Board and the Audit Committee of the Board (the “Audit Committee”). Pursuant to its charter, the Audit Committee has the responsibility and duty to review and discuss with management on a regular basis our company’s programs, policies and procedures related to information security and data protection, including data privacy and network security, as they relate to financial reporting. The Board and the Audit Committee receive reports on cybersecurity from management at least quarterly and more often as needed. These reports on cybersecurity typically encompasses the nature and threats, defense and detection capabilities, and training activities at our company.

We routinely provide education, such as simulated phishing campaigns, to our employees to mitigate material risks from cybersecurity threats. This education includes cybersecurity training for new employees and training modules sent monthly to all employees. We also use various authentication technologies and third-party monitoring to mitigate material risks from cybersecurity threats. We annually retain a third-party vendor to test our information systems security and we annually review information systems security protocols of our vendors that interact with our financial data. We maintain insurance coverage that may, subject to policy terms and conditions, including deductibles, cover particular aspects of cybersecurity risk, such as data breaches, ransomware, social engineering and computer system fraud. However, it is possible such coverage may not fully insure all future costs or losses associated with all types of cybersecurity incidents such as ransomware.

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

Owned Properties. The following table sets forth certain information regarding our owned properties as of December 31, 2024 (dollars amounts in thousands):

							Remaining
	No. of	No. of	No. of		No. of		Lease	Gross
Location	ALFs	SNFs	Others		Beds/Units	Encumbrances	Term (1)	Investments
Alabama	—	1	—		174	$—	16	$10,419
Arizona	—	3	—		613	—	56	28,496
California	3	1	—		402	—	33	69,717
Colorado	12	—	—		657	—	62	102,381
Florida	—	4	—		456	—	22	32,865
Georgia	1	—	—		70	—	12	15,098
Illinois	5	—	—		418	—	52	89,662
Kansas	8	—	—		431	—	57	60,279
Kentucky	—	2	—		286	—	108	48,716
Michigan	2	—	—	(2)	156	—	5	22,671
Missouri	1	2	—		253	—	66	52,952
Nevada	—	—	1		118	—	62	11,062
New Jersey	3	—	—		166	—	36	59,059
New Mexico	—	5	—		608	—	16	42,920
N. Carolina	5	—	—		210	—	61	14,980
Ohio	8	2	—		822	—	81	144,353
Oklahoma	5	—	—		184	—	22	11,068
Oregon	2	1	—		285	—	53	38,279
S. Carolina	2	2	—		387	—	16	41,902
Tennessee	—	2	—		141	—	12	5,275
Texas	9	20	—		2,910	—	54	306,871
Virginia	—	4	—		500	—	13	30,209
Wisconsin	6	1	—		580	—	73	93,844
TOTAL	72	50	1		10,827	$—	53	$1,333,078
(1)	Weighted average remaining months in lease term as of December 31, 2024.

(2)	Includes three parcels of land held-for-use.

The following chart represents the 10 states with the highest percentage of gross investment for our owned properties as of December 31, 2024:

Percent of Gross Investment
Texas, 23.0%
Ohio, 10.8%
Colorado, 7.7%
Wisconsin, 7.0%
Illinois, 6.7%
California, 5.2%
Kansas, 4.5%
New Jersey, 4.4%
Missouri, 4.0%
Kentucky, 3.7%
Other states, 23.0%

The following table sets forth certain information regarding our lease expirations for our owned properties as of December 31, 2024 (dollars amounts in thousands):

						Annualized	% of Annualized
	No. of	No. of	No. of	No. of	No. of	Rental	Rental Income
Year	ALFs	SNFs	Others	Beds/Units	Operators	Income (1)	Expiring
2025	13	2	—	948	5	$4,406	3.9%
2026	7	15	—	2,216	6	18,694	16.4%
2027	10	—	—	704	3	11,271	9.9%
2028	1	14	—	1,848	4	13,125	11.5%
2029	17	5	—	1,657	3	14,392	12.6%
2030	6	5	1	1,063	4	15,427	13.5%
2031	17	—	—	1,146	3	15,588	13.7%
2032	—	5	—	429	1	6,168	5.5%
2033	1	4	—	816	2	14,862	13.0%
TOTAL	72	50	1	10,827		$113,933	100.0%
(1)	Represents annualized contractual GAAP rent for leased properties, excluding variable rental income from lessee reimbursement of our real estate taxes, for the month of December 2024 for investments as of December 31, 2024.

Financing Receivables. The following table sets forth certain information regarding our financing receivables as of December 31, 2024 (dollar amounts in thousands):

	Type	Number	Number	Initial	Average			Annualized Interest
	of	of	of	Contractual	Months	Gross	LTC	Income from
State	Properties	Properties	Beds/Units	Cash Yield	to Maturity	Investments	Contributions	Financing Rec
FL	SNF	3	299	7.25%	93	$76,603	$62,278	$5,608
NC	ALF/MC	11	523	7.25%	97	121,419	117,588	9,714
NC/SC	ILF/ALF/MC	13	523	7.25%	114	122,460	64,450	9,502
NC	ALF	4	217	7.25%	114	41,000	37,985	3,181
		31	1,562			$361,482	$282,301	$28,005

Mortgage Loans. The following table sets forth certain information regarding our mortgage loans as of December 31, 2024 (dollars amounts in thousands):

					Average	Original		Current
	No. of	No. of	No. of	Interest	Months to	Face Amount	Gross	Annual Debt
Location	SNFs (1)	ALFs (1)	Beds/ Units	Rate	Maturity	of Mortgage Loans	Investments	Service (2)
Florida	—	3	204	7.8%-8.8%	9	$20,706	$20,706	$1,667
Illinois	1	—	150	8.8%	41	16,500	16,500	1,464
Michigan	21	1	2,661	8.8%-11.1%	222	278,197	267,778	28,955
North Carolina	—	1	45	7.25%	—	10,750	10,750	790
TOTAL	22	5	3,060		191	$326,153	$315,734	$32,876
(1)	Consists of nine mortgage loans in four states with six borrowers. Additionally, during 2024, we committed to fund a $26,120 mortgage loan for the construction of a 116-unit independent living, assisted living and memory care community in Illinois. The borrower contributed $12,300 of equity which will initially fund the construction. Once all of the borrower’s equity has been drawn, we will begin funding the commitment. The loan term is approximately six years at a current rate of 9.0% and an IRR of 9.5%.

(2)	Includes principal and interest payments.

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

Item 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “LTC”.

Holders

As of February 18, 2025, we had approximately 393 holders of our common stock, as determined by counting our record holders and the number of participants reflected in a security position listing provided to us by the Depository Trust Company. Because such “DTC participants” are brokers and other institutions holding shares of our common stock on behalf of their customers, we do not know the actual number of unique stockholders represented by these record holders.

Dividend

We declared and paid total cash distributions on common stock as set forth below:

	Declared		Paid
	2024	2023	2024	2023
First quarter	$0.57	$0.57	$0.57	$0.57
Second quarter	$0.57	$0.57	$0.57	$0.57
Third quarter	$0.57	$0.57	$0.57	$0.57
Fourth quarter	$0.57	$0.57	$0.57	$0.57
	$2.28	$2.28	$2.28	$2.28

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

This graph compares the cumulative total stockholder return on our common stock from December 31, 2019 to December 31, 2024 with the cumulative stockholder total return of (1) the Standard & Poor’s 500 Stock Index and (2) the NAREIT Equity REIT Index. The comparison assumes $100 was invested on December 31, 2019 in our common stock and in each of the foregoing indices and assumes the reinvestment of dividends.

LTC Properties, Inc.

Total Return Performance
LTC Properties, Inc.
FTSE NAREIT Equity REITs Index
S&P 500 Index
Index Value
200
150
100
50
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24

	Period Ending
Index	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
LTC Properties, Inc.	$100.00	$92.44	$86.19	$95.26	$92.16	$105.93
NAREIT Equity	$100.00	$92.00	$131.78	$99.67	$113.35	$123.25
S&P 500	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02

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

Item 6. [Reserved]

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

The following graph summarizes our gross investments as of December 31, 2024:

Substantially all of our revenues and sources of cash flows from operations are derived from operating lease rentals, interest earned on outstanding loans receivable and income from investments in unconsolidated joint ventures. Our investments in owned properties, financing leases, mortgage loans, mezzanine loans and preferred equity investments represent our primary source of liquidity to fund distributions and are dependent upon the performance of the operators on their lease and loan obligations and the rates earned thereon. To the extent that the operators experience operating difficulties and are unable to generate sufficient cash to make payments to us, there could be a material adverse impact on our consolidated results of operations, liquidity and/or financial condition. To mitigate this risk, we monitor our investments through a variety of methods determined by property type and operator. Our monitoring process includes periodic review of financial income statements for each facility, periodic review of operator credit, scheduled property inspections and review of covenant compliance.

In addition to our monitoring and research efforts, we also structure our investments to help mitigate payment risk. Some operating leases, financing leases and loans are credit enhanced by guaranties, security deposits and/or letters of credit. In addition, operating leases are typically structured as master leases and loans are generally cross-defaulted and cross-collateralized with other loans, operating leases or agreements between us and the operator and its affiliates.

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

In 2025, we are evaluating and anticipating entering into structures provided in the REIT Investment Diversification and Empowerment Act of 2007 (commonly referred to as “RIDEA”) as permitted by the Housing and Economic Recovery Act of 2008. Under a typical RIDEA structure, we would have certain oversight approval rights and the right to review operational and financial reporting information, but our operators will ultimately control the day-to-day business of the property. Offering RIDEA structures will be a further aspect of our traditional strategy of investing through vehicles such as triple-net leases, mortgage loans, and structured finance. We believe that RIDEA structures will provide us with additional investment opportunities. We also have identified several opportunities to cooperatively convert existing triple-net leases into RIDEA structures. To develop and implement RIDEA structures, we may need to commit financial and operational resources. While we anticipate that adding RIDEA transactions will be positive for our business model, our ability to succeed in this new focus will be determined by numerous factors, including our ability to identify suitable investments and our relationship with operators of RIDEA structures.

We believe our business model has enabled and will continue to enable us to maintain the integrity of our property investments, including in response to financial difficulties that may be experienced by operators. We have traditionally taken and will continue to take a conservative approach to managing our business, choosing to maintain liquidity and exercise patience until favorable investment opportunities arise.

Portfolio Overview

The following tables summarize our real estate investment portfolio as of December 31, 2024 (dollar amounts in thousands):

						Twelve Months Ended
						December 31, 2024
		Number of			Percentage			Percentage
	Number of	SNF	ALF	Gross	of	Rental		of Total
Owned Properties	Properties (1)	Beds (2)	Units (2)	Investments	Investments	Revenue		Revenues
Assisted Living	72	—	4,360	$723,010	34.6%	$51,537		28.3%
Skilled Nursing	50	6,113	236	598,063	28.6%	63,479		34.9%
Other (3)	1	118	—	12,005	0.6%	1,124		0.6%
Total Owned Properties	123	6,231	4,596	1,333,078	63.8%	116,140	(4)	63.8%

		Number of			Percentage	Interest Income		Percentage
	Number of	SNF	ALF	Gross	of	from Financing		of Total
Financing Receivables	Properties (1)	Beds	Units	Investments	Investments	Receivable		Revenues
Assisted Living	28	—	1,263	284,879	13.6%	16,052		8.8%
Skilled Nursing	3	299	—	76,603	3.7%	5,611		3.1%
Total Financing Receivables	31	299	1,263	361,482	17.3%	21,663		11.9%

		Number of			Percentage	Interest Income		Percentage
	Number of	SNF	ALF	Gross	of	from Mortgage		of Total
Mortgage Loans	Properties (1)	Beds	Units	Investments	Investments	Loans		Revenues
Assisted Living	5	—	334	44,209	2.1%	3,540		1.9%
Skilled Nursing	22	2,726	—	271,525	13.0%	33,021		18.1%
Total Mortgage Loans	27	2,726	334	315,734	15.1%	36,561	(5)	20.0%

		Number of			Percentage	Interest		Percentage
	Number of	SNF	ALF	Gross	of	and other		of Total
Notes Receivable	Properties (1)	Beds	Units	Investments	Investments	Income		Revenues
Assisted Living	6	—	765	46,150	2.2%	4,911		2.7%
Skilled Nursing	—	—	—	1,567	0.1%	353		0.2%
Total Notes Receivable	6	—	765	47,717	2.3%	5,264	(5)	2.9%

		Number of			Percentage	Income from		Percentage
	Number of	SNF	ALF	Gross	of	Unconsolidated		of Total
Unconsolidated Joint Ventures	Properties (1)	Beds	Units	Investments	Investments	Joint Ventures		Revenues
Assisted Living	2	—	376	19,340	1.0%	1,558		0.9%
Skilled Nursing	1	104	—	11,262	0.5%	884		0.5
Total Unconsolidated Joint Ventures	3	104	376	30,602	1.5%	2,442		1.4%

Total Portfolio	190	9,360	7,334	$2,088,613	100.0%	$182,070		100.0%

	Number	Number of			Percentage
	of	SNF	ALF	Gross	of
Summary of Properties by Type	Properties (1)	Beds (2)	Units (2)	Investments	Investments
Assisted Living	113	—	7,098	$1,117,588	53.5%
Skilled Nursing	76	9,242	236	959,020	45.9%
Other (3)	1	118	—	12,005	0.6%
Total Portfolio	190	9,360	7,334	$2,088,613	100.0%
(1)	We have investments in owned properties, properties we own accounted for as financing receivables, mortgage loans, notes receivable and unconsolidated joint ventures in 25 states to 30 different operators.

(2)	See Item 2. Properties for discussion of bed/unit count.

(3)	Includes three parcels of land held-for-use and one behavioral health care hospital.

(4)	Excludes $12,951 variable rental income from lessee reimbursement of our real estate taxes, $3,508 rental income from properties sold and the straight-line rent receivable write-off of $321 related to converting a lease to fair market rent.

(5)	Exclude interest income from mortgage and notes receivable loans of $8,655 and $2, respectively, that have been paid off.

As of December 31, 2024, we had $1.7 billion in carrying value of net investments, consisting of $925.8 million or 55.3% invested in owned and leased properties, $357.9 million or 21.4% invested in properties we own accounted for as financing receivables, $312.6 million or 18.7% invested in mortgage loans secured by first mortgages, $47.2 million or 2.8% in notes receivable and $30.6 million or 1.8% in unconsolidated joint ventures.

Rental income, income from financing receivables and interest income from mortgage loans represented 63.0%, 10.3% and 21.5%, respectively, of Total revenues on the Consolidated Statements of Income for the year ended December 31, 2024. In most instances, our lease structure, which pertains to owned properties and those properties we own accounted for as financing receivables, contains fixed annual rental escalations and/or annual rental escalations that are contingent upon changes in the Consumer Price Index. Certain leases have annual rental escalations that are contingent upon changes in the gross operating revenues of the property. This revenue is not recognized until the appropriate contingencies have been resolved.

For the year ended December 31, 2024, we recognized $2.3 million straight-line rental income and $0.8 million in amortization and write-off of lease incentives. For the remaining leases in place at December 31, 2024, assuming no modification or replacement of existing leases and no new leased investments are added to our portfolio, except for the potential subsequent lease extensions and the leases reported below under Update on Certain Operators, we currently expect that the non-cash straight-line rent portion of rental income will decrease from $2.3 million in 2024, which includes $3.2 million of one-time additional straight-line rental income related to restoring accrual basis accounting for two master leases, to a negative $2.9 million for projected annual 2025 representing an adjustment from higher cash rental income to lower GAAP rental income. Our cash rental income is projected to decrease from $131.1 million in 2024 to $130.7 million for projected annual 2025 due to properties sold. In place cash rents are expected to increase by 3.2%. At December 31, 2024, the straight-line rent receivable balance on the consolidated balance sheet was $21.5 million.

Many of our existing leases contain renewal options that, if exercised, could result in the amount of rent payable upon renewal being greater or less than that currently being paid.

During 2024, an operator notified us of its election not to exercise the renewal option on a master lease covering seven skilled nursing centers in California (1), Florida (2), and Virgina (4). The master lease matures in January 2026 and provides two 5-year renewal options. The operator is obligated to pay rent on the portfolio through maturity and is current on rent obligations through February 2025. Subsequent to December 31, 2024, we engaged a broker to sell or re-lease some or all of the properties in the portfolio.

Lease Renewals and Extensions during 2024:

(a)	A master lease covering 11 skilled nursing centers located in Texas with a total of 1,444 beds was amended to extend the lease term to December 31, 2028, with two five-year renewal options. The annual rent increased from $8.0 million to $9.0 million for 2024. Rent will increase to $9.5 million in 2025, and $10.0 million in 2026, escalating 3.1% annually thereafter. As a condition of the amended master lease, the operator paid $12.1 million during 2024, towards its $13.5 million working capital note. The remaining $1.4 million balance of the working capital note is interest-free and will be repaid in installments through 2028.
(b)	Another operator exercised its renewal option under its master lease for five years, from March 2025 through February 2030. Annual cash rent for 2024 was $8.0 million escalating 2.5% annually. The master lease covers 666 beds across four skilled nursing centers, three in Texas and one in Wisconsin, and a behavioral health care hospital in Nevada.

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

During the second quarter of 2024, we funded an additional $5.5 million under a mortgage loan receivable due from an ALG affiliate secured by 13 independent living, assisted living and memory care communities located in North Carolina (12) and South Carolina (1). We then entered into a newly formed $122.5 million joint venture with ALG, whereby we exchanged our $64.5 million mortgage loan receivable for a 53% controlling interest in the JV. Concurrently, ALG contributed these properties to the joint venture for a 47% non-controlling interest. The properties were recorded at fair value, and the fair value of certain properties was determined using the income approach. The JV leased the properties to an ALG affiliate under a 10-year master lease, with two five-year renewal options and provided the seller-lessee with a purchase option exercisable through 2028, with an exit IRR of 8.0%.

During the second quarter of 2024, we also funded an additional $2.8 million under a mortgage loan receivable due from an ALG affiliate secured by four assisted living communities located in North Carolina. We then entered into another newly formed $41.0 million joint venture with ALG, whereby we exchanged $38.0 million of mortgage loan receivables for a 93% controlling interest in the JV. Concurrently, ALG contributed these properties and a parcel of land to the joint venture for a 7.0% non-controlling interest. The properties were recorded at fair value, and the fair value of the properties was determined using the income approach. The JV leased the properties to an ALG affiliate under a 10-year master lease, with two five-year renewal options and provided the seller-lessee with a purchase option exercisable through 2028, with an exit IRR of 8.0%. All of our investments with ALG are now cross-defaulted and cross-collateralized, providing us with added security.

We determined that these joint venture transactions meet the criteria to be presented as financing receivables and that we exercise power over and receive benefits from each of these joint ventures, thus consolidated them as Financing Receivables on our Consolidated Balance Sheets.

Additionally, we have a controlling interest in a separate consolidated JV with ALG. These communities are located in North Carolina and are accounted for as financing receivables. During the second quarter of 2024, we deferred a portion of consolidated JV income totaling $3.0 million for May through December 2024. We also agreed to reduce rent from a lease on an assisted living community in South Carolina operated by ALG to $0 for May through December 2024, with quarterly market-based rent resets thereafter. We wrote-off $321,000 of straight-line rent receivable related to this lease during the three months ended June 30, 2024. During the fourth quarter of 2024, the property was transitioned to an operator new to us under a two-year lease, with a one-year extension option. The initial rent for the first three months is zero, with quarterly market-based resets. The new lease includes a purchase option that can be exercised between September and November of 2026.

Prestige Healthcare

Prestige Healthcare (“Prestige”) operates 21 skilled nursing centers located in Michigan secured under four mortgage loans and two skilled nursing centers located in South Carolina under a master lease. Prestige is our largest operator based upon revenues and assets representing 15.6% of our total revenues and 14.6% of our total assets as of December 31, 2024.

During the fourth quarter of 2023, we amended the mortgage loan with Prestige which was subject to the previously agreed upon interest deferral. Effective January 1, 2024, the minimum mortgage interest payment due to us is based on an annual current pay rate of 8.5% on the outstanding loan balance. The contractual interest rate on the loan, at the time of the amendment of 10.8% remained unchanged. The amendment also provides us the right to draw on Prestige’s security to pay the difference between the contractual rate and current pay rate.

During the year ended December 31, 2024, Prestige increased the security by $6.9 million from its receipt of retroactive Medicaid funds. We received full contractual interest through December 2024 from payments received from Prestige after applying $4.3 million of its security. We expect to receive full contractual cash interest through at least 2025.

Other Operators

During 2024, an operator notified us of its election not to exercise the renewal option on a master lease covering seven skilled nursing centers in California (1), Florida (2), and Virgina (4). The master lease matures in January 2026 and provides two 5-year renewal options. The operator is obligated to pay rent on the portfolio through maturity and is current on rent obligations through February 2025. Subsequent to December 31, 2024, we engaged a broker to sell or re-lease some or all of the properties in the portfolio.

Furthermore, subsequent to December 31, 2024, a master lease covering two skilled nursing centers in Tennessee that was scheduled to mature in December 2025, was amended extending the maturity to December 31, 2026 and the master lease purchase option window which expired on December 31, 2024, was extended for another year to December 31, 2025.

2024 Transactions Overview

The following tables summarize our transactions in 2024 (dollar amounts in thousand):

Investment in Improvement Projects

Amount
Assisted Living Communities	$12,431
Skilled Nursing Centers	1,246
Total	$13,677

Properties Sold

	Type	Number		Number
	of	of		of	Sales		Carrying	Net
State	Properties	Properties		Beds/Units	Price		Value	(Loss) Gain (2)
Colorado	ALF	1		—	$5,250		$4,058	$1,097
Florida	ALF	1		60	4,500		4,579	(289)
Texas	ALF	5		208	1,600		1,282	(390)
Texas	ALF	2		—	500		389	—
Texas	ALF	1		80	7,959	(3)	4,314	3,635
Wisconsin	ALF	1		110	20,193	(4)	16,195	3,986
n/a	n/a	—		—	—		—	(60)	(5)
		11	(1)	458	$40,002		$30,817	$7,979
(1)	Subsequent to December 31, 2024, we sold a 29-unit assisted living community in Oklahoma for $670. Upon sale, the property was removed from a master lease covering five assisted living communities in Oklahoma and rent under the master lease was not reduced as a result of the sale. At December 31, 2024, the community was classified as held-for-sale.

(2)	Calculation of net gain (loss) includes cost of sales and write-off of straight-line rent receivable and lease incentives, when applicable.

(3)	As part of the negotiated sale, we received an additional $441 representing rental income through lease maturity in January 2025.

(4)	Represents the price to sell our portion of interest in a JV, net of the JV partner’s $2,305 contributions in the joint venture.

(5)	We recognized additional loss due to additional incurred costs related to properties sold during 2023.

Investment in Financing Receivables

	2024
Investment and funding under financing receivables	$163,557	(1)
Amortization of capital costs	(87)
Provision for loan loss reserve	(1,635)	(1)
	$161,835
(1)	During the second quarter of 2024, we entered into a newly formed $122,460 JV with ALG, whereby we exchanged our $64,450 mortgage loan receivable due from an ALG affiliate for a 53% controlling interest in the JV. This mortgage loan was secured by 13 ALFs and MCs located in North Carolina (12) and South Carolina (1). Concurrently, ALG contributed these properties to the joint venture for a 47% non-controlling interest. The properties were recorded at fair value, and the fair value of certain properties was determined using the income approach. The JV leased the properties to an ALG affiliate under a 10-year master lease, with two five-year renewal options and provided the seller-lessee with a purchase option exercisable through 2028, with an exit IRR of 8.0%. During the second quarter of 2024, we also entered into another newly formed $41,000 JV with ALG, whereby we exchanged $37,985 mortgage loan receivables due from an ALG affiliate for a 93% controlling interest in the JV. This mortgage loan was secured by four ALFs located in North Carolina. Concurrently, ALG contributed these properties and a parcel of land to the joint venture for a 7% non-controlling interest. The properties were recorded at fair value, and the fair value of the properties was determined using the income approach. The JV leased the properties to an ALG affiliate under a 10-year master lease, with two five-year renewal options and provided the seller-lessee with a purchase option exercisable through 2028, with an exit IRR of 8.0%.

(2)	We recorded an aggregate provision for credit losses of $1,635 equal to 1.0% of the combined balance of joint venture investments as explained above.

Investment in Mortgage Loans

	Amount
Originations and funding under mortgage loans receivable	$21,833	(1)
Exchange of mortgage loans for controlling interests in joint ventures accounted for as financing receivables	(102,435)	(2)
Pay-offs received	(85,204)	(3)
Application of interest reserve	169
Scheduled principal payments received	(701)
Mortgage loan premium amortization	(8)
Recovery of loan loss reserve	1,663
Net decrease in mortgage loans receivable	$(164,683)
(1)	The following funding occurred during 2024:

(a)	$12,753 under a $19,500 mortgage loan commitment for the construction of an 85-unit ALF and MC in Michigan. The borrower contributed $12,100 of equity upon origination in July 2023, which was used to initially fund the construction. Our remaining commitment is $6,747. The interest-only loan term is approximately three years at a rate of 8.75%, and includes two, one-year extensions, each of which is contingent on certain coverage thresholds;

(b)	$5,546 of additional funding under a mortgage loan receivable agreement with an ALG affiliate secured by 13 ALFs and MCs in North Carolina (12) and South Carolina (1). During the three months ended June 30, 2024, we exchanged this $64,450 mortgage loan receivable for a controlling interest in a JV investment with an ALG affiliate. See Financing Receivables above for more information;

(c)	$2,766 of additional funding under a mortgage loan receivable agreement with an ALG affiliate secured by four ALFs in North Carolina. During the three months ended June 30, 2024, we exchanged this $37,985 mortgage loan receivable for a controlling interest in a JV investment with an ALG affiliate. See Financing Receivables above for more information; and

(d)	$768 of additional funding under various loans.

(2)	The following occurred:

(a)	$64,450 mortgage loan receivable due from an ALG affiliate was exchanged for a controlling interest in a JV. See (1)(b) above for more information; and

(b)	$37,985 mortgage loan receivable due from an ALG affiliate was exchanged for a controlling interest in a JV. See (1)(c) above for more information.

(3)	The following payoffs/paydowns were received during 2024:
(a)	The payoff of a $51,111 mortgage loan receivable secured by a 203-unit ILF, ALF and MC in Georgia;

(b)	The payoff of a $2,013 mortgage loan secured by a parcel of land in Missouri;

(c)	The payoff of a $29,347 mortgage loan secured by a 189-bed SNF in Louisiana; and

(d)	A partial principal paydown of $2,733 related to the sale of a SNF securing the mortgage loan previously secured by 15 SNFs in Michigan.

Investment in Unconsolidated Joint Ventures

During 2024, we originated a $12.7 million mortgage loan to a current operator secured by a SNF/ALF campus in Texas. The investment commitment amount includes $11.2 million funded during 2024, an interest reserve of $0.8 million and a capital expenditure reserve of $0.8 million. In accordance with GAAP, this mortgage loan was determined to be an acquisition, development and construction (“ADC”) loan and is accounted for as an unconsolidated JV. The campus has 104 beds (70 skilled nursing and 34 assisted living). The five-year mortgage loan is interest-only.

Investment in Notes Receivable

	Amount
Advances under notes receivable	$340
Principal payments received under notes receivable	(13,434)	(1)
Write-off of notes receivable	(290)	(2)
Recovery of credit losses	134
Net decrease in notes receivable	$(13,250)
(1)	During 2024, we received $12,103 towards the paydown of a $13,531 working capital note. The remaining $1,428 balance of the working capital note is interest free and will be repaid in installments through 2028. Additionally, we received an aggregate of $1,331 related to the payoff of three working capital notes.

(2)	During 2024, we wrote-off an uncollectible working capital notes.

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

The following table reflects our recent historical trends of concentration risk (gross investment, in thousands):

	12/31/24	9/30/24	6/30/24	3/31/24	12/31/23
Asset mix:
Real property	$1,333,078	$1,342,188	$1,342,069	$1,342,921	$1,379,332
Financing receivables	361,482	361,504	361,525	197,990	198,012
Mortgage Loan receivables	315,734	364,414	393,375	485,095	482,080
Notes receivable	47,717	48,173	58,995	60,551	61,101
Unconsolidated joint ventures	30,602	30,602	30,504	19,340	19,340
Real estate investment mix:
Assisted living communities	$1,117,588	$1,165,395	$1,166,053	$1,096,573	$1,133,543
Skilled nursing centers	959,020	959,482	1,001,532	991,540	991,492
Other (1)	12,005	12,005	12,005	14,844	14,830
Under development	—	9,999	6,878	2,940	—
Operator mix:
ALG Senior	$295,629	$307,308	$307,308	$249,882	$298,816
Prestige Healthcare (1)	269,022	269,345	272,081	272,338	272,465
Encore Senior Living	195,276	191,988	187,645	183,345	179,753
HMG Healthcare, LLC	166,716	166,833	176,877	178,422	178,422
Anthem Memory Care, LLC	156,407	156,407	156,407	156,407	156,312
Remaining operators	1,005,563	1,055,000	1,086,150	1,065,503	1,054,097
Geographic mix:
Texas	$318,133	$323,737	$328,428	$320,214	$328,467
North Carolina	301,468	301,142	300,893	234,918	234,665
Michigan	290,450	287,795	287,389	283,708	280,857
Ohio	144,353	144,229	143,115	142,897	142,669
Florida	130,174	130,196	130,218	130,240	137,941
Remaining states	904,035	959,782	996,425	993,920	1,015,266
(1)	As of December 31, 2024, we have three parcels of land. These parcels are located adjacent to properties securing the Prestige Healthcare mortgage loan and are managed by Prestige.

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

Balance Sheet Metrics

	Year Ended		Quarter Ended
	12/31/24		12/31/24			9/30/24			6/30/24			3/31/24			12/31/23
Debt to gross asset value	31.1%		31.1%		(1)	34.5%		(1)	37.6%		(6)	38.9%		(1)	39.5%
Debt to market capitalization ratio	30.3%		30.3%		(2)	32.3%		(4)	36.5%		(7)	37.9%		(9)	39.2%
Interest coverage ratio (11)	4.0	x	4.7	x	(3)	4.2	x	(5)	3.7	x	(8)	3.5	x	(10)	3.3	x
Fixed charge coverage ratio (11)	4.0	x	4.7	x	(3)	4.2	x	(5)	3.7	x	(8)	3.5	x	(10)	3.3	x
(1)	Decreased due to decrease in outstanding debt partially offset by decrease in gross asset value.

(2)	Decreased due to decrease in outstanding debt partially offset by decrease in market capitalization from lower stock price.

(3)	Increased due to decrease in interest expense and increase in rental income partially offset by decrease in other income.

(4)	Decreased due to decrease in outstanding debt and increase in market capitalization resulting from the sale of common stock under our Equity Distribution Agreements as well as increase in stock price.

(5)	Increase due to decrease in interest expense and increase in rental and other income.

(6)	Decreased due to increase in gross asset value.

(7)	Decreased due to increase in market capitalization.

(8)	Increased primarily due to increase in rental income from acquisitions, contractual rent increases and annual escalations.

(9)	Decreased due to decrease in outstanding debt and increase in market capitalization from issuance of common stock.

(10)	Increased due to decrease in interest expense.

(11)	In calculating our interest coverage and fixed charge coverage ratios above, we use EBITDAre, which is a financial measure not derived in accordance with GAAP (non-GAAP financial measure). EBITDAre and Adjusted EBITDAre are not alternatives to net income, operating income or cash flows from operating activities as calculated and presented in accordance with GAAP. You should not rely on EBITDAre and Adjusted EBITDAre as a substitute for any such GAAP financial measures or consider it in isolation, for the purpose of analyzing our financial performance, financial position or cash flows. Net income is the most directly comparable GAAP measure to EBITDAre and Adjusted EBITDAre.

	Year to Date		Quarter Ended
	12/31/24		12/31/24		9/30/24		6/30/24		3/31/24		12/31/23
Net income	$94,879		$19,590		$30,862		$19,738		$24,689		$28,670
Less: Gain on sale	(7,979)		(1,097)		(3,663)		32		(3,251)		(16,751)
Add: Impairment loss	6,953		6,953		—		—		—		3,265
Add: Interest expense	40,336		8,365		10,023		10,903		11,045		12,419
Add: Depreciation and amortization	36,367		9,194		9,054		9,024		9,095		9,331
EBITDAre	170,556		43,005		46,276		39,697		41,578		36,934
(Less)/Add : Non-recurring one-time items	(8,907)	(1)	(3,379)	(2)	(4,173)	(3)	1,022	(4)	(2,377)	(5)	3,561	(6)
Adjusted EBITDAre	$161,649		$39,626		$42,103		$40,719		$39,201		$40,495

Interest expense	$40,336		$8,365		$10,023		$10,903		$11,045		$12,419

Interest coverage ratio	4.0	x	4.7	x	4.2	x	3.7	x	3.5	x	3.3	x

Interest expense	$40,336		$8,365		$10,023		$10,903		$11,045		$12,419
Total fixed charges	$40,336		$8,365		$10,023		$10,903		$11,045		$12,419

Fixed charge coverage ratio	4.0	x	4.7	x	4.2	x	3.7	x	3.5	x	3.3	x
(1)	Includes explanations (2)-(5) below.

(2)	Includes a one-time additional straight-line income of $3,158 related to restoring accrual basis accounting for two master leases, recovery of credit losses of $511 related to a mortgage loan receivable write-off, partially offset by $290 provision for credit losses related to the write-off of an uncollectible loan receivable.

(3)	Includes an aggregate one-time income of $4,493 received from three former operators, the recovery of provisions for credit losses of $293 related to a mortgage loan receivable payoff, partially offset by the uncollectible effective interest write-off of $613 related to the partial paydown of a mortgage loan receivable.

(4)	Includes $321 write-off of an uncollectible straight-line rent receivable, $1,635 provision for credit losses related to acquisitions totaling $163,460 accounted for as financing receivables, partially offset by $934 recovery of provision for credit losses related to the payoffs of mortgage loan receivables.

(5)	Represents the repayment of an operator rent credit received from the buyer/lessee in connection with the sale of a 110-unit ALF in Wisconsin.

(6)	Represents the write-off of an uncollectible working capital note related to the sale and transition of 10 ALFs.

We evaluate our key performance indicators in conjunction with current expectations to determine if historical trends are indicative of future results. Our expected results may not be achieved and actual results may differ materially from our expectations. This may be a result of various factors, including, but not limited to:

●	the status of the economy;
●	the status of capital markets, including prevailing interest rates;
●	compliance with and changes to regulations and payment policies within the health care industry;
●	changes in financing terms;
●	competition within the health care and seniors housing industries;
●	changes in federal, state and local legislation; and
●	the duration, spread and severity of a public health crises such as a pandemic.

Management regularly monitors the economic and other factors listed above. We develop strategic and tactical plans designed to improve performance and maximize our competitive position. Our ability to achieve our financial objectives is dependent upon our ability to effectively execute these plans and to appropriately respond to emerging economic, health care and company-specific trends.

Operating Results

Year ended December 31, 2024 compared to year ended December 31, 2023 (in thousands):

	Years ended December 31,
	2024		2023		Difference
Revenues:
Rental income	$132,278		$127,350		$4,928	(1)
Interest income from financing receivables	21,663		15,243		6,420	(2)
Interest income from mortgage loans	45,216		47,725		(2,509)	(3)
Interest and other income	10,690		6,926		3,764	(4)
Total revenues	209,847		197,244		12,603

Expenses:
Interest expense	40,336		47,014		6,678	(5)
Depreciation and amortization	36,367		37,416		1,049	(6)
Impairment loss	6,953	(7)	15,775	(8)	8,822
Provision for credit losses	741		5,678		4,937	(9)
Transaction costs	819		1,144		325
Property tax expense	12,930		13,269		339
General and administrative expenses	27,243		24,286		(2,957)	(10)
Total expenses	125,389		144,582		19,193

Other operating income:
Gain on sale of real estate, net	7,979	(11)	37,296	(12)	(29,317)
Operating income	92,437		89,958		2,479
Income from unconsolidated joint ventures	2,442		1,504		938	(13)
Net income	94,879		91,462		3,417
Income allocated to non-controlling interests	(3,839)		(1,727)		(2,112)	(2)
Net income attributable to LTC Properties, Inc.	91,040		89,735		1,305
Income allocated to participating securities	(682)		(587)		(95)
Net income available to common stockholders	$90,358		$89,148		$1,210
(1)	Increased due to $3,158 one-time additional straight-line rental income related to restoring accrual basis accounting for two master leases, $2,377 repayment of rent credit in connection with the sale of our interest in a consolidated JV, rental income from acquisitions, annual rent escalations, partially offset by portfolio transitions and property sales.

(2)	Increased primarily due to exchange of two mortgage loan receivables during the second quarter of 2024 for controlling interests in two newly formed JVs that are accounted for as financing receivables.

(3)	Decreased primarily due to explanation (2) above and payoffs, partially offset by mortgage loan originations.

(4)	Increased primarily due to aggregate one-time income of $4,052 received from two former operators, partially offset by working capital note payoffs.

(5)	Decreased due to lower outstanding balance on our revolving line of credit and scheduled principal paydowns on our senior unsecured notes.

(6)	Decreased due to properties sold.

(7)	Represents the impairment loss in connection with the anticipated closure of two assisted living communities totaling 95 units in Ohio and Texas and the subsequent sale of a 29-unit assisted living community located in Oklahoma.

(8)	Represents the impairment loss in connection with the negotiations to sell seven assisted living communities totaling 248 units in Texas and the impairment loss related to three assisted living communities totaling 197 units in Florida and Mississippi due to entering into purchase and sale agreements with sales prices lower than the communities’ carrying values. These properties were sold during 2023 and 2024.

(9)	Decreased primarily due to the $3,561 write-off of an uncollectible working capital loan in 2023 and loan and note payoffs, offset by explanation (2) above.

(10)	Increased due to higher costs related to properties transitioned to new operators, incentive compensation charges, public company costs and the timing of certain expenditures.

(11)	Represents the gain on sale of an 80-unit ALF in Texas, a 110-unit community in Wisconsin and three closed properties located in Texas (two) and Colorado (one), partially offset by the aggregate loss on sale of 6 ALFs located in Texas (five) and Florida (one).

(12)	Represents the aggregate net gain on sale related to 19 ALFs located in Florida (five), Kentucky (one), Mississippi (one), Nebraska (three), New Jersey (one), Oklahoma (one), Pennsylvania (two) and South Carolina (three) and two SNFs in New Mexico during 2023.

(13)	Increased due to additional income from origination of a $12,700 mortgage loan receivable secured by a SNF/ALF in Texas. In accordance with GAAP, this mortgage loan receivable was determined to be an acquisition, development and construction (“ADC”) loan and is accounted for as an unconsolidated JV.

Year ended December 31, 2023 compared to year ended December 31, 2022 (in thousands):

	Years ended December 31,
	2023		2022		Difference
Revenues:
Rental income	$127,350		$128,244		$(894)	(1)
Interest Income from financing receivables	15,243		1,762		13,481	(2)
Interest income from mortgage loans	47,725		40,600		7,125	(3)
Interest and other income	6,926		4,547		2,379	(4)
Total revenues	197,244		175,153		22,091

Expenses:
Interest expense	47,014		31,437		(15,577)	(5)
Depreciation and amortization	37,416		37,496		80
Impairment loss	15,775	(6)	3,422	(7)	(12,353)
Provision for credit losses	5,678		1,528		(4,150)	(8)
Transaction costs	1,144		828		(316)	(9)
Property tax expense	13,269		15,486		2,217
General and administrative expenses	24,286		23,706		(580)	(10)
Total expenses	144,582		113,903		(30,679)

Other operating income:
Gain on sale of real estate, net	37,296	(11)	37,830	(12)	(534)
Operating income	89,958		99,080		(9,122)
Income from unconsolidated joint ventures	1,504		1,504		—
Net income	91,462		100,584		(9,122)
Income allocated to non-controlling interests	(1,727)		(560)		(1,167)	(13)
Net income attributable to LTC Properties, Inc.	89,735		100,024		(10,289)
Income allocated to participating securities	(587)		(580)		(7)
Net income available to common stockholders	$89,148		$99,444		$(10,296)
(1)	Decreased due to decrease in property tax revenue and decrease in rental income from property sales, partially offset by increase in rental income from acquisitions and annual rent escalations.

(2)	Increased due to revenue from the acquisition of 11 ALFs and MCs located in North Carolina for $121,321 during the first quarter of 2023 and the acquisition of three SNFs located in Florida for $75,825 during the third quarter of 2022. In accordance with ASC 842, these transactions are accounted for as financing receivables. See Note 5. Real Estate Investments within our consolidated financial statements for more information.

(3)	Increased primarily due to mortgage loan originations during the first and second quarter of 2023 and the second quarter of 2022, interest escalations and additional funding under mortgage loans.

(4)	Increased primarily due to origination of a $17,000 mezzanine loan during the third quarter of 2023, prepayment fees received in connection with the payoff of two mezzanine loans during the first quarter of 2023, partially offset by lower income from loan payoffs.

(5)	Increased primarily due to higher interest rates and higher outstanding balance on our revolving line of credit primarily used for investing.

(6)	Related to seven ALFs in Texas, two ALFs in Florida and one ALF in Mississippi.

(7)	Related to one ALF in Kentucky, one ALF in Florida and a closed MC located in Florida.

(8)	Increased due to the $3,561 write-off of an uncollectible working capital loan and more originations during 2023 compared to 2022.

(9)	Decreased primarily due to property tax reassessment and properties sold partially offset by acquisitions.

(10)	Increased due to higher compensation charges and increases in overall costs due to inflationary pressures.

(11)	Represents the aggregate net gain on sale related to 19 ALFs located in Florida (five), Kentucky (one), Mississippi (one), Nebraska (three), New Jersey (one), Oklahoma (one), Pennsylvania (two) and South Carolina (three) and two SNFs in New Mexico during 2023.

(12)	Represents the aggregate net gain on sale related to three ALFs (one located in Virginia and two located in California), one SNF located in California and a closed SNF in Texas.

(13)	Increase due to our investment into two joint ventures during 2023.

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

The following table reconciles net income available to common stockholders to FFO attributable to common stockholders (unaudited, amounts in thousands, except per share amounts):

	For the Year Ended December 31,
	2024	2023	2022
GAAP net income available to common stockholders	$90,358	$89,148	$99,444
Add: Depreciation and amortization	36,367	37,416	37,496
Add: Impairment loss	6,953	15,775	3,422
Less: Gain on sale of real estate, net	(7,979)	(37,296)	(37,830)
NAREIT FFO attributable to common stockholders	125,699	$105,043	$102,532
NAREIT FFO attributable to common stockholders per share:
Effect of dilutive securities:
Add: Participating securities	682	587	580
NAREIT Diluted FFO attributable to common stockholders	$126,381	$105,630	$103,112

Weighted average shares used to calculate NAREIT FFO per share:
Shares for basic net income per share	43,743	41,272	39,894
Effect of dilutive securities:
Performance-based stock units	498	86	173
Participating securities	296	256	229
Total effect of dilutive securities	794	342	402
Shares for diluted FFO per share	44,537	41,614	40,296

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

Collectability of operator obligations

We assess the collectability of substantially all our lease, financing receivables and mortgage loan payments through maturity. If collectability is not probable, all or a portion of our straight-line rent receivable, effective interest receivable and other lease receivables may be written-off. In order to assess our payments for collectability, we make assumptions that include evaluating operator’s payment history, the financial strength of the operator, projected future market conditions and contractual amounts and timing of expected payments. Our ability to accurately predict collectability of substantially all of the payments due to us impacts the timing of straight-line rent, effective interest and other lease receivable write-offs, if any. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our consolidated financial statements.

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

Liquidity and Capital Resources

Sources and Uses of Cash

As of December 31, 2024, we had $680.4 million in liquidity as follows (amounts in thousands):

	At December 31, 2024
Cash and cash equivalents	$9,414
Available under revolving line of credit	280,650	(1)
Available under Equity Distribution Agreements	390,338
Total Liquidity	$680,402	(1)
(1)	Subsequent to December 31, 2024, we borrowed $15,000 under our unsecured revolving line of credit. Accordingly, we have $159,350 outstanding with $265,650 available for borrowing.

We believe that our current cash balance, cash flow from operations available for distribution or reinvestment, our borrowing capacity and our potential ability to access the capital markets are sufficient to provide for payment of our current operating costs, meet debt obligations and pay common dividends at least sufficient to maintain our REIT status and repay borrowings at, or prior to, their maturity. The timing, source and amount of cash flows used by financing and investing activities are sensitive to the capital markets’ environment, especially to changes in interest rates. In addition, inflation has adversely affected our operators’ business, results of operations, cash flows and financial condition which could, in turn, adversely affect our financial position.

The operating results of the properties will be impacted by various factors over which the operators may have no control. Those factors include, without limitation, the health of the economy, inflation pressures, employee availability and cost, changes in supply of or demand for competing seniors housing and health care facilities, ability to hire and maintain qualified staff, ability to control other rising operating costs, the potential for significant reforms in the health care industry, and related occupancy challenges faced by our industry. In addition, our future growth in net income and cash flow may be adversely impacted by various proposals for changes in the governmental regulations and financing of the health care industry or the impact of any other infectious disease and epidemic outbreaks. We cannot presently predict what impact these potential events may have, if any. We believe that adequate provisions have been made for the possibility of loans and financing receivables proving uncollectible but we will continually evaluate the financial status of the operations of our seniors housing and health care properties. In addition, we will monitor our borrowers and the underlying collateral for mortgage loans and financing receivables and will make future revisions to the provision, if considered necessary.

Depending on our borrowing capacity, compliance with financial covenants, ability to access the capital markets, and the payment of dividends may be negatively impacted. We continuously evaluate the availability of cost-effective capital and believe we have sufficient liquidity for our current dividend, corporate expenses and additional capital investments in 2025.

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

	Year Ended December 31,		Change
Net cash provided by (used in):	2024	2023	$
Operating activities	$125,169	$104,403	$20,766
Investing activities	90,684	(174,912)	265,596
Financing activities	(226,725)	80,416	(307,141)
(Decrease) increase in cash and cash equivalents	(10,872)	9,907	(20,779)
Cash and cash equivalents, beginning of period	20,286	10,379	9,907
Cash and cash equivalents, end of period	$9,414	$20,286	$(10,872)

Debt Obligations

Unsecured Credit Facility. Through the first quarter of 2024, we had an unsecured credit agreement (the “Original Credit Agreement”) that provided for an aggregate commitment of the lenders of up to $500.0 million comprising of a $400.0 million revolving credit facility (the “Revolving Line of Credit”) and two $50.0 million term loans (the “Term Loans”). The Term Loans mature on November 19, 2025 and November 19, 2026. The Revolving Line of Credit had a maturity date of November 19, 2025 and provided a one-year extension option at our discretion, subject to customary conditions. During the first quarter of 2024, we entered into an amendment to the Original Credit Agreement (the “Amended Credit Agreement”) to accelerate our one-year extension option notice to January 4, 2024. Concurrently, we exercised our option to extend the maturity date of the initial Term Loans and the Revolving Line of Credit to November 19, 2026. Other material terms of the Original Credit Agreement remained unchanged. The Amended Credit Agreement permits us to request increases to the Revolving Line of Credit and Term Loans commitments up to a total of $1.0 billion (the “Accordion”). As permitted under the terms of the Amended Credit Agreement, we exercised $25.0 million of the available $500.0 million Accordion feature of the Revolving Line of Credit during the third quarter of 2024. Accordingly, the aggregate commitment of the lenders under the Amended Credit Agreement increased to $525.0 million, with $475.0 million remaining available under the Accordion. The exercise of the Accordion did not materially change any other term or condition of the Amended Credit Agreement, including its maturity date or covenant requirements.

Based on our leverage at December 31, 2024, the Revolving Line of Credit provides for interest annually at Adjusted SOFR plus 110 points and a facility fee of 15 basis points and the Term Loans provide for interest annually at Adjusted SOFR plus 125 points.

Interest Rate Swap Agreement. In connection with entering into the Term Loans as discussed above, we entered into two receive variable/pay fixed interest rate swap agreements (“Interest Rate Swaps”) with maturities of November 19, 2025 and November 19, 2026, respectively, that will effectively lock-in the forecasted interest payments on the Term Loan borrowings over the four and five year terms of the loans. The Interest Rate Swaps are considered cash flow hedges and are recorded on our Consolidated Balance Sheets at fair value, with changes in the fair value of these instruments recognized in Accumulated other comprehensive income (loss) on our Consolidated Balance Sheets. During 2024, we recorded a $2.3 million decrease in fair value of Interest Rate Swaps.

Senior Unsecured Notes. We have senior unsecured notes held by institutional investors with interest rates ranging from 3.66% to 4.5%. The senior unsecured notes mature between 2026 and 2033.

The debt obligations by component as of December 31, 2024 are as follows (dollar amounts in thousands):

	Applicable		Available
	Interest	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing
Revolving line of credit (2)	6.04%	$144,350	$280,650
Term loans, net of debt issue costs	2.59%	99,808	—
Senior unsecured notes, net of debt issue costs (3)	4.15%	440,442	—
Total	4.32%	$684,600	$280,650
(1)	Represents weighted average of interest rate as of December 31, 2024.

(2)	Subsequent to December 31, 2024, we borrowed $15,000 under our unsecured revolving line of credit. Accordingly, we have $159,350 outstanding and $265,650 available for borrowing under our unsecured revolving line of credit.

(3)	Subsequent to December 31, 2024, we repaid $7,000 in scheduled principal paydowns on our senior unsecured notes. Accordingly, we have $433,442 outstanding under our senior unsecured notes, net of debt issue costs.

Our debt borrowings and repayments during the year ended December 31, 2024, are as follows (in thousands):

Debt Obligations	Borrowings		Repayments
Revolving line of credit	$27,200	(1)	$(185,100)
Senior unsecured notes	—		(49,160)	(2)
Total	$27,200		$(234,260)
(1)	Subsequent to December 31, 2024, we borrowed $15,000 under our unsecured revolving line of credit. Accordingly, we have $159,350 outstanding and $265,650 available for borrowing under our unsecured revolving line of credit.

(2)	Subsequent to December 31, 2024, we repaid $7,000 in scheduled principal paydowns on our senior unsecured notes. Accordingly, we have $433,442 outstanding under our senior unsecured notes, net of debt issue costs.

Equity

Non-controlling Interests. We have entered into partnerships to develop and/or own real estate. Given that our limited members do not have substantive kick-out rights, liquidation rights, or participation rights, we have concluded that the partnerships are VIEs. Since we exercise power over and receive benefits from the VIEs, we are considered the primary beneficiary. Accordingly, we consolidate the VIEs and record the non-controlling interests at cost. As of December 31, 2024, we have the following consolidated VIEs (in thousands):

				Gross
Investment		Property		Consolidated	Non-Controlling
Year	Purpose	Type	State	Assets	Interests
2024	Own real estate	ILF/ALF/MC	NC/SC	$122,460	$58,010
2024	Own real estate	ALF/MC	NC	41,000	3,015
2023	Own real estate	ILF/ALF/MC	OH	54,782	9,134
2023	Own real estate	ALF/MC	NC	121,419	3,831
2022	Own real estate	SNF	FL	76,603	14,325
2018	Own real estate	ILF	OR	14,650	2,907
2018	Own and develop real estate	ALF/MC	OR	18,452	1,156
Total				$449,366	$92,378

In 2017, we entered into a partnership and acquired an 87-unit assisted living and memory care community in South Carolina. During 2024, our joint venture partner transferred their $1.2 million non-controlling interest to us resulting in us controlling full ownership of the community. Additionally, in 2017 we entered into a partnership for the acquisition of land and development of a 110-unit independent living, assisted living and memory care community in Wisconsin. During 2024, we sold our interest in this JV. As a result, these joint ventures are not listed in the table above.

At December 31, 2024, we had 45,510,754 shares of common stock outstanding, equity on our balance sheet totaled $1.1 billion and our equity securities had a market value of $1.6 billion. During the year ended December 31, 2024, we declared and paid $100.5 million cash dividends.

Common Stock. Through part of the fourth quarter of 2024, we had separate equity distribution agreements (collectively, the “Original Equity Distribution Agreements”) to offer and sell, from time to time, up to $200.0 million in aggregate offering price of our common shares. During the year ended December 31, 2024, we sold 2,113,270 shares of common stock for $73.6 million in net proceeds under our Original Equity Distribution Agreements. In conjunction with the sale of common stock, we incurred $0.4 million of costs associated with this agreement which have been recorded in additional paid in capital as a reduction of proceeds received.

During the fourth quarter of 2024, we terminated our Original Equity Distribution Agreements and entered into a new equity distribution agreement (the “New Equity Distribution Agreement”) to sell, from time to time, up to $400.0 million in aggregate offering price of shares of our common stock. The New Equity Distribution Agreement provides for sales of common shares to be made by means of ordinary brokers’ transactions, which may include block trades, or transactions that are deemed to be “at the market” offerings. During the fourth quarter of 2024, we sold 250,000 shares of our common stock for $9.5 million in net proceeds under the New Equity Distribution Agreement. Accordingly, we have $390.3 million available under the New Equity Distribution Agreement. In conjunction with the sale of common stock, we incurred $0.3 million of costs associated with the New Equity Distribution Agreement which have been recorded in additional paid in capital as a reduction of proceeds received.

During 2024, we acquired 49,540 shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations. Subsequent to December 31, 2024, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of January, February and March 2025, payable on January 31, February 28 and March 31, 2025, respectively, to stockholders of record on January 23, February 20, and March 21, 2025, respectively.

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

Restricted Stock and Performance-based Stock Units. During 2024, we granted 307,955 shares of restricted common stock and performance-based stock units under the 2021 Plan as follows:

No. of	Price per
Shares	Share	Award Type	Vesting Period
159,536	$30.72	Restricted stock	ratably over 3 years
69,610	$31.84	Performance-based stock units	TSR targets (1)
62,914	$31.84	Performance-based stock units	TSR targets (2)
15,895	$34.60	Restricted stock	(3)
307,955
(1)	Vesting is based on achieving certain total shareholder return (“TSR”) targets in 3 years.

(2)	Vesting is based on achieving certain TSR targets relative to the TSR of predefined peer group in 3 years.

(3)	The vesting date is the earlier of the one-year anniversary of the award date and the date of the next annual meeting of the stockholders of LTC following the award date.

At December 31, 2024, the remaining compensation expense to be recognized related to the future service period of unvested outstanding restricted common stock and performance-based stock units are as follows (dollar amounts in thousands):

Remaining
Compensation
Vesting Date	Expense
2025	$6,450
2026	3,385
2027	369
Total	$10,204

Stock Options. We did not issue any stock options during the year ended December 31, 2024. At December 31, 2024, we had no stock options outstanding and exercisable.

Material Cash Requirements

We monitor our contractual obligations and commitments detailed above to ensure funds are available to meet obligations when due. The following table represents our long-term contractual obligations (scheduled principal payments and amounts due at maturity) as of December 31, 2024, excluding the effects of interest and debt issue costs (in thousands):

	Total		2025		2026	2027	2028	2029	Thereafter
Revolving line of credit	$144,350	(1)	$—		$144,350	$—	$—	$—	$—
Term loans	100,000		50,000		50,000	—	—	—	—
Senior unsecured notes	441,500	(2)	49,500	(2)	51,500	54,500	55,000	63,000	168,000
	$685,850		$99,500		$245,850	$54,500	$55,000	$63,000	$168,000
(1)	Subsequent to December 31, 2024, we borrowed $15,000 under our unsecured revolving line of credit. Accordingly, we have $159,350 outstanding and $265,650 available for borrowing under our unsecured revolving line of credit.

(2)	Subsequent to December 31, 2024, we repaid $7,000 in scheduled principal paydowns on our senior unsecured notes. Accordingly, we have $433,500 outstanding under our senior unsecured notes.

The following table represents our projected interest expense based on current interest rates as of year-end, excluding capitalized interest, amortization of debt issue costs and bank fees, as of December 31, 2024 (in thousands):

	Total	2025	2026	2027	2028	2029	Thereafter
Revolving line of credit	$17,854	$9,486	$8,368	$—	$—	$—	$—
Term loans	3,664	2,475	1,189	—	—	—	—
Senior unsecured notes	73,509	17,281	15,218	13,154	10,306	7,995	9,555
	$95,027	$29,242	$24,775	$13,154	$10,306	$7,995	$9,555

Also, see Item 8. FINANCIAL STATEMENTS— Note 12. Commitments and Contingencies within our consolidated financial statements for additional information regarding our contractual commitments.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks associated with changes in interest rates as they relate to our mortgage loans receivable and debt. With the exception of interest rate swaps, we do not utilize derivative financial instruments.

Interest rate risk is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. The purpose of the following disclosure is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of December 31, 2024.

Our future earnings, cash flows and estimated fair values relating to financial instruments are dependent upon prevalent market rates of interest, such as SOFR or term rates of U.S. Treasury Notes. Changes in interest rates generally impact the fair value, but not future earnings or cash flows, of mortgage loans receivable and fixed rate debt. Our mortgage loans receivable and debt, such as our senior unsecured notes, are primarily fixed-rate instruments. Also, we have two interest rate swap agreements to effectively lock-in the forecasted interest payments on our term loans which are based on SOFR. For variable rate debt, such as our revolving line of credit, changes in interest rates generally do not impact the fair value but do affect future earnings and cash flows. As of December 31, 2024, the interest rates for 78.9% of our consolidated borrowings were fixed or fixed with interest rate swaps. As of December 31, 2024, the interest expense for our variable rate borrowings that are not hedged would increase by approximately $1.5 million per year for every 1% increase in the related benchmark interest rate.

The following table represents our December 31, 2024 estimated fair value of our financial instruments, using discount rates measured based upon management’s estimates of rates currently prevailing for comparable loans and instruments of comparable maturities, and the impact of a 1% increase or decrease in the estimated discount rate (dollar amounts in thousands):

			Change in Fair Value
	Discount	Fair	1% Increase	1% Decrease

Financial instrument	Rate	Value	In Discount Rate
Financing receivables, net of credit loss reserve	7.7%	$363,228	$(9,718)	$10,063
Mortgage loans receivable, net of credit loss reserve	10.0%	386,871	(24,515)	27,821
Notes receivable, net of credit loss reserve	7.6%	53,549	(1,450)	1,500
Senior unsecured notes, net of debt issue costs	(1)	402,394	(14,282)	15,031
(1)	At December 31, 2024, the discount rate used to value our future cash outflow of our senior unsecured notes was 6.25% for those maturing before year 2030 and 6.5% for those maturing at or beyond year 2030.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of LTC Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LTC Properties, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2025 expressed an unqualified opinion thereon.

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

Fair value measurement of the ALG financing receivables and non-controlling interest
Description of the Matter

At December 31, 2024, the Company’s financing receivables, net of credit loss reserve, totaled $357.9 million.  As discussed in Note 5 to the consolidated financial statements, the Company entered into two partnerships with ALG Senior Living (ALG).  The Company exchanged three mortgage loan receivables payable by ALG totaling $102.4 million for a 53% and 93% controlling interest in these partnerships, and ALG contributed the 17 senior housing properties for a 47% and 7% non-controlling interest in these partnerships. The three mortgage loans that the Company contributed were secured by the 17 senior housing properties contributed by ALG.  Concurrently, the partnerships leased the contributed properties back to ALG under two 10-year master leases that included purchase options which resulted in failed sales leaseback transactions.  As a result, the 17 senior housing properties were accounted for as financing receivables and were recorded at fair value along with ALG’s non-controlling interests. Management independently engaged a valuation specialist to determine the fair value of six of the 17 senior housing properties totaling $60.8 million.

Auditing the Company’s fair value measurement of the ALG financing receivables and ALG non-controlling interests for the six properties was complex due to the estimation required by management in determining the fair value of the contributed properties. Significant judgment was used to determine the direct capitalization rate used in the income approach and the comparable fair values per bed in the sales comparison approach used in the valuation.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the valuation of the properties, including controls over the Company’s review of the assumptions underlying the valuation and resulting fair values.

Our testing of the Company’s fair value measurements included, among other procedures, assessing the valuation methodology, the significant assumptions used in developing the fair value estimates and the reasonableness of the resulting property fair values. For example, we involved our valuation specialists in evaluating the reasonableness of the direct capitalization rate used in the income approach and the reasonableness of the resulting fair values on a per bed basis used in the sales comparison approach.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1992.

Los Angeles, California

February 24, 2025

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2024	2023
ASSETS
Investments:
Land	$118,209	$121,725
Buildings and improvements	1,212,853	1,235,600
Accumulated depreciation and amortization	(405,884)	(387,751)
Operating real estate property, net	925,178	969,574
Properties held-for-sale, net of accumulated depreciation: 2024—$1,346; 2023—$3,616	670	18,391
Real property investments, net	925,848	987,965
Financing receivables, net of credit loss reserve: 2024—$3,615; 2023—$1,980	357,867	196,032
Mortgage loans receivable, net of credit loss reserve: 2024—$3,151; 2023—$4,814	312,583	477,266
Real estate investments, net	1,596,298	1,661,263
Notes receivable, net of credit loss reserve: 2024—$477; 2023—$611	47,240	60,490
Investments in unconsolidated joint ventures	30,602	19,340
Investments, net	1,674,140	1,741,093

Other assets:
Cash and cash equivalents	9,414	20,286
Debt issue costs related to revolving line of credit	1,410	1,557
Interest receivable	60,258	53,960
Straight-line rent receivable	21,505	19,626
Lease incentives	3,522	2,607
Prepaid expenses and other assets	15,893	15,969
Total assets	$1,786,142	$1,855,098
LIABILITIES
Revolving line of credit	$144,350	$302,250
Term loans, net of debt issue costs: 2024—$192; 2023—$342	99,808	99,658
Senior unsecured notes, net of debt issue costs: 2024—$1,058; 2023—$1,251	440,442	489,409
Accrued interest	3,094	3,865
Accrued expenses and other liabilities	45,443	43,649
Total liabilities	733,137	938,831
EQUITY
Stockholders’ equity:
Common stock: $0.01 par value; 60,000 shares authorized; shares issued and outstanding: 2024—45,511; 2023—43,022	455	430
Capital in excess of par value	1,082,764	991,656
Cumulative net income	1,725,435	1,634,395
Accumulated other comprehensive income	3,815	6,110
Cumulative distributions	(1,851,842)	(1,751,312)
Total LTC Properties, Inc. stockholders’ equity	960,627	881,279
Non-controlling interests	92,378	34,988
Total equity	1,053,005	916,267
Total liabilities and equity	$1,786,142	$1,855,098

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Rental income	$132,278	$127,350	$128,244
Interest income from financing receivables	21,663	15,243	1,762
Interest income from mortgage loans	45,216	47,725	40,600
Interest and other income	10,690	6,926	4,547
Total revenues	209,847	197,244	175,153
Expenses:
Interest expense	40,336	47,014	31,437
Depreciation and amortization	36,367	37,416	37,496
Impairment loss	6,953	15,775	3,422
Provision for credit losses	741	5,678	1,528
Transaction costs	819	1,144	828
Property tax expense	12,930	13,269	15,486
General and administrative expenses	27,243	24,286	23,706
Total expenses	125,389	144,582	113,903
Other operating income:
Gain on sale of real estate, net	7,979	37,296	37,830
Operating income	92,437	89,958	99,080
Income from unconsolidated joint ventures	2,442	1,504	1,504
Net income	94,879	91,462	100,584
Income allocated to non-controlling interests	(3,839)	(1,727)	(560)
Net income attributable to LTC Properties, Inc.	91,040	89,735	100,024
Income allocated to participating securities	(682)	(587)	(580)
Net income available to common stockholders	$90,358	$89,148	$99,444

Earnings per common share:
Basic	$2.07	$2.16	$2.49
Diluted	$2.04	$2.16	$2.48

Weighted average shares used to calculate earnings per common share:
Basic	43,743	41,272	39,894
Diluted	44,241	41,358	40,067

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$94,879	$91,462	$100,584
Unrealized gain on cash flow hedges before reclassification	1,728	1,178	9,181
Gains reclassified from accumulated other comprehensive income to interest expense	(4,023)	(3,787)	(290)
Comprehensive income	92,584	88,853	109,475
Less: Comprehensive income allocated to non-controlling interests	(3,839)	(1,727)	(560)
Comprehensive income attributable to LTC Properties, Inc.	$88,745	$87,126	$108,915

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per share amounts)

			Capital in	Cumulative			Total	Non-
	Common Stock		Excess of	Net	Accumulated	Cumulative	Stockholders’	controlling	Total
	shares	Amount	Par Value	Income	OCI	Distributions	Equity	Interests	Equity
Balance—December 31, 2021	39,374	394	856,895	1,444,636	(172)	(1,565,039)	$736,714	$8,413	$745,127
Issuance of common stock	1,792	18	67,625	—	—	—	67,643	—	67,643
Issuance of restricted stock	135	1	(1)	—	—	—	—	—	—
Net income	—	—	—	100,024	—	—	100,024	560	100,584
Stock-based compensation expense	—	—	7,964	—	—	—	7,964	—	7,964
Non-controlling interest contributions	—	—	—	—	—	—	—	14,375	14,375
Non-controlling interest distributions	—	—	—	—	—	—	—	(1,406)	(1,406)
Common stock cash distributions ($2.28 per share)	—	—	—	—	—	(91,509)	(91,509)	—	(91,509)
Cash paid for taxes in lieu of common shares	(39)	(1)	(1,354)	—	—	—	(1,355)	—	(1,355)
Fair market valuation adjustment for interest rate swap	—	—	—	—	8,891	—	8,891	—	8,891
Other	—	—	(5)	—	—	—	(5)	(2)	(7)
Balance—December 31, 2022	41,262	412	931,124	1,544,660	8,719	(1,656,548)	828,367	21,940	850,307
Issuance of common stock	1,658	17	53,671	—	—	—	53,688	—	53,688
Issuance of restricted stock	146	1	(1)	—	—	—	—	—	—
Net income	—	—	—	89,735	—	—	89,735	1,727	91,462
Stock-based compensation expense	—	—	8,481	—	—	—	8,481	—	8,481
Non-controlling interest contributions	—	—	—	—	—	—	—	12,965	12,965
Non-controlling interest distributions	—	—	—	—	—	—	—	(1,644)	(1,644)
Common stock cash distributions ($2.28 per share)	—	—	—	—	—	(94,764)	(94,764)	—	(94,764)
Cash paid for taxes in lieu of common shares	(43)	—	(1,619)	—	—	—	(1,619)	—	(1,619)
Fair market valuation adjustment for interest rate swap	—	—	—	—	(2,609)	—	(2,609)	—	(2,609)
Other	(1)	—	—	—	—	—	—	—	—
Balance—December 31, 2023	43,022	430	991,656	1,634,395	6,110	(1,751,312)	881,279	34,988	916,267
Issuance of common stock	2,363	23	82,381	—	—	—	82,404	—	82,404
Issuance of restricted stock	175	2	(2)	—	—	—	—	—	—
Net income	—	—	—	91,040	—	—	91,040	3,839	94,879
Stock-based compensation expense	—	—	9,052	—	—	—	9,052	—	9,052
Vesting of performance-based stock units, including the payment of distributions	—	—	(30)	—	—	—	(30)	—	(30)
Non-controlling interest contributions	—	—	—	—	—	—	—	61,025	61,025
Non-controlling interest distributions	—	—	—	—	—	—	—	(6,234)	(6,234)
Transfer of joint venture partner's non-controlling interest to LTC	—	—	1,240	—	—	—	1,240	(1,240)	—
Common stock cash distributions ($2.28 per share)	—	—	—	—	—	(100,530)	(100,530)	—	(100,530)
Cash paid for taxes in lieu of common shares	(49)	—	(1,533)	—	—	—	(1,533)	—	(1,533)
Fair market valuation adjustment for interest rate swap	—	—	—	—	(2,295)	—	(2,295)	—	(2,295)
Balance—December 31, 2024	45,511	$455	$1,082,764	$1,725,435	$3,815	$(1,851,842)	$960,627	$92,378	$1,053,005

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023	2022
OPERATING ACTIVITIES:
Net income	$94,879	$91,462	$100,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,367	37,416	37,496
Stock-based compensation expense	9,052	8,481	7,964
Impairment loss	6,953	15,775	3,422
Gain on sale of real estate, net	(7,979)	(37,296)	(37,830)
Income from unconsolidated joint ventures	(2,442)	(1,504)	(1,504)
Income distributions from unconsolidated joint ventures	1,278	56	351
Straight-line rental (income) adjustment	(2,268)	2,078	1,369
Exchange of prepayment fee for participating interest in mortgage loan	—	(1,380)	—
Adjustment for collectability of lease incentives and rental income	321	26	256
Amortization of lease incentives	818	773	877
Provision for credit losses	741	5,678	1,528
Application of interest reserve	(233)	(1,939)	(6,192)
Amortization of debt issue costs	1,059	1,205	1,139
Other non-cash items, net	95	95	113
Change in operating assets and liabilities
Lease incentives funded	(1,924)	(1,627)	(418)
Increase in interest receivable	(10,390)	(9,283)	(7,173)
(Decrease) increase in accrued interest payable	(771)	(1,369)	1,489
Net change in other assets and liabilities	(384)	(4,244)	2,115
Net cash provided by operating activities	125,172	104,403	105,586
INVESTING ACTIVITIES:
Investment in real estate properties	(319)	(43,759)	(51,817)
Investment in real estate developments	—	—	(105)
Investment in real estate capital improvements	(13,675)	(9,686)	(8,994)
Proceeds from sale of real estate, net	38,867	66,274	72,620
Investment in financing receivables	(97)	(112,712)	(61,747)
Investment in real estate mortgage loans receivable	(21,833)	(72,230)	(40,732)
Principal payments received on mortgage loans receivable	85,905	10,351	1,175
Investments in unconsolidated joint ventures	(11,262)	—	—
Advances and originations under notes receivable	(340)	(20,377)	(37,192)
Principal payments received on notes receivable	13,434	7,227	6,843
Net cash provided by (used in) investing activities	90,680	(174,912)	(119,949)
FINANCING ACTIVITIES:
Borrowings from revolving line of credit	27,200	277,450	194,000
Repayment of revolving line of credit	(185,100)	(105,200)	(174,900)
Proceeds from issuance of senior unsecured notes	—	—	75,000
Principal payments on senior unsecured notes	(49,160)	(49,160)	(48,160)
Proceeds from common stock issued	82,404	53,688	67,643
Payments of common share issuance costs	703	89	513
Distributions paid to stockholders	(100,530)	(94,764)	(91,509)
Contribution from non-controlling interests	—	—	50
Distributions paid to non-controlling interests	(109)	—	(487)
Financing costs paid	(569)	(68)	(1,208)
Cash paid for taxes in lieu of shares upon vesting of restricted stock	(1,533)	(1,619)	(1,355)
Other	(30)	—	(6)
Net cash (used in) provided by financing activities	(226,724)	80,416	19,581
(Decrease) increase in cash and cash equivalents	(10,872)	9,907	5,218
Cash and cash equivalents, beginning of period	20,286	10,379	5,161
Cash and cash equivalents, end of period	$9,414	$20,286	$10,379
Supplemental disclosure of cash flow information:
Interest paid	$40,048	$47,178	$28,809

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

Working Capital Loans. Our investment in working capital loans consists of loan arrangements with interest ranging between 0.0% and 7.4% and maturities between 2028 and 2031.

Mezzanine Loans. Mezzanine financing sits between senior debt and common equity in the capital structure, and typically is used to finance development projects or value-add opportunities on existing operational properties. We seek market-based, risk-adjusted rates of return typically between 8% and 12% with the loan term typically four to five years. Security for mezzanine loans can include all or a portion of the following credit enhancements; secured second mortgage, pledge of equity interests and personal/corporate guarantees. Mezzanine loans are recorded for GAAP purposes as either a loan, under notes receivable, or joint venture (“JV”), under investment in unconsolidated JVs, depending upon specifics of the loan terms and related credit enhancements.

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

We determined our Mortgage loans receivable, Financing receivables and Notes receivable are within the scope of this ASC. We utilize the probability of default and discounted cash flow methods to estimate expected credit losses. Additionally, we stress-test the results to reflect the impact of unknown adverse future events including recessions. For more information on our credit losses see Note 9. Credit loss reserve below.

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

Impairments. Assets that are classified as held-for-use are periodically evaluated for impairment when events or changes in circumstances indicate that the asset may be impaired or the carrying amount of the asset may not be recoverable through future undiscounted cash flows. Where indicators of impairment exist, the estimation required in the undiscounted future cash flow assumption includes management’s probability-weighting of various scenarios including whether management modifies the lease with the existing operator versus identifying a replacement operator and the assumed market lease rate underlying projected future rental cash flows. In determining fair value, we use current appraisals or other third-party opinions of value and other estimates of fair value such as estimated discounted future cash flows. Based on our assessment, during the years ended December 31, 2024, 2023 and 2022, we recognized impairment losses of $6,953,000, $15,775,000 and $3,422,000, respectively, related to our real property investments.

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

Derivative Instruments. We have two interest rate swaps that are designated as cash flow hedges of interest rate risk with a total notional amount of $100,000,000. See Note 10. Debt Obligations within our consolidated financial statements for further detail on our interest rate swaps. We record cash flow hedges either as an asset or a liability measured at fair value. If hedge accounting is applied to a derivative instrument, the entire change in the fair value of the derivative designated and qualified as cash flow hedge is recorded in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. We estimate the fair value of our interest rate swaps using the assistance of a third-party using inputs that are observable in the market which include forward yield curves and other relevant information. Additionally, we are exposed to credit risk of the counterparty to our interest rate swap agreements in the event of non-performance under the terms of the agreements. We have determined that the majority of the inputs used to value our derivative instruments fall within level 2 of the fair value hierarchy.

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

The FASB does not permit recognition of contingent revenue until the contingencies have been resolved. Historically, we have not included contingent rents as income until received and we will continue our historical policy. During the years ended December 31, 2024, 2023 and 2022, we received $0, $56,000 and $57,000, respectively, of contingent rental income. In accordance with ASC 842, Leases, we report real estate taxes that are reimbursed by our operators as Rental income with a corresponding Property tax expense in the Consolidated Statements of Income.

Furthermore, we assess the collectability of substantially all of our lease payments through maturity. Our assessment of collectability of leases includes evaluating the data and assumptions used in determining whether substantially all of the future lease payments were probable based on the lessee’s payment history, the financial strength of the lessees, future contractual rents, and the timing of expected payments. If collectability is not probable, all or a portion of our straight-line rent receivable and other lease receivables may be written off and the rental income during the period would be limited to the lesser of the income that would have been recognized if collection were probable, and the lease payments received. If our conclusion of collectibility changes, we will record the difference between the lease income that would have been recognized on a straight-line basis and cash basis as a current-period adjustment to rental income.

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

For Federal tax purposes, depreciation for a majority of our assets is generally calculated using the straight-line method over a period 27.5 years. Earnings and profits, which determine the taxability of distributions to stockholders, use the straight-line method over 30 years. The determination of Federal taxable income differ from net income for financial statement purposes principally due to the treatment of certain investments in joint ventures, timing of interest income, rental income, other expense items, recognition of impairment charges, and depreciable lives and bases of assets. At December 31, 2024, the net tax basis of our depreciable assets exceeded net book basis by $252,593,000 (unaudited) due to the differences previously mentioned.

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

Segment Disclosures. The FASB accounting guidance regarding disclosures about segments of an enterprise and related information establishes standards for the manner in which public business enterprises report information about operating segments. Our investment decisions in seniors housing and health care properties, including property lease transactions, financing receivables, mortgage loans, and other investments, are made and resulting investments are managed as a single operating segment for internal reporting and for internal decision-making purposes. Therefore, we have concluded that we operate as a single segment. In November 2023, The FASB issued ASU No. 2023-07, Segment Reporting-Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 amends ASC Topic 280, Segment Reporting (“ASC 280”) to improve and enhance the information that a public entity discloses about its reportable segments quarterly and to report annually entity-wide disclosure about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. ASU 2023-07 requires public companies to disclose more detailed information about their reportable segments, particularly regarding significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”). ASU 2023-07 clarifies that the significant expenses are identified as expenses that are easily computable and regularly provided to the CODM. Additionally, public companies are required to disclose the title and position of the individual or group or committee identified as the CODM. Additionally, ASU 2023-07 clarifies that entities with a single reportable segment are subject to both existing and new segment reporting requirements under ASC 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and should be applied retrospectively to all periods presented in financial statements. On October 1, 2024, we adopted ASU 2023-07.

The Company uses the management approach in determining reportable operating segments. The management approach considers the internal organization and reporting used by its CODM for making operating decisions, allocating resources and assessing performance as the source for determining our reportable segments. In making this determination, the Company:

i.	determines its CODM;
ii.	identifies and analyzes potential business components;
iii.	identifies its operating segments; and
iv.	determines whether there are multiple operating segments requiring presentation as reportable segment.

During the years ended December 31, 2024, 2023 and 2022, the CODM has been collectively identified as our Chairman and Co-Presidents, who share the responsibility for allocating resources and assessing segment performance.

3. Major Operators

We have two operators from whom we derive approximately 10% or more of our total revenues. The following table sets forth information regarding our major operator as of December 31, 2024:

	Number of		Number of		Percentage of
			SNF	ALF	Total	Total
Operator	SNF	ALF	Beds	Units	Revenues (1)	Assets (2)
Prestige Healthcare (3)	23	—	2,694	93	15.6%	14.6%
ALG Senior Living(4)	—	29	—	1,308	10.1%	16.4%
Total	23	29	2,694	1,401	25.7%	31.0%
(1)	Includes total revenues for the twelve months ended December 31, 2024.

(2)	Represents the net carrying value of the mortgage loans and properties we own divided by the Total assets on the Consolidated Balance Sheets.

(3)	The majority of the revenue derived from this operator relates to interest income from mortgage loans.

(4)	The majority of the revenue derived from this operator relates to interest income from financing receivables.

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

4. Supplemental Cash Flow Information

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Non-cash investing and financing transactions:
Contribution of financing receivables from non-controlling interests	$61,025	$12,965	$14,325
Investment in financing receivables	(163,460)	—	—
Exchange of mortgage loans for controlling interests in joint ventures accounted for as financing receivables	102,435	—	—
Seller financing related to property sales	—	13,750	—
Exchange of mezzanine loan and related prepayment fee for participating interest in mortgage loan	—	(8,841)	—
Reserves withheld at financing and mortgage loan receivable origination	—	(3,641)	107
Write-off of notes receivable	(290)	(3,561)	—
Accretion of interest reserve recorded as mortgage loan receivable	233	1,939	6,192
Preferred return reserve related to investment in unconsolidated joint ventures	—	—	351
Change in fair value of interest rate swap agreements	(2,295)	(2,609)	8,891
Transfer of joint venture partner's non-controlling interest to LTC	1,240	—	—
Distributions paid to non-controlling interests	3,820	1,644	—
Distributions paid to non-controlling interests related to property sale	2,305	—	—

5. Real Estate Investments

Owned Properties. As of December 31, 2024, we owned 123 health care real estate properties consisting of 72 assisted living communities, 50 skilled nursing centers and one behavioral health care hospital located in 23 states. These properties are operated by 23 operators.

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

Depreciation expense on buildings and improvements, including properties classified as held-for-sale, was $36,223,000, $37,303,000, and $37,394,000 for the years ended December 31, 2024, 2023 and 2022, respectively.

Future minimum base rents receivable under the remaining non-cancelable terms of operating leases excluding the effects of straight-line rent, amortization of lease incentives and renewal options are as follows (in thousands):

Cash
Rent (1)
2025	$116,247
2026	100,188
2027	94,235
2028	83,178
2029	69,620
Thereafter	108,855
(1)	Represents contractual cash rent, except for certain master leases which are based on estimated cash. Includes rent from subsequent extension of a master lease covering two SNFs in Tennessee that was schedule to mature in December 2025 for an additional year.

Many of our existing leases contain renewal options that, if exercised, could result in the amount of rent receivable upon renewal being greater or less than that currently being paid.

During the fourth quarter of 2024, an operator notified us of its election not to exercise the renewal option on a master lease covering seven skilled nursing centers in California (1), Florida (2), and Virgina (4). The master lease matures in January 2026 and provides two 5-year renewal options. The operator is obligated to pay rent on the portfolio through maturity and is current on rent obligations through February 2025. Subsequent to December 31, 2024, we engaged a broker to sell or re-lease some or all of the properties in the portfolio.

During 2024, a master lease covering 11 skilled nursing centers located in Texas with a total of 1,444 beds was amended to extend the lease term to December 31, 2028, with two five-year renewal options. The annual rent increased from $8,000,000 to $9,000,000 for 2024. Rent will increase to $9,500,000 in 2025, and $10,000,000 in 2026, escalating 3.1% annually thereafter. As a condition of the amended master lease, the operator paid $12,103,000 during 2024, towards its $13,531,000 working capital note. The remaining $1,428,000 balance of the working capital note is interest-free and will be repaid in installments through 2028.

Additionally, during 2024, another operator exercised its renewal option under its master lease for five years, from March 2025 through February 2030. Annual cash rent for 2024 was $8,004,000 escalating 2.5% annually. The master lease covers 666 beds across four skilled nursing centers, three in Texas and one in Wisconsin, and a behavioral health care hospital in Nevada.

We monitor the collectability of our receivable balances, including deferred rent receivable balances, on an ongoing basis. For leases where we have concluded it is not probable that we will collect substantially all the lease payments under those leases, recognition of rental income is limited to the lesser of the amount of cash collected or rental income reflected on a straight-line basis. We write-off uncollectible operator receivable balances, including straight-line rent receivable and lease incentives balances, as a reduction to rental income in the period such balances are no longer probable of being collected. We wrote-off straight-line rent receivable and lease incentives balances of $321,000, $26,000 and $256,000 for the years ended December 31, 2024, 2023 and 2022, respectively. Additionally, if our conclusion of collectibility changes, we will record the difference between the lease income that would have been recognized on a straight-line basis and cash basis as a current-period adjustment to rental income. We recorded $3,158,000 of straight-line rental income related to restoring accrual basis accounting for two master leases during 2024. We did not record any recovery of straight-line rental income during 2023 and 2022.

We continue to take into account the current financial condition of our operators, in our estimation of uncollectible accounts and deferred rents receivable at December 31, 2024. We are closely monitoring the collectability of such rents and will adjust future estimations as appropriate as further information becomes known.

The following table summarizes components of our rental income for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
Rental Income	2024		2023		2022
Contractual cash rental income	$118,198	(1)	$116,702	(2)	$115,230
Variable cash rental income	12,951	(3)	13,525	(3)	15,516	(3)
Straight-line rent	2,268	(4)	(2,078)	(5)	(1,369)
Adjustment of lease incentives and rental income	(321)	(6)	(26)	(6)	(256)	(6)
Amortization of lease incentives	(818)		(773)		(877)
Total	$132,278		$127,350		$128,244
(1)	Increased primarily due to $2,377 repayment of rent credit in connection with the sale of our interest in a consolidated JV, rental income from 2023 acquisitions, annual rent escalations, partially offset by portfolio transitions and property sales.

(2)	Increased primarily due to rental income from acquisitions, annual rent escalations, repayment of deferred rent, and fair market rent resets, partially offset by property sales.

(3)	The variable cash rental income for the years ended December 31, 2024, 2023 and 2022 primarily includes reimbursement of real estate taxes by our lessees.

(4)	Increased primarily due to a one-time additional straight-line rental income related to restoring accrual basis accounting for two master leases.

(5)	Decreased primarily due to deferred rent repayment and normal amortization.

(6)	Represents straight-line rent receivable and lease incentives write-offs.

Some of our lease agreements provide purchase options allowing the lessees to purchase the properties they currently lease from us. The following table summarizes information about purchase options included in our lease agreements as of December 31, 2024 (dollar amount in thousands):

	Type	Number
	of	of	Gross	Net Book	Option
State	Property	Properties	Investments (1)	Value	Window
Colorado/Kansas/Ohio/Texas	ALF/MC	17	$65,134	$30,842	2029	(2)
Florida	SNF	3	76,603	76,603	2025-2027
Georgia/South Carolina	ALF/MC	2	32,266	24,855	2027
North Carolina	ALF/MC	11	121,419	121,419	2025-2029	(3)
North Carolina	ALF	5	14,980	7,086	2029	(4)
North Carolina	ALF	4	41,000	41,000	2024-2028	(5)
North Carolina/ South Carolina	ILF/ALF/MC	13	122,460	122,460	2024-2028	(6)
Ohio	MC	1	16,161	13,049	2024-2025
Ohio	ILF/ALF/MC	1	54,782	51,331	2025-2027
Oklahoma	ALF/MC	5	11,068	3,936	2027-2029	(7)
South Carolina	ALF	1	11,680	7,920	2026	(8)
Texas	SNF	4	52,726	48,980	2027-2029	(9)
Texas	MC	1	6,724	3,340	2026-2028	(10)
Total (11)			$627,003	$552,821
(1)	Gross investments include previously recorded impairment losses, if any.

(2)	During 2023, we re-leased 17 ALFs with a total of 738 units to Brookdale under a new six-year master lease. The new master lease commenced in January 2024 and includes a purchase option that can be exercised in 2029.

(3)	During 2023, we entered into a JV that purchased 11 ALFs and MCs with a total of 523 units and leased the communities under a 10-year master lease. The master lease provides the operator with the option to buy up to 50% of the properties at the beginning of the third lease year, and the remaining properties at the beginning of the fourth lease year through the end of the sixth lease year, with an exit Internal Rate of Return (“IRR”) of 9.0% on any portion of the properties being purchased. For more information regarding this transaction see Financing Receivables below.

(4)	During 2023, we transferred five ALFs with a total of 210 units from Brookdale to an operator new to us. The new master lease commenced in January 2024 and includes a purchase option that can be exercised in 2029.

(5)	During 2024, we entered into a joint venture agreement with ALG Senior Living (“ALG”) and obtained a 92.7% controlling interest in the $41,000 newly formed JV that owns four ALFs in North Carolina with a total of 217 units. The JV leased the communities back to an affiliate of the seller under a 10-year master lease agreement. The master lease includes a purchase option that can be exercised through 2028, with an exit IRR of 8.0%. For more information regarding this transaction see Financing Receivables below.

(6)	During 2024, we entered into a joint venture agreement with ALG and obtained a 52.6% controlling interest in the $122,460 newly formed JV that owns 13 ALFs and MCs in North Carolina (12) and South Carolina (1) with a total of 523 units. The JV leased the communities back to an affiliate of the seller under a 10-year master lease agreement. The master lease includes a purchase option that can be exercised through 2028, with an exit IRR of 8.0%. For more information regarding this transaction see Financing Receivables below.

(7)	During 2023, we transferred five ALFs in Oklahoma with a total of 184 units from Brookdale to an existing operator. The new master lease commenced in November 2023 and includes a purchase option that can be exercised starting in November 2027 through October 2029 if the lessee exercises its four-year extension option.

(8)	During 2024, we transferred this community from ALG to an operator new to us. The new lease commenced in December 2024 and includes a purchase option that can be exercised in September 2026 through November 2026.

(9)	During 2022, we purchased four skilled nursing centers and leased these properties under a 10-year lease with an existing operator. The lease allows the operator to elect either an earn-out payment or purchase option. If neither option is elected within the timeframe defined in the lease, both elections are terminated. For more information regarding the earn-out see Note 9. Commitments and Contingencies.

(10)	During 2024, we transferred this community to an operator new to us. The new master lease commenced in April 2024 and includes a purchase option that can be exercised in May 2026 through April 2028, if the lessee exercises its one-year extension option. Subsequent to December 31, 2024, in conjunction with the closure of the community, this purchase option was terminated.

(11)	Subsequent to December 31, 2024, a master lease covering two SNFs in Tennessee that was scheduled to mature in December 2025, was amended extending the maturity to December 31, 2026. Additionally, the master lease purchase option window which expired on December 31, 2024, was extended for another year to December 31, 2025.

Impairment Loss. We performed recoverability analysis on the carrying value of the communities listed in the table below and concluded that their carrying value may not be recoverable through future undiscounted cash flows. The following table summarizes information regarding impairment losses recorded during the years ended December 31, 2024, 2023 and 2022 (dollar amounts in thousands):

		Type	Number	Number
		of	of	of	Impairment
Year	State	Properties	Properties	Beds/Units	Loss
2024	Ohio	ALF	1	39	$780	(1)
	Oklahoma	ALF	1	29	153	(2)
	Texas	ALF	1	56	6,020	(1)
			3	124	$6,953

2023	Florida	ALF	1	70	$434	(3)
	Florida	ALF	1	60	7,522
	Mississippi	ALF	1	67	4,554	(4)
	Texas	ALF	7	248	3,265
			10	445	$15,775

2022	Florida	ALF	1	70	$1,222	(3)
	Kentucky	ALF	1	60	1,286	(5)
	Colorado	ALF	1	—	914	(6)
			3	130	$3,422
(1)	In conjunction with the anticipated closure, we recorded an impairment loss on the carrying value of these properties.

(2)	Subsequent to December 31, 2024, this community was sold. See Properties Held-for-Sale below for more information regarding this community.

(3)	In conjunction with the ongoing negotiations to sell this community, we recorded a $434 impairment loss during the three months ended March 31, 2023, and a $1,222 impairment loss during the fourth quarter of 2022. This community was sold during the second quarter of 2023 for $4,850 and we recorded a net gain on sale of $64 as a result of this transaction.

(4)	This community was sold during the fourth quarter of 2023 for $1,650 and we recorded a net loss on sale of $219 as a result of this transaction.

(5)	This community was classified as held-for sale at December 31, 2022 and sold during the first quarter of 2023 for $11,000. We recorded a net gain on sale of $57 as a result of this transaction.
(6)	This community was closed during 2022.

Properties Held-for-Sale. The following summarizes our held-for sale properties as of December 31, 2024 and 2023 (dollar amounts in thousands):

		Type		Number	Number
		of		of	of	Gross	Accumulated
	State	Property		Properties	Beds/units	Investment	Depreciation
At December 31, 2024	OK	ALF	(1)	1	29	$2,016	$(1,346)
At December 31, 2023	WI	ALF	(2)	1	110	$22,007	$(3,616)
(1)	This community was sold during the first quarter of 2025. Upon sale, the community was removed from a master lease covering five ALFs in Oklahoma and rent under the master lease was not reduced as a result of the sale.

(2)	This community was sold during the first quarter of 2024.

Acquisitions. The following table summarizes our acquisitions for the years ended December 31, 2024 through 2022 (dollar amounts in thousands):

		Cash			Non-				Number	Number
		Paid at	Assumed		Controlling	Transaction	Assets		of	of
Year	Type of Property	Acquisition	Liabilities		Interest	Costs	Acquired		Properties	Beds/Units
2024	OTH (1)	$300	$—		$—	$19	$319		—	—
2023	ALF (2)	$43,759	$9,767		$9,133	$363	$63,022	(3)	1	242
2022	SNF (4)	$51,817	$—	$		$—	$51,817		4	339
(1)	We acquired a parcel of land in Kansas adjacent to an existing community operated by Brookdale Senior Living Communities (“Brookdale”). Rent was increased by 8.0% of our total cost of the investment.

(2)	We entered into a $54,134 JV and contributed $45,000 into the JV that purchased an ILF/ALF/MC in Ohio. Under the JV agreement, the seller, our JV partner, has the option to purchase the campus between the third and fourth lease years for LTC’s allocation of the JV investment plus an IRR of 9.75%. The campus was leased to Encore Senior Living (“Encore”) under a 10-year term with an initial yield of 8.25% on LTC’s allocation of the JV investment. LTC committed to fund $2,100 of lease incentives under the Encore lease.

(3)	Includes $8,309 tax abatement intangible included in the Prepaid expenses and other assets line item in our Consolidated Balance Sheets.

(4)	The properties are located in Texas and are leased to an affiliate of an existing operator under a 10-year lease with two 5-year renewal options. Additionally, the lease provides either an earn-out payment or purchase option but not both. If neither option is elected within the timeframe defined in the lease, both elections are terminated. The earn-out payment is available, contingent on achieving certain thresholds per the lease, beginning at the end of the second lease year through the end of the fifth lease year. The purchase option is available beginning in the sixth lease year through the end of the seventh lease year. The initial cash yield is 8% for the first year, increasing to 8.25% for the second year, then increases annually by 2.0% to 4.0% based on the change in the Medicare Market Basket Rate.

Intangible Assets. The following is a summary of our intangible assets as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024					December 31, 2023
			Accumulated					Accumulated
Assets	Cost		Amortization		Net	Cost		Amortization		Net
In-place leases	$11,047	(1)	$(6,758)	(2)	$4,289	$11,348	(1)	$(6,109)	(2)	$5,239
Tax abatement intangible	$8,309	(3)	$(1,097)	(3)	$7,212	$8,309	(3)	$(405)	(3)	$7,904
(1)	Included in the Buildings and improvements line item in our Consolidated Balance Sheets.

(2)	Included in the Accumulated depreciation and amortization line item in our Consolidated Balance Sheets.

(3)	Included in the Prepaid expenses and other assets line item in our Consolidated Balance Sheets.

The following table provides future amortization expenses related to the intangible assets at December 31, 2024 (in thousands):

	Total	2025	2026	2027	2028	2029	Thereafter
In-place leases (1)	$4,289	$872	$696	$633	$519	$493	$1,076
Tax abatement intangible (2)	7,212	692	692	692	692	692	3,752
	$11,501	$1,564	$1,388	$1,325	$1,211	$1,185	$4,828
(1)	Recorded as depreciation expense included in the Depreciation and amortization line item on our Consolidated Statements of Income.

(2)	Recorded as Property tax expense on our Consolidated Statements of Income.

Developments and Improvements. During the years ended December 31, 2024, 2023 and 2022, we invested the following in development and improvement projects (in thousands):

	Year Ended December 31,
Type of Property	2024		2023		2022
	Developments	Improvements	Developments	Improvements	Developments	Improvements
Assisted Living Communities	$—	$12,431	$—	$3,112	$105	$5,538
Skilled Nursing Centers	—	1,246	—	6,487	—	2,897
Other	—	—	—	87	—	559
Total	$—	$13,677	$—	$9,686	$105	$8,994

Property Sales. During the years ended December 31, 2024, 2023 and 2022 we recorded net gain on sale of real estate of $7,979,000, $37,296,000 and $37,830,000, respectively. The following table summarizes property sales during the years ended December 31, 2024, 2023 and 2022 (dollar amounts in thousands):

		Type	Number	Number
		of	of	of	Sales		Carrying	Net
Year	State	Properties	Properties	Beds/Units	Price		Value	(Loss) Gain (2)
2024 (1)	Colorado	ALF	1	—	$5,250		$4,058	$1,097
	Florida	ALF	1	60	4,500		4,579	(289)
	Texas	ALF	5	208	1,600		1,282	(390)
	Texas	ALF	2	—	500		389	—
	Texas	ALF	1	80	7,959	(3)	4,314	3,635
	Wisconsin	ALF	1	110	20,193	(4)	16,195	3,986
	n/a	n/a	—	—	—		—	(60)	(5)
Total			11	458	$40,002		$30,817	$7,979

2023	Florida	ALF	5	246	$23,600		$9,084	$13,327
	Kentucky	ALF	1	60	11,000		10,720	57
	Mississippi	ALF	1	67	1,650		1,639	(220)
	New Jersey	ALF	1	39	2,000		1,552	266
	New Mexico	SNF	2	235	21,250		5,523	15,287
	Nebraska	ALF	3	117	2,984		2,934	—
	Oklahoma	ALF	1	37	800		777	11
	Pennsylvania	ALF	2	130	11,128		6,054	4,860
	South Carolina	ALF	3	128	8,409		4,446	3,708
Total			19	1,059	$82,821		$42,729	$37,296

2022	California	ALF	2	232	$43,715		$17,832	$25,867
	California	SNF	1	121	13,250		1,846	10,846
	Texas	SNF	1	—	485		697	(441)
	Virginia	ALF	1	74	16,895		15,549	1,344	(6)
	n/a	n/a	—	—	—		—	214	(7)
Total			5	427	$74,345		$35,924	$37,830
(1)	Subsequent to December 31, 2024, we sold a 29-unit assisted living community in Oklahoma for $670. Upon sale, the property was removed from a master lease covering five ALFs in Oklahoma and rent under the master lease was not reduced as a result of the sale. At December 31, 2024, the community was classified as held-for-sale.

(2)	Calculation of net gain (loss) includes cost of sales and write-off of straight-line rent receivable and lease incentives, when applicable.

(3)	As part of the negotiated sale, we received an additional $441 representing rental income through lease maturity in January 2025.

(4)	Represents the price to sell our portion of interest in a JV, net of the JV partner’s $2,305 contributions in the joint venture.

(5)	We recognized additional loss due to additional incurred costs related to properties sold during 2023.

(6)	In connection with this sale, the former operator paid us a lease termination fee of $1,181 which is not included in the gain on sale.

(7)	We recognized additional gain due to the reassessment adjustment of the holdbacks related to properties sold during 2020 and 2019, under the expected value model per ASC Topic 606, Contracts with Customers.

Financing Receivables. We have entered into joint ventures (“JV”) and contributed into the JVs for the acquisition of properties through sale and leaseback transactions. Concurrently, each of these JVs leased the properties acquired back to an affiliate of the seller and provided the seller-lessee with purchase options. We determined that each of these sale and leaseback transactions meet the accounting criteria to be presented as Financing receivables on our Consolidated Balance Sheets and recorded the rental revenue from these properties as Interest income from financing receivables on our Consolidated Statements of Income. See Note 2. Summary of Significant Accounting Policies within our consolidated financial statements for more information. The following table provides information regarding our investments in financing receivables (dollar amounts in thousands):

							Type	Number	Number	Investment
Interest		Investment			Gross	LTC	of	of	of	per
Rate		Year	Maturity	State	Investments	Investment	Properties	Properties	Beds/Units	Bed/Unit
7.25%	(1)	2022	2032	FL	$76,603	$62,278	SNF	3	299	$256.20
7.25%	(2)	2023	2033	NC	121,419	117,588	ALF/MC	11	523	$232.16
7.25%	(3)	2024	2034	NC/SC	122,460	64,450	ILF/ALF/MC	13	523	$234.15
7.25%	(4)	2024	2034	NC	41,000	37,985	ALF	4	217	$188.94
					$361,482	$282,301		31	1,562
(1)	During 2022, we entered into a JV with an operator new to us. The JV purchased three SNFs and leased the centers back to an affiliate of the seller under a 10-year master lease, with two five-year renewal options and provided the seller-lessee with a purchase option, exercisable at the beginning of the fourth year through the end of the fifth year.

(2)	During 2023, we entered into a JV with ALG Senior living (“ALG”). The JV purchased 11 ALFs and MCs and leased these communities back to an affiliate of the seller under a 10-year master lease, with two five-year renewal options. The contractual initial cash yield of 7.25% increases to 7.5% in year three then escalates thereafter based on Consumer Price Index(“CPI”) subject to a floor of 2.0% and a ceiling of 4.0%. The JV provided the seller-lessee with a purchase option to buy up to 50% of the properties at the beginning of the third lease year and the remaining properties at the beginning of the fourth lease year through the end of the sixth lease year, with an exit IRR of 9.0%. During 2024, we deferred a total of $3,014 consolidated JV interest income from financing receivables for May through December 2024.

(3)	During the second quarter of 2024, we funded an additional $5,546 under a mortgage loan receivable due from an ALG affiliate secured by 13 ALFs and MCs located in North Carolina (12) and South Carolina (1). We then entered into a newly formed $122,460 JV with ALG, whereby we exchanged our $64,450 mortgage loan receivable for a 53% controlling interest in the JV. Concurrently, ALG contributed these properties to the joint venture for a 47% non-controlling interest. The properties were recorded at fair value, and the fair value of certain properties was determined using the income and sales comparison approaches. The income approach utilized stabilized property net operating income and a direct capitalization rate. The sales comparison approach utilized comparable property sales on a per bed basis. The JV leased the properties to an ALG affiliate under a 10-year master lease, with two five-year renewal options and provided the seller-lessee with a purchase option exercisable through 2028, with an exit IRR of 8.0%.

(4)	During the second quarter of 2024, we funded an additional $2,766 under a mortgage loan receivable due from an ALG affiliate secured by four ALFs located in North Carolina. We then entered into a newly formed $41,000 JV with ALG, whereby we exchanged $37,985 mortgage loan receivables for a 93% controlling interest in the JV. Concurrently, ALG contributed these properties and a parcel of land to the joint venture for a 7% non-controlling interest. The properties were recorded at fair value, and the fair value of the properties was determined using the income approach. The JV leased the properties to an ALG affiliate under a 10-year master lease, with two five-year renewal options and provided the seller-lessee with a purchase option exercisable through 2028, with an exit IRR of 8.0%.

The following table summarizes the interest income from our investment in financing receivables during the years ended December 31, 2024, 2023 and 2022 (dollar amounts in thousands):

	Type	Initial	Interest Income from Financing Receivables
Lease	of	Contractual	Year Ended December 31,
Maturity	Properties	Cash Yield	2024	2023	2022
2032	SNF	7.25%	$5,611	$5,618	$1,762
2033	ALF/MC	7.25%	9,710	9,625	—
2034	ILF/ALF/MC	7.25%	4,751	—	—
2034	ALF	7.25%	1,591	—	—
			$21,663	$15,243	$1,762

Mortgage Loans. The following table summarizes our investments in mortgage loans secured by first mortgages at December 31, 2024 (dollar amounts in thousands):

					Type	Percentage	Number of				Investment
			Gross		of	of			SNF	ALF	per
Interest Rate	Maturity	State	Investment		Property	Investment	Loans (2)	Properties (3)	Beds	Units	Bed/Unit
8.8%	2025	FL	$4,000		ALF	1.3%	1	2	—	92	$43.48
7.8%	2025	FL	16,706		ALF	5.3%	1	1	—	112	$149.16
7.3%	2025	NC	10,750		ALF	3.4%	1	1	—	45	$238.89
8.8%	2026	MI	12,753		ALF	4.1%	1	1	—	85	$150.04
8.8%	2028	IL	16,500		SNF	5.2%	1	1	150	—	$110.00
11.1% (4)	2043	MI	180,700		SNF	57.2%	1	14	1,749	—	$103.32
10.0% (4)	2045	MI	39,800		SNF	12.6%	1	4	480	—	$82.92
10.3% (4)	2045	MI	19,700		SNF	6.2%	1	2	201	—	$98.01
10.5% (4)	2045	MI	14,825		SNF	4.7%	1	1	146	—	$101.54
Total			$315,734	(1)		100.0%	9	27	2,726	334	$103.18
(1)	Excludes the impact of credit loss reserve.

(2)	Some loans contain certain guarantees and/or provide for certain facility fees.

(3)	Our mortgage loans are secured by properties located in four states with six borrowers. Additionally, during 2024, we committed to fund a $26,120 mortgage loan for the construction of a 116-unit independent living, assisted living and memory care community in Illinois. The borrower contributed $12,300 of equity which will initially fund the construction. Once all of the borrower’s equity has been drawn, we will begin funding the commitment. The loan term is approximately six years at a current rate of 9.0% and an IRR of 9.5%.

(4)	Mortgage loans provide for 2.25% annual increases in the interest rate after a certain time period.

The following table summarizes our mortgage loan activity for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024		2023		2022
Originations and funding under mortgage loans receivable	$21,833	(1)	$97,058	(4)	$40,732	(5)
Exchange of mortgage loans for controlling interests in joint ventures accounted for as financing receivables	(102,435)	(2)	—		—
Pay-offs received	(85,204)	(3)	—		—
Application of interest reserve	169		1,722		6,192
Scheduled principal payments received	(701)		(10,351)		(1,175)
Mortgage loan premium amortization	(8)		(7)		(6)
Recovery (provision) for loan loss reserve	1,663		(884)		(457)
Net (decrease) increase in mortgage loans receivable	$(164,683)		$87,538		$45,286

(1)	The following funding occurred during 2024:

(a)	$12,753 under a $19,500 mortgage loan commitment for the construction of an 85-unit ALF and MC in Michigan. The borrower contributed $12,100 of equity upon origination in July 2023, which was used to initially fund the construction. Our remaining commitment is $6,747. The interest-only loan term is approximately three years at a rate of 8.75%, and includes two, one-year extensions, each of which is contingent on certain coverage thresholds;

(b)	$5,546 of additional funding under a mortgage loan receivable agreement with an ALG affiliate secured by 13 ALFs and MCs in North Carolina (12) and South Carolina (1). During the three months ended June 30, 2024, we exchanged this $64,450 mortgage loan receivable for a controlling interest in a JV investment with an ALG affiliate. See Financing Receivables above for more information;

(c)	$2,766 of additional funding under a mortgage loan receivable agreement with an ALG affiliate secured by four ALFs in North Carolina. During the three months ended June 30, 2024, we exchanged this $37,985 mortgage loan receivable for a controlling interest in a JV investment with an ALG affiliate. See Financing Receivables above for more information; and

(d)	$768 of additional funding under various loans.

(2)	The following occurred:

(a)	$64,450 mortgage loan receivable due from an ALG affiliate was exchanged for a controlling interest in a JV. See (1)(b) above for more information; and

(b)	$37,985 mortgage loan receivable due from an ALG affiliate was exchanged for a controlling interest in a JV. See (1)(c) above for more information.

(3)	The following payoffs/paydowns were received during 2024:
(a)	The payoff of a $51,111 mortgage loan receivable secured by a 203-unit ILF, ALF and MC in Georgia;

(b)	The payoff of a $2,013 mortgage loan secured by a parcel of land in Missouri;

(c)	The payoff of a $29,347 mortgage loan secured by a 189-bed SNF in Louisiana; and

(d)	A partial principal paydown of $2,733 related to the sale of a SNF securing the mortgage loan previously secured by 15 SNFs in Michigan.

(4)	We originated the following during 2023:

(a)	$10,750 mortgage loan secured by a 45-unit MC located in North Carolina. The loan carries a two-year term with an interest-only rate of 7.25% and an IRR of 9.0%;

(b)	$51,111 mortgage loan investment secured by a 203-unit ILF, ALF and MC located in Georgia. We acquired a participating interest owned by existing lenders for $42,251 in addition to converting our $7,461 mezzanine loan in the property into a participating interest in the mortgage loan. Our investment is at an initial rate of 7.5% with an IRR of 7.75%. We recorded $1,380 of additional interest income in connection with the effective prepayment of the mezzanine loan in the first quarter of 2023. The mortgage loan was paid off during 2024;

(c)	$16,500 senior loan for the acquisition of a 150-bed Medicare focused SNF in Illinois. The mortgage loan matures in June 2028 and our investment is at an interest rate of 8.75%;

(d)	$4,947 of contractual additional funding under other mortgage loans receivable;

(e)	$13,750 of seller financing collateralized by four ALFs. $9,750 was repaid subsequently and two ALFs were released from collateral. The net $4,000 seller-financed mortgage loan is for two-years, with a one-year extension, at the interest rate of 8.75%; and

(f)	$19,500 mortgage loan commitment for the construction of an 85-unit ALF and MC in Michigan. The borrower contributed

$12,100 of equity which initially funded the construction. Upon fully drawing of the borrower’s equity in the first quarter of 2024, we began funding the commitment. The loan term is approximately three years at a rate of 8.75%, and includes two, one-year extensions, each of which is contingent on certain coverage thresholds.

(5)	We originated two senior mortgage loans, secured by four ALFs operated by an existing operator, as well as a land parcel in North Carolina. The communities have a combined total of 217 units, with an average age of less than four years. The land parcel is approximately 7.6 acres adjacent to one of the ALFs and is being held for the future development of a seniors housing community. The mortgage loans have a four-year term, an interest rate of 7.25% and an IRR of 8%. We also funded an additional $2,000 under an existing mortgage loan.

At December 31, 2024 and 2023 the carrying values of the mortgage loans, net of loan loss reserves were $312,583,000 and $477,266,000, respectively. Scheduled principal payments on mortgage loan receivables are as follows (in thousands):

Scheduled
Principal
2025	$32,136
2026	13,434
2027	680
2028	17,180
2029	680
Thereafter	251,624
Total	$315,734

6. Investments in Unconsolidated Joint Ventures

We have preferred equity investments in two joint ventures and an ADC loan. We determined that each of these investments meet the accounting criteria to be considered a VIE. We are not the primary beneficiary of the VIEs as we do not have both: 1) the power to direct the activities that most significantly affect the VIE’s economic performance, and 2) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. However, we do have significant influence over the VIEs. Therefore, we account for these investments as joint venture using the equity method of accounting. The following table provides information regarding these investments (dollar amounts in thousands):

	Type	Type		Total	Contractual	Number
	of	of		Preferred	Cash	of	Carrying
State	Properties	Investment		Return	Portion	Beds/ Units	Value
Texas	SNF/ALF	Senior Loan	(1)	9.2%	9.2%	104	$11,262	(1)
Washington	ALF/MC	Preferred Equity	(2)	12.0%	9.0%	109	6,340	(2)
Washington	ILF/ALF	Preferred Equity	(3)	14.0%	8.0%	267	13,000	(3)
Total						480	$30,602
(1)	We originated a $12,700 mortgage loan to a current operator secured by a SNF/ALF in Texas. The investment commitment amount includes $11,164, funded during 2024, an interest reserve of $750 and a capital expenditure reserve of $786. In accordance with GAAP, this mortgage loan was determined to be an ADC loan and is accounted for as an unconsolidated JV. The campus has 104 beds (70 skilled nursing and 34 assisted living). The five-year mortgage loan is interest-only.

(2)	Our investment represents 15.5% of the total investment. The preferred equity investment earns an initial cash rate of 7%, increasing to 9% in year four until the IRR is 8%. After achieving an 8% IRR, the cash rate drops to 8% with an IRR ranging between 12% to 14%, depending upon timing of redemption. We have the option to require the JV partner to purchase our preferred equity interest at any time between August 17, 2031 and December 31, 2036.

(3)	Our investment represents 11.0% of the total investment. The preferred equity investment earns an initial cash rate of 8% with an IRR of 14%. The JV partner has the option to buy out our investment at any time after August 31, 2023 at the IRR rate. Also, we have the option to require the JV partner to purchase our preferred equity interest at any time between August 31, 2027 and prior to the end of the first renewal term of the lease.

The following table summarizes our capital contributions, income recognized, and cash interest received related to our investments in unconsolidated joint ventures during the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Type
	of	Income	Cash Income	Non-cash
Year	Properties	Recognized	Earned	Income Accrued
2024	SNF/ALF	$884	$884	$—
	ALF/MC	504	504	—
	ILF/ALF (1)	1,054	—	1,054
Total		$2,442	$1,388	$1,054

2023	ALF/MC	$450	$56	$394
	ILF/ALF (1)	1,054	—	1,054
Total		$1,504	$56	$1,448

2022	ALF/MC	$450	$—	$450
	UDP (1)	1,054	351	703
Total		$1,504	$351	$1,153

(1)	The JV developed and owns a 267-unit ILF and ALF in Washington. The development project was completed during the fourth quarter of 2023.

7. Notes Receivable

Notes receivable consists of mezzanine loans and working capital loans. The following table summarizes our investments in notes receivable at December 31, 2024 (dollar amounts in thousands):

Interest			Type of	Gross			Type of
Rate	IRR	Maturity	Loan	Investment		# of loans	Property
8.0%	11.0%	2027	Mezzanine	$25,000		1	ALF
0.0%	—	2028	Working capital	1,429		1	SNF
8.8%	12.0%	2028	Mezzanine	17,000		1	ALF
6.5%	—	2030	Working capital	138		2	SNF
7.4%	—	2030	Working capital	1,457		2	ALF
0.0%	—	2031	Working capital	2,693		1	ALF
				$47,717	(1)	8

(1)	Excludes the impact of credit loss reserve.

The following table is a summary of our notes receivable components at December 31, 2024 and 2023 (in thousands):

	At December 31, 2024	At December 31, 2023
Mezzanine loans	$42,000	$42,000
Working capital loans	5,717	19,101
Notes receivable credit loss reserve	(477)	(611)
Total	$47,240	$60,490

The following table summarizes our notes receivable activity for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024		2023		2022
Advances under notes receivable	$340		$20,377	(3)	$37,192	(5)
Principal payments received under notes receivable	(13,434)	(1)	(14,687)	(4)	(6,843)
Write-off of notes receivable	(290)	(2)	(3,561)	(2)	—
Recovery (provision) of credit losses	134		(22)		(303)
Net (decrease) increase in notes receivable	$(13,250)		$2,107		$30,046
(1)	During 2024, we received $12,103 towards the paydown of a $13,531 working capital note. The remaining $1,428 balance of the working capital note is interest free and will be repaid in installments through 2028. Additionally, we received an aggregate of $1,331 related to the payoff of three working capital notes.

(2)	During 2024 and 2023, we wrote-off uncollectible working capital notes.

(3)	During 2023, we originated a mezzanine loan to recapitalize an existing 130-unit ILF/ALF/MC in Georgia and construction of 89 additional units. The loan term is five years at an initial yield of 8.75% and an IRR of 12.0%.

(4)	During 2023, we received $4,545, which includes a prepayment fee and the exit IRR totaling $190 from a mezzanine loan prepayment. The mezzanine loan was on a 136-unit ILF in Oregon. Additionally, another $7,461 mezzanine loan was effectively prepaid through converting it as part of our $51,111 investment in a participating interest in an existing mortgage loan that is secured by a 203-unit ALF, ILF and MC located in Georgia. We recorded $1,380 of interest income in connection with the effective prepayment of the mezzanine loan.

(5)	During 2022, we originated a $25,000 mezzanine loan for the recapitalization of five ALFs located in Oregon and Montana. The mezzanine loan has a term of approximately five years, with two one-year extension options and bears interest at 8% with an IRR of 11%. The five communities have a total of 621 units and include independent living, assisted living and memory care.

8. Lease Incentives

Our non-contingent lease incentive balances at December 31, 2024 and 2023 were $3,522,000 and $2,607,000, respectively. The following table summarizes our non-contingent lease incentive activity for the years ended

December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024		2023		2022
Lease incentives funded	$1,924		$1,627		$418
Amortization of lease incentives	(818)		(773)		(877)
Adjustment for collectability of lease incentives	—		(26)	(2)	(256)	(2)
Other adjustments	(191)	(1)	(10)	(1)	(174)	(1)
Net increase in non-contingent lease incentives	$915		$818		$(889)
(1)	Represents lease incentive balances written-off due to property sales.

(2)	Represents uncollectible lease incentive balances written-off.

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

Financing receivables. We obtained controlling interests in JVs that acquired properties through sale and leaseback transactions. The JVs concurrently leased the properties acquired back to affiliates of sellers and provided the sellers-lessees with purchase options. We consolidated the JVs as Financing receivables on our Consolidated Balance Sheets. For more information regarding these transactions See Note 2. Summary of Significant Accounting Policies above. At December 31, 2024, we had investments in four JVs accounted for as financing receivables that owned 31 properties in three states. In addition to owning the properties through our controlling interests in the JVs, generally, these leases provide one or more of the following: security deposits, property tax impounds, repair and maintenance escrows and other credit enhancements such as corporate or personal guarantees or letters of credit.

Mortgage loans. As part of our strategy of making investments in properties used in the provision of long-term health care services, we provided mortgage loan financing on such properties. At December 31, 2024, we had nine mortgage loans secured by 27 properties in four states with six borrowers. In addition to a lien on the mortgaged properties, the loans are generally secured by non-real estate assets of the properties and contain certain other security provisions in the form of letters of credit and/or security deposits.

Notes receivable. Our notes receivable consist of mezzanine loans and working capital notes. Security for these notes can include all or a portion of the following credit enhancements: secured second mortgage, pledge of equity interests and personal/corporate guarantees.

The following table summarizes our financial instruments within the scope of ASC 326 by year of origination (dollar amounts in thousands):

	Year of origination (1)						At December 31, 2024
Investment Type:	2024	2023	2022	2021	2020	Prior	Total	Credit loss reserve
Financing receivables	$163,460	$121,419	$76,603	$—	$—	$—	$361,482	$3,615

Mortgage loans receivable	$—	$44,003	$—	$16,706	$—	$255,025	$315,734	$3,151

Mezzanine loans	$—	$17,000	$25,000	$—	$—	$—	$42,000	$420
Working Capital loans	—	—	—	1,929	1,095	2,693	5,717	57
Total Notes Receivable	$—	$17,000	$25,000	$1,929	$1,095	$2,693	$47,717	$477
(1)	Excludes paid-off loans. Additional funding, if any, is included in the year of the origination of the initial loan.

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

The expected credit losses related to our financial instruments that are within the scope of ASC 326 are as follows (in thousands):

		Recovery	Provision
	Balance	due to	due to	Balance
	at	Payoffs/	Originations/	at
Description	12/31/2023	Write-offs	additional funding	12/31/2024
Credit Loss Reserve- Financing Receivables	$1,980	$—	$1,635	$3,615
Credit Loss Reserve- Mortgage Loans Receivable	4,814	(1,883)	220	3,151
Credit Loss Reserve-Notes Receivable	611	(137)	3	477

We elected not to measure an allowance for expected credit losses on accrued interest receivable under the expected credit loss standard as we have a policy to reserve or write off accrued interest receivable in a timely manner through our quarterly review of the loan and property performance. Therefore, we elected the policy to write off accrued interest receivable by recognizing credit loss expense. As of December 31, 2024, the total balance of accrued interest receivable of $60,258,000 was not included in the measurement of expected credit loss. During the year ended December 31, 2024, we wrote-off $613,000 related to accrued interest receivable. During the years ended December 31, 2023 and 2022, we did not recognize any write-offs related to accrued interest receivable.

10. Debt Obligations

Unsecured Credit Facility. We had an unsecured credit agreement (the “Original Credit Agreement”) that provided for an aggregate commitment of the lenders of up to $500,000,000 comprising of a $400,000,000 revolving credit facility (the “Revolving Line of Credit”) and two $50,000,000 term loans (the “Term Loans”). The Term Loans mature on November 19, 2025 and November 19, 2026. The Revolving Line of Credit had a maturity date of November 19, 2025 and provided a one-year extension option at our discretion, subject to customary conditions. During the first quarter of 2024, we entered into an amendment to the Original Credit Agreement (the “Credit Agreement”) to accelerate our one-year extension option notice to January 4, 2024. Concurrently, we exercised our option to extend the maturity date to November 19, 2026. Other material terms of the Original Credit Agreement remained unchanged. The Credit Agreement permits us to request increases to the Revolving Line of Credit and Term Loans commitments up to a total of $1,000,000,000 (the “Accordion”). As permitted under the terms of the Credit Agreement, we exercised $25,000,000 of the available $500,000,000 Accordion feature of the Revolving Line of Credit during the third quarter of 2024. Accordingly, the aggregate commitment of the lenders under the Credit Agreement increased to $525,000,000, with $475,000,000 remaining available under the Accordion. The exercise of the Accordion did not materially change any other term or condition of the Credit Agreement, including its maturity date or covenant requirements.

Based on our leverage at December 31, 2024, the Revolving Line of Credit provides for interest annually at Adjusted SOFR plus 110 points and a facility fee of 15 basis points and the Term Loans provide for interest annually at Adjusted SOFR plus 125 points.

Interest Rate Swap Agreements. In connection with entering into the Term Loans as discussed above, we entered into two receive variable/pay fixed interest rate swap agreements (“Interest Rate Swaps”) with maturities of November 19, 2025 and November 19, 2026, respectively, that will effectively lock-in the forecasted interest payments on the Term Loans’ borrowings over the four and five year terms of the loans. The Interest Rate Swaps are considered cash flow hedges and are recorded on our Consolidated Balance Sheets at fair value, with changes in the fair value of these instruments recognized in Accumulated other comprehensive income (loss) on our Consolidated Balance Sheets. During the year ended December 31, 2024 and 2023, we recorded $2,295,000 and $2,609,000, respectively, decrease in fair value of Interest Rate Swaps.

The following table sets forth information regarding our Interest Rate Swaps at December 31, 2024 and 2023 (dollar amounts in thousands):

				Notional	Fair Value at
Date Entered	Maturity Date	Swap Rate	Rate Index	Amount	December 31, 2024	December 31, 2023
November 2021	November 19, 2025	2.62%	1-month SOFR	$50,000	$1,305	$2,698
November 2021	November 19, 2026	2.76%	1-month SOFR	50,000	2,510	3,412
				$100,000	$3,815	$6,110

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

At December 31, 2024, we were in compliance with all applicable financial covenants. These debt obligations also contain additional customary covenants and events of default that are subject to a number of important and significant limitations, qualifications and exceptions.

The following table sets forth information regarding debt obligations by component as of December 31, 2024 and 2023 (dollar amounts in thousands):

		At December 31, 2024		At December 31, 2023
	Applicable		Available		Available
	Interest	Outstanding	for	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing	Balance	Borrowing
Revolving line of credit (2)	6.04%	$144,350	$280,650	$302,250	$97,750
Term loans, net of debt issue costs	2.59%	99,808	—	99,658	—
Senior unsecured notes, net of debt issue costs (3)	4.15%	440,442	—	489,409	—
Total	4.32%	$684,600	$280,650	$891,317	$97,750
(1)	Represents weighted average of interest rate as of December 31, 2024.

(2)	Subsequent to December 31, 2024, we borrowed $15,000 under our unsecured revolving line of credit. Accordingly, we have $159,350 outstanding and $265,650 available for borrowing under our unsecured revolving line of credit.

(3)	Subsequent to December 31, 2024, we repaid $7,000 in scheduled principal paydowns on our senior unsecured notes. Accordingly, we have $433,442 outstanding under our senior unsecured notes, net of debt issue costs.

Our borrowings and repayments for the years ended December 31, 2024, 2023 and 2022 are as follows (in thousands):

	Year Ended December 31,
	2024				2023		2022
Debt Obligations	Borrowings		Repayments		Borrowings	Repayments	Borrowings	Repayments
Revolving line of credit	$27,200	(1)	$(185,100)		$277,450	$(105,200)	$194,000	$(174,900)
Senior unsecured notes	—		(49,160)	(2)	—	(49,160)	75,000	(48,160)
Total	$27,200		$(234,260)		$277,450	$(154,360)	$269,000	$(223,060)
(1)	Subsequent to December 31, 2024, we borrowed $15,000 under our unsecured revolving line of credit. Accordingly, we have $159,350 outstanding and $265,650 available for borrowing under our unsecured revolving line of credit.

(2)	Subsequent to December 31, 2024, we repaid $7,000 in scheduled principal paydowns on our senior unsecured notes. Accordingly, we have $433,442 outstanding under our senior unsecured notes, net of debt issue costs.

Scheduled Principal Payments. The following table represents our long-term contractual obligations (scheduled principal payments and amounts due at maturity) as of December 31, 2024, and excludes the effects of interest and debt issue costs (in thousands):

	Total		2025		2026	2027	2028	2029	Thereafter
Revolving line of credit	$144,350	(1)	$—		$144,350	$—	$—	$—	$—
Term loans	100,000		50,000		50,000	—	—	—	—
Senior unsecured notes	441,500	(2)	49,500	(2)	51,500	54,500	55,000	63,000	168,000
	$685,850		$99,500		$245,850	$54,500	$55,000	$63,000	$168,000
(1)	Subsequent to December 31, 2024, we borrowed $15,000 under our unsecured revolving line of credit. Accordingly, we have $159,350 outstanding and $265,650 available for borrowing under our unsecured revolving line of credit.

(2)	Subsequent to December 31, 2024, we repaid $7,000 in scheduled principal paydowns on our senior unsecure notes. Accordingly, we have $433,442 outstanding under our senior unsecured notes, net of debt issue costs.

11. Equity

Non-controlling Interests. We have entered into partnerships to develop and/or own real estate. Given that our limited members do not have the substantive kick-out rights, liquidation rights, or participation rights, we have concluded that the partnerships are VIEs. As we exercise power over and receive benefits from the VIEs, we are considered the primary beneficiary. Accordingly, we consolidate the VIEs and record the non-controlling interests on the consolidated financial statements. As of December 31, 2024, we have the following consolidated VIEs (in thousands):

				Gross
Investment		Property		Consolidated	Non-Controlling
Year	Purpose	Type	State	Assets	Interests
2024	Own real estate	ILF/ALF/MC	NC/SC	$122,460	$58,010
2024	Own real estate	ALF/MC	NC	41,000	3,015
2023	Own real estate	ILF/ALF/MC	OH	54,782	9,134
2023	Own real estate	ALF/MC	NC	121,419	3,831
2022	Own real estate	SNF	FL	76,603	14,325
2018	Own real estate	ILF	OR	14,650	2,907
2018	Own and develop real estate	ALF/MC	OR	18,452	1,156
Total				$449,366	$92,378

In 2017, we entered into a partnership and acquired an 87-unit assisted living and memory care community in South Carolina. During 2024, our joint venture partner transferred their $1,240,000 non-controlling interest to us resulting in us controlling full ownership of the community. Additionally, in 2017 we entered into a partnership for the acquisition of land and development of a 110-unit independent living, assisted living and memory care community in Wisconsin. During 2024, we sold our interest in this JV. As a result, these joint ventures are not listed in the table above.

Common Stock. We had separate equity distribution agreements (collectively, the “Original Equity Distribution Agreements”) to offer and sell, from time to time, up to $200,000,000 in aggregate offering price of shares of our common shares.

During the years ended December 31, 2024, 2023 and 2022, we sold 2,113,270, 1,658,400 and 1,792,400 shares of common stock, respectively, under our Original Equity Distribution Agreements. In conjunction with the sale of common stock, during the years ended December 31, 2024, 2023 and 2022, we incurred costs of $374,000, $836,000 and $513,000, respectively, associated with the Original Equity Distribution Agreements which have been recorded in additional paid in capital as a reduction of proceeds received.

During the fourth quarter of 2024, we terminated our Original Equity Distribution Agreements and entered into a new equity distribution agreement (the “Equity Distribution Agreement”) to sell, from time to time, up to $400,000,000 in aggregate offering price of shares of our common stock. The Equity Distribution Agreement provide for sales of common shares to be made by means of ordinary brokers’ transactions, which may include block trades, or transactions that are deemed to be “at the market” offerings.

During the fourth quarter of 2024, we sold 250,000 shares of our common stock for $9,542,000 in net proceeds under our Equity Distribution Agreement. In conjunction with the sale of common stock, we incurred $329,000 of costs associated with this agreement which have been recorded in additional paid in capital as a reduction of proceeds received.

During the years ended December 31, 2024, 2023 and 2022, we acquired 49,540 shares, 43,933 shares and 39,463 shares, respectively, of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

Shelf Registration Statement. We have an automatic shelf registration statement on file with the SEC, and currently have the ability to file additional automatic shelf registration statements, to provide us with capacity to publicly offer an indeterminate amount of common stock, preferred stock, warrants, debt, depositary shares, or units. We may from time to time publicly raise capital under our automatic shelf registration statement in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering. Our shelf registration statement expires in November 2027.

Distributions. We declared and paid the following cash dividends (in thousands):

	Year Ended December 31,
	2024		2023		2022
	Declared	Paid	Declared	Paid	Declared	Paid
Common Stock (1)	$100,530	$100,530	$94,764	$94,764	$91,509	$91,509
(1)	Represents $0.19 per share per month for the years ended December 31, 2024, 2023 and 2022.

In January 2025, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of January, February and March 2025 payable on January 31, February 28, and March 31, 2025, respectively, to stockholders of record on January 23, February 20, and March 21, 2025, respectively.

Stock Based Compensation Plans. During 2021, we adopted, and our stockholders approved the 2021 Equity Participation Plan (the “2021 Plan”) which replaces the 2015 Equity Participation Plan (the “2015 Plan”). Under the 2021 Plan, 1,900,000 shares of common stock have been authorized and reserved for awards, less one share for every one share that was subject to an award granted under the 2015 plan after December 31, 2020 and prior to adoption. In addition, any shares that are not issued under outstanding awards under the 2015 Plan because the shares were forfeited or cancelled after December 31, 2020 will be added to and again be available for awards under the 2021 Plan. Under the 2021 Plan, the shares were authorized and reserved for awards to officers, employees, non-employee directors and consultants. The terms of the awards granted under the 2021 Plan and the 2015 Plan are set by our compensation committee at its discretion. As of December 31, 2024, we have 1,645,349 shares of common stock reserved for awards under the 2021 Plan.

Restricted Stock and Performance-Based Stock Units. Restricted stock activity for the years ended December 31, 2024, 2023 and 2022 was as follows:

	Year Ended December 31,
	Shares			Weighted Average Price
	2024	2023	2022	2024	2023	2022
Outstanding, January 1	258,620	229,236	197,422	$36.43	$38.26	$44.20
Granted	175,431	146,020	135,210	$31.07	$36.55	$34.35
Vested	(132,842)	(115,551)	(103,396)	$31.51	$36.29	$34.93
Cancelled	—	(1,085)	—	n/a	$34.73	n/a
Outstanding, December 31	301,209	258,620	229,236	$33.18	$36.43	$38.26

During the years ended December 31, 2024, 2023 and 2022, we granted 132,524, 86,867 and 86,332, respectively, of performance-based stock units. During the years ended December 31, 2024, 2023 and 2022 no performance-based stock units vested. Total compensation expense related to restricted stock and performance-based stock units for the years ended December 31, 2024, 2023 and 2022 were $9,052,000, $8,481,000 and $7,964,000.

During 2024, 2023 and 2022, we granted 307,955, 232,887 and 221,542 shares of restricted common stock and performance-based stock units, respectively, under the 2021 Plan as follows:

	No. of	Price per
Year	Shares/Units	Share	Reward Type	Vesting Period
2024	159,536	$30.72	Restricted stock	ratably over 3 years
	69,610	$31.84	Performance-based stock units	TSR targets (1)
	62,914	$31.84	Performance-based stock units	TSR targets (2)
	15,895	$34.60	Restricted stock	(3)
	307,955

2023	127,960	$37.16	Restricted stock	ratably over 3 years
	86,867	$37.16	Performance-based stock units	TSR targets (4)
	15,060	$31.54	Restricted stock	May 24, 2024
	3,000	$35.45	Restricted stock	July 25, 2024
	232,887

2022	122,865	$33.94	Restricted stock	ratably over 3 years
	86,332	$33.94	Performance-based stock units	TSR targets (4)
	12,345	$38.48	Restricted stock	May 25, 2023
	221,542
(1)	Vesting is based on achieving certain total shareholder return (“TSR”) targets in 3 years.

(2)	Vesting is based on achieving certain TSR targets relative to the TSR of a predefined peer group in 3 years.

(3)	The vesting date is the earlier of the one-year anniversary of the award date or the date of the next annual meeting of the stockholders of LTC following the award date.

(4)	Vesting is based on achieving certain total shareholder return (“TSR”) targets in 4 years with acceleration opportunity in 3 years.

At December 31, 2024, the remaining compensation expense to be recognized related to the future service period of unvested outstanding restricted common stock and performance-based stock units are as follows (dollar amount in thousands):

Remaining
Compensation
Vesting Date	Expense
2025	$6,450
2026	3,385
2027	369
Total	$10,204

Stock Options. During 2024, 2023 and 2022, we did not issue any stock options. Nonqualified stock option activity for the years ended December 31, 2024, 2023 and 2022 was as follows:

				Weighted Average
	Shares			Price
	2024	2023	2022	2024	2023	2022
Outstanding, January 1	5,000	10,000	15,000	$38.43	$38.43	$38.43
Granted	—	—	—	n/a	n/a	n/a
Exercised	—	—	—	n/a	n/a	n/a
Canceled	(5,000)	(5,000)	(5,000)	$38.43	$38.43	$38.43
Outstanding, December 31	—	5,000	10,000	n/a	$38.43	$38.43

Exercisable, December 31(1)	—	5,000	10,000	n/a	$38.43	$38.43
(1)	Options exercisable at December 31, 2023 and 2022 had a weighted average remaining contractual life of approximately 0.2 years, and 0.7 years, respectively.

We use the Black-Scholes-Merton formula to estimate the value of stock options granted to employees. This model requires management to make certain estimates including stock volatility, expected dividend yield and the expected term. No compensation expense related to the vesting of stock options was recorded for the years ended December 31, 2024, 2023 and 2022.

12. Commitments and Contingencies

At December 31, 2024, we had commitments as follows (in thousands):

				Total
	Investment		2024	Commitment	Remaining
	Commitment		Funding	Funded	Commitment
Real estate properties (Note 5. Real Estate Investments)	$16,848	(1)	$10,308	$11,259	$5,589
Accrued incentives and earn-out liabilities (Note 8. Lease Incentives)	4,525	(2)	—	—	4,525
Mortgage loans (Note 5. Real Estate Investments)	63,620	(3)	12,754	14,754	48,866
Joint venture investments (Note 6. Investments in Unconsolidated Joint Ventures)	1,536	(4)	98	98	1,438
Notes receivable (Note 7. Notes Receivable)	760	(5)	—	—	760
Total	$87,289		$23,160	$26,111	$61,178
(1)	Represents commitments to purchase land and improvements, if applicable, and to develop, re-develop, renovate or expand seniors housing and health care properties.

(2)	Includes an earn-out payment of up to $3,000 to an operator under a master lease on four SNFs in Texas which were acquired during 2022. The master lease allows either an earn-out payment up to $3,000 or a purchase option. The earn-out payment is available, contingent on achieving certain thresholds per the lease, beginning at the end of the second lease year through the end of the fifth lease year. If neither option is elected within the timeframe defined in the lease, both elections are terminated. For more information regarding the purchase option see Note 5. Real Estate Investments.

(3)	Represents $19,500 of commitment related to a construction loan, $26,120 of commitments for the expansion, renovation and working capital related to seniors housing and skilled nursing properties securing the mortgage loans and $18,000 of commitments which are contingent upon the borrower achieving certain coverage ratios.

(4)	Represents an interest reserve of $750 and capital expenditure reserves of $786 related to a mortgage loan secured by a combination SNF and ALF property in Texas. The loan is accounted for as an unconsolidated JV in accordance with GAAP. For more information regarding this loan see Note. 6 Investment in Unconsolidated Joint Ventures.

(5)	Represents working capital loan commitments.

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

For federal tax purposes, distributions to stockholders are treated as ordinary income, capital gains, return of capital or a combination thereof. Distributions for 2024, 2023 and 2022 were cash distributions. The federal income tax classification of the per share common stock distributions are as follows (unaudited):

	Year Ended December 31,
	2024	2023	2022
Ordinary taxable distribution	$1.745	$1.110	$1.095
Return of capital	0.535	—	—
Unrecaptured Section 1250 gain	—	0.744	0.502
Long-term capital gain	—	0.426	0.683
Total	$2.280	$2.280	$2.280

14. Net Income Per Common Share

Basic and diluted net income per share was as follows (in thousands except per share amounts):

	For the Year Ended December 31,
	2024	2023	2022
Net income	$94,879	$91,462	$100,584
Less income allocated to non-controlling interests	(3,839)	(1,727)	(560)
Less income allocated to participating securities:
Non-forfeitable dividends on participating securities	(682)	(587)	(531)
Income allocated to participating securities	—	—	(49)
Total net income allocated to participating securities	(682)	(587)	(580)
Net income available to common stockholders	90,358	89,148	99,444
Effect of dilutive securities:
Participating securities (1)	—	—	—
Net income for diluted net income per share	$90,358	$89,148	$99,444

Shares for basic net income per share	43,743	41,272	39,894
Effect of dilutive securities:
Stock options (1)	—	—	—
Performance-based stock units	498	86	173
Participating securities (1)	—	—	—
Total effect of dilutive securities	498	86	173
Shares for diluted net income per share	44,241	41,358	40,067

Basic net income per share	$2.07	$2.16	$2.49
Diluted net income per share	$2.04	$2.16	$2.48
(1)	For the years ended December 31, 2024, 2023 and 2022, the participating securities and stock options were excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.

15. Quarterly Financial Information

	For the quarter ended
	March 31,	June 30,	September 30,	December 31,

	(unaudited, in thousands except per share amounts)
2024
Revenues	$51,366	$50,116	$55,783	$52,582
Net income available to common stockholders	$24,065	$19,188	$29,165	$17,912
Net income per common share available to common stockholders:
Basic	$0.56	$0.44	$0.66	$0.40
Diluted	$0.56	$0.44	$0.66	$0.39
Dividends per share declared	$0.57	$0.57	$0.57	$0.57
Dividends per share paid	$0.57	$0.57	$0.57	$0.57
2023
Revenues	$49,500	$48,246	$49,303	$50,195
Net income available to common stockholders	$32,929	$6,028	$22,050	$28,057
Net income per common share available to common stockholders:
Basic	$0.80	$0.15	$0.54	$0.67
Diluted	$0.80	$0.15	$0.54	$0.67
Dividends per share declared	$0.57	$0.57	$0.57	$0.57
Dividends per share paid	$0.57	$0.57	$0.57	$0.57

NOTE:	Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year.

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

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments. We do not invest our cash in auction rate securities. The carrying value and fair value of our financial instruments as of December 31, 2024 and 2023 assuming election of fair value for our financial assets and financial liabilities were as follows (in thousands):

	At December 31, 2024			At December 31, 2023
	Carrying	Fair		Carrying	Fair
	Value	Value		Value	Value
Financing receivables, net of credit loss reserve	$357,867	$363,228	(1)	$196,032	$199,199	(1)
Mortgage loans receivable, net of credit loss reserve	312,583	386,871	(2)	477,266	554,993	(2)
Notes receivable, net of credit loss reserve	47,240	53,549	(3)	60,490	67,877	(3)
Revolving line of credit	144,350	144,350	(4)	302,250	302,250	(4)
Term loans, net of debt issue costs	99,808	100,000	(4)	99,658	100,000	(4)
Senior unsecured notes, net of debt issue costs	440,442	402,394	(5)	489,409	439,865	(5)
(1)	Our investment in financing receivables is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate used to value our future cash inflows of the financing receivables at December 31, 2024 and 2023 was 7.7% and 7.6%, respectively.

(2)	Our investment in mortgage loans receivable is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash inflows of the mortgage loans receivable at December 31, 2024 and 2023 was 10.0% and 9.2%, respectively.

(3)	Our investments in notes receivable are classified as Level 3. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash flows of the notes receivable at December 31, 2024 and 2023, were 7.6% and 6.9%, respectively.

(4)	Our revolving line of credit and term loans bear interest at a variable interest rate. The estimated fair value of our revolving line of credit and term loans approximated their carrying values at December 31, 2024 and 2023 based upon prevailing market interest rates for similar debt arrangements.

(5)	Our obligation under our senior unsecured notes is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is measured based upon management’s estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities. At December 31, 2024, the discount rate used to value our future cash outflow of our senior unsecured notes was 6.25% for those maturing before year 2030 and 6.5% for those maturing at or beyond year 2030. At December 31, 2023, the discount rate used to value our future cash outflow of our senior unsecured notes was 6.5% for those maturing before year 2030 and 6.75% for those maturing beyond year 2030.

17. Segment Information

We use the management approach in determining the reportable operating segments. The management approach considers the internal organization and reporting used by our CODM for making operating decisions, allocating resources and assessing performance as the source for determining our reportable segments. In making this determination, we:

i.	determines its CODM;
ii.	identifies and analyzes potential business components;
iii.	identifies its operating segments; and
iv.	determines whether there are multiple operating segments requiring presentation as reportable segment.

During the years ended December 31, 2024, 2023 and 2022, the CODM has been collectively identified as our Chairman and Co-Presidents, who share the responsibility for allocating resources and assessing segment performance.

. Our CODM evaluate the performance of our investments based on Net income attributable to LTC Properties, Inc. During the years ended December 31, 2024, 2023 and 2022, we operated under one reportable segment. For more information see Segment Information within Note 2. Summary of Significant Accounting Policies above. The table below provides certain information on our segment information (dollar amounts in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenues:
Rental income	$132,278	$127,350	$128,244
Interest income from financing receivables	21,663	15,243	1,762
Interest income from mortgage loans	45,216	47,725	40,600
Interest and other income	10,690	6,926	4,547
Total revenues	209,847	197,244	175,153
Expenses:
Interest expense	40,336	47,014	31,437
Depreciation and amortization	36,367	37,416	37,496
Impairment loss	6,953	15,775	3,422
Provision for credit losses	741	5,678	1,528
Transaction costs	819	1,144	828
Property tax expense	12,930	13,269	15,486
General and administrative expenses	27,243	24,286	23,706
Total expenses	125,389	144,582	113,903
Other operating income:
Gain on sale of real estate, net	7,979	37,296	37,830
Operating income	92,437	89,958	99,080
Income from unconsolidated joint ventures	2,442	1,504	1,504
Net income	94,879	91,462	100,584
Income allocated to non-controlling interests	(3,839)	(1,727)	(560)
Net income attributable to LTC Properties, Inc.	$91,040	$89,735	$100,024

18. Subsequent Events

The following events occurred subsequent to the balance sheet date:

Property Sales. We sold a 29-unit assisted living community in Oklahoma for $670,000. Upon sale, the community was removed from a master lease covering five assisted living communities in Oklahoma and rent under the master lease was not reduced as a result of the sale. At December 31, 2024, the community was classified as held-for-sale.

Debt. We borrowed $15,000,000 under our unsecured revolving line of credit. Accordingly, we have $159,350,000 outstanding and $265,650,000 available for borrowing under our unsecured revolving line of credit.

Additionally, we repaid $7,000,000 in scheduled principal paydowns on our senior unsecure notes. Accordingly, we have $433,442,000 outstanding under our senior unsecured notes, net of debt issue costs.

Equity. We declared a monthly cash dividend of $0.19 per share on our common stock for the months of January, February, and March 2025, payable on January 31, February 28, and March 31, 2025, respectively, to stockholders of record on January 23, February 20, and March 21, 2025, respectively.

LTC PROPERTIES, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions
		(Recovered)
	Balance at	charged to	Charged to
	beginning of	costs and	other		Balance at end
Account Description	period	expenses	accounts (1)	Deductions (2)	of period
Year ended December 31, 2022
Loan loss reserves	$3,473	$457	$—	$—	$3,930
Financing receivables loss reserve	—	768	—	—	768
Other notes receivable allowance	286	303	—	—	589
	$3,759	$1,528	$—	$—	$5,287
Year ended December 31, 2023
Loan loss reserves	$3,930	$884	$—	$—	$4,814
Financing receivables loss reserve	768	1,212	—	—	1,980
Other notes receivable allowance	589	3,582	1	(3,561)	611
	$5,287	$5,678	$1	$(3,561)	$7,405
Year ended December 31, 2024
Loan loss reserves	$4,814	$(1,663)	$—	$—	$3,151
Financing receivables loss reserve	1,980	1,635	—	—	3,615
Other notes receivable allowance	611	(134)	—	—	477
	$7,405	$(162)	$—	$—	$7,243
(1)	Represents miscellaneous adjustments.

(2)	Deductions represent uncollectible accounts written off.

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

				Costs
				capitalized	Gross amount at which carried at
		Initial cost to company		subsequent	December 31, 2024
			Building and	to		Building and		Accum	Construction/	Acquisition
	Encumbrances	Land	improvements	acquisition	Land	improvements	Total (1)	deprec.	renovation date	date
Skilled Nursing Properties:
218 Albuquerque, NM	$—	$1,696	$3,891	$1,482	$1,696	$5,373	$7,069	$2,582	2023	2005
219 Albuquerque, NM	—	1,950	8,910	923	1,950	9,833	11,783	5,008	1982	2005
220 Albuquerque, NM	—	2,463	7,647	290	2,463	7,937	10,400	4,135	1970	2005
252 Amarillo, TX	—	844	—	7,925	844	7,925	8,769	2,796	2013	2011
247 Arlington, TX	—	1,016	13,649	341	1,016	13,990	15,006	5,744	2007	2011
325 Austin, TX	—	896	9,562	174	896	9,736	10,632	765	2017	2022
319, Blue Springs, MO	—	2,644	13,942	73	2,644	14,015	16,659	2,765	2020	2019
007 Bradenton, FL	—	330	2,720	160	330	2,880	3,210	2,571	2012	1993
256 Brownwood, TX	—	164	6,336	78	164	6,414	6,578	2,623	2011	2012
177 Chesapeake, VA	—	388	3,469	2,777	388	6,246	6,634	4,450	2017	1995
257 Cincinnati, OH	—	1,890	25,110	224	1,890	25,334	27,224	6,977	2009	2012
125 Clovis, NM	—	561	5,539	415	561	5,954	6,515	3,445	2006	2001
129 Clovis, NM	—	598	5,902	652	598	6,554	7,152	3,559	1995	2001
267 Cold Spring, KY	—	2,050	21,496	196	2,050	21,692	23,742	6,753	2014	2012
253 Colton, CA	—	2,474	15,158	—	2,474	15,158	17,632	5,636	1990	2011
246 Crowley, TX	—	2,247	14,276	526	2,247	14,802	17,049	6,082	2007	2011
235 Daleville, VA	—	279	8,382	—	279	8,382	8,661	3,560	2005	2010
258 Dayton, OH	—	373	26,627	—	373	26,627	27,000	7,418	2010	2012
196 Dresden, TN	—	31	1,529	1,073	31	2,602	2,633	1,538	2014	2000
298 Forth Worth, TX	—	2,785	7,546	797	2,785	8,343	11,128	3,928	1998	2015
326 Forth Worth, TX	—	922	12,268	221	922	12,489	13,411	1,009	2017	2022
026 Gardendale, AL	—	100	7,550	2,769	100	10,319	10,419	7,765	2011	1996
248 Granbury, TX	—	836	6,693	600	836	7,293	8,129	3,603	2008	2011
250 Hewitt, TX	—	1,780	8,220	772	1,780	8,992	10,772	3,371	2008	2011
318 Kansas City, MO	—	1,229	18,369	69	1,229	18,438	19,667	2,784	2018	2019
008 Lecanto, FL	—	351	2,665	2,737	351	5,402	5,753	4,562	2012	1993
322 Longview, TX	—	1,405	12,176	—	1,405	12,176	13,581	2,124	2014	2020
300 Mansfield, TX	—	2,890	13,110	—	2,890	13,110	16,000	4,353	2015	2016
053 Mesa, AZ	—	305	6,909	1,876	305	8,785	9,090	7,099	1996	1996
242 Mission, TX	—	1,111	16,602	421	1,111	17,023	18,134	6,617	2004	2010
233 Nacogdoches, TX	—	394	7,456	268	394	7,724	8,118	3,234	1991	2010
249 Nacogdoches, TX	—	1,015	11,109	621	1,015	11,730	12,745	5,211	2007	2011
245 Newberry, SC	—	439	4,639	1,047	439	5,686	6,125	2,634	1995	2011
244 Newberry, SC	—	919	5,454	556	919	6,010	6,929	2,728	2001	2011
251 Pasadena, TX	—	1,155	14,345	522	1,155	14,867	16,022	5,463	2005	2011
193 Phoenix, AZ	—	300	9,703	92	300	9,795	10,095	7,112	1985	2000
094 Portland, OR	—	100	1,925	3,152	100	5,077	5,177	4,362	2007	1997
254 Red Oak, TX	—	1,427	17,173	540	1,427	17,713	19,140	6,599	2002	2012
197 Ripley, TN	—	20	985	1,638	20	2,623	2,643	1,616	2014	2000
324 San Antonio, TX	—	1,676	15,470	307	1,676	15,777	17,453	1,209	2018	2022
281 Slinger, WI	—	464	13,482	—	464	13,482	13,946	4,803	2014	2015
234 St. Petersburg, FL	—	1,070	7,930	500	1,070	8,430	9,500	3,295	1988	2010
243 Stephenville, TX	—	670	10,117	774	670	10,891	11,561	4,449	2009	2010
178 Tappahannock, VA	—	375	1,327	397	375	1,724	2,099	1,610	1978	1995

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

				Costs
				capitalized	Gross amount at which carried at
		Initial cost to company		subsequent	December 31, 2024
			Building and	to		Building and		Accum	Construction/	Acquisition
	Encumbrances	Land	improvements	acquisition	Land	improvements	Total (1)	deprec.	renovation date	date
270 Trinity, FL	$—	$1,653	$12,748	$—	$1,653	$12,748	$14,401	$4,487	2008	2013
192 Tucson, AZ	—	276	8,924	112	276	9,036	9,312	6,555	1992	2000
305 Union, KY	—	858	24,116	—	858	24,116	24,974	4,781	2019	2016
299 Weatherford, TX	—	836	11,902	610	836	12,512	13,348	5,005	1996	2015
323 Webster, TX	—	2,310	8,713	206	2,310	8,919	11,229	762	2018	2022
236 Wytheville, VA	—	647	12,167	—	647	12,167	12,814	5,859	1996	2010
Skilled Nursing Properties	$—	$53,212	$505,938	$38,913	$53,212	$544,851	$598,063	$207,396
Assisted Living Properties:
105 Arvada, CO	—	100	2,810	7,767	100	10,577	10,677	4,585	2014	1997
304 Athens, GA	—	983	13,326	789	983	14,115	15,098	3,216	2016	2016
320 Auburn Hills, MI	—	1,964	4,577	1,377	1,964	5,954	7,918	1,806	1995	2019
269 Aurora, CO	—	850	8,583	114	850	8,697	9,547	3,018	2014	2013
260 Aurora, CO	—	831	10,071	327	831	10,398	11,229	3,394	1999	2012
277 Burr Ridge, IL	—	1,400	11,102	234	1,400	11,336	12,736	3,384	2016	2014
330 Centerville, OH	—	2,678	52,036	68	2,678	52,104	54,782	3,452	2019	2023
263 Chatham, NJ	—	5,365	36,399	587	5,365	36,986	42,351	11,983	2002	2012
307 Clovis, CA	—	2,542	19,126	—	2,542	19,126	21,668	4,121	2014	2017
308 Clovis, CA	—	3,054	14,172	—	3,054	14,172	17,226	2,937	2016	2017
279 Corpus Christi, TX	—	880	5,421	423	880	5,844	6,724	3,384	2016	2015
292 De Forest, WI	—	485	5,568	109	485	5,677	6,162	1,467	2006	2015
057 Dodge City, KS	—	84	1,666	693	84	2,359	2,443	1,261	2024	1995
083 Durant, OK	—	100	1,769	162	100	1,931	2,031	1,289	1997	1997
107 Edmond, OK	—	100	1,212	703	100	1,915	2,015	1,345	1996	1997
163 Ft. Collins, CO	—	100	2,961	3,834	100	6,795	6,895	3,613	2014	1999
170 Ft. Collins, CO	—	100	3,400	5,462	100	8,862	8,962	4,307	2014	1999
315 Ft. Worth, TX	—	1,534	11,099	120	1,534	11,219	12,753	2,073	2014	2018
100 Fremont ,OH	—	100	1,655	729	100	2,384	2,484	1,844	2024	1997
314 Frisco, TX	—	2,216	10,417	256	2,216	10,673	12,889	1,992	2015	2018
296 Glenview, IL	—	2,800	14,248	13	2,800	14,261	17,061	3,582	2017	2015
167 Goldsboro, NC	—	100	2,385	227	100	2,612	2,712	1,351	1998	1999
056 Great Bend, KS	—	399	1,570	309	399	1,879	2,278	1,345	1995	1995
102 Greeley, CO	—	100	2,310	987	100	3,297	3,397	1,894	2024	1997
284 Green Bay, WI	—	1,660	19,079	571	1,660	19,650	21,310	5,543	2004	2015
286 Greenfield, WI	—	818	8,014	474	818	8,488	9,306	2,214	2007	2015
164 Greenville, NC	—	100	2,478	329	100	2,807	2,907	1,590	1998	1999
310 Kansas City, MO	—	1,072	15,552	—	1,072	15,552	16,624	2,892	2017	2017
285 Kenosha, WI	—	936	12,361	501	936	12,862	13,798	3,337	2008	2015
255 Littleton, CO	—	1,882	8,248	101	1,882	8,349	10,231	2,596	2013	2012
268 Littleton, CO	—	1,200	8,688	106	1,200	8,794	9,994	3,133	2014	2013
148 Longmont, CO	—	100	2,640	1,012	100	3,652	3,752	1,822	2024	1998
261 Louisville, CO	—	911	11,703	390	911	12,093	13,004	3,909	2000	2012

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

				Costs
				capitalized	Gross amount at which carried at
		Initial cost to company		subsequent	December 31, 2024
			Building and	to		Building and		Accum	Construction/	Acquisition
	Encumbrances	Land	improvements	acquisition	Land	improvements	Total (1)	deprec.	renovation date	date
114 Loveland, CO	$—	$100	$2,865	$616	$100	$3,481	$3,581	$2,173	1997	1997
293 McHenry, IL	—	1,289	28,976	1,852	1,289	30,828	32,117	7,890	2005	2015
058 McPherson, KS	—	79	1,571	773	79	2,344	2,423	1,371	2024	1995
313 Medford, OR		636	17,816	—	636	17,816	18,452	3,094	2020	2018
316 Medford, OR	—	750	13,650	250	750	13,900	14,650	2,762	2005	2018
280 Murrells Inlet, SC	—	2,490	14,185	494	2,490	14,679	17,169	4,196	2016	2015
294 Murrieta, CA	—	2,022	11,136	33	2,022	11,169	13,191	3,228	2016	2015
289 Neenah, WI	—	694	20,839	852	694	21,691	22,385	5,426	1991	2015
166 New Bern, NC	—	100	2,427	260	100	2,687	2,787	1,384	1998	1999
118 Newark, OH	—	100	2,435	865	100	3,300	3,400	1,924	2024	1997
306 Oak Lawn, IL	—	1,591	13,772	64	1,591	13,836	15,427	3,137	2018	2016
302 Overland Park, KS	—	1,951	11,882	390	1,951	12,272	14,223	3,238	2013	2016
165 Rocky Mount, NC	—	100	2,494	515	100	3,009	3,109	1,559	1998	1999
059 Salina, KS	—	79	1,571	570	79	2,141	2,220	1,430	2024	1995
084 San Antonio, TX	—	100	1,900	370	100	2,270	2,370	1,357	1997	1997
092 San Antonio, TX	—	100	2,055	614	100	2,669	2,769	1,670	1997	1997
288 Sheboygan, WI	—	1,168	5,382	388	1,168	5,770	6,938	1,719	2006	2015
149 Shelby, NC	—	100	2,805	559	100	3,364	3,464	2,009	1998	1998
312 Spartanburg, SC	—	254	9,906	1,520	254	11,426	11,680	3,760	1999	2017
103 Springfield, OH	—	100	2,035	670	100	2,705	2,805	1,640	1997	1997
321 Sterling Heights, MI	—	1,133	11,487	1,190	1,133	12,677	13,810	2,776	1997	2019
098 Tiffin, OH	—	100	2,435	842	100	3,277	3,377	1,881	2024	1997
282 Tinley Park, IL	—	702	11,481	139	702	11,620	12,322	3,228	2016	2015
088 Troy, OH	—	100	2,435	1,436	100	3,871	3,971	2,229	1997	1997
080 Tulsa, OK	—	200	1,650	156	200	1,806	2,006	1,227	1997	1997
093 Tulsa, OK	—	100	2,395	47	100	2,442	2,542	1,681	1997	1997
075 Tyler, TX	—	100	1,800	660	100	2,460	2,560	1,386	2023	1996
091 Waco, TX	—	100	2,235	1,272	100	3,507	3,607	1,878	2024	1997
108 Watauga, TX	—	100	1,668	337	100	2,005	2,105	1,186	1996	1997
109 Weatherford, OK	—	100	1,669	703	100	2,372	2,472	1,589	1996	1997
309 West Chester, OH	—	2,355	13,553	253	2,355	13,806	16,161	3,112	2017	2017
276 Westminster, CO	—	1,425	9,575	111	1,425	9,686	11,111	3,200	2015	2013
110 Wheelersburg, OH	—	29	2,435	685	29	3,120	3,149	1,916	2024	1997
303 Wichita, KS	—	1,422	9,957	332	1,422	10,289	11,711	2,808	2011	2016
259 Wichita, KS	—	730	—	9,682	730	9,682	10,412	3,339	2013	2012
283 Wichita, KS	—	624	13,946	—	624	13,946	14,570	3,017	2016	2015
076 Wichita Falls, TX	—	100	1,850	342	100	2,192	2,292	1,375	1996	1996
264 Williamstown, NJ	—	711	6,637	—	711	6,637	7,348	2,302	2000	2012
265 Williamstown, NJ	—	711	8,649	—	711	8,649	9,360	2,839	2000	2012
Assisted Living Properties	$—	$62,189	$602,205	$58,616	$62,189	$660,821	$723,010	$197,615

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

				Costs
				capitalized	Gross amount at which carried at
		Initial cost to company		subsequent	December 31, 2024
			Building and	to		Building and			Accum	Construction/	Acquisition
	Encumbrances	Land	improvements	acquisition	Land	improvements	Total (1)		deprec.	renovation date	date
Other:
Properties:
297 Las Vegas, NV	—	1,965	7,308	1,789	1,965	9,097	11,062		2,219	1990/1994	2015
Properties	—	1,965	7,308	1,789	1,965	9,097	11,062		2,219
Land:
271 Howell, MI	—	420	—	—	420	—	420		—	N/A	2013
272 Milford, MI	—	450	—	—	450	—	450		—	N/A	2014
275 Yale, MI	—	73	—	—	73	—	73		—	N/A	2013
Land	—	943	—	—	943	—	943		—
Other Properties	—	2,908	7,308	1,789	2,908	9,097	12,005		2,219
	$—	$118,309	$1,115,451	$99,318	$118,309	$1,214,769	$1,333,078	(2)	$407,230
(1)	Depreciation is computed principally by the straight-line method for financial reporting purposes which generally range of a life from 5 to 15 years for furniture and equipment, 35 to 50 years for buildings, 10 to 20 years for site improvements, 10 to 50 years for building improvements and the respective lease term for acquired lease intangibles.

(2)	As of December 31, 2024, our aggregate cost for Federal income tax purposes was $1,339,819 (unaudited).

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

Activity for the years ended December 31, 2024, 2023 and 2022 is as follows:

	For the Year Ended December 31,
	2024	2023	2022
Reconciliation of real estate:
Carrying cost:
Balance at beginning of period	$1,379,332	$1,410,705	$1,408,557
Acquisitions	319	54,714	51,817
Improvements	13,675	9,686	9,099
Capitalized interest	—	—	—
Cost of real estate sold	(53,295)	(79,998)	(55,346)
Impairment loss from real estate investments	(6,953)	(15,775)	(3,422)
Ending balance	$1,333,078	$1,379,332	$1,410,705
Accumulated depreciation:
Balance at beginning of period	$391,367	$391,487	$374,606
Depreciation expense	36,223	37,303	37,394
Cost of real estate sold	(20,360)	(37,423)	(20,513)
Ending balance	$407,230	$391,367	$391,487

LTC PROPERTIES, INC.

SCHEDULE IV

MORTGAGE LOANS RECEIVABLE ON REAL ESTATE

(in thousands)

										Principal
										Amount of
									Carrying	Loans
							Current		Amount of	Subject to
	(Unaudited)						Monthly	Face	Mortgages	Delinquent
	Number of				Final	Balloon	Debt	Amount of	December 31,	Principal or
State	Properties		Units/Beds (1)	Interest Rate (2)	Maturity Date	Amount (3)	Service	Mortgages	2024	Interest
FL	1		112	7.80%	2025	$16,706	$109	$16,706	$16,539	$—
FL	2		92	8.80%	2025	4,000	30	4,000	3,960	—
IL	1		150	8.80%	2028	16,500	122	16,500	16,335	—
MI	1		85	8.80%	2026	12,753	118	12,753	12,625	—
MI	14		1,749	11.10%	2043	170,733	1,664	190,214	178,899	—
MI	4		480	10.00%	2045	36,650	332	40,480	39,402	—
MI	2		201	10.30%	2045	19,700	169	19,750	19,503	—
MI	1		146	10.50%	2045	14,325	130	15,000	14,677	—
NC	1		45	7.30%	2025	10,750	66	10,750	10,643	—
	27	(4)	3,060			$302,117	$2,740	$326,153	$312,583	$—
(1)	This number is based upon unit/bed counts shown on operating licenses provided to us by lessee/borrowers or units/beds as stipulated by lease/mortgage documents. We have found during the years that these numbers often differ, usually not materially, from units/beds in operation at any point in time. The differences are caused by such things as operators converting a patient/resident room for alternative uses, such as offices or storage, or converting a multi-patient room/unit into a single patient room/unit. We monitor our properties on a routine basis through site visits and reviews of current licenses. In an instance where such change would cause a de-licensing of beds or in our opinion impact the value of the property, we would take action against the borrower to preserve the value of the property/collateral.

(2)	Represents current stated interest rate. Generally, the loans have principal and interest payable at varying amounts over the life to maturity with annual interest adjustments through specified fixed rate increases effective either on the first anniversary or calendar year of the loan.

(3)	Balloon payment is due upon maturity.

(4)	Includes 9 first-lien mortgage loans presented on the table below and excludes a commitment to fund a $26,120 mortgage loan for the construction of a 116-unit independent living, assisted living and memory care community in Illinois. The borrower contributed $12,300 of equity which will initially fund the construction. Once all of the borrower’s equity has been drawn, we will begin funding the commitment. The loan term is approximately six years at a current rate of 9.0% and an IRR of 9.5%.

Number of Loans	Original loan amounts
0	$ 500 - $2,000
0	$2,001 - $3,000
1	$3,001 - $4,000
0	$4,001 - $5,000
0	$5,001 - $6,000
0	$6,001 - $7,000
8	$7,001 +

Mortgage loans receivable activity for the years ended December 31, 2024, 2023 and 2022 is as follows:

Balance— December 31, 2021	$344,442
New mortgage loans	31,965
Other additions	8,767
Application of interest reserve	6,192
Amortization of mortgage premium	(6)
Collections of principal	(1,175)
Foreclosures	—
Loan loss reserve	(457)
Other deductions	—
Balance— December 31, 2022	389,728
New mortgage loans	92,111
Other additions	4,947
Application of interest reserve	1,722
Amortization of mortgage premium	(7)
Collections of principal	(10,351)
Foreclosures	—
Loan loss reserve	(884)
Other deductions	—
Balance— December 31, 2023	477,266
New mortgage loans	12,753
Other additions	9,080
Application of interest reserve	169
Amortization of mortgage premium	(8)
Collections of principal	(188,340)
Foreclosures	—
Loan loss reserve	1,663
Other deductions	—
Balance— December 31, 2024	$312,583

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Our management, with the participation of our co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on such evaluation our co-Chief Executive Officers and Chief Financial Officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting.

The Management Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth on the following pages.

There has not been any change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the fiscal quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management, with the participation of our co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control— Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of the end of the fiscal year ended December 31, 2024, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by Ernst &Young LLP, independent registered public accounting firm. Ernst & Young LLP’s report on our internal control over financial reporting appears on the following page.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of LTC Properties, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited LTC Properties, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, LTC Properties, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules listed in the Index at Item 15(a) and our report dated February 24, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Los Angeles, California

February 24, 2025

Item 9B. OTHER INFORMATION

Compensatory Arrangements of Certain Officers

On February 19, 2025, our company entered into a side letter (the “Side Letter”) with Wendy Simpson to reduce her annual base salary from $860,000 to $500,000 beginning calendar year 2025. The reduction was made in recognition of the change in Ms. Simpson’s position with our company from Chief Executive Officer to Executive Chairman effective December 31, 2024. There were no other material revisions to Ms. Simpson’s compensation arrangement with our company as set forth in her continuing 2014 Executive Employment Agreement dated November 12, 2014 (the “Simpson Employment Agreement”).

On February 19, 2025, our company also entered into a new employment agreement with Caroline Chikhale (the “Chikhale Employment Agreement”) in recognition of her promotion to the position of Chief Financial Officer effective December 31, 2024. The Chikhale Employment Agreement provides for a 2-year evergreen term and an annual base salary of $450,000. Her base salary may be increased at the discretion of our Board of Directors. Any increase in her base salary will automatically amend the Chikhale Employment Agreement to provide that her annual base salary will not be less than the increased base salary approved by our Board of Directors. During the term of her employment by our company, Ms. Chikhale will devote the time necessary to provide the services reasonably required by our Board of Directors and will not, without the express approval of our Board of Directors, engage for her own account or for the account of any other person or entity, in a business with which we compete. The Chikhale Employment Agreement provides that she shall be eligible to participate in and earn an annual bonus pursuant to the terms of our company’s Annual Cash Bonus and Incentive Plan, and shall be eligible to participate in any incentive stock, option or bonus plan offered by our company to our senior executives, subject to the terms thereof and at the sole discretion of our Board of Directors. The Chikhale Employment Agreement contains additional standard provisions including regarding benefits. Our company’s bonus plans and benefits generally are described in the Compensation Discussion and Analysis section of our definitive proxy statement for the 2024 Annual Meeting of Stockholders filed with the SEC on April 16, 2024 and in our definitive proxy statement for the 2025 Annual Meeting of Stockholders incorporated by reference in Item 11 of this Annual Report on Form 10-K.

The Chikhale Employment Agreement further provides payments for severance upon termination of employment, including in connection with a change in control. If Ms. Chikhale’s employment is terminated, except for a termination for cause or a voluntary resignation without a good reason, our company has agreed to pay her a lump sum severance equal to two times her base salary, and continue her health insurance benefits at our expense for up to an 18-month period; additionally, all of her stock options and restricted common stock will automatically vest upon such a termination. If – following a change in control – Ms. Chikhale’s employment is terminated, except for a termination for cause or a voluntary resignation without a good reason, and such termination occurs within 24 months following a change in control or in contemplation of a change in control which actually occurs, our company has agreed to pay her a severance payment in cash equal to 200% of her 5-year average annual compensation, and continue her health insurance benefits at our expense for up to an 18-month period; additionally, all of her stock options and restricted common stock will vest upon such a termination within 24 months following a change in control.

The foregoing descriptions of the Simpson Employment Agreement, the Side Letter, and the Chikhale

Employment Agreement are qualified in their entirety by reference to the actual Simpson Employment Agreement Side Letter, and Chikhale Employment Agreement, copies of which are filed as Exhibits 10.9, 10.10, and 10.13, respectively, to this Annual Report on Form 10-K and incorporated herein by reference.

Rule 10b5-1 Plan Elections

During the fiscal quarter ended December 31, 2024, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 9.C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our company’s securities applicable to our directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations, as well as NYSE listing standards. Our insider trading policy, among other things, (a) prohibits our directors, officers, and employees, and related persons and entities, from trading in our securities and securities of certain other companies while in possession of material, nonpublic information, (b) prohibits our directors, officer, and employees from disclosing material, nonpublic information about our company to others who may trade on the basis of that information, and (c) requires that directors, executive officers, and certain designated individuals of our company only transact in our securities during a specified window period, subject to limited exceptions. In addition, it is our policy that LTC itself will not engage in transactions in our securities, except in compliance with applicable securities laws. A copy of our insider trading policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

The remaining information required by this item is incorporated by reference to our definitive proxy statement for the 2025 Annual Meeting of Stockholders (to be filed with the SEC within 120 days of our December 31, 2024 fiscal year end).

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our definitive proxy statement for the 2025 Annual Meeting of Stockholders (to be filed with the SEC within 120 days of our December 31, 2024 fiscal year end).

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our definitive proxy statement for the 2025 Annual Meeting of Stockholders (to be filed with the SEC within 120 days of our December 31, 2024 fiscal year end).

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our definitive proxy statement for the 2025 Annual Meeting of Stockholders (to be filed with the SEC within 120 days of our December 31, 2024 fiscal year end).

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our definitive proxy statement for the 2025 Annual Meeting of Stockholders (to be filed with the SEC within 120 days of our December 31, 2024 fiscal year end).

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

Exhibit Number	Description
10.5

Equity Distribution Agreement, dated November 13, 2024, by and among LTC Properties, Inc. and Citizens JMP Securities, LLC, BMO Capital Markets Corp., KeyBanc Capital Markets Inc., Wells Fargo Securities, LLC, Huntington Securities, Inc., and Wedbush Securities Inc., as principals, sales agents and/or (except in the case of Wedbush Securities, Inc.) forward sellers, as applicable, and Citizens JMP Securities, LLC, Bank of Montreal, KeyBanc Capital Markets Inc., Wells Fargo Bank, National Association, and Huntington Securities, Inc., as forward purchasers (incorporated by reference to Exhibit 1.1 to the registrant’s Current Report on Form 8-K filed November 13, 2024)

10.6	Third Amended and Restated Credit Agreement dated as of November 19, 2021 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed November 19, 2021)
10.7	First Amendment to Third Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed December 19, 2022)
10.8	Second Amendment to Third Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 4, 2024)
10.9+	Employment Agreement of Wendy Simpson, effective as of November 12, 2014 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed November 12, 2014)
10.10+	Side Letter Regarding Annual Compensation and Benefits of Wendy Simpson, entered into as of February 19, 2025
10.11+	Employment Agreement of Pamela Kessler, effective as of November 12, 2014 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed November 12, 2014)
10.12+	Employment Agreement of Clint Malin, effective as of November 12, 2014 (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed November 12, 2014)
10.13+	Employment Agreement of Caroline Chikhale, effective as of February 19, 2025
10.14+	Annual Cash Bonus Incentive Plan, effective as of October 27, 2014 (incorporated by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014)
10.15+

Form of Performance Stock Unit Award Agreement (Relative Total Shareholder Return) under the 2021 Equity Participation Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024)

10.16+

Form of Performance Stock Unit Award Agreement (Relative Total Shareholder Return) under the 2021 Equity Participation Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024)

10.17+	The 2015 Equity Participation Plan of LTC Properties, Inc. (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-8 (File No. 333-205115))
10.18+	The 2021 Equity Participation Plan of LTC Properties, Inc. (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-8 (File No. 333-256808))
10.19

Form of Restricted Stock Agreement under the 2021 Equity Participation Plan (incorporated by reference to Exhibit 10.17 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2023)

10.20+	Form of Stock Option Agreement under the 2021 Equity Participation Plan (incorporated by reference to Exhibit 10.14 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021)
10.21+

Form of Indemnification Agreement dated as of July 30, 2009 between LTC Properties, Inc. and its Directors and Officers (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

19	LTC Properties, Inc. Insider Trading Policy
21	List of Subsidiaries
23.1	Consent of Independent Registered Accounting Firm
31.1

Certification of the Co-Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of the Co-Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of the Co-Chief Executive Officers and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	LTC Properties, Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2023)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement in which an executive officer or director of the registrant participates

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC. Registrant
Dated: February 24, 2025
	By:	/s/ CAROLINE CHIKHALE CAROLINE CHIKHALE Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/CLINT MALIN	Co-President, Co-Chief Executive Officer and Chief Investment Officer
CLINT MALIN	(Principal Executive Officer)	February 24, 2025

/s/ PAMELA J. KESSLER	Co-President and Co-Chief Executive Officer
PAMELA J. KESSLER	(Principal Executive Officer)	February 24, 2025

/s/ CAROLINE CHIKHALE CAROLINE CHIKHALE	Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)	February 24, 2025

/s/ WENDY L. SIMPSON WENDY L. SIMPSON	Executive Chairman and Director	February 24, 2025

/s/ BRADLEY J. PREBER	Director	February 24, 2025
BRADLEY J. PREBER

/s/ Boyd Hendrickson BOYD HENDRICKSON	Director	February 24, 2025

/s/ Cornelia Cheng	Director	February 24, 2025
CORNELIA CHENG

/s/ DAVID L. GRUBER	Director	February 24, 2025
DAVID L. GRUBER

/s/ Timothy J. Triche TIMOTHY J. TRICHE	Director	February 24, 2025