Form 10-Q
period 2025-03-31
LTC PROPERTIES INC
filed 2025-05-05
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Yes ☐ No ☑

The number of shares of common stock outstanding on April 28, 2025 was 45,930,567.

LTC PROPERTIES, INC.

FORM 10-Q

March 31, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share)

	March 31, 2025	December 31, 2024
	(unaudited)	(audited)
ASSETS
Investments:
Land	$111,223	$118,209
Buildings and improvements	1,146,891	1,212,853
Accumulated depreciation and amortization	(383,853)	(405,884)
Operating real estate property, net	874,261	925,178
Properties held-for-sale, net of accumulated depreciation: 2025—$29,284; 2024—$1,346	42,458	670
Real property investments, net	916,719	925,848
Financing receivables, net of credit loss reserve: 2025—$3,615; 2024—$3,615	357,845	357,867
Mortgage loans receivable, net of credit loss reserve: 2025—$3,169; 2024—$3,151	314,358	312,583
Real estate investments, net	1,588,922	1,596,298
Notes receivable, net of credit loss reserve: 2025—$448; 2024—$477	44,338	47,240
Investments in unconsolidated joint ventures	17,602	30,602
Investments, net	1,650,862	1,674,140

Other assets:
Cash and cash equivalents	23,295	9,414
Debt issue costs related to revolving line of credit	1,218	1,410
Interest receivable	61,754	60,258
Straight-line rent receivable	20,685	21,505
Lease incentives	3,074	3,522
Prepaid expenses and other assets	14,621	15,893
Total assets	$1,775,509	$1,786,142
LIABILITIES
Revolving line of credit	$148,850	$144,350
Term loans, net of debt issue costs: 2025—$154; 2024—$192	99,846	99,808
Senior unsecured notes, net of debt issue costs: 2025—$1,017; 2024—$1,058	433,483	440,442
Accrued interest	2,924	3,094
Accrued expenses and other liabilities	41,104	45,443
Total liabilities	726,207	733,137
EQUITY
Stockholders’ equity:
Common stock: $0.01 par value; 60,000 shares authorized; shares issued and outstanding: 2025—45,888; 2024—45,511	459	455
Capital in excess of par value	1,091,524	1,082,764
Cumulative net income	1,746,115	1,725,435
Accumulated other comprehensive income	2,905	3,815
Cumulative distributions	(1,879,101)	(1,851,842)
Total LTC Properties, Inc. stockholders’ equity	961,902	960,627
Non-controlling interests	87,400	92,378
Total equity	1,049,302	1,053,005
Total liabilities and equity	$1,775,509	$1,786,142

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share, unaudited)

	Three Months Ended
	March 31,
	2025	2024
Revenues:
Rental income	$31,444	$33,549
Interest income from financing receivables	7,002	3,830
Interest income from mortgage loans	9,179	12,448
Interest and other income	1,406	1,539
Total revenues	49,031	51,366
Expenses:
Interest expense	7,913	11,045
Depreciation and amortization	9,162	9,095
Provision for credit losses	3,052	24
Transaction costs	441	266
Property tax expense	3,107	3,383
General and administrative expenses	6,971	6,491
Total expenses	30,646	30,304
Other operating income:
Gain on sale of real estate, net	171	3,251
Operating income	18,556	24,313
Income from unconsolidated joint ventures	3,665	376
Net income	22,221	24,689
Income allocated to non-controlling interests	(1,541)	(459)
Net income attributable to LTC Properties, Inc.	20,680	24,230
Income allocated to participating securities	(163)	(165)
Net income available to common stockholders	$20,517	$24,065

Earnings per common share:
Basic	$0.45	$0.56
Diluted	$0.45	$0.56

Weighted average shares used to calculate earnings per common share:
Basic	45,333	42,891
Diluted	45,683	43,032

Dividends declared and paid per common share	$0.57	$0.57

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$22,221	$24,689
Unrealized (loss) gain on cash flow hedges before reclassification	(138)	1,414
Gains reclassified from accumulated other comprehensive income to interest expense	(772)	(1,036)
Comprehensive income	21,311	25,067
Less: Comprehensive income allocated to non-controlling interests	(1,541)	(459)
Comprehensive income attributable to LTC Properties, Inc.	$19,770	$24,608

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(amounts in thousands)

			Capital in	Cumulative			Total	Non-
	Common Stock		Excess of	Net	Accumulated	Cumulative	Stockholder's	Controlling	Total
	Shares	Amount	Par Value	Income	OCI	Distributions	Equity	Interests	Equity
Balance—December 31, 2023	43,022	$430	$991,656	$1,634,395	$6,110	$(1,751,312)	$881,279	$34,988	$916,267
Issuance of common stock	139	1	4,336	—	—	—	4,337	—	4,337
Issuance of restricted stock	160	2	(2)	—	—	—	—	—	—
Common Stock cash distributions ($0.57 per share)	—	—	—	—	—	(24,616)	(24,616)	—	(24,616)
Stock-based compensation expense	—	—	2,202	—	—	—	2,202	—	2,202
Net income	—	—	—	24,230	—	—	24,230	459	24,689
Fair market valuation adjustment for interest rate swap	—	—	—	—	378	—	378	—	378
Cash paid for taxes in lieu of common shares	(50)	—	(1,532)	—	—	—	(1,532)	—	(1,532)
Non-controlling interest contributions	—	—	—	—	—	—	—	50	50
Non-controlling interest distributions	—	—	—	—	—	—	—	(2,904)	(2,904)
Other	—	—	(29)	—	—	—	(29)	—	(29)
Balance—March 31, 2024	43,271	$433	$996,631	$1,658,625	$6,488	$(1,775,928)	$886,249	$32,593	$918,842

Balance—December 31, 2024	45,511	$455	$1,082,764	$1,725,435	$3,815	$(1,851,842)	$960,627	$92,378	$1,053,005
Issuance of common stock	238	2	8,409	—	—	—	8,411	—	8,411
Issuance of restricted stock	114	1	(1)	—	—	—	—	—	—
Common Stock cash distributions ($0.57 per share)	—	—	—	—	—	(27,259)	(27,259)	—	(27,259)
Stock-based compensation expense	—	—	2,253	—	—	—	2,253	—	2,253
Net income	—	—	—	20,680	—	—	20,680	1,541	22,221
Vesting of performance-based stock units	163	2	(2)	—	—	—	—	—	—
Fair market valuation adjustment for interest rate swap	—	—	—	—	(910)	—	(910)	—	(910)
Cash paid for taxes in lieu of common shares	(138)	(1)	(4,771)	—	—	—	(4,772)	—	(4,772)
Acquisitions of non-controlling interest	—	—	2,883	—	—	—	2,883	(4,033)	(1,150)
Non-controlling interest distributions	—	—	—	—	—	—	—	(2,486)	(2,486)
Other	—	—	(11)	—	—	—	(11)	—	(11)
Balance—March 31, 2025	45,888	$459	$1,091,524	$1,746,115	$2,905	$(1,879,101)	$961,902	$87,400	$1,049,302

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES:
Net income	$22,221	$24,689
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,162	9,095
Stock-based compensation expense	2,253	2,202
Gain on sale of real estate, net	(171)	(3,251)
Income from unconsolidated joint ventures	(3,665)	(376)
Income distributions from unconsolidated joint ventures	3,699	112
Straight-line rental adjustment	578	550
Adjustment for collectability of straight-line rental income	243	—
Adjustment for collectability of lease incentives	249	—
Amortization of lease incentives	199	233
Provision for credit losses	3,052	24
Application of interest reserve	—	(52)
Amortization of debt issue costs	271	267
Other non-cash items, net	24	24
Change in operating assets and liabilities
Lease incentives funded	—	(1,395)
Increase in interest receivable	(2,951)	(2,220)
(Decrease) increase in accrued interest payable	(170)	996
Net change in other assets and liabilities	(5,423)	(9,832)
Net cash provided by operating activities	29,571	21,066
INVESTING ACTIVITIES:
Investment in real estate properties	—	(315)
Investment in real estate capital improvements	(1,326)	(1,329)
Proceeds from sale of real estate, net	1,512	25,306
Investment in real estate mortgage loans receivable	(1,919)	(3,128)
Principal payments received on mortgage loans receivable	124	125
Proceeds from liquidation of investments in unconsolidated joint ventures	13,000	—
Principal payments received on notes receivable	238	550
Net cash provided by investing activities	11,629	21,209
FINANCING ACTIVITIES:
Borrowings from revolving line of credit	15,000	10,300
Repayment of revolving line of credit	(10,500)	(35,500)
Principal payments on senior unsecured notes	(7,000)	(6,000)
Proceeds from common stock issued	8,485	4,453
Payments of common share issuance costs	(74)	(116)
Distributions paid to stockholders	(27,259)	(24,616)
Acquisitions of and distributions paid to non-controlling interests	(1,188)	(109)
Financing costs paid	—	(402)
Cash paid for taxes in lieu of shares upon vesting of restricted stock	(4,772)	(1,532)
Other	(11)	(29)
Net cash used in financing activities	(27,319)	(53,551)
Increase (decrease) in cash and cash equivalents	13,881	(11,276)
Cash and cash equivalents, beginning of period	9,414	20,286
Cash and cash equivalents, end of period	$23,295	$9,010

Supplemental disclosure of cash flow information:
Interest paid	$7,812	$9,782
Non-cash investing and financing transactions:
Accretion of interest reserve recorded as mortgage loan receivable	$—	$52
Write-off of notes receivable	$(2,693)	$—
Decrease (increase) in fair value of interest rate swap agreements	$(910)	$378
Distributions paid to non-controlling interests	$(2,448)	$(439)
Transfer of joint venture partner's non-controlling interest to LTC	$2,883	$—
Distributions paid to non-controlling interests related to property sale	$—	$(2,305)

See accompanying notes.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	General

LTC Properties, Inc., a health care real estate investment trust (“REIT”), was incorporated on May 12, 1992 in the State of Maryland and commenced operations on August 25, 1992. We invest primarily in seniors housing and health care properties primarily through sale-leasebacks, mortgage financing, joint ventures and structured finance solutions including preferred equity and mezzanine lending. Subsequent to March 31, 2025, we began utilizing the structure authorized by the REIT Investment Diversification and Empowerment Act of 2007 (Commonly referred to as “RIDEA”) as permitted by the Housing and Economic Recovery Act of 2008. We conduct and manage our business as one operating segment, rather than multiple operating segments, for internal reporting and internal decision-making purposes. Our primary objectives are to create, sustain and enhance stockholder equity value and provide current income for distribution to stockholders through real estate investments in seniors housing and health care properties managed by experienced operators. Our primary seniors housing and health care property classifications include skilled nursing centers (“SNF”), assisted living communities (“ALF”), independent living communities (“ILF”), memory care communities (“MC”) and combinations thereof. We also invest in other (“OTH”) types of properties, such as land parcels, projects under development (“UDP”) and behavioral health care hospitals. To meet these objectives, we attempt to invest in properties that provide opportunity for additional value and current returns to our stockholders and diversify our investment portfolio by geographic location, operator, property classification and form of investment.

We have prepared consolidated financial statements included herein without audit and in the opinion of management have included all adjustments necessary for a fair presentation of the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to rules and regulations governing the presentation of interim financial statements. The accompanying consolidated financial statements include the accounts of our company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2025 and 2024 are not necessarily indicative of the results for a full year.

No provision has been made for federal or state income taxes. Our company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As such, we generally are not taxed on income that is distributed to our stockholders.

Under RIDEA, a REIT may lease a "qualified healthcare property" on an arm's-length basis to a taxable REIT subsidiary ("TRS") and generally the rent received from the TRS will be treated as “rents from real property.” A "qualified healthcare property" includes real property and any personal property that is, or is necessary or incidental to the use of, a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility, or other licensed facility which extends medical or nursing or ancillary services to patients. Resident level rents and related operating expenses for these facilities will be reported in our consolidated financial statements and will be subject to federal and state income taxes as the operations of such facilities are included in TRS entities.

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

The following table summarizes our investments in owned properties at March 31, 2025 (dollar amounts in thousands):

						Average
		Percentage	Number	Number of		Investment
	Gross	of	of	SNF	ALF	per
Type of Property	Investment	Investment	Properties (1)	Beds	Units	Bed/Unit
Assisted Living	$719,428	54.1%	70	—	4,236	$169.84
Skilled Nursing	598,423	45.0%	50	6,113	236	$94.25
Other (2)	12,005	0.9%	1	118	—	—
Total	$1,329,856	100.0%	121	6,231	4,472
(1)	We own properties in 23 states that are leased to 22 different operators.

(2)	Includes three parcels of land held-for-use, and one behavioral health care hospital.

Many of our existing leases contain renewal options that, if exercised, could result in the amount of rent payable upon renewal being greater or less than that currently being paid.

During the three months ended March 31, 2025, a master lease covering two skilled nursing centers in Tennessee that was scheduled to mature on December 31, 2025, was amended extending the maturity to December 31, 2026. Additionally, the master lease purchase option window, which expired on December 31, 2024, was extended for another year to December 31, 2025. Additionally, during the three months ended March 31, 2025, we terminated two existing leases with the same operator, and combined them into a single master lease. The new master lease has a five-year term with one 1-year extension option and four 5-year extension options. Annual cash rent is $2,547,000 for the first lease year escalating by 2% annually thereafter. In connection with the termination of these leases, we wrote-off straight-line rent receivable and lease incentive balances of $243,000 and $249,000, respectively.

Subsequent to March 31, 2025, we terminated our Anthem Memory Care, LLC (“Anthem”) triple-net master leases and transitioned the 12 memory care communities covered under the master leases into our new seniors housing operating portfolio (“SHOP”) under the RIDEA structure. In anticipation of this event, we wrote-off Anthem’s working capital note of $2,693,000 and the related interest receivable of $371,000 during the three months ended March 31, 2025.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

We monitor the collectability of our receivable balances, including deferred rent receivable balances, on an ongoing basis. We write-off uncollectible operator receivable balances, including straight- line rent receivable and lease incentives balances, as a reduction to rental income in the period such balances are no longer probable of being collected. Therefore, recognition of rental income is limited to the lesser of the amount of cash collected or rental income reflected on a “straight-line” basis for those customer receivable balances deemed uncollectible. During the three months ended March 31, 2025, we wrote-off straight-line rent receivable and lease incentive balances of $243,000 and $249,000, respectively, in connection with the termination of two existing leases with the same operator, and combining them into a master lease as discussed above. During the three months ended March 31, 2024, we wrote-off lease incentive balance of $191,000, as a result of property sales.

We continue to take into account the current financial condition of our operators in our estimation of uncollectible accounts at March 31, 2025. We are closely monitoring the collectability of such rents and will adjust future estimations as appropriate as further information becomes known.

The following table summarizes components of our rental income for the three months ended March 31, 2025 and 2024 (in thousands):

	March 31,
Rental Income	2025		2024
Contractual cash rental income	$29,623	(1)	$30,951
Variable cash rental income (2)	3,090		3,381
Straight-line rent	(578)		(550)
Adjustment of lease incentives and rental income	(492)	(3)	—
Amortization of lease incentives	(199)		(233)
Total	$31,444		$33,549
(1)	Decreased primarily due to a one-time revenue received in 2024 related to the repayment of $2,377 in rent credit and lower rent due to property sales, partially offset by rent increases from fair-market rent resets, annual escalations and amendments.

(2)	The variable rental income includes reimbursement of real estate taxes by our lessees.

(3)	In connection with the termination of two existing leases with the same operator, and combing them into a single master lease, we wrote-off a straight-line rent receivable of $243 and a lease incentive balance of $249.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Some of our lease agreements provide purchase options allowing the lessees to purchase the properties they currently lease from us. The following table summarizes information about purchase options included in our lease agreements (dollar amounts in thousands):

			Type	Number
Option			of	of	Gross	Net Book
Window		State	Property	Properties	Investments (1)	Value
2024-2028	(2)	North Carolina	ALF	4	$41,000	$41,000
2024-2028	(2)	North Carolina/ South Carolina	ILF/ALF/MC	13	122,460	122,460
2025	(3)	Tennessee	SNF	2	5,275	2,086
2025-2027	(4)	Florida	SNF	3	76,581	76,581
2025-2027		Ohio	ILF/ALF/MC	1	54,812	50,814
2025-2029	(5)	North Carolina	ALF/MC	11	121,419	121,419
2026		South Carolina	ALF	1	11,680	7,788
2027		Georgia/South Carolina	ALF/MC	2	32,266	24,623
2027-2029	(6)	Oklahoma	ALF/MC	4	9,052	3,200
2027-2029	(7)	Texas	SNF	4	52,726	48,628
2029		Colorado/Kansas/Ohio/Texas	ALF/MC	17	65,134	30,180
2029		North Carolina	ALF	5	15,161	7,144
		Total		67	$607,566	$535,923
(1)	Gross investments include previously recorded impairment losses, if any.

(2)	The purchase option can be exercised through 2028, with an exit Internal Rate of Return (“IRR”) of 8.0%. These assets are accounted for as financing receivables. For more information see Financing Receivables below.

(3)	The purchase option window which expired on December 31, 2024, was extended for another year to December 31, 2025.

(4)	These assets are accounted for as financing receivables. For more information see Financing Receivables below.

(5)	The operator has the option to buy the properties in multiple tranches and in serial closings approved by LTC with an exit IRR of 9.0% on any portion of the properties being purchased. These assets are accounted for as financing receivables. For more information see Financing Receivables below.

(6)	The purchase option can be exercised starting in November 2027 through October 2029 if the lessee exercises its four-year extension option under the master lease.

(7)	The operator may elect to either receive an earn-out payment or exercise its purchase option. If neither option is elected within the timeframe defined in the lease, both elections are terminated. For more information regarding the earn-out see Note 9. Commitments and Contingencies.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Properties Held -for-Sale. The following summarizes our held-for-sale properties as of March 31, 2025 and December 31, 2024 (dollar amounts in thousands):

		Type		Number	Number
		of		of	of	Gross	Accumulated
	State	Property		Properties	Beds/units	Investment	Depreciation
At March 31, 2025	CA/FL/VA	SNF	(1)	7	896	$71,742	$(29,284)
At December 31, 2024	OK	ALF	(2)	1	29	$2,016	$(1,346)
(1)	During the three months ended March 31, 2025, we engaged a broker to sell seven SNFs under a master lease, following the operator’s election not to exercise the renewal option available under the master lease. The master lease covers SNFs in California (1), Florida (2) and Virginia (4) and matures in January 2026. At March 31, 2025, these centers met the criteria under GAAP as held-for-sale. The operator is obligated to pay rent on the portfolio through maturity and is current on rent obligations through May 2025.

(2)	This community was sold during the first quarter of 2025. Upon sale, the community was removed from a master lease covering five ALFs in Oklahoma and rent under the master lease was not reduced as a result of the sale.

Intangible Assets. We make estimates as part of our allocation of the purchase price of acquisitions to various components of acquisition based upon the fair value of each component. In determining fair value, we use current appraisals or other third-party opinions of value. The most significant components of our allocations are typically the allocation of fair value to land and buildings, and for certain of our acquisitions, in-place leases and other intangible assets. In the case of the value of in-place leases, we make the best estimates based on the evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during the hypothetical expected lease-up periods, market conditions and costs to execute similar leases. The following is a summary of the carrying amount of intangible assets as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025					December 31, 2024
			Accumulated					Accumulated
Assets	Cost		Amortization		Net	Cost		Amortization		Net
In-place leases	$11,047	(1)	$(6,969)	(2)	$4,078	$11,047	(1)	$(6,758)	(2)	$4,289
Tax abatement intangible	$8,309	(3)	$(1,271)	(3)	$7,038	$8,309	(3)	$(1,097)	(3)	$7,212
(1)	Included in the Buildings and improvements line item in our Consolidated Balance Sheets.

(2)	Included in the Accumulated depreciation and amortization line item in our Consolidated Balance Sheets.

(3)	Included in the Prepaid expenses and other assets line item in our Consolidated Balance Sheets.

Improvements. During the three months ended March 31, 2025 and 2024, we invested in the following capital improvement projects (in thousands):

	Three Months Ended March 31,
Type of Property	2025	2024
Assisted Living Communities	$966	$1,133
Skilled Nursing Centers	360	196
Total	$1,326	$1,329

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Properties Sold. During the three months ended March 31, 2025 and 2024 we recorded a net gain on sale of real estate of $171,000 and $3,251,000, respectively. The following table summarizes property sales during the three months ended March 31, 2025 and 2024 (dollar amounts in thousands):

		Type	Number	Number
		of	of	of	Sales		Carrying	Net
Year	State	Properties	Properties	Beds/Units	Price		Value	(Loss) Gain (1)
2025	Ohio	ALF	1	39	$1,000		$670	$267
	Oklahoma	ALF	1	29	670		670	(96)
Total			2	68	$1,670		$1,340	$171

2024	Florida	ALF	1	60	4,500		4,579	(319)
	Texas	ALF	5	208	1,600		1,282	(356)
	Wisconsin	ALF	1	110	20,193	(2)	16,195	3,986
	n/a	n/a	—	—	—		—	(60)	(3)
Total			7	378	$26,293		$22,056	$3,251

(

(1)	Calculation of net gain includes cost of sales and write-off of straight-line receivable and lease incentives, when applicable.

(2)	Represents the price to sell our portion of interest in a JV, net of the JV partner’s $2,305 contributions in the joint venture.

(3)	We recognized additional loss due to additional incurred costs related to properties sold during 2023.

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

We have entered into joint venture agreements and contributed into these JVs for the purchase of properties through sale and leaseback transactions. Concurrently, each of these JVs leased the purchased properties back to an affiliate of the seller and provided the seller-lessee with purchase options. Accordingly, these sale and leaseback transactions meet the accounting criteria to be presented as financing receivables. Furthermore, we determined that we exercise power over and receive benefits from each of these joint ventures. Therefore, we consolidated the joint ventures as Financing Receivables on our Consolidated Balance Sheets and recorded the rental revenue from these joint ventures as Interest income from financing receivables on our Consolidated Statements of Income.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following tables provide information regarding our investments in financing receivables (dollar amounts in thousands):

							Type	Number	Number	Investment
Interest		Investment			Gross	LTC	of	of	of	per
Rate		Year	Maturity	State	Investments	Investment	Properties	Properties	Beds/Units	Bed/Unit
7.25%	(1)	2022	2032	FL	$76,581	$62,256	SNF	3	299	$256.12
7.25%	(2)	2023	2033	NC	121,419	118,503	ALF/MC	11	523	$232.16
7.25%	(3)	2024	2034	NC/SC	122,460	64,450	ILF/ALF/MC	13	523	$234.15
7.25%	(4)	2024	2034	NC	41,000	37,985	ALF	4	217	$188.94
					$361,460	$283,194		31	1,562
(1)	A purchase option available to the seller-lessee is exercisable at the beginning of the fourth lease year (2025) through the end of the fifth lease year (2027).

(2)	The seller-lessee has the option to buy the properties in multiple tranches and in serial closings approved by LTC with an exit IRR of 9.0% on any portion of the properties being purchased.

(3)	During the second quarter of 2024, we funded an additional $5,546 under a mortgage loan receivable due from an ALG affiliate secured by 13 ALFs and MCs located in North Carolina (12) and South Carolina (1). We then entered into a newly formed $122,460 JV with ALG, whereby we exchanged our $64,450 mortgage loan receivable for a 53% controlling interest in the JV. Concurrently, ALG contributed these properties to the joint venture for a 47% non-controlling interest. The JV leased the properties to an ALG affiliate under a 10-year master lease, with two five-year renewal options and provided the seller-lessee with a purchase option exercisable through 2028, with an exit IRR of 8.0%.

(4)	During the second quarter of 2024, we funded an additional $2,766 under a mortgage loan receivable due from an ALG affiliate secured by four ALFs located in North Carolina. We then entered into a newly formed $41,000 JV with ALG, whereby we exchanged $37,985 mortgage loan receivables for a 93% controlling interest in the JV. Concurrently, ALG contributed these properties and a parcel of land to the joint venture for a 7% non-controlling interest. The JV leased the properties to an ALG affiliate under a 10-year master lease, with two five-year renewal options and provided the seller-lessee with a purchase option exercisable through 2028, with an exit IRR of 8.0%.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Mortgage Loans. The following table sets forth information regarding our investments in mortgage loans secured by first mortgages at March 31, 2025 (dollar amounts in thousands):

					Type	Percentage	Number of				Investment
			Gross		of	of			SNF	ALF	per
Interest Rate	Maturity	State	Investment		Property	Investment	Loans (2)	Properties (3)	Beds	Units	Bed/Unit
8.8%	2025	FL	$4,000		ALF	1.2%	1	2	—	92	$43.48
7.8%	2025	FL	16,706		ALF	5.3%	1	1	—	112	$149.16
7.3%	2025	NC	10,750		ALF	3.4%	1	1	—	45	$238.89
8.8%	2026	MI	14,672		ALF	4.6%	1	1	—	85	$172.61
8.8%	2028	IL	16,500		SNF	5.2%	1	1	150	—	$110.00
11.1% (4)	2043	MI	180,699		SNF	56.9%	1	14	1,749	—	$103.32
10.0% (5)	2045	MI	39,700		SNF	12.5%	1	4	480	—	$82.71
10.3% (5)	2045	MI	19,700		SNF	6.2%	1	2	201	—	$98.01
10.8% (5)	2045	MI	14,800		SNF	4.7%	1	1	146	—	$101.37
Total			$317,527	(1)		100.0%	9	27	2,726	334	$103.77
(1)	Excludes the impact of the credit loss reserve.

(2)	Some loans contain certain guarantees and provide for certain facility fees.

(3)	Our mortgage loans are secured by properties located in four states with six borrowers. Additionally, during 2024, we committed to fund a $26,120 mortgage loan for the construction of a 116-unit ILF, ALF and MC located in Illinois. The borrower contributed $12,300 of equity which will initially fund the construction. Once all of the borrower’s equity has been drawn, we will begin funding the commitment. The loan term is approximately six years at a current rate of 9.0% and an IRR of 9.5%.

(4)	Minimum interest payable is based on an annual current pay interest rate of 8.5% on the outstanding loan balance. The difference between the contractual interest rate and the current pay interest rate of 8.5% on the outstanding loan balance remains an obligation of the borrower and is payable through the application of security deposits held by LTC on behalf of the borrower or payable upon maturity. During the 2025 first quarter, we received full contractual cash interest of $4,991, through $3,826 of cash receipts and application of $1,165 of security deposits. The loan provides for 2.25% annual interest rate increases.

(5)	Mortgage loans provide for 2.25% annual increases in the interest rate.

The following table summarizes our mortgage loan activity for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025		2024
Originations and funding under mortgage loans receivable	$1,919	(1)	$3,128	(2)
Application of interest reserve	—		14
Scheduled principal payments received	(124)		(125)
Mortgage loan premium amortization	(2)		(2)
Provision for loan loss reserve	(18)		(31)
Net increase in mortgage loans receivable	$1,775		$2,984

(1)	Funding relates to a $19,500 mortgage loan commitment for the construction of an 85-unit ALF and MC in Michigan. The borrower contributed $12,100 of equity upon origination in July 2023, which was used to initially fund the construction. Our remaining commitment is $4,828. The interest-only loan term is approximately three years at a rate of 8.75%, and includes two one-year extensions, each of which is contingent on certain coverage thresholds.

(2)	We funded the following:

(a)	$2,940 under our $19,500 mortgage loan commitment. For an explanation of the terms and other relevant information related to this mortgage loan, see (1) above; and

(b)	$188 of additional funding under other mortgage loan receivables.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

3.	Investment in Unconsolidated Joint Ventures

We have preferred equity investments in one joint venture and an acquisition, development and construction (“ADC”) loan . We determined that each of these JVs meet the accounting criteria to be considered a variable interest entity (“VIE”). We are not the primary beneficiary of the JVs as we do not have both: 1) the power to direct the activities that most significantly affect the JVs’ economic performance, and 2) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. However, we do have significant influence over the JVs. Therefore, we have accounted for the JVs using the equity method of accounting. During the three months ended March 31, 2025, we received $15,962,000, including a 13% exit IRR of $2,962,000, from the redemption of our preferred equity investment in a joint venture that owns a 267-unit independent and assisted living community in Washington. The following table provides information regarding our unconsolidated joint venture investments at March 31, 2025 (dollar amounts in thousands):

	Type	Type		Total	Contractual	Number
	of	of		Preferred	Cash	of	Carrying
State	Properties	Investment		Return	Portion	Beds/ Units	Value
Texas	SNF/ALF	Senior Loan	(1)	9.2%	9.2%	104	$11,262	(1)
Washington	ALF/MC	Preferred Equity	(2)	12.0%	9.0%	109	6,340	(2)
Total						213	$17,602
(1)	Represents a $12,700 mortgage loan, which is comprised of $11,164 funded at origination during the three months ended June 30, 2024, an interest reserve of $750 and a capital expenditure reserve of $786. In accordance with GAAP, this mortgage loan was determined to be an ADC loan and is accounted for as an unconsolidated JV. The five-year mortgage loan is interest-only at a current rate of 9.15%.

(2)	Our investment represents 15.5% of the total investment. The preferred equity investment earns an initial cash rate of 7% increasing to 9% in year four until the IRR is 8%. After achieving an 8% IRR, the cash rate drops to 8% with an IRR ranging between 12% to 14%, depending upon timing of redemption. We have the option to require the JV partner to purchase our preferred equity interest at any time between August 17, 2031 and December 31, 2036.

The following table summarizes our capital contributions, income recognized, and cash interest received related to our investments in unconsolidated joint ventures during the three months ended March 31, 2025 and 2024 (in thousands):

	Type
	of	Income		Cash Income		Non-cash
Year	Properties	Recognized		Earned		Income Accrued
2025	SNF/ALF	$294		$294		$—
	ALF/MC	145		145		—
	ILF/ALF (1)	3,226	(1)	3,172	(1)	54
Total		$3,665		$3,611		$54

2024	ALF/MC	$112		$112		$—
	ILF/ALF (1)	264		—		264
Total		$376		$112		$264
(1)	During the three months ended March 31, 2025, our preferred equity investment in a JV that owns a 267-unit ILF and ALF in Washington was redeemed for $15,962, which included a 13% exit IRR of $2,962.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

4.	Notes Receivable

Notes receivable consist of mezzanine loans and working capital loans. The following table summarizes our investments in notes receivable at March 31, 2025 (dollar amounts in thousands):

Interest			Type of	Gross			Type of
Rate	IRR	Maturity	Loan	Investment		# of loans	Property
8.0%	11.0%	2027	Mezzanine	$25,000		1	ALF
0.0%	—	2028	Working capital	1,329		1	SNF
8.8%	12.0%	2028	Mezzanine	17,000		1	ALF
7.4%	—	2030	Working capital	500		1	ALF
7.6%	—	2030	Working capital	957		1	ALF
				$44,786	(1)	5
(1)	Excludes the impact of credit loss reserve.

The following table is a summary of our notes receivable components as of March 31, 2025 and December 31, 2024 (in thousands):

	At March 31, 2025	At December 31, 2024
Mezzanine loans	$42,000	$42,000
Working capital loans	2,786	5,717
Notes receivable credit loss reserve	(448)	(477)
Total	$44,338	$47,240

The following table summarizes our notes receivable activity for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025		2024
Principal payments received under notes receivable	$(238)		$(550)
Write-off of notes receivable	(2,693)	(1)	—
Recovery of credit losses	29		6
Net decrease in notes receivable	$(2,902)		$(544)
(1)	Represents the write-off of Anthem Memory Care LLC (“Anthem”) working capital note in connection with the transition of triple-net leases covering 12 properties to RIDEA.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

5.	Lease Incentives

Our non-contingent lease incentive balances at March 31, 2025 and December 31, 2024 were $3,074,000 and $3,522,000, respectively. The following table summarizes our lease incentives activity for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025		2024
Lease incentives funded	$—		$1,395
Amortization of lease incentives	(199)		(233)
Adjustment for collectability of lease incentives	(249)	(1)	—
Other adjustments	—		(191)	(2)
Net increase in non-contingent lease incentives	$(448)		$971
(1)	Represents uncollectible lease incentive balances written-off due to the termination of two existing leases with the same operator, and combing them into a single master lease.

(2)	Represents lease incentive balances written-off due to property sales.

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

Financing receivables. We obtained controlling interests in JVs that acquired properties through sale and leaseback transactions. The JVs concurrently leased the purchased properties to affiliates of sellers and provided the sellers-lessees with purchase options. We consolidated the JVs as Financing receivables on our Consolidated Balance Sheets. For more information regarding these transactions See Note 2. Real Estate Investments above. At March 31, 2025, we had investments in four JVs accounted for as financing receivables that owned 31 properties in three states. In addition to owning the properties through our controlling interests in the JVs, generally, these leases provide one or more of the following: security deposits, property tax impounds, repair and maintenance escrows and other credit enhancements such as corporate or personal guarantees or letters of credit.

Mortgage loans. As part of our strategy of making investments in properties used in the provision of long-term health care services, we provided mortgage loan financing on such properties. At March 31, 2025, we had nine mortgage loans secured by 27 properties in four states with six borrowers. In addition to a lien on the mortgaged properties, the loans are generally secured by non-real estate assets of the properties and contain certain other security provisions in the form of letters of credit and/or security deposits.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Notes receivable. Our notes receivable consist of mezzanine loans and working capital notes. Security for these notes can include all or a portion of the following credit enhancements: secured second mortgage, pledge of equity interests and personal/corporate guarantees.

The following table summarizes our financial instruments within the scope of ASC 326 by year of origination (dollar amounts in thousands):

	Year of origination (1)						At March 31, 2025
Investment Type:	2025	2024	2023	2022	2021	Prior	Total	Credit loss reserve
Financing receivables	$—	$163,460	$121,419	$76,581	$—	$—	$361,460	$3,615

Mortgage loans receivable	$—	$—	$45,922	$—	$16,706	$254,899	$317,527	$3,169

Mezzanine loans	$—	$—	$17,000	$25,000	$—	$—	$42,000	$420
Working Capital loans	—	—	—	—	1,829	957	2,786	28
Total Notes Receivable	$—	$—	$17,000	$25,000	$1,829	$957	$44,786	$448
(1)	Excludes paid-off loans. Additional funding, if any, is included in the year of the origination of the initial loan.

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

The expected credit losses related to our financial instruments that are within the scope of ASC 326 are as follows (in thousands):

		Recovery	Provision
	Balance	due to	due to	Balance
	at	Payoffs/	Originations/	at
Description	12/31/2024	Write-offs	additional funding	3/31/2025
Credit Loss Reserve- Financing Receivables	$3,615	$—	$—	$3,615
Credit Loss Reserve- Mortgage Loans Receivable	3,151	(1)	19	3,169
Credit Loss Reserve-Notes Receivable	477	(29)	—	448

We elected not to measure an allowance for expected credit losses on accrued interest receivable under the expected credit loss standard as we have a policy in place to reserve or write off accrued interest receivable in a timely manner through our quarterly review of the loan and property performance. Therefore, we elected the policy to write off accrued interest receivable by recognizing credit loss expense. As of March 31, 2025, the total balance of accrued interest receivable of $61,754,000 was not included in the measurement of expected credit loss. During the three months ended March 31, 2025, we wrote-off Anthem’s interest receivable of $371,000 in connection with the transition to RIDEA as explained in Note 2. Real Estate Investments. During the three months ended March 31, 2024, we did not recognize any write-off related to accrued interest receivable.

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

Based on our leverage at March 31, 2025, the facility provides for interest annually at Adjusted SOFR plus 110 basis points and a facility fee of 15 basis points and the Term Loans provide for interest annually at Adjusted SOFR plus 125 basis points.

Interest Rate Swap Agreements. In connection with entering into the Term Loans described above, we entered into two receive variable/pay fixed interest rate swap agreements (the “Interest Rate Swaps”) with maturities of November 19, 2025 and November 19, 2026, respectively, that will effectively lock-in the forecasted interest payments on the Term Loans’ borrowings over their four and five year terms of the loans. The Interest Rate Swaps are considered cash flow hedges and are recorded on our Consolidated Balance Sheets at fair value in Prepaid expenses and other assets, with cumulative changes in the fair value of these instruments recognized in Accumulated other comprehensive income (loss) on our Consolidated Balance Sheets. During the three months ended March 31, 2025 and 2024 we recorded a decrease of $910,000 and an increase of $378,000 in fair value of Interest Rate Swaps, respectively.

Information regarding our interest rate swaps measured at fair value, which are classified as Level 2 of the fair value hierarchy is presented below (dollar amounts in thousands):

				Notional	Fair Value at
Date Entered	Maturity Date	Swap Rate	Rate Index	Amount	March 31, 2025	December 31, 2024
November 2021	November 19, 2025	2.52%	1-month SOFR	$50,000	$931	$1,305
November 2021	November 19, 2026	2.66%	1-month SOFR	50,000	1,974	2,510
				$100,000	$2,905	$3,815

Senior Unsecured Notes. We have senior unsecured notes held by institutional investors with interest rates ranging from 3.66% to 4.50%. The senior unsecured notes mature between 2026 and 2033.

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

At March 31, 2025, we were in compliance with all applicable financial covenants. These debt obligations also contain additional customary covenants and events of default that are subject to a number of important and significant limitations, qualifications and exceptions.

The following table sets forth information regarding debt obligations by component as of March 31, 2025 and December 31, 2024 (dollar amounts in thousands):

		At March 31, 2025		At December 31, 2024
	Applicable		Available		Available
	Interest	Outstanding	for	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing	Balance	Borrowing
Revolving line of credit (2)	5.50%	$148,850	$276,150	$144,350	$280,650
Term loans, net of debt issue costs	2.59%	99,846	—	99,808	—
Senior unsecured notes, net of debt issue costs	4.15%	433,483	—	440,442	—
Total	4.21%	$682,179	$276,150	$684,600	$280,650
(1)	Represents weighted average of interest rate as of March 31, 2025.

(2)	Subsequent to March 31, 2025, we repaid $18,900 under our unsecured revolving line of credit. Accordingly, we have $129,950 outstanding and $295,050 available for borrowing under our unsecured revolving line of credit.

During the three months ended March 31, 2025 and 2024, our debt borrowings and repayments were as follows (in thousands):

	Three Months Ended March 31,
	2025			2024
Debt Obligations	Borrowings		Repayments	Borrowings	Repayments
Revolving line of credit	$15,000	(1)	$(10,500)	$10,300	$(35,500)
Senior unsecured notes	—		(7,000)	—	(6,000)
Total	$15,000		$(17,500)	$10,300	$(41,500)
(1)	Subsequent to March 31, 2025, we repaid $18,900 under our unsecured revolving line of credit. Accordingly, we have $129,950 outstanding and $295,050 available for borrowing under our unsecured revolving line of credit.

8.	Equity

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

As of March 31, 2025, we have the following consolidated VIEs (in thousands):

				Gross
Investment		Property		Consolidated	Non-Controlling
Year	Purpose	Type	State	Assets	Interests
2024	Own real estate	ILF/ALF/MC	NC/SC	$122,460	$58,010
2024	Own real estate	ALF/MC	NC	41,000	3,015
2023	Own real estate	ILF/ALF/MC	OH	54,812	9,134
2023	Own real estate	ALF/MC	NC	121,419	2,916
2022	Own real estate	SNF	FL	76,582	14,325
Total				$416,273	$87,400
(1)	Includes the total real estate investments and excludes intangible assets.

In 2018, we entered into a JV to develop, purchase and own seniors housing properties. The JV purchased land located in Oregon for the development of a 97-unit assisted living and memory care. Additionally, in a sale-leaseback transaction, the JV purchased an existing operational 89-unit independent living community adjacent to the 97-unit assisted living and memory care community. During the three months ended March 31, 2025, we acquired our JV partner’s non-controlling interest for $1,150,000 resulting in us controlling full ownership of these communities. As a result, these VIEs are not listed in the table above.

Common Stock. Through part of the fourth quarter of 2024, we had separate equity distribution agreements (collectively, the “Original Equity Distribution Agreements”) to offer and sell, from time to time, up to $200,000,000 in aggregate offering price of shares of our common stock. During the fourth quarter of 2024, we terminated our Original Equity Distribution Agreements and entered into a new equity distribution agreement (the “Equity Distribution Agreement”) to offer and sell, from time to time, up to $400,000,000 in aggregate offering price of shares of our common stock. The Equity Distribution Agreement provides for sales of common shares to be made by means of ordinary brokers’ transactions, which may include block trades, or transactions that are deemed to be “at the market” offerings.

During the three months ended March 31, 2024, we sold 139,100 shares of common stock for $4,453,000 in net proceeds under our Original Equity Distribution Agreements. In conjunction with the sale of common stock, we incurred $116,000 of costs associated with this agreement which have been recorded in additional paid in capital as a reduction of proceeds received.

During the three months ended March 31, 2025, we sold 238,100 shares of common stock for $8,485,000 in net proceeds under our Equity Distribution Agreement. In conjunction with the sale of common stock, we incurred $74,000 of costs associated with this agreement which have been recorded in additional paid in capital as a reduction of proceeds received. At March 31, 2025, we had $381,745,000 available under the Equity Distribution Agreement. Subsequent to March 31, 2025, we sold 30,400 shares of common stock for $1,072,000 in net proceeds under our Equity Distribution Agreement. Accordingly, subsequent to March 31, 2025, we had $380,659,000 available under the Equity Distribution Agreement.

During the three months ended March 31, 2025 and 2024, we acquired 138,010 shares and 49,540 shares, respectively, of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

Available Shelf Registration. We have an automatic shelf registration statement on file with the SEC, and currently have the ability to file additional automatic shelf registration statements, to provide us

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

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

Distributions. We declared and paid the following cash dividends (in thousands):

	Three Months Ended March 31,
	2025				2024
	Declared		Paid		Declared	Paid
Common Stock (1)	$27,259	(2)	$27,259	(2)	$24,616	$24,616
(1)	Represents $0.19 per share per month for the three months ended March 31, 2025 and 2024.

(2)	Includes $1,236 of distribution related to vesting of the performance-based stock units.

In April 2025, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of April, May and June 2025, payable on April 30, May 30, and June 30, 2025, respectively, to stockholders of record on April 22, May 22, and June 20, 2024, respectively.

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

During the three months ended March 31, 2025 and 2024, no stock options were granted or exercised. During the three months ended March 31, 2024, 5,000 stock options expired and were cancelled. At March 31, 2025, we had no stock options outstanding and exercisable.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table summarizes our restricted stock activity for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	Shares			Weighted Average Price
	2025		2024	2025	2024
Outstanding, January 1	301,209		258,620	$33.18	$36.43
Granted	113,790		159,536	$34.88	$30.72
Vested	(136,292)		(114,782)	$34.18	$30.94
Cancelled	—		—	n/a	n/a
Outstanding, March 31	278,707	(1)	303,374	$33.63	$33.05
(1)	Subsequent to March 31, 2025, 13,362 shares of restricted stock vested in connection with an employee retirement. Additionally, subsequent to March 31, 2025, 5,626 shares of restricted stock were granted and will vest in three years.

During the three months ended March 31, 2025, 163,221 units of performance-based stock units vested. No performance-based stock units vested during the three months ended March 31, 2024. Subsequent to March 31, 2025, 19,694 performance-based stock units vested in connection with an employee retirement.

During the three months ended March 31, 2025 and 2024, we granted restricted stock and performance-based stock units under the 2021 Plan as follows:

	No. of		Price per
Year	Shares/Units		Share	Reward Type	Vesting Period
2025	113,790		$34.88	Restricted stock	ratably over 3 years
	52,666		$34.88	Performance-based stock units	TSR targets (1)
	48,535		$34.88	Performance-based stock units	TSR targets (2)
	214,991	(3)

2024	159,536		$30.72	Restricted stock	ratably over 3 years
	69,610		$31.84	Performance-based stock units	TSR targets (1)
	62,914		$31.84	Performance-based stock units	TSR targets (2)
	292,060
(1)	Vesting is based on achieving certain total shareholder return (“TSR”) targets in three years.

(2)	Vesting is based on achieving certain TSR targets relative to the TSR of a predefined peer group in three years.

(3)	Subsequent to March 31, 2025, 5,626 shares of restricted stock were granted and will vest in three years.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Compensation expense recognized related to the vesting of restricted common stock and performance-based stock units for the three months ended March 31, 2025 and 2024 were $2,253,000 and $2,202,000, respectively. Subsequent to March 31, 2025, we recognized $700,000 of compensation expense in connection with the accelerated vesting of restricted common stock and performance-based stock units in connection with an employee retirement. Additionally, subsequent to March 31, 2025, we granted 5,626 shares of restricted stock, which vests in three years. Accordingly, the remaining compensation expense, excluding the compensation expense related to the accelerated vesting, to be recognized related to the future service period of unvested outstanding restricted common stock and performance-based stock units are as follows (in thousands):

Remaining
Compensation
Vesting Date	Expense
April-December 2025	$6,055
2026	5,658
2027	2,899
2028	322
Total	$14,934

9.	Commitments and Contingencies

At March 31, 2025, we had commitments as follows (in thousands):

				Total
	Investment		2025	Commitment	Remaining
	Commitment		Funding	Funded	Commitment
Real estate properties (Note 2. Real Estate Investments)	$11,445	(1)	$1,234	$7,536	$3,909
Accrued incentives and earn-out liabilities (Note 5. Lease Incentives)	8,500	(2)	—	—	8,500
Mortgage loans (Note 2. Real Estate Investments)	63,620	(3)	1,919	16,672	46,948
Joint venture investments (Note 3. Investments in Unconsolidated Joint Ventures)	1,438	(4)	—	—	1,438
Notes receivable (Note 4. Notes Receivable)	560	(5)	—	—	560
Total	$85,563		$3,153	$24,208	$61,355
(1)	Represents commitments to purchase land and improvements, if applicable, and to develop, re-develop, renovate or expand seniors housing and skilled nursing properties.

(2)	Includes an earn-out payment of up to $3,000 to an operator under a master lease on four SNFs in Texas which were acquired during 2022. The master lease allows either an earn-out payment up to $3,000 or a purchase option. The earn-out payment is available, contingent on achieving certain thresholds per the lease, beginning in April 2024 through March 2027. If neither option is elected within the timeframe defined in the lease, both elections are terminated. For more information regarding the purchase option see Note 2. Real Estate Investments.

(3)	Represents $45,620 related to construction loans and $18,000 of commitments which are contingent upon the borrower achieving certain coverage ratios.

(4)	Represents expenditure reserve of $1,438 related to a mortgage loan secured by a SNF and ALF in Texas. The loan is accounted for as an unconsolidated JV in accordance with GAAP. For more information regarding this loan see Note 3. Investment in Unconsolidated Joint Ventures.

(5)	Represents working capital loan commitments.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

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

10.	Major Operators

We have two operators that represent 10% or more of our combined rental revenue and interest income from mortgage loans. The following table sets forth information regarding our major operators as of March 31, 2025:

	Number of		Number of		Percentage of
			SNF	ALF	Total	Total
Operator	SNF	ALF	Beds	Units	Revenues (1)	Assets (2)
Prestige Healthcare (3)	23	—	2,694	93	16.5%	14.7%
ALG Senior Living(4)	—	29	—	1,308	11.8%	16.5%
Total	23	29	2,694	1,401	28.3%	31.2%
(1)	Includes total revenues for the three months ended March 31, 2025.

(2)	Represents the net carrying value of the mortgage loans and properties we own divided by the Total assets on the Consolidated Balance Sheets.

(3)	The majority of the revenue derived from this operator relates to interest income from mortgage loans.

(4)	The majority of the revenue derived from this operator relates to interest income from financing receivables.

Our financial position and ability to make distributions may be adversely affected if Prestige Healthcare, ALG Senior Living or any of our lessees and borrowers face financial difficulties, including any bankruptcies, inability to emerge from bankruptcy, insolvency or general downturn in business of any such operator, or in the event any such operator does not renew and/or extend its relationship with us.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

11.	Earnings per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Net income	$22,221	$24,689
Less income allocated to non-controlling interests	(1,541)	(459)
Less non-forfeitable dividends on participating securities	(163)	(165)
Net income available to common stockholders	20,517	24,065
Effect of dilutive securities:
Participating securities (1)	—	—
Net income for diluted net income per share	$20,517	$24,065

Shares for basic net income per share	45,333	42,891
Effect of dilutive securities:
Performance-based stock units	350	141
Participating securities (1)	—	—
Total effect of dilutive securities	350	141
Shares for diluted net income per share	45,683	43,032

Basic net income per share	$0.45	$0.56
Diluted net income per share	$0.45	$0.56
(1)	For the three months ended March 31, 2025 and 2024, the participating securities were excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.

12.	Fair Value Measurements

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The carrying amount of cash and cash equivalents approximates their fair value because of the short-term maturity of these instruments. We do not invest our cash in auction rate securities. The carrying value and estimated fair value of our financial instruments as of March 31, 2025 and December 31, 2024 were as follows (in thousands):

	At March 31, 2025			At December 31, 2024
	Carrying	Fair		Carrying	Fair
	Value	Value		Value	Value
Financing receivables, net of credit loss reserve	$357,845	$363,584	(1)	$357,867	$363,228	(1)
Mortgage loans receivable, net of credit loss reserve	314,358	403,956	(2)	312,583	386,871	(2)
Notes receivable, net of credit loss reserve	44,338	51,022	(3)	47,240	53,549	(3)
Revolving line of credit	148,850	148,850	(4)	144,350	144,350	(4)
Term loans, net of debt issue costs	99,846	100,000	(4)	99,808	100,000	(4)
Senior unsecured notes, net of debt issue costs	433,483	397,318	(5)	440,442	402,394	(5)
(1)	Our investment in financing receivables is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate used to value our future cash inflows of the financing receivables at both March 31, 2025 and December 31, 2024 was 7.7%.

(2)	Our investment in mortgage loans receivable is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash inflows of the mortgage loans receivable at March 31, 2025 and December 31, 2024 was 8.9% and 10.0%, respectively.

(3)	Our investments in notes receivable are classified as Level 3. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash flows of the notes receivable at March 31, 2025 and December 31, 2024 was 8.0% and 7.6%, respectively.

(4)	Our revolving line of credit and term loans bear interest at a variable interest rate. The estimated fair value of our revolving line of credit and term loans approximated their carrying values at March 31, 2025 and December 31, 2024 upon prevailing market interest rates for similar debt arrangements.

(5)	Our obligation under our senior unsecured notes is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is measured based upon management’s estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities. At March 31, 2025 and December 31, 2024, the discount rate used to value our future cash outflow of our senior unsecured notes was 6.25% for those maturing before year 2030 and 6.5% for those maturing at or beyond year 2030.
13.	Segment Information

We use the management approach in determining the reportable operating segments. The management approach considers the internal organization and reporting used by our chief operating decision maker (“CODM”) for making operating decisions, allocating resources and assessing performance as the source for determining our reportable segments. In making this determination, we:

i.	Determine our CODM;
ii.	identify and analyze our potential business components;
iii.	identify our operating segments; and
iv.	determine whether there are multiple operating segments requiring presentation as separate reportable segments.

During the years ended March 31, 2025 and 2024, the CODM has been collectively identified as our Executive Chairman and Co-Presidents, who share the responsibility for allocating resources and assessing segment performance.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Our CODM evaluates the performance of our investments based on Net income attributable to LTC Properties, Inc. During the three months ended March 31, 2025 and 2024, we operated under one reportable segment. For more information see Segment Information within Note 2. Real Estate Investments above. The table below provides certain information on our segment information (unaudited, dollar amounts in thousands):

	Three Months Ended March 31,
	2025	2024
Revenues:
Rental income	$31,444	$33,549
Interest income from financing receivables	7,002	3,830
Interest income from mortgage loans	9,179	12,448
Interest and other income	1,406	1,539
Total revenues	49,031	51,366
Expenses:
Interest expense	7,913	11,045
Depreciation and amortization	9,162	9,095
Provision for credit losses	3,052	24
Transaction costs	441	266
Property tax expense	3,107	3,383
General and administrative expenses	6,971	6,491
Total expenses	30,646	30,304
Other operating income:
Gain on sale of real estate, net	171	3,251
Operating income	18,556	24,313
Income from unconsolidated joint ventures	3,665	376
Net income	22,221	24,689
Income allocated to non-controlling interests	(1,541)	(459)
Net income attributable to LTC Properties, Inc.	$20,680	$24,230

14.	Subsequent Events

Subsequent to March 31, 2025, the following events occurred:

Real Estate. We transitioned a triple-net portfolio of 12 memory care communities operated by Anthem to our new RIDEA structure.

Debt. We repaid $18,900,000 under our unsecured revolving line of credit. Accordingly, we have $129,950,000 outstanding and $295,050,000 available for borrowing under our unsecured revolving line of credit.

Equity: We sold 30,400 shares of common stock for $1,072,000 in net proceeds under our Equity Distribution Agreements. Accordingly, we have $380,659,000 available under our Equity Distribution Agreements.

We declared a monthly cash dividend of $0.19 per share on our common stock for the months of April, May and June 2025, payable on April 30, May 30, and June 30, 2025, respectively to stockholders of record on April 22, May 22, and June 20, 2024, respectively.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking. You can identify some of the forward-looking statements by their use of forward-looking words, such as “believes,” “expects,” “may,” “will,” “could,” “would,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or the negative of those words or similar words. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to, our dependence on our operators for revenue and cash flow; government regulation of the health care industry; changes in federal, state, or local laws limiting real estate investment trust (“REIT”) investments in the health care sector; federal and state health care cost containment measures including reductions in reimbursement from third-party payors such as Medicare and Medicaid; required regulatory approvals for operation of health care facilities; a failure to comply with federal, state, or local regulations for the operation of health care facilities; the adequacy of insurance coverage maintained by our operators; our reliance on a few major operators; our ability to renew leases or enter into favorable terms of renewals or new leases; the impact of inflation, operator financial or legal difficulties; the sufficiency of collateral securing mortgage loans; an impairment of our real estate investments; the relative illiquidity of our real estate investments; our ability to develop and complete construction projects; our ability to invest cash proceeds for health care properties; a failure to qualify as a REIT; our ability to grow if access to capital is limited; and a failure to maintain or increase our dividend. For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and in our publicly available filings with the Securities and Exchange Commission. We do not undertake any responsibility to update or revise any of these factors or to announce publicly any revisions to forward-looking statements, whether as a result of new information, future events or otherwise. Although our management believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to have been correct. The actual results may differ materially from any forward-looking statements due to the risks and uncertainties of such statements.

Executive Overview

Business and Investment Strategy

We are a REIT that invests in seniors housing and health care properties through sale-leasebacks, financing receivables, mortgage financing, joint ventures and structured finance solutions including preferred equity and mezzanine lending. We create, sustain and enhance stockholder equity value and provide current income for distribution to stockholders through real estate investments in seniors housing and health care properties managed by experienced operators.

The following graph summarizes our gross investments as of March 31, 2025:

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

We conduct and manage our business as one operating segment for internal reporting and internal decision-making purposes. For purposes of this quarterly report and other presentations, we generally include ALF, ILF, MC, and combinations thereof in the ALF classification. As of March 31, 2025, seniors housing and health care properties comprised approximately 99.4% of our gross investment portfolio. We have been operating since August 1992.

Substantially all of our revenues and sources of cash flows from operations are derived from rents from operating leases, interest earned on financing receivables, interest earned on outstanding loans receivable and income from investments in unconsolidated joint ventures. Income from our investments represent our primary source of liquidity to fund distributions and are dependent upon the performance of the operators on their lease and loan obligations and the rates earned thereon. To the extent that the operators experience operating difficulties and are unable to generate sufficient cash to make payments to us, there could be a material adverse impact on our consolidated results of operations, liquidity and/or financial condition. To mitigate this risk, we monitor our investments through a variety of methods determined by investment type, property type and operator. Our monitoring process includes periodic review of financial statements for each facility, periodic review of operator credit, scheduled property inspections and review of covenant compliance.

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

Depending upon the availability and cost of external capital, we anticipate making additional investments in health care related properties. New investments are generally funded from cash on hand, proceeds from periodic asset sales, temporary borrowings under our unsecured revolving line of credit and internally generated cash flows. Our investments generate internal cash from rent, interest from financing receivables and interest receipts and principal payments on loan receivables and income from unconsolidated joint ventures. Permanent financing for future investments, which replaces funds drawn under our unsecured revolving line of credit, may be provided through a combination of public and private offerings of debt and equity securities and secured and unsecured debt financing. The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets’ environment, especially to changes in interest rates. Changes in the capital markets’ environment may impact the availability of cost-effective capital.

We have evaluated and begun to enter into structures provided in the REIT Investment Diversification and Empowerment Act of 2007 (commonly referred to as “RIDEA”) as permitted by the Housing and Economic Recovery Act of 2008. Under a typical RIDEA structure, we have certain oversight approval rights and the right to review operational and financial reporting information, but our third party managers will ultimately control the day-to-day operations of the property. Offering RIDEA structures represent a further aspect of our traditional strategy of investing through vehicles such as triple-net leases, mortgage loans, and structured finance. We believe that RIDEA structures provide us with additional investment opportunities. Subsequent to March 31, 2025, we transitioned a triple-net portfolio of 12 memory care communities operated by Anthem Memory Care, LLC to our new seniors housing operating portfolio (“SHOP”) under the RIDEA structure. An additional property with New Perspective Senior Living, LLC (“New Perspective”) is expected to transition later during the second quarter of 2025. To develop and implement RIDEA structures, we may need to continue to commit financial and operational resources. While we anticipate that adding RIDEA transactions will be positive for our business model, our ability to succeed in this new focus will be determined by numerous factors, including our ability to identify suitable investments and our relationship with operators of RIDEA structures.

We believe our business model has enabled and will continue to enable us to maintain the integrity of our property investments, including in response to financial difficulties that may be experienced by operators. Traditionally, we have taken a conservative approach to managing our business, choosing to maintain liquidity and exercise patience until favorable investment opportunities arise.

Real Estate Portfolio Overview

The following tables summarize our real estate investment portfolio as of March 31, 2025 (dollar amounts in thousands):

						Three Months Ended
						March 31, 2025
		Number of			Percentage			Percentage
	Number of	SNF	ALF	Gross	of	Rental		of Total
Owned Properties	Properties (1)	Beds	Units	Investments	Investments	Revenue		Revenues
Assisted Living	70	—	4,236	$719,428	34.7%	$13,075		28.1%
Skilled Nursing	50	6,113	236	598,423	28.9%	15,475		33.1%
Other (2)	1	118	—	12,005	0.6%	297		0.6%
Total Owned Properties	121	6,231	4,472	1,329,856	64.2%	28,847	(3)	61.8%

		Number of			Percentage	Interest Income		Percentage
	Number of	SNF	ALF	Gross	of	from Financing		of Total
Financing Receivables	Properties (1)	Beds	Units	Investments	Investments	Receivable		Revenues
Assisted Living	28	—	1,263	284,879	13.8%	1,402		3.0%
Skilled Nursing	3	299	—	76,581	3.7%	5,600		12.0%
Total Financing Receivables	31	299	1,263	361,460	17.5%	7,002		15.0%

		Number of			Percentage	Interest Income		Percentage
	Number of	SNF	ALF	Gross	of	from Mortgage		of Total
Mortgage Loans	Properties (1)	Beds	Units	Investments	Investments	Loans		Revenues
Assisted Living	5	—	334	46,128	2.2%	985		2.1%
Skilled Nursing	22	2,726	—	271,399	13.1%	8,194		17.6%
Total Mortgage Loans	27	2,726	334	317,527	15.3%	9,179		19.7%

		Number of			Percentage	Interest		Percentage
	Number of	SNF	ALF	Gross	of	and other		of Total
Notes Receivable	Properties (1)	Beds	Units	Investments	Investments	Income		Revenues
Assisted Living	6	—	765	43,457	2.1%	1,226		2.6%
Skilled Nursing	—	—	—	1,329	0.1%	1		0.0%
Total Notes Receivable	6	—	765	44,786	2.2%	1,227	(4)	2.6%

		Number of			Percentage	Income from		Percentage
	Number of	SNF	ALF	Gross	of	Unconsolidated		of Total
Unconsolidated Joint Ventures	Properties (1)	Beds	Units	Investments	Investments	Joint Ventures		Revenues
Assisted Living	1	—	109	6,340	0.3%	145		0.3%
Skilled Nursing	1	104	—	11,262	0.5%	294		0.6%
Total Unconsolidated Joint Ventures	2	104	109	17,602	0.8%	439	(5)	0.9%

Total Portfolio	187	9,360	6,943	$2,071,231	100.0%	$46,694		100.0%

	Number	Number of			Percentage
	of	SNF	ALF	Gross	of
Summary of Properties by Type	Properties (1)	Beds	Units	Investments	Investments
Assisted Living	110	—	6,707	$1,100,232	53.1%
Skilled Nursing	76	9,242	236	958,994	46.3%
Other (2)	1	118	—	12,005	0.6%
Total Portfolio	187	9,360	6,943	$2,071,231	100.0%
(1)	We have investments in owned properties, financing receivables, mortgage loans, notes receivable and unconsolidated joint ventures in 25 states to 28 operators.

(2)	Includes three parcels of land held-for-use and one behavioral health care hospital.

(3)	Excludes $3,090 variable rental income from lessee reimbursement of our real estate taxes and $492 write-off of straight-line rent and lease incentive write-offs.

(4)	Included in the Interest and other income line item of our Consolidated Statements of Income.

(5)	Excludes income from the redemption of our preferred equity investment in a joint venture.

As of March 31, 2025, we had $1.7 billion in net carrying value of investments, consisting of $916.7 million or 55.5% invested in owned and leased properties, $357.8 million or 21.7% invested in financing receivables, $314.4 million or 19.0% invested in mortgage loans secured by first mortgages, $44.3 million or 2.7% in notes receivable and $17.6 million or 1.1% in unconsolidated joint ventures.

Rental income, income from financing receivables and interest income from mortgage loans represented 64.1%, 14.3% and 18.7%, respectively, of Total revenues on the Consolidated Statements of Income for the three months ended March 31, 2025. In most instances, our lease structure contains fixed annual rental escalations and/or annual rental escalations that are contingent upon changes in the Consumer Price Index. Certain leases have annual rental escalations that are contingent upon changes in the gross operating revenues of the property. This revenue is not recognized until the appropriate contingencies have been resolved.

During the three months ended March 31, 2025, a master lease covering two skilled nursing centers in Tennessee that was scheduled to mature on December 31, 2025, was amended extending the maturity to December 31, 2026. Additionally, the master lease purchase option window, which expired on December 31, 2024, was extended for another year to December 31, 2025. Additionally, we terminated two existing leases with the same operator, and combined them into a single master lease. The new master lease has a five-year term with one 1-year extension option and four 5-year extension options. Annual cash rent is $2.5 million for the first lease year escalating by 2.0% annually thereafter. The terms and economics of the new master lease is similar to those of the two leases that were terminated.

Subsequent to March 31, 2025, we terminated our Anthem triple-net master leases and transitioned the 12 memory care communities covered under the master leases into our new SHOP portfolio under the RIDEA structure. In anticipation of this event, we wrote-off Anthem’s working capital note of $2.7 million and the related interest receivable of $0.4 million during the three months ended March 31, 2025.

For the three months ended March 31, 2025, we recorded $0.6 million in straight-line rental adjustment reflecting higher cash rent received than recorded as rental income, and amortization of lease incentive cost of $0.2 million. During the first quarter of 2025, we wrote-off a straight-line rent receivable of $0.2 million and a lease incentive balance of $0.2 million in connection with the termination of two existing leases with the same operator, and combining them into a single master as discussed above. During the three months ended March 31, 2025, we received $32.7 million of cash rental income, which includes $3.1 million of operator reimbursements for real estate taxes. At March 31, 2025, the straight-line rent receivable balance on the consolidated balance sheet was $20.7 million.

For the three months ended March 31, 2025, we recorded $7.0 million in Interest income from financing receivables which includes $6.7 million of interest received in cash and $0.3 million in financing receivables effective interest. At March 31, 2025, the financing receivables effective interest receivable which is included in the Interest receivable line item on our Consolidated Balance Sheets was $5.8 million.

For the three months ended March 31, 2025, we recorded $9.2 million in Interest income from mortgage loans which includes $8.2 million of interest received in cash and $1.0 million in mortgage loans effective interest. At March, 31, 2025, the mortgage loans effective interest receivable which is included in the Interest receivable line item on our Consolidated Balance Sheets was $53.8 million.

Update on Certain Operators

ALG Senior Living

We hold controlling interest in three joint ventures with ALG Senior Living (“ALG”). The joint ventures own 28 assisted living and memory care communities in North Carolina (27) and South Carolina (1) with a total of 1,263 units. The joint ventures lease these communities to affiliates of ALG under three 10-year master leases and has provided the lessee with the option to purchase these communities. In accordance with GAAP, the communities are recorded as Financing Receivables on our Consolidated Balance Sheets. Additionally, ALG operates a 45-unit assisted living and memory care community in North Carolina under a mortgage loan, which was scheduled to mature in January 2025. During the three months ended March 31, 2025, the mortgage loan maturity was extended to September 2025. ALG has paid their contractual rent and interest obligations through May 2025.

Prestige Healthcare

Prestige Healthcare (“Prestige”) operates 21 skilled nursing centers located in Michigan secured under four mortgage loans and two skilled nursing centers located in South Carolina under a master lease. Prestige is our largest operator based upon revenues and assets representing 16.5% of our total revenues and 14.7% of our total assets as of March 31, 2025.

Under one of the mortgage loans with Prestige secured by 14 properties, the minimum mortgage interest payment due to us is based on an annual current pay rate of 8.5% on the outstanding loan balance. The difference between the contractual interest rate and the current pay interest rate of 8.5% on the outstanding loan balance remains an obligation of Prestige and is payable through the application of security deposits we hold on behalf of Prestige or is payable at maturity

During the first quarter of 2025, we received full contractual cash interest of $5.0 million from Prestige through $3.8 million of cash receipts and application of $1.2 million of Prestige’s security. At March 31, 2025, Prestige’s security totaled $3.8 million and subsequently, we received $2.3 million in retroactive Medicaid payments from Prestige, which was added to the security deposits we hold. Beginning in 2025, 50% of Prestige’s excess cash flow will be added to our security, and used to pay contractual interest beyond the current pay amount. Our projections continue to indicate we will receive all contractual interest due in 2025.

Anthem Memory Care

Anthem operates 12 memory care communities located in California, Colorado, Kansas, Illinois and Ohio under a triple-net master lease. Subsequent to March 31, 2025, we terminated our Anthem triple-net master leases and transitioned the 12 memory care communities covered under the master leases into our new SHOP portfolio under the RIDEA structure. In anticipation of this event, we wrote-off Anthem’s working capital note of $2.7 million and the related interest receivable of $0.4 million during the three months ended March 31, 2025.

Other Operators

We had a JV that owned two assisted living communities with a total of 186 units in Oregon. The communities were leased under two separate leases with the same operator, who was the non-controlling member of the JV. During the three months ended March 31, 2025, we acquired the operator’s $4.0 million non-controlling interest in the JV for $1.2 million and terminated the two existing leases. In conjunction with the termination of these leases, we wrote-off $0.2 million straight-line rent receivable and $0.2 million lease incentive. Concurrently, we entered into a new combined master lease with the same operator. The new master lease has a five-year term with 1 one-year extension option and four 5-year extension options. Annual cash rent is $2.5 million for the first lease year escalating by 2% annually thereafter. Additionally, the master lease provides the operator with an earn-out of up to $4.0 million, contingent on achieving certain performance thresholds.

Additionally, during the three months ended March 31, 2025, we engaged a broker to sell seven skilled nursing centers under a master lease, following the operator’s election not to exercise the renewal option available under the master lease. The master lease covers skilled nursing centers in California (1), Florida (2) and Virginia (4) and matures in January 2026. At March 31, 2025, these centers met the criteria under GAAP as held-for-sale. Accordingly, these centers have been classified as held-for-sale at March 31, 2025. The operator is obligated to pay rent on the portfolio through maturity and is current on rent obligations through May 2025.

2025 Activities Overview

The following tables summarize our transactions during the three months ended March 31, 2025 (dollar amounts in thousands):

Investment in Improvement projects

Amount
Assisted Living Communities	$966
Skilled Nursing Centers	360
Total	$1,326

Properties Held -for-Sale

	Type	Number	Number
	of	of	of	Gross	Accumulated
State	Property	Properties	Beds/units	Investment	Depreciation
CA/FL/VA	ALF	7	896	$71,742	$(29,284)

Properties Sold

	Type	Number	Number
	of	of	of	Sales	Carrying	Net
State	Properties	Properties	Beds/Units	Price	Value	(Loss) Gain (1)
Ohio	ALF	1	39	$1,000	$670	$267
Oklahoma	ALF	1	29	670	670	(96)
Total		2	68	$1,670	$1,340	$171
(1)	Calculation of net gain includes cost of sales and write-off of straight-line receivable and lease incentives, when applicable.

RIDEA Structure

Subsequent to March 31, 2025, we transitioned a triple-net portfolio of 12 memory care communities operated by Anthem to our new SHOP portfolio under the RIDEA structure. An additional property with New Perspective is expected to transition later during the second quarter of 2025.

Investment in Mortgage Loans Receivable

	Amount
Originations and funding under mortgage loans receivable	$1,919	(1)
Scheduled principal payments received	(124)
Mortgage loan premium amortization	(2)
Provision for loan loss reserve	(18)
Net increase in mortgage loans receivable	$1,775
(1)	Funding relates to a $19,500 mortgage loan commitment for the construction of an 85-unit ALF and MC in Michigan. The borrower contributed $12,100 of equity upon origination in July 2023, which was used to initially fund the construction. Our remaining commitment is $4,828. The interest-only loan term is approximately three years at a rate of 8.75%, and includes two one-year extensions, each of which is contingent on certain coverage thresholds.

Preferred Equity Investment in Unconsolidated Joint Ventures

During the three months ended March 31, 2025, we received $16.0 million, including a 13% exit IRR of $3.0 million, from the redemption of our preferred equity investment in a joint venture that owns a 267-unit independent and assisted living community in Washington.

Investment in Notes Receivable

	Amount
Principal payments received under notes receivable	$(238)
Write-off of notes receivable	(2,693)	(1)
Recovery of credit losses	29
Net decrease in notes receivable	$(2,902)
(1)	Represents the write-off of Anthem working capital note in connection with the transition of triple-net leases covering 12 properties to RIDEA.

Health Care Regulatory

The Centers for Medicare & Medicaid Services (“CMS”) annually updates Medicare SNF prospective payment system rates and other policies. On July 31, 2024, CMS issued a final rule to update SNF rates and policies for the fiscal year 2025. CMS estimated that the updated payment rates would result in a net increase of 4.2%, or approximately $1.4 billion, in Medicare Part A payments to SNFs in fiscal year 2025. CMS stated that its impact figures do not incorporate the SNF Value-Based Purchasing (“VBP”) reductions for certain SNFs subject to the net reduction in payments under the SNF VBP, which are estimated to total $196.5 million in fiscal year 2025. The final rule also changes CMS’s enforcement policies as they relate to imposing civil monetary penalties (“CMPs”) for health and safety violations in nursing homes. In the final rule, CMS expanded the type of CMPs that can be imposed to allow for more per instance and per day CMPs to be imposed, and to permit both types of penalties to be imposed concurrently. In addition, the final rule finalized updates to the SNF Quality Reporting Program (“QRP”) to better account for adverse social conditions that negatively impact individuals’ health or health care. Finally, for the SNF VBP program, CMS finalized several operational and administrative proposals. On April 11, 2025, CMS issued a proposed rule for updates to Medicare payment policies and rates for SNFs under the SNF Prospective Payment System (“PPS”) for fiscal year 2026. For fiscal year 2026, CMS proposed updating SNF PPS rates by 2.8% based on the proposed SNF market basket of 3.0%, plus a 0.6% market basket forecast error adjustment, and a negative 0.8% productivity adjustment. These impact figures do not incorporate the SNF VBP reductions for certain SNFs subject to the net reduction in payments under the SNF VBP. Those adjustments are estimated to total $196.5 million in FY 2025. CMS also proposed a series of operational and administrative proposals for the SNF VBP program. In addition, for the SNF Quality Reporting Program (“QRP”), CMS proposed to remove four standardized patient assessment data elements beginning October 1, 2025.

On April 22, 2024, CMS issued the Minimum Staffing Standards for Long-Term Care Facilities and Medicaid Institutional Payment Transparency Reporting final rule. The final rule set forth new comprehensive minimum staffing requirements. It finalized a total nurse staffing standard of 3.48 hours per resident day (“HPRD”), which must include at least 0.55 hours per resident day of direct registered nurse care and 2.45 hours per resident day of direct nurse aide care. It permitted facilities to use any combination of nurse staff (registered nurse, licensed practical nurse and licensed vocational nurse, or nurse aide) to account for the additional 0.48 hours per resident day needed to comply with the total nurse staffing standard. CMS also finalized enhanced facility assessment requirements and a requirement to have a registered nurse onsite 24 hours a day, seven days a week (“24/7”), to provide skilled nursing care. The final rule also provided a staggered implementation timeframe of the minimum nurse staffing standards and 24/7 registered nurse requirement based on geographic location as well as possible exemptions for qualifying facilities for some parts of these requirements based on workforce unavailability and other factors. The final rule was challenged in federal courts in Texas and Iowa. In the litigation proceeding in Texas, on April 7, 2025, the United States District Court for the Northern District of Texas granted the plaintiffs’ motion for summary judgment and vacated the 24/7 requirement and the HPRD requirements at 42 C.F.R. Section 483.35(b)(1) and 483.35(c). It is uncertain whether the judgement will be appealed.

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

The following table reflects our recent historical trends of concentration risk (gross investment, in thousands):

	3/31/25	12/31/24	9/30/24	6/30/24	3/31/24
Asset mix:
Real property	$1,329,856	$1,333,078	$1,342,188	$1,342,069	$1,342,921
Financing receivables	361,460	361,482	361,504	361,525	197,990
Mortgage Loan receivables	317,527	315,734	364,414	393,375	485,095
Notes receivable	44,786	47,717	48,173	58,995	60,551
Unconsolidated joint ventures	17,602	30,602	30,602	30,504	19,340
Real estate investment mix:
Assisted living communities	$1,100,232	$1,117,588	$1,165,395	$1,166,053	$1,096,573
Skilled nursing centers	958,994	959,020	959,482	1,001,532	991,540
Other (1)	12,005	12,005	12,005	12,005	14,844
Under development	—	—	9,999	6,878	2,940
Operator mix:
ALG Senior Living	$295,629	$295,629	$307,308	$307,308	$249,882
Prestige Healthcare (1)	268,896	269,022	269,345	272,081	272,338
Encore Senior Living	195,355	195,276	191,988	187,645	183,345
HMG Healthcare, LLC	166,976	166,716	166,833	176,877	178,422
Anthem Memory Care, LLC	153,714	156,407	156,407	156,407	156,407
Remaining operators	990,661	1,005,563	1,055,000	1,086,150	1,065,503
Geographic mix:
Texas	$318,584	$318,133	$323,737	$328,428	$320,214
North Carolina	301,650	301,468	301,142	300,893	234,918
Michigan	292,396	290,450	287,795	287,389	283,708
Ohio	142,089	144,353	144,229	143,115	142,897
Florida	130,152	130,174	130,196	130,218	130,240
Remaining states	886,360	904,035	959,782	996,425	993,920
(1)	Includes three parcels of land located adjacent to properties securing the Prestige Healthcare mortgage loan and are managed by Prestige.

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

Balance Sheet Metrics

	Quarter Ended
	3/31/25			12/31/24			9/30/24			6/30/24			3/31/24
Debt to gross asset value	31.1%			31.1%		(3)	34.5%		(3)	37.6%		(8)	38.9%
Debt to market capitalization ratio	29.5%		(1)	30.3%		(4)	32.3%		(6)	36.5%		(1)	37.9%
Interest coverage ratio (10)	5.0	x	(2)	4.7	x	(5)	4.2	x	(7)	3.7	x	(9)	3.5	x
Fixed charge coverage ratio (10)	5.0	x	(2)	4.7	x	(5)	4.2	x	(7)	3.7	x	(9)	3.5	x
(1)	Decreased due to increase in market capitalization due to increase in stock price.

(2)	Increased due to decrease in interest expense.

(3)	Decreased due to decrease in outstanding debt, partially offset by decrease in gross asset value.

(4)	Decreased due to decrease in outstanding debt, partially offset by decrease in market capitalization from lower stock price.

(5)	Increased due to decrease in interest expense and increase in rental income, partially offset by decrease in other income.

(6)	Decreased due to decrease in outstanding debt and increase in market capitalization resulting from the sale of common stock under our Original Equity Distribution Agreements, as well as increase in stock price.

(7)	Increase due to decrease in interest expense and increase in rental and other income.

(8)	Decreased due to increase in gross asset value.

(9)	Increased primarily due to increase in rental income from acquisitions, contractual rent increases and annual escalations.

(10)	In calculating our interest coverage and fixed charge coverage ratios above, we use EBITDAre, which is a financial measure not derived in accordance with GAAP (non-GAAP financial measure). EBITDAre is not an alternative to net income, operating income or cash flows from operating activities as calculated and presented in accordance with GAAP. You should not rely on EBITDAre as a substitute for any such GAAP financial measures or consider it in isolation, for the purpose of analyzing our financial performance, financial position or cash flows. Net income is the most directly comparable GAAP measure to EBITDAre.

	Quarter Ended
	3/31/25		12/31/24		9/30/24		6/30/24		3/31/24
Net income	$22,221		$19,590		$30,862		$19,738		$24,689
Less/Add: (Gain) loss on sale	(171)		(1,097)		(3,663)		32		(3,251)
Add: Impairment loss	—		6,953		—		—		—
Add: Interest expense	7,913		8,365		10,023		10,903		11,045
Add: Depreciation and amortization	9,162		9,194		9,054		9,024		9,095
EBITDAre	39,125		43,005		46,276		39,697		41,578
(Less)/Add : Non-recurring one-time items	405	(1)	(3,379)	(2)	(4,173)	(3)	1,022	(4)	(2,377)	(5)
Adjusted EBITDAre	$39,530		$39,626		$42,103		$40,719		$39,201

Interest expense	$7,913		$8,365		$10,023		$10,903		$11,045

Interest coverage ratio	5.0	x	4.7	x	4.2	x	3.7	x	3.5	x

Interest expense	$7,913		$8,365		$10,023		$10,903		$11,045
Total fixed charges	$7,913		$8,365		$10,023		$10,903		$11,045

Fixed charge coverage ratio	5.0	x	4.7	x	4.2	x	3.7	x	3.5	x
(1)	Includes $2,693 write-off of a working capital note, $371 of related interest receivable, and $303 of one-time transaction costs, all in connection with the transition to RIDEA, partially offset by the 13% exit IRR of $2,962 received in connection with the redemption of our preferred equity investment in a JV.

(2)	Includes a one-time additional straight-line income of $3,158 related to restoring accrual basis accounting for two master leases, recovery of credit losses of $511 related to a mortgage loan receivable write-off, partially offset by $290 provision for credit losses related to the write-off of an uncollectible loan receivable.
(3)	Includes an aggregate one-time income of $4,493 received from three former operators, the recovery of provisions for credit losses of $293 related to a mortgage loan receivable payoff, partially offset by the uncollectible effective interest write-off of $613 related to the partial paydown of a mortgage loan receivable.

(4)	Includes $321 write-off of an uncollectible straight-line rent receivable, $1,635 provision for credit losses related to acquisitions totaling $163,460 accounted for as financing receivables, partially offset by $934 recovery of provision for credit losses related to the payoffs of mortgage loan receivables.

(5)	Represents the repayment of an operator rent credit received from the buyer/lessee in connection with the sale of a 110-unit ALF in Wisconsin.

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

Operating Results (unaudited, in thousands)

	Three Months Ended
	March 31,
	2025		2024		Difference
Revenues:
Rental income	$31,444		$33,549		$(2,105)	(1)
Interest income from financing receivables	7,002		3,830		3,172	(2)
Interest income from mortgage loans	9,179		12,448		(3,269)	(3)
Interest and other income	1,406		1,539		(133)
Total revenues	49,031		51,366		(2,335)

Expenses:
Interest expense	7,913		11,045		3,132	(4)
Depreciation and amortization	9,162		9,095		(67)
Provision for credit losses	3,052		24		(3,028)	(5)
Transaction costs	441		266		(175)
Property tax expense	3,107		3,383		276
General and administrative expenses	6,971		6,491		(480)
Total expenses	30,646		30,304		(342)

Other operating income:
Gain on sale of real estate, net	171	(6)	3,251	(7)	(3,080)
Operating income	18,556		24,313		(5,757)
Income from unconsolidated joint ventures	3,665		376		3,289	(8)
Net income	22,221		24,689		(2,468)
Income allocated to non-controlling interests	(1,541)		(459)		(1,082)	(2)
Net income attributable to LTC Properties, Inc.	20,680		24,230		(3,550)
Income allocated to participating securities	(163)		(165)		2
Net income available to common stockholders	$20,517		$24,065		$(3,548)
(1)	Decreased primarily due to a one-time revenue received in 2024 related to the repayment of $2,377 in rent credits, lower rent due to property sales and the write-off of a straight-line rent receivable and lease incentive balance in connection with the termination of two existing leases with the same operator, and combining them into a single master lease. These increases were partially offset by rent increases from fair-market rent resets, annual escalations and amendments.

(2)	Increased primarily due to the exchange of two mortgage loan receivables during the second quarter of 2024 for controlling interests in two newly formed JVs that are accounted for as financing receivables.

(3)	Decreased primarily due to explanation (2) above and payoffs partially offset by additional mortgage loan funding.

(4)	Decreased due to lower outstanding balance on our revolving line of credit, scheduled principal paydowns on our senior unsecured notes and lower interest rates.

(5)	Increased due to the write-off of a working capital note and the related interest receivable in connection with the transition of triple net leases covering 12 properties to RIDEA.

(6)	Represents the gain on sale of sale of a 39-unit ALF in Ohio partially offset by the loss on sale of a 29-unit ALFs located in Oklahoma.

(7)	Represents the gain on sale of a 110-unit community in Wisconsin partially offset by the aggregate loss on sale of 6 ALFs located in Texas (five) and Florida (one).

(8)	Increased due to the 13% exit IRR of $2,962 received in connection with the redemption of our preferred equity investment in a JV.

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

The following table reconciles GAAP net income available to common stockholders to NAREIT FFO available to common stockholders (unaudited, amounts in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2025	2024
GAAP net income available to common stockholders	$20,517	$24,065
Add: Depreciation and amortization	9,162	9,095
Less: Gain on sale of real estate, net	(171)	(3,251)
NAREIT FFO attributable to common stockholders	$29,508	$29,909
NAREIT FFO attributable to common stockholders per share:
Effect of dilutive securities:
Add: Participating securities	163	165
Diluted NAREIT FFO attributable to common stockholders	$29,671	$30,074

Weighted average shares used to calculate NAREIT FFO per share:
Shares for basic net income per share	45,333	42,891
Effect of dilutive securities:
Performance-based stock units	350	141
Participating securities	278	277
Total effect of dilutive securities	628	418
Shares for diluted FFO per share	45,961	43,309

Liquidity and Capital Resources

Sources and Uses of Cash

As of March 31, 2025, we had $681.2 million in liquidity as follows (amounts in thousands, except per share amounts):

At March 31, 2025
Cash and cash equivalents	$23,295
Available under unsecured revolving line of credit	276,150
Available under Equity Distribution Agreement	381,745
Total Liquidity	$681,190

We believe that our current cash balance, cash flow from operations available for distribution or reinvestment, our borrowing capacity and our potential ability to access the capital markets are sufficient to provide for payment of our current operating costs, meet debt obligations and pay common dividends at least sufficient to maintain our REIT status and repay borrowings at, or prior to, their maturity. The timing, source and amount of cash flows used in financing and investing activities are sensitive to the capital markets environment, especially to changes in interest rates. In addition inflation may adversely affect our operators’ business, results of operations, cash flows and financial condition which could, in turn, adversely affect our financial position.

The operating results of the facilities will be impacted by various factors over which the operators/owners may have no control. Those factors include, without limitation, the health of the economy, inflation pressures, employee availability and cost, changes in supply of or demand for competing seniors housing and health care facilities, ability to hire and maintain qualified staff, ability to control other rising operating costs, and the potential for significant reforms in the health care industry and related occupancy challenges in the governmental regulations and financing of the health care industry or the impact of any other infectious disease and epidemic outbreaks. We cannot presently predict what impact these potential events may have, if any. We believe that adequate provision has been made for the possibility of loans proving uncollectible but we will continually evaluate the financial condition of the operations of our seniors housing and health care properties. In addition, we will monitor our borrowers and the underlying collateral for mortgage loans and will make future revisions to the provision, if considered necessary.

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

	Three Months Ended March 31,		Change
Net cash provided by (used in):	2025	2024	$
Operating activities	$29,571	$21,066	$8,505
Investing activities	11,629	21,209	(9,580)
Financing activities	(27,319)	(53,551)	26,232
Increase (decrease) in cash and cash equivalents	13,881	(11,276)	25,157
Cash and cash equivalents, beginning of period	9,414	20,286	(10,872)
Cash and cash equivalents, end of period	$23,295	$9,010	$14,285

Debt Obligations

Unsecured Credit Facility. We have an unsecured credit agreement (the Credit Agreement”) that provides for an aggregate commitment of the lenders of up to $525.0 million comprised of a $425.0 million revolving credit facility (the “Revolving Line of Credit”) and two $50.0 million term loans (the “Term Loans”). The Term Loans mature on November 19, 2025 and November 19, 2026. The Revolving Line of Credit has a maturity date of November 19, 2026. The Credit Agreement permitted us to request increases to the Revolving Line of Credit and Term Loans commitments up to a total of $1.0 billion.

Based on our leverage at March 31, 2025, the facility provides for interest annually at Adjusted SOFR plus 110 basis points and a facility fee of 15 basis points and the Term Loans provide for interest annually at Adjusted SOFR plus 125 basis points.

Interest Rate Swap Agreements. In connection with entering into the Term Loans as described above, we entered into two receive variable/pay fixed interest rate swap agreements (the “Interest Rate Swaps”) with maturities of November 19, 2025 and November 19, 2026, respectively, that will effectively lock-in the forecasted interest payments on the Term Loans’ borrowings over their four and five year terms of the loans. The Interest Rate Swaps are considered cash flow hedges and are recorded on our Consolidated Balance Sheets at fair value, with changes in the fair value of these instruments recognized in Accumulated other comprehensive income (loss) on our Consolidated Balance Sheets. During the three months ended March 31, 2025, we recorded a decrease of $0.9 million in fair value of Interest Rate Swaps.

As of March 31, 2025, the terms of the Interest Rate Swaps are as follows (dollar amounts in thousands):

				Notional	Fair Value at
Date Entered	Maturity Date	Swap Rate	Rate Index	Amount	March 31, 2025
November 2021	November 19, 2025	2.52%	1-month SOFR	$50,000	$931
November 2021	November 19, 2026	2.66%	1-month SOFR	50,000	1,974
				$100,000	$2,905

Senior Unsecured Notes. We have senior unsecured notes held by institutional investors with interest rates ranging from 3.66% to 4.50%. The senior unsecured notes mature between 2026 and 2033.

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

At March 31, 2025, we were in compliance with all applicable financial covenants. These debt obligations also contain additional customary covenants and events of default that are subject to a number of important and significant limitations, qualifications and exceptions.

The debt obligations by component as of March 31, 2025 are as follows (dollar amounts in thousands):

	Applicable		Available
	Interest	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing
Revolving line of credit (2)	5.50%	$148,850	$276,150
Term loans, net of debt issue costs	2.59%	99,846	—
Senior unsecured notes, net of debt issue costs	4.15%	433,483	—
Total	4.21%	$682,179	$276,150
(1)	Represents weighted average of interest rate as of March 31, 2025.

(2)	Subsequent to March 31, 2025, we repaid $18,900 under our unsecured revolving line of credit. Accordingly, we have $129,950 outstanding and $295,050 available for borrowing under our unsecured revolving line of credit.

During the three months ended March 31, 2025, our debt borrowings and repayments were as follows (in thousands):

Debt Obligations	Borrowings		Repayments
Revolving line of credit	$15,000	(1)	$(10,500)
Senior unsecured notes	—		(7,000)
Total	$15,000		$(17,500)
(1)	Subsequent to March 31, 2025, we repaid $18,900 under our unsecured revolving line of credit. Accordingly, we have $129,950 outstanding and $295,050 available for borrowing under our unsecured revolving line of credit.

Equity

At March 31, 2025, we had 45,887,855 shares of common stock outstanding, total equity on our balance sheet $1.0 billion and our equity securities had a market value of $1.6 billion. During the three months ended March 31, 2025, we declared and paid $27.3 million of cash dividends.

During the three months ended March 31, 2025, we acquired 138,010 shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

Subsequent to March 31, 2025, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of April, May and June 2025, payable on April 30, May 30, and June 30, 2025, respectively, to stockholders of record on April 22, May 22, and June 20, 2025, respectively.

At-The-Market Program. We have an equity distribution agreement (the “Equity Distribution Agreement”) to offer and sell, from time to time, up to $400.0 million in aggregate offering price of shares of our common stock. The Equity Distribution Agreement provides for sales of common shares to be made by means of ordinary brokers’ transactions, which may include block trades, or transactions that are deemed to be “at the market” offerings.

During the three months ended March 31, 2025, we sold 238,100 shares of common stock for $8.5 million in net proceeds under our Equity Distribution Agreement. In conjunction with the sale of common stock, we incurred $74,000 of costs associated with this agreement which have been recorded in additional paid in capital as a reduction of proceeds received. At March 31, 2025, we had $381.7 million available under the Equity Distribution Agreement. Subsequent to March 31, 2025, we sold 30,400 shares of common stock for $1.1 million in net proceeds under our Equity Distribution Agreement. Accordingly, subsequent to March 31, 2025, we had $380.7 million available under the Equity Distribution Agreement.

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

During the three months ended March 31, 2025, 136,292 shares of restricted stock and 163,221 performance-based stock units vested. Subsequent to March 31, 2025, 13,362 shares of restricted stock and 19,694 performance-based stock units vested in connection with an employee retirement. During the three months ended March 31, 2025, we awarded restricted stock and performance-based stock units as follows:

No. of		Price per
Shares		Share	Award Type	Vesting Period
113,790		$34.88	Restricted stock	ratably over 3 years
52,666		$34.88	Performance-based stock units	TSR targets (1)
48,535		$34.88	Performance-based stock units	TSR targets (2)
214,991	(3)
(1)	Vesting is based on achieving certain total shareholder return (“TSR”) targets in 3 years.

(2)	Vesting is based on achieving certain TSR targets relative to the TSR of a predefined peer group in 3 years.

(3)	Subsequent to March 31, 2025, 5,626 shares of restricted stock were granted and will vest in three years.

Critical Accounting Policies

Our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q are prepared in conformity with U.S. generally accepted accounting principles for interim financial information set forth in the Accounting Standards Codification as published by the Financial Accounting Standards Board, which require us to make estimates and assumptions regarding future events that affect the amounts reported in our financial statements and accompanying footnotes. We base these estimates on our experience and assumptions regarding future events we believe to be reasonable under the circumstances. Actual results could differ from those estimates and such differences may be material to the consolidated financial statements. We have described our most critical accounting policies in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our critical accounting policies or estimates since December 31, 2024.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the three months ended March 31, 2025. For additional information, refer to Item 7A as presented in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

There has not been any change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15d and 15d-15(d) under the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

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

Item 1A. RISK FACTORS

The additional risk factor below should be read in conjunction with the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Changes in federal, state, or local laws limiting REIT investments in the health care sector may adversely impact our ability to participate in the ownership of and investment in health care real estate.

Legislation potentially impacting REIT ownership and investment in the health care sector has recently been introduced or is under discussion at the federal and state level. These legislative proposals range from additional oversight to prohibitions on investors acquiring or increasing ownership, or operational or financial control, in a nursing home. Such legislation or similar laws or regulations, if enacted, may limit our opportunities to participate in the ownership of, or investment in, health care real estate. Changes in federal, state, or local laws or regulations limiting REIT investment in the health care sector, reducing health care related benefits for REITs, or requiring additional approvals for health care entities to do business with REITs, could have a material adverse effect on our financial condition and operations.

Except as described in this Item 1A, there have been no other known material changes from the risk factors since December 31, 2024.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2025, we did not make any unregistered sales of equity securities.

During the three months ended March 31, 2025, we acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations. Thee average prices paid per share for each month in the quarter ended March 31, 2025 are as follows:

Total Number
			of Shares	Maximum
			Purchased as	Number of
		Average	Part of	Shares that May
	Total Number	Price	Publicly	Yet Be
	of Shares	Paid per	Announced	Purchased
Period	Purchased	Share	Plan	Under the Plan
January 1 - January 31, 2025	—	$—	—	—
February 1 - February 28, 2025	60,141	$34.17	—	—
March 1 - March 31, 2025	77,869	$34.89	—	—
Total	138,010		—	—

Item 5. OTHER INFORMATION

Insider Trading Arrangements

During the fiscal quarter ended March 31, 2025, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6. EXHIBITS

3.1	LTC Properties, Inc. Articles of Restatement (incorporated by reference to Exhibit 3.1.2 to the registrant’s Current Report on Form 8-K filed June 6, 2016)

3.2	Bylaws of LTC Properties, Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed May 26, 2023)
31.1	Certification of the Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC.
Registrant

Dated: May 5, 2025	By:	/s/ Caroline Chikhale
Caroline Chikhale
Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Financial Officer)