Form 10-Q
period 2025-06-30
LTC PROPERTIES INC
filed 2025-08-04
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Yes ☐ No ☑

The number of shares of common stock outstanding on July 28, 2025 was 46,065,292.

LTC PROPERTIES, INC.

FORM 10-Q

June 30, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share)

	June 30, 2025	December 31, 2024
	(unaudited)	(audited)
ASSETS
Investments:
Land	$109,881	$118,209
Buildings and improvements	1,148,060	1,212,853
Accumulated depreciation and amortization	(392,516)	(405,884)
Operating real estate property, net	865,425	925,178
Properties held-for-sale, net of accumulated depreciation: 2025—$29,284; 2024—$1,346	42,458	670
Real property investments, net	907,883	925,848
Financing receivables, net of credit loss reserve: 2025—$3,614; 2024—$3,615	357,824	357,867
Mortgage loans receivable, net of credit loss reserve: 2025—$3,562; 2024—$3,151	353,253	312,583
Real estate investments, net	1,618,960	1,596,298
Notes receivable, net of credit loss reserve: 2025—$441; 2024—$477	43,694	47,240
Investments in unconsolidated joint ventures	17,793	30,602
Investments, net	1,680,447	1,674,140

Other assets:
Cash and cash equivalents	7,609	9,414
Debt issue costs related to revolving line of credit	809	1,410
Interest receivable	64,454	60,258
Straight-line rent receivable	20,187	21,505
Lease incentives	2,893	3,522
Prepaid expenses and other assets	18,958	15,893
Total assets	$1,795,357	$1,786,142
LIABILITIES
Revolving line of credit	$168,550	$144,350
Term loans, net of debt issue costs: 2025—$117; 2024—$192	99,883	99,808
Senior unsecured notes, net of debt issue costs: 2025—$976; 2024—$1,058	428,024	440,442
Accrued interest	2,882	3,094
Accrued expenses and other liabilities	51,111	45,443
Total liabilities	750,450	733,137
EQUITY
Stockholders’ equity:
Common stock: $0.01 par value; 110,000 shares authorized; shares issued and outstanding: 2025—46,065; 2024—45,511	461	455
Capital in excess of par value	1,099,049	1,082,764
Cumulative net income	1,761,207	1,725,435
Accumulated other comprehensive income	2,188	3,815
Cumulative distributions	(1,905,398)	(1,851,842)
Total LTC Properties, Inc. stockholders’ equity	957,507	960,627
Non-controlling interests	87,400	92,378
Total equity	1,044,907	1,053,005
Total liabilities and equity	$1,795,357	$1,786,142

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues:
Rental income	$30,177	$31,657	$61,621	$65,206
Resident fees and services	11,950	—	11,950	—
Interest income from financing receivables	7,084	3,830	14,086	7,660
Interest income from mortgage loans	9,680	12,661	18,859	25,109
Interest and other income	1,349	1,968	2,755	3,507
Total revenues	60,240	50,116	109,271	101,482
Expenses:
Interest expense	8,014	10,903	15,927	21,948
Depreciation and amortization	8,776	9,024	17,938	18,119
Seniors housing operating expenses	9,419	—	9,419	—
Provision for credit losses	387	703	3,439	727
Transaction costs	6,706	380	7,147	646
Property tax expense	2,795	3,247	5,902	6,630
General and administrative expenses	8,447	6,760	15,418	13,251
Total expenses	44,544	31,017	75,190	61,321

Income before unconsolidated joint ventures, real estate dispositions and other items	15,696	19,099	34,081	40,161

Gain (loss) on sale of real estate, net	332	(32)	503	3,219
Income from unconsolidated joint ventures	439	671	4,104	1,047
Income tax benefit	81	—	81	—
Net income	16,548	19,738	38,769	44,427
Income allocated to non-controlling interests	(1,456)	(377)	(2,997)	(836)
Net income attributable to LTC Properties, Inc.	15,092	19,361	35,772	43,591
Income allocated to participating securities	(154)	(173)	(317)	(338)
Net income available to common stockholders	$14,938	$19,188	$35,455	$43,253

Earnings per common share:
Basic	$0.33	$0.44	$0.78	$1.01
Diluted	$0.32	$0.44	$0.77	$1.00

Weighted average shares used to calculate earnings per common share:
Basic	45,714	43,171	45,524	43,030
Diluted	46,028	43,463	45,838	43,322

Dividends declared and paid per common share	$0.57	$0.57	$1.14	$1.14

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$16,548	$19,738	$38,769	$44,427
Unrealized gain (loss) on cash flow hedges before reclassification	79	532	(59)	1,945
Gains reclassified from accumulated other comprehensive income to interest expense	(796)	(1,055)	(1,568)	(2,090)
Comprehensive income	15,831	19,215	37,142	44,282
Less: Comprehensive income allocated to non-controlling interests	(1,456)	(377)	(2,997)	(836)
Comprehensive income attributable to LTC Properties, Inc.	$14,375	$18,838	$34,145	$43,446

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(amounts in thousands)

			Capital in	Cumulative			Total	Non-
	Common Stock		Excess of	Net	Accumulated	Cumulative	Stockholder's	Controlling	Total
	Shares	Amount	Par Value	Income	OCI	Distributions	Equity	Interests	Equity
Balance—December 31, 2023	43,022	$430	$991,656	$1,634,395	$6,110	$(1,751,312)	$881,279	$34,988	$916,267
Issuance of common stock	139	1	4,336	—	—	—	4,337	—	4,337
Issuance of restricted stock	160	2	(2)	—	—	—	—	—	—
Common Stock cash distributions ($0.57 per share)	—	—	—	—	—	(24,616)	(24,616)	—	(24,616)
Stock-based compensation expense	—	—	2,202	—	—	—	2,202	—	2,202
Net income	—	—	—	24,230	—	—	24,230	459	24,689
Fair market valuation adjustment for interest rate swap	—	—	—	—	378	—	378	—	378
Cash paid for taxes in lieu of common shares	(50)	—	(1,532)	—	—	—	(1,532)	—	(1,532)
Non-controlling interest contributions	—	—	—	—	—	—	—	50	50
Non-controlling interest distributions	—	—	—	—	—	—	—	(2,904)	(2,904)
Other	—	—	(29)	—	—	—	(29)	—	(29)
Balance—March 31, 2024	43,271	$433	$996,631	$1,658,625	$6,488	$(1,775,928)	$886,249	$32,593	$918,842
Issuance of common stock	204	2	6,519	—	—	—	6,521	—	6,521
Issuance of restricted stock	16	—	—	—	—	—	—	—	—
Common Stock cash distributions ($0.57 per share)	—	—	—	—	—	(24,787)	(24,787)	—	(24,787)
Stock-based compensation expense	—	—	2,320	—	—	—	2,320	—	2,320
Net income	—	—	—	19,361	—	—	19,361	377	19,738
Fair market valuation adjustment for interest rate swap	—	—	—	—	(523)	—	(523)	—	(523)
Cash paid for taxes in lieu of common shares	—	—	—	—	—	—	—	—	—
Non-controlling interest contributions	—	—	—	—	—	—	—	61,025	61,025
Non-controlling interest distributions	—	—	—	—	—	—	—	(377)	(377)
Other	—	—	(2)	—	—	—	(2)	—	(2)
Balance—June 30, 2024	43,491	$435	$1,005,468	$1,677,986	$5,965	$(1,800,715)	$889,139	$93,618	$982,757

Balance—December 31, 2024	45,511	$455	$1,082,764	$1,725,435	$3,815	$(1,851,842)	$960,627	$92,378	$1,053,005
Issuance of common stock	238	2	8,409	—	—	—	8,411	—	8,411
Issuance of restricted stock	114	1	(1)	—	—	—	—	—	—
Common Stock cash distributions ($0.57 per share)	—	—	—	—	—	(27,259)	(27,259)	—	(27,259)
Stock-based compensation expense	—	—	2,253	—	—	—	2,253	—	2,253
Net income	—	—	—	20,680	—	—	20,680	1,541	22,221
Vesting of performance-based stock units	163	2	(2)	—	—	—	—	—	—
Fair market valuation adjustment for interest rate swap	—	—	—	—	(910)	—	(910)	—	(910)
Cash paid for taxes in lieu of common shares	(138)	(1)	(4,771)	—	—	—	(4,772)	—	(4,772)
Acquisitions of non-controlling interest	—	—	2,883	—	—	—	2,883	(4,033)	(1,150)
Non-controlling interest distributions	—	—	—	—	—	—	—	(2,486)	(2,486)
Other	—	—	(11)	—	—	—	(11)	—	(11)
Balance—March 31, 2025	45,888	$459	$1,091,524	$1,746,115	$2,905	$(1,879,101)	$961,902	$87,400	$1,049,302
Issuance of common stock	149	2	5,167	—	—	—	5,169	—	5,169
Issuance of restricted stock	21	—	—	—	—	—	—	—	—
Common Stock cash distributions ($0.57 per share)	—	—	—	—	—	(26,297)	(26,297)	—	(26,297)
Stock-based compensation expense	—	—	2,795	—	—	—	2,795	—	2,795
Net income	—	—	—	15,092	—	—	15,092	1,456	16,548
Vesting of performance-based stock units	20	—	—	—	—	—	—	—	—
Fair market valuation adjustment for interest rate swap	—	—	—	—	(717)	—	(717)	—	(717)
Cash paid for taxes in lieu of common shares	(13)	—	(437)	—	—	—	(437)	—	(437)
Non-controlling interest distributions	—	—	—	—	—	—	—	(1,456)	(1,456)
Balance—June 30, 2025	46,065	$461	$1,099,049	$1,761,207	$2,188	$(1,905,398)	$957,507	$87,400	$1,044,907

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Six Months Ended June 30,
	2025	2024
OPERATING ACTIVITIES:
Net income	$38,769	$44,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,938	18,119
Stock-based compensation expense	5,048	4,522
Gain on sale of real estate, net	(503)	(3,219)
Income tax benefit	(81)	—
Income from unconsolidated joint ventures	(4,104)	(1,047)
Income distributions from unconsolidated joint ventures	4,138	421
Straight-line rental adjustment	1,075	598
Adjustment for collectability of straight-line rental income	243	321
Adjustment for collectability of lease incentives	249	—
Amortization of lease incentives	380	438
Provision for credit losses	3,439	727
Application of interest reserve	—	(233)
Amortization of debt issue costs	780	535
Other non-cash items, net	46	48
Change in operating assets and liabilities
Lease incentives funded	—	(1,594)
Increase in interest receivable	(7,107)	(4,135)
(Decrease) increase in accrued interest payable	(212)	1,132
Net change in other assets and liabilities	(500)	(3,034)
Net cash provided by operating activities	59,598	58,026
INVESTING ACTIVITIES:
Investment in real estate properties	—	(319)
Investment in real estate capital improvements	(2,495)	(3,635)
Proceeds from sale of real estate, net	3,186	25,664
Investment in real estate mortgage loans receivable	(41,535)	(16,054)
Principal payments received on mortgage loans receivable	451	2,393
Investments in unconsolidated joint ventures	(192)	(11,164)
Proceeds from liquidation of investments in unconsolidated joint ventures	13,000	—
Advances and originations under notes receivable	—	(188)
Principal payments received on notes receivable	888	2,294
Net cash used in investing activities	(26,697)	(1,009)
FINANCING ACTIVITIES:
Borrowings from revolving line of credit	53,600	19,200
Repayment of revolving line of credit	(29,400)	(39,700)
Principal payments on senior unsecured notes	(12,500)	(10,000)
Proceeds from common stock issued	13,785	10,974
Payments of common share issuance costs	(205)	(116)
Distributions paid to stockholders	(53,556)	(49,403)
Acquisition of and distributions paid to non-controlling interests	(1,188)	(109)
Financing costs paid	(22)	(411)
Cash paid for taxes in lieu of shares upon vesting of restricted stock	(5,209)	(1,533)
Other	(11)	(31)
Net cash used in financing activities	(34,706)	(71,129)
Decrease in cash and cash equivalents	(1,805)	(14,112)
Cash and cash equivalents, beginning of period	9,414	20,286
Cash and cash equivalents, end of period	$7,609	$6,174
Supplemental disclosure of cash flow information:
Interest paid	$15,359	$20,281
Non-cash investing and financing transactions:
Contribution from non-controlling interest	$—	$61,025
Investment in financing receivables	$—	$(163,460)
Exchange of mortgage loans for controlling interests in joint ventures accounted for as financing receivables	$—	$102,435
Accretion of interest reserve recorded as mortgage loan receivable	$—	$233
Write-off of notes receivable	$(2,693)	$—
Decrease in fair value of interest rate swap agreements	$(1,627)	$(145)
Distributions paid to non-controlling interests	$(3,904)	$(817)
Transfer of joint venture partner's non-controlling interest to LTC	$2,883	$—
Distributions paid to non-controlling interests related to property sale	$—	$(2,305)

See accompanying notes.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	General

LTC Properties, Inc., a health care real estate investment trust (“REIT”), was incorporated on May 12, 1992 in the State of Maryland and commenced operations on August 25, 1992. We invest primarily in seniors housing and health care properties primarily through sale-leasebacks, mortgage financing, joint ventures and structured finance solutions including preferred equity and mezzanine lending. During the second quarter of 2025, we began utilizing the structure authorized by the REIT Investment Diversification and Empowerment Act of 2007 (Commonly referred to as “RIDEA”) as permitted by the Housing and Economic Recovery Act of 2008.

Our primary seniors housing and health care property classifications include skilled nursing centers (“SNF”), independent living communities (“ILF”), assisted living communities (“ALF”), memory care communities (“MC”) and combinations thereof. We also invest in other (“OTH”) types of properties, such as land parcels, projects under development (“UDP”) and behavioral health care hospitals.

Our primary objectives are to create, sustain and enhance stockholder equity value and provide current income for distribution to stockholders through real estate investments in seniors housing and health care properties managed by experienced operators. To meet these objectives, we attempt to invest in properties that provide an opportunity for additional value and current returns to our stockholders and diversify our investment portfolio by geographic location, operator, property classification and form of investment.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

2.	Basic of Presentation and Accounting Policies

Basic of Presentation

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of our company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2025 and 2024 are not necessarily indicative of the results for a full year.

Segments

As explained above, we began utilizing the RIDEA structure in the second quarter of 2025, and established a seniors housing operating portfolio (“SHOP”) segment. Accordingly, effective in the second quarter of 2025, we conduct and manage our business as two operating segments, for reporting and decision-making purposes: real estate investments and SHOP. See Note 16 to our consolidated financial statements for more information.

Our real estate investments segment consists of owned properties that are leased pursuant to non-cancelable triple-net operating (“NNN” or “Triple-Net”) leases, financing receivables, mortgage loans, notes receivable and unconsolidated joint ventures.

During the second quarter of 2025, we terminated our Anthem Memory Care, LLC (“Anthem”) and New Perspective Senior Living, LLC. (“New Perspective”) Triple-Net master leases and converted the communities covered under the master leases into our new SHOP segment. Accordingly, as of June 30, 2025, our SHOP segment is comprised of the operations of 12 memory care and one independent and assisted living communities that are managed on behalf of LTC by two independent operators pursuant to the terms of separate management agreements.

Revenue Recognition-SHOP

Resident fees and services represent all amounts earned from residents within our SHOP segment, as outlined in individual resident agreements. Fees are billed monthly based on contracted rates in the resident agreements, or where applicable, reimbursement rates established by Medicaid and Medicare. Resident fees and services revenue is derived from amounts paid by residents and/or third-party payors. Resident agreements typically vary in duration. Revenue is primarily service-based and is recognized in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”) when performance obligations are satisfied.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

3.	Real Estate Investments

Independent living communities, assisted living communities, memory care communities and combinations thereof are included in the seniors housing communities classification (“SH”).

Any reference to the number of properties or facilities, number of units, number of beds, number of operators and yield on investments in real estate are unaudited and outside the scope of our independent registered public accounting firm’s review of our consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board.

Owned Properties

Our owned property investments include 108 properties leased to 20 different operators under Triple-Net leases, and 13 properties operated on our behalf by two independent operators pursuant to separate management agreements. The following tables summarize our investments in owned properties at June 30, 2025 (dollar amounts in thousands):

						Average
		Percentage	Number	Number of		Investment
	Gross	of	of	SNF	SH	per
Type of Property	Investment	Investment	Properties (1)	Beds	Units	Bed/Unit
Seniors Housing-NNN	$544,031	40.9%	57	—	3,404	$159.82
Seniors Housing-SHOP	174,847	13.2%	13	—	832	$210.15
Seniors Housing	718,878	54.1%	70	—	4,236	$169.71
Skilled Nursing	598,800	45.0%	50	6,113	236	$94.31
Other (2)	12,005	0.9%	1	118	—	$—
Total	$1,329,683	100.0%	121	6,231	4,472
(1)	We own properties in 23 states.

(2)	Includes three parcels of land held-for-use, and one behavioral health care hospital.

	NNN			SHOP			Total
		Percentage	Number		Percentage	Number		Percentage	Number
	Gross	of	of	Gross	of	of	Gross	of	of
Type of Property	Investment	Investment	Properties	Investment	Investment	Properties	Investment	Investment	Properties
Seniors Housing	$544,031	40.9%	57	$174,847	13.2%	13	$718,878	54.1%	70
Skilled Nursing	598,800	45.0%	50	—	—%	—	598,800	45.0%	50
Other	12,005	0.9%	1	—	—%	—	12,005	0.9%	1
Total	$1,154,836	86.8%	108	$174,847	13.2%	13	$1,329,683	100.0%	121

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the six months ended June 30, 2025 and 2024, we invested in the following capital improvement projects in our owned properties (dollar amounts in thousands):

	Six Months Ended June 30,
Type of Property	2025		2024
	NNN	SHOP	NNN	SHOP
Seniors Housing Communities	$1,668	$91	$2,787	$—
Skilled Nursing Centers	736	—	848	—
Total	$2,404	$91	$3,635	$—

Owned Properties- Triple-Net

Our Triple-Net leases require the lessee to pay all taxes, insurance, maintenance and repairs, capital and non-capital expenditures and other costs necessary in the operations of the facilities. Many of the leases contain renewal options. The majority of our leases contain provisions for specified annual increases over the rents of the prior year. Many of our existing leases contain renewal options that, if exercised, could result in the amount of rent payable upon renewal being greater than that currently being paid.

The following table outlines information related to our Triple-Net lease extensions during the six months ended June 30, 2025:

		Number	Number
	Gross	of	of		Original		Extended
Type of Property	Investment	Properties	Beds/Units	State	Maturity		Maturity
SH	$68,353	7	461	IL, MI, OH	May 31, 2025		May 31, 2026
SNF	53,339	6	782	AL, NM	April 30, 2026	(1)	April 30, 2031
SH	32,361	2	159	GA, SC	December 31, 2025		December 31, 2026
SH	25,704	2	88	TX	February 28, 2025		February 28, 2026
SNF	13,054	2	211	SC	February 28, 2026		February 28, 2031
SNF	5,275	2	141	TN	December 31, 2025	(2)	December 31, 2026
	$198,086	21	1,842
(1)	Subsequent to June 30, 2025, Genesis Healthcare, Inc. (“Genesis”) filed for Chapter 11 bankruptcy. Genesis has paid their contractual rent through August 2025.

(2)	The purchase option window provided in the master lease, which expired on December 31, 2024, was extended for another year to December 31, 2025.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Additionally, during the six months ended June 30, 2025, we terminated two existing leases with the same operator and combined them into a single master lease. The new master lease has a five-year term with one 1-year extension option and four 5-year extension options. Annual cash rent is $2,547,000 for the first lease year, escalating by 2% annually thereafter. In connection with the termination of these leases, we wrote-off straight-line rent receivable and lease incentive balances of $243,000 and $249,000, respectively.

Also, during the six months ended June 30, 2025, we terminated our Anthem Triple-Net master leases and converted the communities covered under the master leases into our SHOP segment. In conjunction with the conversion, we wrote-off Anthem’s working capital note of $2,693,000 and the related interest receivable of $371,000 during the six months ended June 30, 2025. In addition, we terminated our New Perspective Triple-Net lease and converted the community covered under the lease into our SHOP segment. In connection with the conversion, we paid New Perspective a $5,971,000 lease termination fee. For more information regarding these communities, see Owned Properties-SHOP below.

We monitor the collectability of our receivable balances, including deferred rent receivable balances, on an ongoing basis. We write-off uncollectible operator receivable balances, including straight- line rent receivable and lease incentives balances, as a reduction to rental income in the period such balances are no longer probable of being collected. Therefore, recognition of rental income is limited to the lesser of the amount of cash collected or rental income reflected on a “straight-line” basis for those customer receivable balances deemed uncollectible. During the six months ended June 30, 2025, we wrote-off straight-line rent receivable and lease incentive balances of $243,000 and $249,000, respectively, in connection with the termination of two existing leases with the same operator, and combining them into a master lease as discussed above. During the six months ended June 30, 2024, we wrote-off a straight-line rent receivable balance of $321,000 as a result of converting a lease to fair-market rent resets and a lease incentive balance of $190,000 as a result of property sales.

We continue to take into account the current financial condition of our operators in our estimation of uncollectible accounts at June 30, 2025. We are closely monitoring the collectability of such rents and will adjust future estimations as appropriate as further information becomes known.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table summarizes components of our rental income for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Rental Income	2025		2024		2025		2024
Contractual cash rental income	$28,079	(1)	$28,976	(1)	$57,702	(2)	$59,927	(2)
Variable cash rental income (3)	2,777		3,255		5,866		6,636
Straight-line rent adjustment	(497)		(48)		(1,075)	(4)	(598)	(4)
Adjustment of lease incentives and rental income	—		(321)		(492)	(5)	(321)	(6)
Amortization of lease incentives	(182)		(205)		(380)		(438)
Total	$30,177		$31,657		$61,621		$65,206
(1)	Decreased primarily due to the conversion of 13 communities from Triple-Net to our new SHOP segment, partially offset by rent increases from fair-market rent resets.

(2)	Decreased primarily due to turnaround impact of one-time revenue received in 2024 related to the repayment of $2,377 in rent credit, lower rent from property sales, and (1) above, partially offset by higher rent from escalations.

(3)	The variable rental income includes reimbursement of real estate taxes by our lessees. Decrease primarily due to conversion of 13 communities from Triple-Net to our new SHOP segment and property sales.

(4)	Straight-line rental income decreased primarily due to scheduled annual escalations.

(5)	In connection with the termination of two existing leases with the same operator, and combining them into a single master lease, we wrote-off a straight-line rent receivable of $243 and a lease incentive balance of $249.

(6)	Represents a lease incentive balance write-off as a result of converting a lease to fair-market rent resets.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Some of our lease agreements provide purchase options allowing the lessees to purchase the properties they currently lease from us. The following table summarizes information about purchase options included in our lease agreements (dollar amounts in thousands):

			Type	Number
Option			of	of	Gross	Net Book
Window		State	Property	Properties	Investments (1)	Value
2024-2028	(2)	North Carolina	SH	4	$41,000	$41,000
2024-2028	(2)	North Carolina/ South Carolina	SH	13	122,460	122,460
2025	(3)	Tennessee	SNF	2	5,275	2,051
2025-2027	(4)	Florida	SNF	3	76,560	76,560
2025-2029	(5)	North Carolina	SH	11	121,419	121,419
2026		South Carolina	SH	1	11,680	7,657
2027		Georgia/South Carolina	SH	2	32,361	24,484
2027-2029	(6)	Oklahoma	SH	4	9,052	3,134
2027-2029	(7)	Texas	SNF	4	52,726	48,276
2029		Colorado/Kansas/Ohio/Texas	SH	17	65,403	29,784
2029		North Carolina	ALF	5	15,239	7,096
		Total		66	$553,175	$483,921
(1)	Gross investments include previously recorded impairment losses, if any.

(2)	The purchase option can be exercised through 2028, with an exit Internal Rate of Return (“IRR”) of 8.0%. These assets are accounted for as financing receivables. For more information see Financing Receivables below.

(3)	The purchase option window which expired on December 31, 2024, was extended for another year to December 31, 2025.

(4)	These assets are accounted for as financing receivables. For more information see Financing Receivables below.

(5)	The operator has the option to buy the properties in multiple tranches and in serial closings approved by LTC with an exit IRR of 9.0% on any portion of the properties being purchased. These assets are accounted for as financing receivables. For more information see Financing Receivables below.

(6)	The purchase option can be exercised starting in November 2027 through October 2029 if the lessee exercises its four-year extension option under the master lease.

(7)	The operator may elect to either receive an earn-out payment or exercise its purchase option. If neither option is elected within the timeframe defined in the lease, both elections are terminated. For more information regarding the earn-out see Note 12. Commitments and Contingencies.

Properties Held -for-Sale. The following summarizes our held-for-sale properties as of June 30, 2025 and December 31, 2024 (dollar amounts in thousands):

		Type		Number	Number
		of		of	of	Gross	Accumulated
	State	Property		Properties	Beds/units	Investment	Depreciation
At June 30, 2025	CA/FL/VA	SNF	(1)	7	896	$71,742	$(29,284)
At December 31, 2024	OK	SH	(2)	1	29	$2,016	$(1,346)
(1)	During 2025, we engaged a broker to sell seven SNFs under a master lease, following the operator’s election not to exercise the renewal option available under the master lease. The master lease covers SNFs in California (1), Florida (2) and Virginia (4) and matures in January 2026. At June 30, 2025, these centers met the criteria under GAAP as held-for-sale. The operator is obligated to pay rent on the portfolio through maturity and is current on rent obligations through July 2025.

(2)	This community was sold during the first quarter of 2025. Upon sale, the community was removed from a master lease covering five SHs in Oklahoma and rent under the master lease was not reduced as a result of the sale.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Acquisitions. The following table summarizes our acquisitions for the six months ended June 30, 2025 and 2024 (dollar amounts in thousands):

		Cash			Number	Number
		Paid at	Transaction	Assets	of	of
Year	Type of Property	Acquisition	Costs	Acquired	Properties	Beds/Units
2025	n/a	$—	$—	$—	n/a	n/a
2024	OTH (1)	300	19	319	—	—
(1)	During the six months ended June 30, 2024, we acquired a parcel of land in Kansas adjacent to an existing community operated by Brookdale. Rent was increased by 8.0% of our total cost of the investment.

Intangible Assets. We make estimates as part of our allocation of the purchase price of acquisitions to various components of acquisition based upon the fair value of each component. In determining fair value, we use current appraisals or other third-party opinions of value. The most significant components of our allocations are typically the allocation of fair value to land and buildings, and for certain of our acquisitions, in-place leases and other intangible assets. In the case of the value of in-place leases, we make the best estimates based on the evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during the hypothetical expected lease-up periods, market conditions and costs to execute similar leases. The following is a summary of the carrying amount of intangible assets as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025					December 31, 2024
			Accumulated					Accumulated
Assets	Cost		Amortization		Net	Cost		Amortization		Net
In-place leases	$11,047	(1)	$(7,169)	(2)	$3,878	$11,047	(1)	$(6,758)	(2)	$4,289
Tax abatement intangible	$8,309	(3)	$(1,443)	(3)	$6,866	$8,309	(3)	$(1,097)	(3)	$7,212
(1)	Included in the Buildings and improvements line item in our Consolidated Balance Sheets.

(2)	Included in the Accumulated depreciation and amortization line item in our Consolidated Balance Sheets.

(3)	Included in the Prepaid expenses and other assets line item in our Consolidated Balance Sheets.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Properties Sold. During the six months ended June 30, 2025 and 2024 we recorded a net gain on sale of real estate of $503,000 and $3,219,000, respectively. The following table summarizes property sales during the six months ended June 30, 2025 and 2024 (dollar amounts in thousands):

		Type	Number	Number
		of	of	of	Sales		Carrying		Net
Year	State	Properties	Properties	Beds/Units	Price		Value		(Loss) Gain (1)
2025	Ohio	SH	1	39	$1,000		$670		$259
	Ohio (2)	n/a	—	—	1,800		1,342		340
	Oklahoma	SH	1	29	670		670		(96)
Total			2	68	$3,470		$2,682		$503

2024	Florida	SH	1	60	$4,500		$4,579		$(335)
	Texas	SH	5	208	1,600		1,282		(380)
	Texas	SH	2	—	500		389		8
	Wisconsin	SH	1	110	20,193	(3)	16,195	(3)	3,986
	n/a	n/a	—	—	—		—		(60)	(4)
Total			9	378	$26,793		$22,445		$3,219

(

(1)	Calculation of net gain includes cost of sales and write-off of straight-line receivable and lease incentives, when applicable.

(2)	We sold a parcel of land adjacent to a memory care community within our portfolio.

(3)	Represents the price to sell our portion of interest in a JV, net of the JV partner’s $2,305 contributions in the joint venture.

(4)	We recognized additional loss due to additional incurred costs related to properties sold during 2023.

Owned Properties-SHOP

As discussed above, during the second quarter of 2025, we terminated our Anthem and New Perspective Triple-Net master leases and converted the communities covered under the master leases into our new SHOP segment. At June 30, 2025, our SHOP included operations of 13 communities managed on our behalf by two independent operators pursuant to separate management agreements. The following table provides information regarding our SHOP (dollar amounts in thousands):

				Seniors		Average
		Resident		Housing		Investment	Number	Number
	Gross	Fees and		Operating		per	of	of
Type of Property	Investment	Services (1)		Expenses		Unit	Properties	Beds/Units	State
SH	$152,462	$11,755	(2)	$9,302	(2)	$208.28	12	732	CA, CO, KS, IL, OH
SH	22,385	195	(2)	117	(2)	$223.85	1	100	WI
Total	$174,847	$11,950		$9,419		$210.15	13	832
(1)	Resident fees and services include all amounts earned from residents, based on individual resident agreements, at our SHOP communities. The individual resident agreements typically vary in duration. Resident fees and services are primarily service-based and are recognized in accordance with ASC 606 once performance obligations are satisfied.

(2)	These communities were converted from NNN to SHOP during the second quarter of 2025. Accordingly, revenues and expenses do not reflect a full quarter of operations.

Subsequent to June 30, 2025, we acquired a 67-unit assisted living and memory care community in California within our SHOP segment for $35,200,000. In connection with the acquisition, we entered into a management agreement with an operator new to us.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Financing Receivables

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

The following tables provide information regarding our investments in financing receivables (dollar amounts in thousands):

							Type	Number	Number	Investment
Interest		Investment			Gross	LTC	of	of	of	per
Rate		Year	Maturity	State	Investments	Investment	Properties	Properties	Beds/Units	Bed/Unit
7.25%	(1)	2022	2032	FL	$76,559	$62,234	SNF	3	299	$256.05
7.25%	(2)	2023	2033	NC	121,419	118,503	SH	11	523	$232.16
7.25%	(3)	2024	2034	NC/SC	122,460	64,450	SH	13	523	$234.15
7.25%	(4)	2024	2034	NC	41,000	37,985	SH	4	217	$188.94
Total					$361,438	$283,172		31	1,562
(1)	A purchase option available to the seller-lessee is exercisable at the beginning of the fourth lease year (2025) through the end of the fifth lease year (2027).

(2)	The seller-lessee has the option to buy the properties in multiple tranches and in serial closings approved by LTC with an exit IRR of 9.0% on any portion of the properties being purchased.

(3)	During the second quarter of 2024, we funded an additional $5,546 under a mortgage loan receivable due from an ALG affiliate secured by 13 ALFs and MCs located in North Carolina (12) and South Carolina (1). We then entered into a newly formed $122,460 JV with ALG, whereby we exchanged our $64,450 mortgage loan receivable for a 53% controlling interest in the JV. Concurrently, ALG contributed these properties to the joint venture for a 47% non-controlling interest. The JV leased the properties to an ALG affiliate under a 10-year master lease, with two five-year renewal options and provided the seller-lessee with a purchase option exercisable through 2028, with an exit IRR of 8.0%.

(4)	During the second quarter of 2024, we funded an additional $2,766 under a mortgage loan receivable due from an ALG affiliate secured by four ALFs located in North Carolina. We then entered into a newly formed $41,000 JV with ALG, whereby we exchanged $37,985 mortgage loan receivables for a 93% controlling interest in the JV. Concurrently, ALG contributed these properties and a parcel of land to the joint venture for a 7% non-controlling interest. The JV leased the properties to an ALG affiliate under a 10-year master lease, with two five-year renewal options and provided the seller-lessee with a purchase option exercisable through 2028, with an exit IRR of 8.0%.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Mortgage Loans

The following table sets forth information regarding our investments in mortgage loans secured by first mortgages at June 30, 2025 (dollar amounts in thousands):

					Type	Percentage	Number of				Investment
			Gross		of	of			SNF	SH	per
Interest Rate	Maturity	State	Investment		Property	Investment	Loans (2)	Properties (3)	Beds	Units	Bed/Unit
8.8%	2025	FL	$4,000		SH	1.1%	1	2	—	92	$43.48
7.8%	2025	FL	16,706		SH	4.7%	1	1	—	112	$149.16
7.3%	2025	NC	10,750		SH	3.0%	1	1	—	45	$238.89
8.8%	2026	MI	15,793		SH	4.4%	1	1	—	85	$185.80
8.8%	2028	IL	16,500		SNF	4.6%	1	1	150	—	$110.00
8.5%	2030	FL	38,495		SH	10.8%	1	1	—	250	$153.98
11.1% (4)	2043	MI	180,421		SNF	50.6%	1	14	1,749	—	$103.16
10.0% (5)	2045	MI	39,700		SNF	11.1%	1	4	480	—	$82.71
10.5% (5)	2045	MI	19,650		SNF	5.5%	1	2	201	—	$97.76
10.8% (5)	2045	MI	14,800		SNF	4.2%	1	1	146	—	$101.37
Total			$356,815	(1)		100.0%	10	28	2,726	584	$107.80
(1)	Excludes the impact of the credit loss reserve.

(2)	Some loans contain certain guarantees and provide for certain facility fees.

(3)	Our mortgage loans are secured by properties located in four states with seven borrowers. Additionally, during 2024, we committed to fund a $26,120 mortgage loan for the construction of a 116-unit ILF, ALF and MC located in Illinois. The borrower contributed $12,300 of equity which will initially fund the construction. Once all of the borrower’s equity has been drawn, we will begin funding the commitment. The loan term is approximately six years at a current rate of 9.0% and an IRR of 9.5%.

(4)	Minimum interest payable is based on an annual current pay interest rate of 8.5% on the outstanding loan balance. The difference between the contractual interest rate and the current pay interest rate on the outstanding loan balance remains an obligation of the borrower and is payable through the application of security deposits held by LTC on behalf of Prestige Healthcare (“Prestige”), the borrower, or payable upon maturity. Prestige paid full contractual interest through July 2025 and none of Prestige’s security was used to pay the difference between the contractual interest rate and the current pay interest rate. As of June 30, 2025, we hold $6,077 in security on behalf of Prestige. The loan provides for 2.25% annual interest rate increases. During July 2025, we amended the mortgage loan to eliminate the current pay rate and revert monthly interest payments to the full contractual interest rate of 11.14%, effective July 1, 2025. Additionally, the amendment provides Prestige an option to prepay their mortgage loan at par and without penalty within a 12-month window beginning in July 2026. Prestige will have to provide us with a 90-day notice of its intention to exercise the option, and the ability for Prestige to exercise the pre-payment option is contingent on several factors including Prestige being current and in good standing on all its mortgage loans with LTC and obtaining replacement financing. As of June 30, 2025, we have $41,455 of accrued effective interest related to this loan, which is expected to be recovered through payments collected through the contractual maturity of the loan. If Prestige exercises its contingent prepayment option, we will no longer be able to collect our remaining accrued effective interest as of such date.

(5)	Mortgage loans provide for 2.25% annual increases in the interest rate.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table summarizes our mortgage loan activity for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025		2024
Originations and funding under mortgage loans receivable	$41,535	(1)	$15,957	(2)
Exchange of mortgage loans for controlling interests in joint ventures accounted for as financing receivables	—		(102,435)	(3)
Pay-offs received	—		(2,013)
Application of interest reserve	—		169
Scheduled principal payments received	(451)		(380)
Mortgage loan premium amortization	(3)		(3)
(Provision) recovery for loan loss reserve	(411)		887
Net increase (decrease) in mortgage loans receivable	$40,670		$(87,818)
(1)	Includes the following:

(a)	$38,495 under our $42,300 mortgage loan commitment secured by a 250-unit ILF, ALF and MC in Florida. The loan term is five years at a fixed rate of 8.5%; and

(b)	$3,040 under our $19,500 mortgage loan commitment for the construction of an 85-unit ALF and MC in Michigan. The borrower contributed $12,100 of equity upon origination in July 2023, which was used to initially fund the construction. Our remaining commitment is $3,706. The interest-only loan term is approximately three years at a rate of 8.75%, and includes two one-year extensions, each of which is contingent on certain coverage thresholds.

(2)	Includes the following:

(a)	$6,878 under our $19,500 mortgage loan commitment. For an explanation of the terms and other relevant information related to this mortgage loan see (1) (a) above;

(b)	$5,546 of additional funding under a mortgage loan receivable agreement with an ALG affiliate secured by 13 ALFs and MCs in North Carolina (12) and South Carolina (1). During the three months ended June 30, 2024, we exchanged this $64,450 mortgage loan receivable for a controlling interest in a JV investment with an ALG affiliate. See Financing Receivables above for more information;

(c)	$2,766 of additional funding under a mortgage loan receivable agreement with an ALG affiliate secured by four ALFs in North Carolina. During the three months ended June 30, 2024, we exchanged this $37,985 mortgage loan receivable for a controlling interest in a JV investment with an ALG affiliate. See Financing Receivables above for more information; and

(d)	$767 of additional funding.

(3)	Includes the following:

(a)	$64,450 mortgage loan receivable due from an ALG affiliate was exchanged for a controlling interest in a JV. See (2)(b) above for more information;

(b)	$37,985 mortgage loan receivable due from an ALG affiliate was exchanged for a controlling interest in a JV. See (2)(c) above for more information;

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

4.	Investment in Unconsolidated Joint Ventures

We have a preferred equity investments in one joint venture and an acquisition, development and construction (“ADC”) loan. We determined that each of these JVs meet the accounting criteria to be considered a variable interest entity (“VIE”). We are not the primary beneficiary of the JVs as we do not have both: 1) the power to direct the activities that most significantly affect the JVs’ economic performance, and 2) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. However, we do have significant influence over the JVs. Therefore, we have accounted for the JVs using the equity method of accounting. During 2025, we received $15,962,000, including a 13% exit IRR of $2,962,000, from the redemption of our preferred equity investment in a joint venture that owns a 267-unit independent and assisted living community in Washington. The following table provides information regarding our unconsolidated joint venture investments at June 30, 2025 (dollar amounts in thousands):

	Type	Type		Total	Contractual	Number
	of	of		Preferred	Cash	of	Carrying
State	Properties	Investment		Return	Portion	Beds/ Units	Value
Texas	SNF	Senior Loan	(1)	9.2%	9.2%	104	$11,453	(1)
Washington	SH	Preferred Equity	(2)	12.0%	9.0%	109	6,340	(2)
Total						213	$17,793
(1)	Represents a $12,700 mortgage loan, which is comprised of $11,164 funded at origination during the three months ended June 30, 2024, an interest reserve of $750 and a capital expenditure reserve of $786. In accordance with GAAP, this mortgage loan was determined to be an ADC loan and is accounted for as an unconsolidated JV. The five-year mortgage loan is interest-only at a current rate of 9.15%.

(2)	Our investment represents 15.5% of the total investment. The preferred equity investment earns an initial cash rate of 7% increasing to 9% in year four until the IRR is 8%. After achieving an 8% IRR, the cash rate drops to 8% with an IRR ranging between 12% to 14%, depending upon timing of redemption. We have the option to require the JV partner to purchase our preferred equity interest at any time between August 17, 2031 and December 31, 2036.

The following table summarizes our capital contributions, income recognized, and cash interest received related to our investments in unconsolidated joint ventures during the six months ended June 30, 2025 and 2024 (in thousands):

	Type
	of	Income		Cash Income		Non-cash
Year	Properties	Recognized		Earned		Income Accrued
2025	SNF	$589		$589		$—
	SH	289		289		—
	SH (1)	3,226	(1)	3,172	(1)	54
Total		$4,104		$4,050		$54

2024	SNF	$295		$196		$—
	SH	225		225		—
	SH (1)	527		—		527
Total		$1,047		$421		$527
(1)	During 2025, our preferred equity investment in a JV that owns a 267-unit ILF and ALF in Washington was redeemed for $15,962, which included a 13% exit IRR of $2,962.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

5.	Notes Receivable

Notes receivable consist of mezzanine loans and working capital loans. The following table summarizes our investments in notes receivable at June 30, 2025 (dollar amounts in thousands):

Interest			Type of	Gross			Type of
Rate	IRR	Maturity	Loan	Investment		# of loans	Property
8.0%	11.0%	2027	Mezzanine	$25,000		1	SH
0.0%	—	2028	Working capital	1,178		1	SNF
8.8%	12.0%	2028	Mezzanine	17,000		1	SH
7.6%	—	2030	Working capital	957		1	SH
				$44,135	(1)	4
(1)	Excludes the impact of credit loss reserve.

The following table is a summary of our notes receivable components as of June 30, 2025 and December 31, 2024 (in thousands):

	At June 30, 2025	At December 31, 2024
Mezzanine loans	$42,000	$42,000
Working capital loans	2,135	5,717
Notes receivable credit loss reserve	(441)	(477)
Total notes receivable, net of credit loss reserve	$43,694	$47,240

The following table summarizes our notes receivable activity for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025		2024
Advances under notes receivable	$—		$188
Principal payments received under notes receivable	(888)		(2,294)
Write-off of notes receivable	(2,693)	(1)	—
Recovery of credit losses	36		21
Net decrease in notes receivable	$(3,545)		$(2,085)
(1)	Represents the write-off of Anthem Memory Care LLC (“Anthem”) working capital note in connection with the conversion of Anthem’s Triple-Net leases to SHOP.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

6.	Lease Incentives

Our non-contingent lease incentive balances at June 30, 2025 and December 31, 2024 were $2,893,000 and $3,522,000, respectively. The following table summarizes our lease incentives activity for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025		2024
Lease incentives funded	$—		$1,594
Amortization of lease incentives	(380)		(438)
Adjustment for collectability of lease incentives	(249)	(1)	—
Other adjustments	—		(190)	(2)
Net (decrease) increase in non-contingent lease incentives	$(629)		$966
(1)	Represents uncollectible lease incentive balances written-off due to the termination of two existing leases with the same operator, and combining them into a single master lease.

(2)	Represents lease incentive balances written-off due to property sales.

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

7.	Credit Loss Reserve

We apply ASC Topic 326, Financial Instruments-Credit Losses (“ASC 326”), which requires a forward-looking “expected loss” model, to estimate our loan losses. We determined our Financing receivables, Mortgage loans receivable and Notes receivable line items on our Consolidated Balance Sheets are within the scope of ASC 326.

Financing receivables. We obtained controlling interests in JVs that acquired properties through sale and leaseback transactions. The JVs concurrently leased the purchased properties to affiliates of sellers and provided the sellers-lessees with purchase options. We consolidated the JVs as Financing receivables on our Consolidated Balance Sheets. For more information regarding these transactions See Note 3. Real Estate Investments above. At June 30, 2025, we had investments in four JVs accounted for as financing receivables that owned 31 properties in three states. In addition to owning the properties through our controlling interests in the JVs, generally, these leases provide one or more of the following: security deposits, property tax impounds, repair and maintenance escrows and other credit enhancements such as corporate or personal guarantees or letters of credit.

Mortgage loans. As part of our strategy of making investments in properties used in the provision of long-term health care services, we provided mortgage loan financing on such properties. At June 30, 2025, we had ten mortgage loans secured by 28 properties in four states with seven borrowers. In addition to a lien on the mortgaged properties, the loans are generally secured by non-real estate assets of the properties and contain certain other security provisions in the form of letters of credit and/or security deposits.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Notes receivable. Our notes receivable consist of mezzanine loans and working capital notes. Security for these notes can include all or a portion of the following credit enhancements: secured second mortgage, pledge of equity interests and personal/corporate guarantees.

The following table summarizes our financial instruments within the scope of ASC 326 by year of origination (dollar amounts in thousands):

	Year of origination (1)						At June 30, 2025
Investment Type:	2025	2024	2023	2022	2021	Prior	Total	Credit loss reserve
Financing receivables	$—	$163,460	$121,419	$76,559	$—	$—	$361,438	$3,614

Mortgage loans receivable	$38,495	$—	$47,043	$—	$16,706	$254,571	$356,815	$3,562

Mezzanine loans	$—	$—	$17,000	$25,000	$—	$—	$42,000	$420
Working Capital loans	—	—	—	—	1,178	957	2,135	21
Total Notes Receivable	$—	$—	$17,000	$25,000	$1,178	$957	$44,135	$441
(1)	Excludes paid-off loans. Additional funding, if any, is included in the year of the origination of the initial loan.

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

The expected credit losses related to our financial instruments that are within the scope of ASC 326 are as follows (in thousands):

		Recovery	Provision
	Balance	due to	due to	Balance
	at	Payoffs/	Originations/	at
Description	12/31/2024	Write-offs	additional funding	6/30/2025
Credit Loss Reserve- Financing Receivables	$3,615	$(1)	$—	$3,614
Credit Loss Reserve- Mortgage Loans Receivable	3,151	(4)	415	3,562
Credit Loss Reserve-Notes Receivable	477	(36)	—	441

We elected not to measure an allowance for expected credit losses on accrued interest receivable under the expected credit loss standard as we have a policy in place to reserve or write off accrued interest receivable in a timely manner through our quarterly review of the loan and property performance. Therefore, we elected the policy to write off accrued interest receivable by recognizing credit loss expense. As of June 30, 2025, the total balance of accrued interest receivable of $64,454,000 was not included in the measurement of expected credit loss. During the six months ended June 30, 2025, we wrote-off Anthem’s interest receivable of $371,000 in connection with the conversion of Anthem’s Triple-Net leases to SHOP as explained in Note 3. Real Estate Investments. During the six months ended June 30, 2024, we did not recognize any write-off related to accrued interest receivable.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

8.	Prepaid Expenses and Other Assets

The following is a summary of our prepaid expenses and other assets (dollar amounts in thousands):

	June 30, 2025	December 31, 2024
Intangible assets	$6,866	$7,212
SHOP prepaid expenses and other assets	2,935	—
Real estate investments, prepaid expenses and other assets	2,762	2,125
Right of use asset, net	2,701	2,741
Interest rate swap asset	2,188	3,815
SHOP Accounts receivable, net of credit loss reserve: 2025— $29; 2024— $0	1,341	—
Deferred income tax asset	165	—
Total	$18,958	$15,893

9.	Debt Obligations

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

During the first quarter of 2024, we entered into an amendment to the Original Credit Agreement (the “Credit Agreement”) to accelerate our one-year extension option notice and exercised our option to extend the maturity date to November 19, 2026. Other material terms of the Original Credit Agreement remained unchanged. The Credit Agreement permitted us to request increases to the Revolving Line of Credit and Term Loans commitments up to a total of $1,000,000,000 (the “Accordion”). As permitted under the terms of the Credit Agreement, we exercised $25,000,000 of the available $500,000,000 Accordion feature of the Revolving Line of Credit during the third quarter of 2024. Accordingly, the aggregate commitment of the lenders under the Credit Agreement increased to $525,000,000, with $475,000,000 remaining available under the Accordion. The exercise of the Accordion did not change any other term or condition of the Credit Agreement, including its maturity date or covenant requirements. Based on our leverage at June 30, 2025, the facility provides for interest annually at Adjusted SOFR plus 110 basis points and a facility fee of 15 basis points and the Term Loans provide for interest annually at Adjusted SOFR plus 125 basis points.

Subsequent to June 30, 2025, we entered into a new four-year unsecured credit agreement (“New Credit Agreement”) maturing in July 2029, to replace our previous Credit Agreement. The New Credit Agreement increased the aggregate commitment on our revolving line of credit from $425,000,000 to $600,000,000 and provides for the opportunity to increase the total commitment to an aggregate $1,200,000,000. The New Credit Agreement provides for a one-year extension option, subject to customary conditions. Material terms of the New Credit Agreement remain unchanged. In connection with the New Credit Agreement, the Term Loans were rolled into the new revolving line of credit, keeping the interest rate swap agreements intact at an average 2.3% rate, based on current margins.

Interest Rate Swap Agreements. In connection with entering into the Term Loans described above, we entered into two receive variable/pay fixed interest rate swap agreements (the “Interest Rate

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Swaps”) with maturities of November 19, 2025 and November 19, 2026, respectively, that will effectively lock-in the forecasted interest payments on the Term Loans’ borrowings over their four and five year terms of the loans. The Interest Rate Swaps are considered cash flow hedges and are recorded on our Consolidated Balance Sheets at fair value in Prepaid expenses and other assets, with cumulative changes in the fair value of these instruments recognized in Accumulated other comprehensive income (loss) on our Consolidated Balance Sheets. During the six months ended June 30, 2025 and 2024, we recorded a decrease of $1,627,000 and $145,000 in fair value of Interest Rate Swaps, respectively. As discussed above, subsequent to June 30, 2025, the Term Loans were paid off using proceeds from our new revolving line of credit under our New Credit Agreement, keeping the interest rate swap agreements intact through November 2025 at 2.3% and November 2026 at 2.4%, based on current margins.

Information regarding our interest rate swaps measured at fair value, which are classified as Level 2 of the fair value hierarchy is presented below (dollar amounts in thousands):

				Notional	Fair Value at
Date Entered	Maturity Date	Swap Rate	Rate Index	Amount	June 30, 2025	December 31, 2024
November 2021	November 19, 2025	2.52%	1-month SOFR	$50,000	$592	$1,305
November 2021	November 19, 2026	2.66%	1-month SOFR	50,000	1,596	2,510
				$100,000	$2,188	$3,815

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

At June 30, 2025, we were in compliance with all applicable financial covenants. These debt obligations also contain additional customary covenants and events of default that are subject to a number of important and significant limitations, qualifications and exceptions.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table sets forth information regarding debt obligations by component as of June 30, 2025 and December 31, 2024 (dollar amounts in thousands):

		At June 30, 2025		At December 31, 2024
	Applicable		Available		Available
	Interest	Outstanding	for	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing	Balance	Borrowing
Revolving line of credit (2)	5.50%	$168,550	$256,450	$144,350	$280,650
Term loans, net of debt issue costs (2)	2.59%	99,883	—	99,808	—
Senior unsecured notes, net of debt issue costs (3)	4.15%	428,024	—	440,442	—
Total	4.25%	$696,457	$256,450	$684,600	$280,650
(1)	Represents weighted average of interest rate as of June 30, 2025.

(2)	Subsequent to June 30, 2025, as noted above, we entered into our New Credit Agreement increasing commitments from $425,000 to $600,000 and repaid our Term Loans using proceeds from our revolving line of credit under our New Credit Agreement. Additionally, we borrowed $41,850 under our new revolving line of credit under our New Credit Agreement. Accordingly, we have $310,400 outstanding and $289,600 available for borrowing under our unsecured revolving line of credit.

(3)	Subsequent to June 30, 2025, we repaid $7,000 in scheduled principal paydown on our senior unsecured notes.

During the six months ended June 30, 2025 and 2024, our debt borrowings and repayments were as follows (in thousands):

	Six Months Ended June 30,
	2025				2024
Debt Obligations	Borrowings		Repayments		Borrowings	Repayments
Revolving line of credit	$53,600	(1)	$(29,400)		$19,200	$(39,700)
Senior unsecured notes	—		(12,500)	(2)	—	(10,000)
Total	$53,600		$(41,900)		$19,200	$(49,700)
(1)	Subsequent to June 30, 2025, as noted above, we entered into our New Credit Agreement increasing commitments from $425,000 to $600,000 and repaid our Term Loans using proceeds from our revolving line of credit under our New Credit Agreement. Additionally, we borrowed $41,850 under our new revolving line of credit under our New Credit Agreement. Accordingly, we have $310,400 outstanding and $289,600 available for borrowing under our unsecured revolving line of credit.

(2)	Subsequent to June 30, 2025, we repaid $7,000 in scheduled principal paydown on our senior unsecured notes.

10.	Accrued Expenses and Other Liabilities

The following is a summary of our accrued expenses and other liabilities (dollar amounts in thousands):

	June 30, 2025	December 31, 2024
Impounds	$15,257	$12,223
Security deposits	9,120	6,534
Property tax liability	7,468	7,807
Maintenance and repair reserves	6,232	5,961
Accounts payable and other accrued liabilities	3,342	6,085
SHOP liabilities	3,115	—
Deferred commitments	2,869	4,092
Lease liabilities	2,701	2,741
SHOP deferred revenue	1,007	—
	$51,111	$45,443

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

11.	Equity

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

As of June 30, 2025, we have the following consolidated VIEs (in thousands):

				Gross
Investment		Property		Consolidated	Non-Controlling
Year	Purpose	Type	State	Assets	Interests
2024	Own real estate	SH	NC/SC	$122,460	$58,010
2024	Own real estate	SH	NC	41,000	3,015
2023	Own real estate	SH	OH	54,868	9,134
2023	Own real estate	SH	NC	121,419	2,916
2022	Own real estate	SNF	FL	76,560	14,325
Total				$416,307	$87,400
(1)	Includes the total real estate investments and excludes intangible assets.

During the six months ended June 30, 2025, we acquired our JV partner’s non-controlling interest in a JV that owns two seniors housing communities in Oregon with a total of 186 units for $1,150,000 resulting in us controlling full ownership of these communities. As a result, these VIEs are not listed in the table above.

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

During the six months ended June 30, 2024, we sold 343,800 shares of common stock for $10,974,000 in net proceeds under our Original Equity Distribution Agreements. In conjunction with the sale of common stock, we incurred $116,000 of costs associated with this agreement which have been recorded in additional paid in capital as a reduction of proceeds received.

During the six months ended June 30, 2025, we sold 387,600 shares of common stock for $13,785,000 in net proceeds under our Equity Distribution Agreement. In conjunction with the sale of common stock, we incurred $205,000 of costs associated with this agreement which have been recorded in additional paid in capital as a reduction of proceeds received. At June 30, 2025, we had $376,378,000 available under the Equity Distribution Agreement.

During the six months ended June 30, 2025 and 2024, we acquired 151,018 shares and 49,540 shares, respectively, of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

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

Distributions. We declared and paid the following cash dividends (in thousands):

	Six Months Ended June 30,
	2025				2024
	Declared		Paid		Declared	Paid
Common Stock (1)	$53,556	(2)	$53,556	(2)	$49,403	$49,403
(1)	Represents $0.19 per share per month for the six months ended June 30, 2025 and 2024.

(2)	Includes $1,312 of distribution related to vesting of the performance-based stock units.

In July 2025, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of July, August and September 2025, payable on July 31, August 29, and September 30, 2025, respectively, to stockholders of record on July 23, August 21, and September 22, 2025, respectively.

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

During the six months ended June 30, 2025 and 2024, no stock options were granted or exercised. During the six months ended June 30, 2024, 5,000 stock options expired and were cancelled. At June 30, 2025 and 2024, we had no stock options outstanding and exercisable.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table summarizes our restricted stock activity for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	Shares			Weighted Average Price
	2025		2024	2025	2024
Outstanding, January 1	301,209		258,620	$33.18	$36.43
Granted	135,041		175,431	$34.94	$31.07
Vested	(165,549)	(1)	(129,842)	$33.69	$31.36
Outstanding, June 30	270,701		304,209	$33.75	$33.20
(1)	Includes the accelerated vesting of 13, 362 shares of restricted common stock in connection with an employee’s retirement.

During the six months ended June 30, 2025, 182,915 units of performance-based stock units vested, which includes the accelerated vesting of 19,694 performance-based stock units in connection with an employee’s retirement. No performance-based stock units vested during the six months ended June 30, 2024.

During the six months ended June 30, 2025 and 2024, we granted restricted stock and performance-based stock units under the 2021 Plan as follows:

	No. of	Price per
Year	Shares/Units	Share	Reward Type	Vesting Period
2025	113,790	$34.88	Restricted stock	ratably over 3 years
	5,626	$35.55	Restricted stock	April 30, 2028
	15,625	$35.20	Restricted stock	(1)
	52,666	$34.88	Performance-based stock units	TSR targets (2)
	48,535	$34.88	Performance-based stock units	TSR targets (3)
	236,242

2024	159,536	$30.72	Restricted stock	ratably over 3 years
	69,610	$31.84	Performance-based stock units	TSR targets (2)
	62,914	$31.84	Performance-based stock units	TSR targets (3)
	15,895	$34.60	Restricted stock	(1)
	307,955
(1)	Vesting date is the earlier of the one-year anniversary of the award date and the date of the next annual meeting of the stockholders of LTC following the award date.

(2)	Vesting is based on achieving certain total shareholder return (“TSR”) targets in three years.

(3)	Vesting is based on achieving certain TSR targets relative to the TSR of a predefined peer group in three years.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Compensation expense recognized related to the vesting of restricted common stock and performance-based stock units for the six months ended June 30, 2024 was $4,522,000. Compensation expense recognized related to the vesting of restricted common stock and performance-based stock units for the six months ended June 30, 2025, was $5,048,000, which includes $700,000 of compensation expense related to accelerated vesting of restricted common stock and performance-based stock units in connection with an employee’s retirement. Accordingly, the remaining compensation expense to be recognized related to the future service period of unvested outstanding restricted common stock and performance-based stock units are as follows (in thousands):

Remaining
Compensation
Vesting Date	Expense
July-December 2025	$4,281
2026	5,887
2027	2,899
2028	322
Total	$13,389

12.	Commitments and Contingencies

At June 30, 2025, we had commitments as follows (in thousands):

				Total
	Investment		2025	Commitment	Remaining
	Commitment		Funding	Funded	Commitment
Triple-Net properties	$10,445	(1)	$1,956	$7,683	$2,762
SHOP properties	4,119		—	—	4,119
Subtotal: owned real estate properties (Note 3. Real Estate Investments)	14,564		1,956	7,683	6,881
Accrued incentives and earn-out liabilities (Note 6. Lease Incentives)	8,500	(2)	—	—	8,500
Mortgage loans (Note 3. Real Estate Investments)	67,570	(3)	3,185	17,939	49,631
Joint venture investments (Note 4. Investments in Unconsolidated Joint Ventures)	1,438	(4)	192	192	1,246
Notes receivable (Note 5. Notes Receivable)	560	(5)	—	50	510
Total	$92,632		$5,333	$25,864	$66,768
(1)	Represents commitments to purchase land and improvements, if applicable, and to develop, re-develop, renovate or expand seniors housing and skilled nursing properties.

(2)	Includes an earn-out payment of up to $3,000 to an operator under a master lease on four SNFs in Texas which were acquired during 2022. The master lease allows either an earn-out payment up to $3,000 or a purchase option. The earn-out payment is available, contingent on achieving certain thresholds per the lease, beginning in April 2024 through March 2027. If neither option is elected within the timeframe defined in the lease, both elections are terminated. For more information regarding the purchase option see Note 3. Real Estate Investments.

(3)	Represents $45,620 related to two construction loan, $19,950 of contingent commitments available upon the borrower achieving certain coverage ratios, and $2,000 of other commitments.

(4)	Represents expenditure reserve of $1,438 related to a mortgage loan secured by a SNF in Texas. The loan is accounted for as an unconsolidated JV in accordance with GAAP. For more information regarding this loan see Note 4. Investment in Unconsolidated Joint Ventures.

(5)	Represents working capital loan commitments.

Additionally, some of our lease agreements provide purchase options allowing the lessee to purchase the properties they currently lease from us. See Note 3. Real Estate Investments for a table summarizing information about our purchase options.

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

13.	Major Operators

Within our real estate investment segment, two operators each account for 10% or more of our Total revenues. Our SHOP segment is not subject to operator concentration, as the communities are operated on our behalf by independent operators under management agreements. In addition, resident agreements are entered into with individual residents. Accordingly, we are not exposed to operator credit risk to the same extent as within our real estate investment segment. The following table presents information regarding our major operators as of June 30, 2025:

	Number of		Number of		Percentage of
			SNF	SH	Total	Total
Operator	SNF	SH	Beds	Units	Revenues (1)	Assets (2)
Prestige Healthcare (3)	23	—	2,694	93	14.8%	14.5%
ALG Senior Living(4)	—	29	—	1,308	10.7%	16.3%
Total	23	29	2,694	1,401	25.5%	30.8%
(1)	Includes total revenues for the six months ended June 30, 2025.

(2)	Represents the net carrying value of the mortgage loans and properties we own divided by the Total assets on the Consolidated Balance Sheets.

(3)	The majority of the revenue derived from this operator relates to interest income from mortgage loans.

(4)	The majority of the revenue derived from this operator relates to interest income from financing receivables.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

14.	Earnings per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$16,548	$19,738	$38,769	$44,427
Less income allocated to non-controlling interests	(1,456)	(377)	(2,997)	(836)
Less non-forfeitable dividends on participating securities	(154)	(173)	(317)	(338)
Net income available to common stockholders	14,938	19,188	35,455	43,253
Effect of dilutive securities:
Participating securities (1)	—	—	—	—
Net income for diluted net income per share	$14,938	$19,188	$35,455	$43,253

Shares for basic net income per share	45,714	43,171	45,524	43,030
Effect of dilutive securities:
Performance-based stock units	314	292	314	292
Participating securities (1)	—	—	—	—
Total effect of dilutive securities	314	292	314	292
Shares for diluted net income per share	46,028	43,463	45,838	43,322

Basic net income per share	$0.33	$0.44	$0.78	$1.01
Diluted net income per share	$0.32	$0.44	$0.77	$1.00
(1)	For the three and six months ended June 30, 2025 and 2024, the participating securities were excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.

15.	Fair Value Measurements

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The carrying amount of cash and cash equivalents approximates their fair value because of the short-term maturity of these instruments. We do not invest our cash in auction rate securities. The carrying value and estimated fair value of our financial instruments as of June 30, 2025 and December 31, 2024 were as follows (in thousands):

	At June 30, 2025			At December 31, 2024
	Carrying	Fair		Carrying	Fair
	Value	Value		Value	Value
Financing receivables, net of credit loss reserve	$357,824	$364,596	(1)	$357,867	$363,228	(1)
Mortgage loans receivable, net of credit loss reserve	353,253	423,947	(2)	312,583	386,871	(2)
Notes receivable, net of credit loss reserve	43,694	50,455	(3)	47,240	53,549	(3)
Revolving line of credit	168,550	168,550	(4)	144,350	144,350	(4)
Term loans, net of debt issue costs	99,883	100,000	(4)	99,808	100,000	(4)
Senior unsecured notes, net of debt issue costs	428,024	400,459	(5)	440,442	402,394	(5)
(1)	Our investment in financing receivables is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate used to value our future cash inflows of the financing receivables at both June 30, 2025 and December 31, 2024 was 7.6% and 7.7%, respectively.

(2)	Our investment in mortgage loans receivable is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash inflows of the mortgage loans receivable at June 30, 2025 and December 31, 2024 was 9.5% and 10.0%, respectively.

(3)	Our investments in notes receivable are classified as Level 3. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash flows of the notes receivable at June 30, 2025 and December 31, 2024 was 8.1% and 7.6%, respectively.

(4)	Our revolving line of credit and term loans bear interest at a variable interest rate. The estimated fair value of our revolving line of credit and term loans approximated their carrying values at June 30, 2025 and December 31, 2024 upon prevailing market interest rates for similar debt arrangements.

(5)	Our obligation under our senior unsecured notes is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is measured based upon management’s estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities. At June 30, 2025, the discount rate used to value our future cash outflow of our senior unsecured notes was 5.8% for those maturing before 2030 and 6.0% for those maturing at or beyond 2030. At December 31, 2024, the discount rate used to value our future cash outflow of our senior unsecured notes was 6.25% for those maturing before year 2030 and 6.5% for those maturing at or beyond year 2030.
16.	Segment Information

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the six months ended June 30, 2025 and 2024, the CODM has been collectively identified as our Executive Chairman and Co-Presidents, who share the responsibility for allocating resources and assessing segment performance.

During the second quarter of 2025, we began utilizing the RIDEA structure and established our SHOP segment. Accordingly, as of June 30, 2025, we conduct and manage our business as two operating segments: real estate investments and SHOP and our CODM evaluated the performance of our investments based on net operating income (“NOI”). For more information and reconciliation of NOI see Item 2. Non-GAAP Financial Measures. Summary information by reportable segment for the three and six months ended June 30, 2025 is as follows (unaudited, in thousands):

	Three Months Ended June 30, 2025
	Real estate		Non-segment
	investment portfolio	SHOP	/corporate	Total
Revenues:
Rental income	$30,177	$—	$—	$30,177
Resident fees and services	—	11,950	—	11,950
Interest income from financing receivables	7,084	—	—	7,084
Interest income from mortgage loans	9,680	—	—	9,680
Interest and other income	1,224	—	125	1,349
Total revenues	48,165	11,950	125	60,240

Income from unconsolidated joint ventures	439	—	—	439
Property level expenses	(2,795)	(9,419)	—	(12,214)
NOI	45,809	2,531	125	48,465
Interest expense				(8,014)
Depreciation and amortization				(8,776)
Provision for credit losses				(387)
Transaction costs				(6,706)
General and administrative expenses				(8,447)
Gain on sale of real estate, net				332
Income tax benefit				81
Net income				$16,548

	Six Months Ended June 30, 2025
	Real estate		Non-segment
	investment portfolio	SHOP	/Corporate	Total
Revenues:
Rental income	$61,621	$—	$—	$61,621
Resident fees and services	—	11,950	—	11,950
Interest income from financing receivables	14,086	—	—	14,086
Interest income from mortgage loans	18,859	—	—	18,859
Interest and other income	2,451	—	304	2,755
Total revenues	97,017	11,950	304	109,271

Income from unconsolidated joint ventures	4,104	—	—	4,104
Property level expenses	(5,902)	(9,419)	—	(15,321)
NOI	95,219	2,531	304	98,054
Interest expense				(15,927)
Depreciation and amortization				(17,938)
Provision for credit losses				(3,439)
Transaction costs				(7,147)
General and administrative expenses				(15,418)
Gain on sale of real estate, net				503
Income tax benefit				81
Net income				$38,769

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the six months ended June 30, 2024, we operated under one reportable segment and our CODM evaluated the performance of our investments based on net income. Summary information by reportable segment for the three and six months ended June 30, 2024 is as follows (unaudited, in thousands):

	Three Months Ended	Six Months Ended

Three and Six Months Ended June 30, 2024	June 30, 2024
Revenues:
Rental income	$31,657	$65,206
Interest income from financing receivables	3,830	7,660
Interest income from mortgage loans	12,661	25,109
Interest and other income	1,968	3,507
Total revenues	50,116	101,482
Expenses:
Interest expense	10,903	21,948
Depreciation and amortization	9,024	18,119
Provision for credit losses	703	727
Transaction costs	380	646
Property tax expense	3,247	6,630
General and administrative expenses	6,760	13,251
Total expenses	31,017	61,321

Income before unconsolidated joint ventures, real estate dispositions and other items	19,099	40,161

(Loss) gain on sale of real estate, net	(32)	3,219
Income from unconsolidated joint ventures	671	1,047
Net income	$19,738	$44,427

17.	Income Taxes

Our Company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As such, we generally are not taxed on income that is distributed to our stockholders. Under RIDEA, a REIT may lease a "qualified healthcare property" on an arm's-length basis to a taxable REIT subsidiary ("TRS") if the property is operated on behalf of such TRS by a person who qualifies as an “eligible independent operator”. Generally, the rent received from the TRS will meet the related party exception and will be treated as “rents from real property”. A "qualified healthcare property" includes real property and any personal property that is, or is necessary or incidental to the use of, a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility, or other licensed facility which extends medical or nursing or ancillary services to patients. Resident fees and services revenue and related operating expenses for these facilities are reported on our Consolidated Statements of Income and are subject to federal, state and local income taxes. Accordingly, we recorded a provision for income taxes for the three months ended June 30, 2025, which included a benefit of $81,000 and a deferred tax asset of $165,000 in Prepaid expenses and other assets on our Consolidated Balance Sheets.

18.	Subsequent Events

Subsequent to June 30, 2025, the following events occurred:

Real Estate. We acquired a 67-unit assisted living and memory care community in California within our SHOP segment for $35,200,000. In conjunction with the acquisition, we entered into a management agreement with an operator new to us.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

We amended our $180,421,000 mortgage loan with Prestige secured by 14 skilled nursing centers in Michigan to eliminate the 8.5% current pay rate and revert monthly interest payments to the full contractual interest rate of 11.14%, effective July 1, 2025. Additionally, the amendment provides Prestige an option to prepay this mortgage loan at par and without penalty within a 12-month window beginning in July 2026. Prestige will have to provide us with a 90-days notice of its intention to exercise the option, and the ability for Prestige to exercise the pre-payment option is contingent on several factors including Prestige being current and in good standing on all its mortgage loans with LTC and obtaining replacement financing. As of June 30, 2025, we have $41,455,000 accrued effective interest related to this loan, which is expected to be recovered through payments collected through the contractual maturity of the loan. If Prestige exercises its contingent prepayment option, we will no longer be able to collect our remaining accrued effective interest as of such date.

Debt. We repaid $7,000,000 in scheduled principal paydowns on our senior unsecured notes.

Additionally, we entered into our New Credit Agreement maturing in July 2029, to replace our existing unsecured credit agreement. The New Credit Agreement increased the aggregate commitment on our revolving line of credit from $425,000,000 to $600,000,000 and provides for the opportunity to increase the total commitment to an aggregate of $1,200,000,000. The new unsecured credit agreement provides for a one-year extension option, subject to customary conditions. Material terms of the New Credit Agreement remain unchanged. In connection with the New Credit Agreement, the two $50,000,000 term loans that were maturing over the next 16 months were rolled into the new revolving line of credit, keeping the interest rate swap agreements intact through November 2025 at 2.3% and November 2026 at 2.4%, based on current margins. Further, we borrowed $41,850,000 under our revolving line of credit under our new unsecured credit agreement. Accordingly, we have $310,400,000 outstanding and $289,600,000 available for borrowing under our revolving line of credit.

Equity: We declared a monthly cash dividend of $0.19 per share on our common stock for the months of July, August and September 2025, payable on July 31, August 29, and September 30, 2025, respectively to stockholders of record on July 23, August 21, and September 22, 2025, respectively.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking. You can identify some of the forward-looking statements by their use of forward-looking words, such as “believes,” “expects,” “may,” “will,” “could,” “would,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or the negative of those words or similar words. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to, our dependence on our operators for revenue and cash flow; operational and legal risks and liabilities under our new segment of RIDEA structure properties; government regulation of the health care industry; changes in federal, state, or local laws limiting real estate investment trust (“REIT”) investments in the health care sector; federal and state health care cost containment measures including reductions in reimbursement from third-party payors such as Medicare and Medicaid; required regulatory approvals for operation of health care facilities; a failure to comply with federal, state, or local regulations for the operation of health care facilities; the adequacy of insurance coverage maintained by our operators; our reliance on a few major operators; our ability to renew leases or enter into favorable terms of renewals or new leases; the impact of inflation, operator financial or legal difficulties; the sufficiency of collateral securing mortgage loans; an impairment of our real estate investments; the relative illiquidity of our real estate investments; our ability to develop and complete construction projects; our ability to invest cash proceeds for health care properties; a failure to qualify as a REIT; our ability to grow if access to capital is limited; and a failure to maintain or increase our dividend. For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and in our publicly available filings with the Securities and Exchange Commission. We do not undertake any responsibility to update or revise any of these factors or to announce publicly any revisions to forward-looking statements, whether as a result of new information, future events or otherwise. Although our management believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to have been correct. The actual results may differ materially from any forward-looking statements due to the risks and uncertainties of such statements.

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

The following graph summarizes our gross investments as of June 30, 2025:

Our primary seniors housing and health care property classifications include skilled nursing centers (“SNF”), independent living communities (“ILF”), assisted living communities (“ALF”), memory care communities (“MC”) and combinations thereof. We also invest in other (“OTH”) types of properties, such as land parcels, projects under development (“UDP”) and behavioral health care hospitals. To meet these objectives, we attempt to invest in properties that provide opportunity for additional value and current returns to our stockholders and diversify our investment portfolio by geographic location, operator, property classification and form of investment.

We conduct and manage our business as two operating segments for internal reporting and internal decision-making purposes: real estate investments and seniors housing operating portfolio (“SHOP”). For purposes of this quarterly report and other presentations, we generally include ILF, ALF, MC, and combinations thereof in the seniors housing communities classification (“SH”). As of June 30, 2025, seniors housing and health care properties comprised approximately 99.4% of our gross investment portfolio. We have been operating since August 1992.

Substantially all of our revenues and sources of cash flows from operations are derived from rents from operating leases, resident fees and services, interest earned on financing receivables, interest earned on outstanding loans receivable and income from investments in unconsolidated joint ventures. Income from our investments represent our primary source of liquidity to fund distributions and are dependent upon the performance of the operators on their lease and loan obligations and the rates earned thereon. To the extent that the operators experience operating difficulties and are unable to generate sufficient cash to make payments to us, there could be a material adverse impact on our consolidated results of operations, liquidity and/or financial condition. To mitigate this risk, we monitor our investments through a variety of methods determined by investment type, property type and operator. Our monitoring process includes periodic review of financial statements for each facility, periodic review of operator credit, scheduled property inspections and review of covenant compliance.

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

During the second quarter of 2025, we began utilizing the structures provided for in the REIT Investment Diversification and Empowerment Act of 2007 (commonly referred to as “RIDEA”) as permitted by the Housing and Economic Recovery Act of 2008 and established a seniors housing operating portfolio (“SHOP”). Under a typical RIDEA structure, we have certain oversight approval rights and the right to review operational and financial reporting information, but our independent third party operators will ultimately control the day-to-day operations of the property, pursuant to the terms of our management agreements. Offering RIDEA structures represent a further aspect of our traditional strategy of investing through vehicles such as non-cancelable triple-net operating (“NNN” or “Triple-Net”) leases, mortgage loans, and structured finance. We believe that RIDEA structures provide us with additional investment opportunities. During the second quarter of 2025, we terminated our Anthem Memory Care, LLC (“Anthem”) and New Perspective Senior Living, LLC (“New Perspective”) Triple-Net master leases and converted 12 memory care and one independent and assisted living communities covered under the master leases to our new SHOP segment. To develop and implement RIDEA structures, we may need to continue to commit financial and operational resources. While we anticipate that adding RIDEA transactions will be positive for our business model, our ability to succeed in this new segment will be determined by numerous factors, including our ability to identify suitable investments and our relationship with operators of RIDEA structures.

Depending upon the availability and cost of external capital, we anticipate making additional investments in health care related properties. New investments are generally funded from cash on hand, proceeds from periodic asset sales, temporary borrowings under our unsecured revolving line of credit and internally generated cash flows. Our investments generate internal cash from rent, resident fees and services, interest from financing receivables and interest receipts and principal payments on loan receivables and income from unconsolidated joint ventures. Permanent financing for future investments, which replaces funds drawn under our unsecured revolving line of credit, may be provided through a combination of public and private offerings of debt and equity securities and secured and unsecured debt financing. The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets’ environment, especially to changes in interest rates. Changes in the capital markets’ environment may impact the availability of cost-effective capital.

We believe our business model has enabled and will continue to enable us to maintain the integrity of our property investments, including in response to financial difficulties that may be experienced by operators and the variability of cash flow from our SHOP segment. Traditionally, we have taken a conservative approach to managing our business, choosing to maintain liquidity and exercise patience until favorable investment opportunities arise.

Real Estate Portfolio Overview

The following tables summarize our real estate investment portfolio as of June 30, 2025 (dollar amounts in thousands):

						Six Months Ended
						June 30, 2025
		Number of			Percentage	Rental Income		Percentage
	Number of	SNF	SH	Gross	of	and Resident		of Total
Owned Properties	Properties (1)	Beds	Units	Investments	Investments	Fees and Services		Revenues
Owned-Triple-Net:
Seniors Housing	57	—	3,404	$544,031	25.8%	$23,284		22.5%
Skilled Nursing	50	6,113	236	598,800	28.4%	31,443		30.4%
Other (2)	1	118	—	12,005	0.6%	297		0.3%
Subtotal: Triple-Net	108	6,231	3,640	1,154,836	54.8%	55,024	(3)	53.2%
Owned-SHOP:
Seniors Housing	13	—	832	174,847	8.3%	11,950	(4)	11.6%
Total Owned Properties	121	6,231	4,472	1,329,683	63.1%	66,974		64.8%

		Number of			Percentage	Interest Income		Percentage
	Number of	SNF	SH	Gross	of	from Financing		of Total
Financing Receivables	Properties (1)	Beds	Units	Investments	Investments	Receivable		Revenues
Seniors Housing	28	—	1,263	284,879	13.5%	11,199		10.8%
Skilled Nursing	3	299	—	76,559	3.6%	2,887		2.8%
Total Financing Receivables	31	299	1,263	361,438	17.1%	14,086		13.6%

		Number of			Percentage	Interest Income		Percentage
	Number of	SNF	SH	Gross	of	from Mortgage		of Total
Mortgage Loans	Properties (1)	Beds	Units	Investments	Investments	Loans		Revenues
Seniors Housing	6	—	584	85,745	4.1%	2,479		2.4%
Skilled Nursing	22	2,726	—	271,070	12.8%	16,380		15.9%
Total Mortgage Loans	28	2,726	584	356,815	16.9%	18,859		18.3%

		Number of			Percentage	Interest		Percentage
	Number of	SNF	SH	Gross	of	and other		of Total
Notes Receivable	Properties (1)	Beds	Units	Investments	Investments	Income		Revenues
Seniors Housing	6	—	765	42,957	2.0%	2,451		2.4%
Skilled Nursing	—	—	—	1,178	0.1%	—		0.0%
Total Notes Receivable	6	—	765	44,135	2.1%	2,451	(5)	2.4%

		Number of			Percentage	Income from		Percentage
	Number of	SNF	SH	Gross	of	Unconsolidated		of Total
Unconsolidated Joint Ventures	Properties (1)	Beds	Units	Investments	Investments	Joint Ventures		Revenues
Seniors Housing	1	—	109	6,340	0.3%	289		0.3%
Skilled Nursing	1	104	—	11,453	0.5%	589		0.6%
Total Unconsolidated Joint Ventures	2	104	109	17,793	0.8%	878	(6)	0.9%

Total Portfolio	188	9,360	7,193	$2,109,864	100.0%	$103,248		100.0%

	Number	Number of			Percentage
	of	SNF	SH	Gross	of
Summary of Properties by Type	Properties (1)	Beds	Units	Investments	Investments
Seniors Housing	111	—	6,957	$1,138,799	54.0%
Skilled Nursing	76	9,242	236	959,060	45.4%
Other (2)	1	118	—	12,005	0.6%
Total Portfolio	188	9,360	7,193	$2,109,864	100.0%
(1)	We have investments in owned properties, including Triple-Net and SHOP, financing receivables, mortgage loans, notes receivable and unconsolidated joint ventures in 25 states to 29 operators.

(2)	Includes three parcels of land held-for-use and one behavioral health care hospital.

(3)	Excludes $5,866 variable rental income from lessee reimbursement of our real estate taxes, $974 rental income related to termination of master leases and converting the communities into our new SHOP and $243 write-off of straight-line rent.

(4)	Resident fees and services include all amounts earned from residents, based on individual resident agreements, at our SHOP communities.

(5)	Included in the Interest and other income line item of our Consolidated Statements of Income.

(6)	Excludes income from the redemption of our preferred equity investment in a joint venture.

As of June 30, 2025, we had $1.7 billion in net carrying value of investments as follows (dollar amounts in thousands):

		Percentage
	Carrying	of
	Value	Investments
Owned-Triple-Net	$778,295	46.3%
Owned-SHOP	129,588	7.7%
Financing Receivables	357,824	21.3%
Mortgage Loans	353,253	21.0%
Notes Receivable	43,694	2.6%
Unconsolidated Joint Ventures	17,793	1.1%
	$1,680,447	100.0%

The following table provides details on the components of revenues and related net operating income (“NOI”) across our portfolio (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2025
Real Estate Investment segment:
Owned-Triple-Net
Contractual cash rental income	$28,079	$57,702
Variable cash rental income	2,777	5,866
Straight-line rent adjustment (1)	(497)	(1,075)
Adjustment of lease incentives and rental income	—	(492)
Amortization of lease incentives	(182)	(380)
Rental income	30,177	61,621
Financing Receivables:
Cash Interest income from financing receivables	6,727	13,430
Effective interest income (2)	357	656
Interest income from financing receivables	7,084	14,086
Mortgage loans receivable:
Cash interest received	8,667	16,903
Effective interest income (3)	1,013	1,956
Interest income from mortgage loans	9,680	18,859
Other notes receivable:
Interest income-other notes	1,065	2,133
Effective interest income (4)	159	318
Interest income from notes receivable	1,224	2,451

Total revenue-Real Estate Investments segment	48,165	97,017

Property level expenses-real estate investments	(2,795)	(5,902)
NOI-real estate investment segment (5)	$45,370	$91,115

SHOP segment:
Resident Fees and Services:	$11,950	$11,950
Property level expenses-SHOP	(9,419)	(9,419)
NOI-SHOP segment (5)	$2,531	$2,531
(1)	At June 30, 2025, the straight-line rent receivable balance on our Consolidated Balance Sheets was $20,187.

(2)	At June 30, 2025, the financing receivables effective interest receivable balance which is included in the Interest receivable line item on our Consolidated Balance Sheets was $6,138.

(3)	At June 30, 2025, the mortgage loans receivable effective interest receivable balance which is included in the interest receivable line item on our Consolidated Balance Sheets was $54,787.

(4)	At June 30, 2025, the other notes receivable effective interest receivable balance which is included in the interest receivable line item on our Consolidated Balance Sheets was $1,563.

(5)	See Non-GAAP Financial Measures below for additional information and reconciliation.

The following table outlines information related to our Triple-Net lease extensions during the six months ended June 30, 2025 (dollar amounts in thousands):

		Number	Number
	Gross	of	of		Original		Extended
Type of Property	Investment	Properties	Beds/Units	State	Maturity		Maturity
SH	$68,353	7	461	IL, MI, OH	May 31, 2025		May 31, 2026
SNF	53,339	6	782	AL, NM	April 30, 2026	(1)	April 30, 2031
SH	32,361	2	159	GA, SC	December 31, 2025		December 31, 2026
SH	25,704	2	88	TX	February 28, 2025		February 28, 2026
SNF	13,054	2	211	SC	February 28, 2026		February 28, 2031
SNF	5,275	2	141	TN	December 31, 2025	(2)	December 31, 2026
	$198,086	21	1,842
(1)	Subsequent to June 30, 2025, Genesis Healthcare, Inc. (“Genesis”) filed for Chapter 11 bankruptcy. Genesis has paid their contractual rent through August 2025.

(2)	The purchase option window provided in the master lease, which expired on December 31, 2024, was extended for another year to December 31, 2025.

Additionally, During the six months ended June 30, 2025, we terminated two existing leases with the same operator and combined them into a single master lease. The new master lease has a five-year term with one 1-year extension option and four 5-year extension options. Annual cash rent is $2.5 million for the first lease year escalating by 2.0% annually thereafter. The terms and economics of the new master lease are similar to those of the two leases that were terminated. In connection with the termination of these leases, we wrote-off straight-line rent receivable and lease incentive balances totaling $0.5 million.

Also, as previously discussed, during the six months ended June 30, 2025, we terminated our Anthem Triple-Net master leases and converted the communities covered under the master leases into our new SHOP segment. In conjunction with the conversion, we wrote-off Anthem’s working capital note of $2.7 million and the related interest receivable of $0.4 million. In addition, we terminated our New Perspective Triple-Net lease and converted the community covered under the lease into our SHOP segment. In connection with the conversion, we paid New Perspective a $6.0 million lease termination fee.

Update on Certain Operators

ALG Senior Living

We hold controlling interest in three joint ventures with ALG Senior Living (“ALG”). The joint ventures own 28 assisted living and memory care communities in North Carolina (27) and South Carolina (1) with a total of 1,263 units. The joint ventures lease these communities to affiliates of ALG under three 10-year master leases and has provided the lessee with the option to purchase these communities. In accordance with generally accepted accounting principles (“GAAP”), the communities are recorded as Financing Receivables on our Consolidated Balance Sheets. Additionally, ALG operates a 45-unit assisted living and memory care community in North Carolina under a mortgage loan, which was scheduled to mature in January 2025. During the three months ended March 31, 2025, the mortgage loan maturity was extended to September 2025. ALG has paid their contractual rent and interest obligations through July 2025.

Anthem Memory Care

Anthem operated 12 memory care communities located in California, Colorado, Kansas, Illinois and Ohio under Triple-Net master leases. During the second quarter of 2025, we terminated our Anthem Triple-Net master leases and converted the 12 memory care communities covered under the master leases into our new SHOP segment. In conjunction with the conversion, we wrote-off Anthem’s working capital note of $2.7 million and the related interest receivable of $0.4 million during the six months ended June 30, 2025.

Genesis Healthcare, Inc.

Subsequent to June 30, 2025, Genesis filed for Chapter 11 bankruptcy. Affiliates of Genesis lease six skilled nursing centers in New Mexico (five) and Alabama (one) with a total of 782 beds under a master lease with LTC. The master lease matures on April 30, 2026 and provides three 5-year renewal options. During the three months ended June 30, 2025, we received Genesis’ written notice of its exercise of a 5-year extension option, which would extend the term of the lease to April 30, 2031. Genesis has paid their contractual rent through August 2025.

Prestige Healthcare

Prestige Healthcare (“Prestige”) operates 21 skilled nursing centers located in Michigan secured under four mortgage loans and two skilled nursing centers located in South Carolina under a master lease. Prestige is our largest operator based upon revenues and assets representing 14.8% of our total revenues and 14.5% of our total assets as of June 30, 2025.

Under one of the mortgage loans with Prestige secured by 14 properties, the minimum mortgage interest payment due to us was based on an annual current pay rate of 8.5% on the outstanding loan balance. The difference between the contractual interest rate and the current pay interest rate on the outstanding loan balance remains an obligation of Prestige and is payable through the application of security deposits we hold on behalf of Prestige or is payable at maturity

During the first quarter of 2025, we received full contractual cash interest of $5.0 million from Prestige through $3.8 million of cash receipts and application of $1.2 million of Prestige’s security. At March 31, 2025, Prestige’s security totaled $3.8 million.

During the second quarter of 2025, we received full contractual cash interest of $5.0 million from Prestige. None of Prestige’s security was used to pay the difference between the contractual interest rate and the 8.5% current pay interest rate. At June 30, 2025, Prestige’s security totaled $6.1 million.

Subsequent to June 30, 2025, the Prestige mortgage loan was amended to provide Prestige an option to prepay the mortgage loan at par and without penalty within a 12-month window beginning in July 2026. Prestige will have to provide us with a 90-day notice of its intention to exercise the option and the ability for Prestige to exercise the pre-payment option is contingent on several factors including Prestige being current and in good standing on all its mortgage loans with LTC and obtaining replacement financing. In consideration of granting the prepayment option, the amendment eliminates the 8.5% current pay rate and reverts monthly interest payments to the full contractual interest rate of 11.14%, effective July 1, 2025, and escalated annually. As of June 30, 2025, we have $41.5 million of accrued effective interest related to the Prestige loan, which is expected to be recovered through payments collected through the contractual maturity of the loan. If Prestige exercises its contingent prepayment option, we will no longer be able to collect our remaining accrued effective interest as of such date. Prestige is current on their contractual loan obligations through July 2025.

Other Operators

We had a JV that owned two assisted living communities with a total of 186 units in Oregon. The communities were leased under two separate leases with the same operator, who was the non-controlling member of the JV. During the six months ended June 30, 2025, we acquired the operator’s $4.0 million non-controlling interest in the JV for $1.2 million and terminated the two existing leases. In conjunction with the termination of these leases, we wrote-off $0.2 million straight-line rent receivable and $0.3 million lease incentive. Concurrently, we entered into a new combined master lease with the same operator. The new master lease has a five-year term with one 1-year extension option and four 5-year extension options. Annual cash rent is $2.5 million for the first lease year, escalating by 2% annually thereafter. Additionally, the master lease provides the operator with an earn-out of up to $4.0 million, contingent on achieving certain performance thresholds.

Additionally, during the first quarter of 2025, we engaged a broker to sell seven skilled nursing centers under a master lease, following the operator’s election not to exercise the renewal option available under the master lease. The master lease covers seven skilled nursing centers in California (1), Florida (2) and Virginia (4) with a gross book value of $71.7 million and matures in January 2026. Accordingly, these centers met the criteria under GAAP as held-for-sale and have been classified as held-for-sale. The operator is obligated to pay rent on the portfolio through maturity and is current on rent obligations through July 2025. All of the properties covered under this master lease are under contract, and we expect to complete all of the sales in the fourth quarter of 2025, generating net proceeds of approximately by $120.0 million. We anticipate recording a gain on sale of approximately $80.0 million.

2025 Activities Overview

The following tables summarize our transactions during the six months ended June 30, 2025 (dollar amounts in thousands):

Investment in Improvement projects

Type of Property	NNN	SHOP
Seniors Housing Communities	$1,668	$91
Skilled Nursing Centers	736	—
Total	$2,404	$91

Properties Held -for-Sale

	Type		Number	Number
	of		of	of	Gross	Accumulated
State	Property		Properties	Beds/units	Investment	Depreciation
CA/FL/VA	SNF	(1)	7	896	$71,742	$(29,284)
(1)	During 2025, we engaged a broker to sell seven SNFs under a master lease, following the operator’s election not to exercise the renewal option available under the master lease. The master lease covers SNFs in California (1), Florida (2) and Virginia (4) and matures in January 2026. Accordingly, these centers met the criteria under GAAP as held-for-sale. The operator is obligated to pay rent on the portfolio through maturity and is current on rent obligations through July 2025. All the properties are under contract, and we expect to complete all of the sales in the fourth quarter of 2025.

Properties Sold

	Type	Number	Number
	of	of	of	Sales	Carrying	Net
State	Properties	Properties	Beds/Units	Price	Value	(Loss) Gain (1)
Ohio	SH	1	39	$1,000	$670	$259
Ohio (2)	n/a	—	—	1,800	1,342	340
Oklahoma	SH	1	29	670	670	(96)
Total		2	68	$3,470	$2,682	$503
(1)	Calculation of net gain includes cost of sales and write-off of straight-line receivable and lease incentives, when applicable.

(2)	We sold a parcel of land adjacent to a memory care community within our portfolio.

SHOP Segment

During the second quarter of 2025, we terminated our Anthem and New Perspective Triple-Net master leases and converted the communities covered under the master leases into our new SHOP segment. At June 30, 2025, our SHOP included operations of 13 communities managed on our behalf by two independent operators pursuant to separate management agreements. The following table provides information regarding our SHOP segment (dollar amounts in thousands):

				Seniors		Average
		Resident		Housing		Investment	Number	Number
	Gross	Fees and		Operating		per	of	of
Type of Property	Investment	Services (1)		Expenses		Unit	Properties	Beds/Units	State
SH	$152,462	$11,755	(2)	$9,302	(2)	$208.28	12	732	CA, CO, KS, IL, OH
SH	22,385	195	(2)	117	(2)	$223.85	1	100	WI
Total	$174,847	$11,950		$9,419		$210.15	13	832
(1)	Resident fees and services include all amounts earned from residents, based on individual resident agreements, at our SHOP communities. The individual resident agreements typically vary in duration. Resident fees and services are primarily service-based and are recognized in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, once performance obligations are satisfied.

(2)	These communities were converted from NNN to SHOP during the second quarter of 2025. Accordingly, revenues and expenses do not reflect a full quarter of operations.

(3)	See Non-GAAP Financial Measures below for additional information and reconciliation.

Subsequent to June 30, 2025, we acquired a 67-unit assisted living and memory care community in California within our SHOP segment for $35.2 million. In connection with the acquisition, we entered into a management agreement with an operator new to us.

Investment in Mortgage Loans Receivable

	Amount
Originations and funding under mortgage loans receivable	$41,535	(1)
Scheduled principal payments received	(451)
Mortgage loan premium amortization	(3)
Provision for loan loss reserve	(411)
Net increase in mortgage loans receivable	$40,670
(1)	Includes the following:

(a)	$38,495 under our $42,300 mortgage loan commitment secured by a 250-unit ILF, ALF and MC in Florida. The loan term is five years at a fixed rate of 8.5%; and

(b)	$3,040 under our $19,500 mortgage loan commitment for the construction of an 85-unit ALF and MC in Michigan. The borrower contributed $12,100 of equity upon origination in July 2023, which was used to initially fund the construction. Our remaining commitment is $3,706. The interest-only loan term is approximately three years at a rate of 8.75%, and includes two one-year extensions, each of which is contingent on certain coverage thresholds.

Preferred Equity Investment in Unconsolidated Joint Ventures

During the six months ended June 30, 2025, we received $16.0 million, including a 13% exit IRR of $3.0 million, from the redemption of our preferred equity investment in a joint venture that owns a 267-unit independent and assisted living community in Washington.

Investment in Notes Receivable

	Amount
Principal payments received under notes receivable	$(888)
Write-off of notes receivable	(2,693)	(1)
Recovery of credit losses	36
Net decrease in notes receivable	$(3,545)
(1)	Represents the write-off of Anthem working capital note in connection with the conversion of its Triple-Net leases to SHOP.

Health Care Regulatory

The Centers for Medicare & Medicaid Services (“CMS”) annually updates Medicare SNF prospective payment system rates and other policies. On July 31, 2025, CMS issued a final rule to update Medicare payment policies and rates for SNFs under the SNF prospective payment system (“SNF PPS”) for fiscal year (“FY”) 2026. CMS announced that for FY 2026, it was updating SNF PPS rates by 3.2% based on the final SNF market basket of 3.3%, plus a 0.6% market basket forecast error adjustment, and a negative 0.7% productivity adjustment, which amounts to an increase in SNF PPS payments of $1.16 billion compared to payments in FY 2025. CMS stated that its impact figures do not incorporate the SNF Value-Based Purchasing (“VBP”) reductions for certain SNFs subject to the net reduction in payments under the SNF VBP, which are estimated to total $208.36 million in FY 2026. CMS announced that it was finalizing several changes to the PDPM ICD-10-CM code mappings to allow providers to provide more accurate, consistent, and appropriate primary diagnoses that meet the criteria for skilled intervention during a Part A SNF stay. CMS finalized 34 changes to the PDPM ICD-10-CM code mappings to maintain consistency with the latest ICD-10-CM coding guidance. CMS also announced that for the SNF VBP Program, it was finalizing a series of operational and administrative proposals as part of the final rule. In addition, CMS announced that for the SNF Quality Reporting Program (“QRP”), it was finalizing its proposal to remove four standardized patient assessment data elements from the Minimum Data Set (“MDS”), the SNF resident assessment form, beginning with residents admitted on or after October 1, 2025. CMS also announced it was finalizing its proposal to amend the reconsideration request policy and process.

On April 22, 2024, CMS issued the Minimum Staffing Standards for Long-Term Care Facilities and Medicaid Institutional Payment Transparency Reporting final rule. The final rule set forth new comprehensive minimum staffing requirements. It finalized a total nurse staffing standard of 3.48 hours per resident day (“HPRD”), which must include at least 0.55 hours per resident day of direct registered nurse care and 2.45 hours per resident day of direct nurse aide care. It permitted facilities to use any combination of nurse staff (registered nurse, licensed practical nurse and licensed vocational nurse, or nurse aide) to account for the additional 0.48 hours per resident day needed to comply with the total nurse staffing standard. CMS also finalized enhanced facility assessment requirements and a requirement to have a registered nurse onsite 24 hours a day, seven days a week (“24/7”), to provide skilled nursing care. The final rule also provided a staggered implementation timeframe of the minimum nurse staffing standards and 24/7 registered nurse requirement based on geographic location as well as possible exemptions for qualifying facilities for some parts of these requirements based on workforce unavailability and other factors. The final rule was challenged in federal courts in Texas and Iowa. An April 2025 decision from the U.S. District Court for the Northern District of Texas and a June 2025 decision from the U.S. District Court for the Northern District of Iowa blocked the rule from taking effect. The Texas federal court vacated the rule in full, finding that CMS had exceeded its authority in promulgating it. Meanwhile, the Iowa federal court only vacated the 24/7 RN requirement and the minimum staffing hours requirement, while leaving the rest of the rule in place. The U.S. Department of Justice has appealed the Texas federal court’s decision striking down the entire rule to the U.S. Court of Appeals for the Fifth Circuit. To date, no appeal of the Iowa federal court’s decision has been noticed. Regardless, however, the One Big Beautiful Bill Act (“OBBBA”), signed by President Trump on July 4, 2025, imposes a 10-year moratorium on the implementation and enforcement of the entire rule.

On June 18, 2025, CMS issued a Quality, Safety and Oversight memorandum, QSO-25-NH, which outlines updates to how nursing home ratings are calculated and reported on the Nursing Home Care Compare website. According to the QSO memo, as of July 30, 2025, CMS will publish average Five Star ratings and other performance-based information for chains or affiliated entities on the Nursing Home Care Compare website. CMS will also be removing COVID-19 vaccination information from the main profile page of each nursing home effective as of the same date. CMS will also be revising the methodology used to calculate Five Star Ratings. In addition, CMS also recently announced a third extension for SNFs to submit required Medicare revalidations. Facilities now have until January 1, 2026 to submit these filings.

There can be no assurance that these rules or future regulations modifying Medicare SNF payment rates or other requirements for Medicare and/or Medicaid participation will not have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us and our overall financial condition. Failure by an operator to comply with regulatory requirements can, among other things, jeopardize a facility’s compliance with the conditions of participation under relevant federal and state healthcare programs. Further the ability of our operators to comply with applicable regulations, including minimum staffing requirements, can be adversely impacted by changes in the labor market and increases in inflation.

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

The following table reflects our recent historical trends of concentration risk (gross investment, in thousands):

	6/30/25	3/31/25	12/31/24	9/30/24	6/30/24
Asset mix:
Owned properties-Triple-Net	$1,154,836	$1,329,856	$1,333,078	$1,342,188	$1,342,069
Owned properties-SHOP	174,847	—	—	—	—
Financing receivables	361,438	361,460	361,482	361,504	361,525
Mortgage loan receivables	356,815	317,527	315,734	364,414	393,375
Notes receivable	44,135	44,786	47,717	48,173	58,995
Unconsolidated joint ventures	17,793	17,602	30,602	30,602	30,504
Real estate investment mix:
Senior housing communities	$1,138,799	$1,100,232	$1,117,588	$1,165,395	$1,166,053
Skilled nursing centers	959,060	958,994	959,020	959,482	1,001,532
Other (1)	12,005	12,005	12,005	12,005	12,005
Under development	—	—	—	9,999	6,878
Operator mix:
ALG Senior Living	$295,628	$295,629	$295,629	$307,308	$307,308
Prestige Healthcare (1)	268,567	268,896	269,022	269,345	272,081
Encore Senior Living	196,735	195,355	195,276	191,988	187,645
HMG Healthcare, LLC	167,202	166,976	166,716	166,833	176,877
Anthem Memory Care, LLC (2)	—	153,714	156,407	156,407	156,407
Ignite	117,008	116,816	116,954	116,954	116,856
Remaining operators (2)	889,877	873,845	888,609	938,046	969,294
SHOP operators (2)	174,847	—	—	—	—
Geographic mix:
Texas	$319,423	$318,584	$318,133	$323,737	$328,428
North Carolina	301,727	301,650	301,468	301,142	300,893
Michigan	293,189	292,396	290,450	287,795	287,389
Florida	168,626	130,152	130,174	130,196	130,218
Ohio	140,813	142,089	144,353	144,229	143,115
Remaining states	886,086	886,360	904,035	959,782	996,425
(1)	Includes three parcels of land located adjacent to properties securing the Prestige Healthcare mortgage loan and are managed by Prestige.

(2)	During the second quarter of 2025, we terminated our Anthem and New Perspective Triple-Net master leases and converted the communities covered under the master leases into our SHOP segment. Accordingly, the communities managed by Anthem and New Perspective on our behalf are classified as “SHOP operators” during the three months ended June 30, 2025. Our SHOP segment is not subject to operator concentration risk.

Credit Strength. We measure our credit strength both in terms of leverage ratios and coverage ratios. Our leverage ratios include debt to gross asset value and debt to market capitalization. The leverage ratios indicate how much of our Consolidated Balance Sheets capitalization is related to long-term obligations. Our coverage ratios include interest coverage ratio and fixed charge coverage ratio. The coverage ratios indicate our ability to service interest and fixed charges (interest). The coverage ratios are based on earnings before interest, taxes, depreciation and amortization for real estate (“EBITDAre”) as defined by NAREIT. See Non-GAAP Financial Measures below for information and reconciliation.

The following table reflects the recent historical trends for our credit strength measures:

Balance Sheet Metrics

	Year to Date		Quarter Ended
	6/30/25		6/30/25			3/31/25			12/31/24			9/30/24			6/30/24
Debt to gross asset value	31.3%		31.3%			31.1%			31.1%		(4)	34.5%		(4)	37.6%
Debt to market capitalization ratio	30.4%		30.4%		(1)	29.5%		(2)	30.3%		(5)	32.3%		(7)	36.5%
Interest coverage ratio (9)	5.1	x	5.1	x		5.0	x	(3)	4.7	x	(6)	4.2	x	(8)	3.7	x
Fixed charge coverage ratio (9)	5.1	x	5.1	x		5.0	x	(3)	4.7	x	(6)	4.2	x	(8)	3.7	x
(1)	Increased due to increase in outstanding debt and decrease in market capitalization from lower stock price.

(2)	Decreased due to increase in market capitalization due to increase in stock price.

(3)	Increased due to decrease in interest expense.

(4)	Decreased due to decrease in outstanding debt, partially offset by decrease in gross asset value.

(5)	Decreased due to decrease in outstanding debt, partially offset by decrease in market capitalization from lower stock price.

(6)	Increased due to decrease in interest expense and increase in rental income, partially offset by decrease in other income.

(7)	Decreased due to decrease in outstanding debt and increase in market capitalization resulting from the sale of common stock under our Original Equity Distribution Agreements, as well as increase in stock price.

(8)	Increase due to decrease in interest expense and increase in rental and other income.

(9)	In calculating our interest coverage and fixed charge coverage ratios above, we use EBITDAre. See Non-GAAP Financial Measures below for information and reconciliation.

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

Operating Results (unaudited, in thousands)

	Three Months Ended
	June 30,
	2025	2024	Difference
Revenues:
Rental income	$30,177	$31,657	$(1,480)	(1)
Resident fees and services	11,950	—	11,950	(2)
Interest income from financing receivables	7,084	3,830	3,254	(3)
Interest income from mortgage loans	9,680	12,661	(2,981)	(4)
Interest and other income	1,349	1,968	(619)	(5)
Total revenues	60,240	50,116	10,124

Expenses:
Interest expense	8,014	10,903	2,889	(6)
Depreciation and amortization	8,776	9,024	248
Seniors housing operating expenses	9,419	—	(9,419)	(7)
Provision for credit losses	387	703	316
Transaction costs	6,706	380	(6,326)	(8)
Property tax expense	2,795	3,247	452
General and administrative expenses	8,447	6,760	(1,687)	(9)
Total expenses	44,544	31,017	(13,527)

Gain (loss) on sale of real estate, net	332	(32)	364
Income from unconsolidated joint ventures	439	671	(232)
Income tax benefit	81	—	81
Net income	16,548	19,738	(3,190)
Income allocated to non-controlling interests	(1,456)	(377)	(1,079)	(3)
Net income attributable to LTC Properties, Inc.	15,092	19,361	(4,269)
Income allocated to participating securities	(154)	(173)	19
Net income available to common stockholders	$14,938	$19,188	$(4,250)
(1)	Decreased primarily due to the conversion of 13 communities from Triple-Net to our new SHOP segment, partially offset by rent increases from fair-market rent resets.

(2)	Resident fees and services include all amounts earned from residents, based on individual resident agreements, at our SHOP communities. Increased due to the conversion of 13 communities discussed above.

(3)	Increased primarily due to the exchange of two mortgage loan receivables near the end of the second quarter of 2024 for controlling interests in two newly formed JVs that are accounted for as financing receivables.

(4)	Decreased primarily due to explanation (3) above and payoffs partially offset by additional mortgage loan funding.

(5)	Decreased primarily due to receipt of insurance proceeds in 2024.

(6)	Decreased due to lower outstanding balance on our revolving line of credit, scheduled principal paydowns on our senior unsecured notes and lower interest rates.

(7)	Represents operating expenses related to our new SHOP segment.

(8)	Increased due to $5,971 lease termination fee paid to New Perspective upon conversion of the community covered under the Triple-Net lease into our SHOP segment and additional costs associated with the startup of new RIDEA platform.

(9)	Increased primarily due to one-time expenses related to an employee’s retirement and increase in incentive compensation expenses.

	Six Months Ended
	June 30,
	2025		2024		Difference
Revenues:
Rental income	$61,621		$65,206		$(3,585)	(1)
Resident fees and services	11,950		—		11,950	(2)
Interest income from financing receivables	14,086		7,660		6,426	(3)
Interest income from mortgage loans	18,859		25,109		(6,250)	(4)
Interest and other income	2,755		3,507		(752)	(5)
Total revenues	109,271		101,482		7,789

Expenses:
Interest expense	15,927		21,948		6,021	(6)
Depreciation and amortization	17,938		18,119		181
Seniors housing operating expenses	9,419		—		(9,419)	(7)
Provision for credit losses	3,439		727		(2,712)	(8)
Transaction costs	7,147		646		(6,501)	(9)
Property tax expense	5,902		6,630		728
General and administrative expenses	15,418		13,251		(2,167)	(10)
Total expenses	75,190		61,321		(13,869)

Gain on sale of real estate, net	503	(11)	3,219	(12)	(2,716)
Income from unconsolidated joint ventures	4,104		1,047		3,057	(13)
Income tax benefit	81		—		81
Net income	38,769		44,427		(5,658)
Income allocated to non-controlling interests	(2,997)		(836)		(2,161)	(3)
Net income attributable to LTC Properties, Inc.	35,772		43,591		(7,819)
Income allocated to participating securities	(317)		(338)		21
Net income available to common stockholders	$35,455		$43,253		$(7,798)
(1)	Decreased primarily due to a one-time revenue received in 2024 related to the repayment of $2,377 in rent credits, conversion of 13 communities from Triple-Net to our new SHOP segment lower rent due to property sales and the write-off of a straight-line rent receivable and lease incentive balance in connection with the termination of two existing leases with the same operator, and combining them into a single master lease. These decreases were partially offset by rent increases from fair-market rent resets, annual escalations and amendments.

(2)	Resident fees and services include all amounts earned from residents, based on individual resident agreements, at our SHOP communities. Increased due to the conversion of 13 communities discussed above.

(3)	Increased primarily due to the exchange of two mortgage loan receivables near the end of the second quarter of 2024 for controlling interests in two newly formed JVs that are accounted for as financing receivables.

(4)	Decreased primarily due to explanation (3) above and payoffs partially offset by additional mortgage loan funding.

(5)	Decreased primarily due to receipt of insurance proceeds in 2024.

(6)	Decreased due to lower outstanding balance on our revolving line of credit, scheduled principal paydowns on our senior unsecured notes and lower interest rates.

(7)	Represents operating expenses related to our new SHOP segment.

(8)	Increased due to the write-off of a working capital note and the related interest receivable in connection with the transition of Triple-Net leases covering 12 properties to RIDEA.

(9)	Increased due to $5,971 lease termination fee paid to New Perspective upon conversion of the community covered under the Triple-Net lease into our SHOP segment and additional costs associated with the startup of new RIDEA platform.

(10)	Increased primarily due to one-time expenses related to an employee’s retirement and increase in incentive compensation expenses.

(11)	Represents the net gain on sale related to one SH and a parcel of land adjacent to a MC within our portfolio located in Ohio, partially offset by loss on sale related to one SH in Oklahoma.

(12)	Represents the gain on sale of a 110-unit community in Wisconsin and two closed properties located in Texas, partially offset by the aggregate loss on sale of 6 SHs located in Texas (five) and Florida (one).

(13)	Increased due to the 13% exit IRR of $2,962 received in connection with the redemption of our preferred equity investment in a JV.

Non-GAAP Financial Measures

A non-GAAP financial measure is defined as a numerical measure of a registrant’s historical or future financial performance, financial position or cash flows that excludes or includes amounts that are not excluded from or included in the most directly comparable measure calculated and presented in accordance with GAAP. We consider Funds from Operations (“FFO”), NOI and EBITDAre to be useful supplemental measures of our financial or operating performance.

Funds From Operations Available to Common Stockholders

FFO attributable to common stockholders, basic FFO attributable to common stockholders per share and diluted FFO attributable to common stockholders per share are supplemental measures of a REIT’s financial performance that are not defined by GAAP. Real estate values historically rise and fall with market conditions, but cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate assets diminishes predictably over time. We believe that by excluding the effect of historical cost depreciation, which may be of limited relevance in evaluating current performance, FFO facilitates comparisons of operating performance between periods.

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

The following table reconciles GAAP net income available to common stockholders to NAREIT FFO available to common stockholders (unaudited, amounts in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
GAAP net income available to common stockholders	$14,938	$19,188	$35,455	$43,253
Add: Depreciation and amortization	8,776	9,024	17,938	18,119
(Less)/Add: (Gain)/Loss on sale of real estate, net	(332)	32	(503)	(3,219)
NAREIT FFO attributable to common stockholders	$23,382	$28,244	$52,890	$58,153
NAREIT FFO attributable to common stockholders per share:
Effect of dilutive securities:
Add: Participating securities	—	173	—	338
Diluted NAREIT FFO attributable to common stockholders	$23,382	$28,417	$52,890	$58,491

Weighted average shares used to calculate NAREIT FFO per share:
Shares for basic net income per share	45,714	43,171	45,524	43,030
Effect of dilutive securities:
Performance-based stock units	314	292	314	292
Participating securities	—	304	—	291
Total effect of dilutive securities	314	596	314	583
Shares for diluted FFO per share	46,028	43,767	45,838	43,613

Net Operating Income

Net operating income or NOI is a non-GAAP financial measure that is calculated as net income (loss) (computed in accordance with GAAP) before (i) general and administrative expenses, (ii) transaction costs, (iii) provision for credit losses, (iv) impairment loss, (v) depreciation and amortization, (vi) interest expense, (vii) gain or loss on sale of real estate and (viii) income tax benefit or expense. We use NOI to reflect the operating performance of our portfolio because NOI excludes certain items that are not associated with the operations of our properties.

NOI is not equivalent to our net income (loss) as determined under GAAP. Additionally, our use of the term NOI may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount. Therefore, caution should be exercised when comparing our NOI to that of other REITs.

The following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure to NOI for the periods presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$16,548	$19,738	$38,769	$44,427
Less: Income tax benefit	(81)	—	(81)	—
Less/Add: (Gain) loss on sale of real estate, net	(332)	32	(503)	(3,219)
Add: General and administrative expense	8,447	6,760	15,418	13,251
Add: Transaction costs	6,706	380	7,147	646
Add: Provision for credit losses	387	703	3,439	727
Add: Depreciation and amortization	8,776	9,024	17,938	18,119
Add: Interest expense	8,014	10,903	15,927	21,948
NOI	$48,465	$47,540	$98,054	$95,899

Earnings before Interest, Taxes, Depreciation and Amortization for Real Estate

Earnings before interest, taxes, depreciation and amortization for real estate or EBITDAre is calculated as net income available to common stockholders (computed in accordance with GAAP) excluding (i) interest expense, (ii) income tax expense, (iii) real estate depreciation and amortization, (iv) impairment write-downs of depreciable real estate, (v) gains or losses on the sale of depreciable real estate, and (vi) adjustments for unconsolidated partnerships and joint ventures.

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

The following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure to EBITDAre for the periods presented below (in thousands):

	Year to Date		Three Months Ended
	6/30/25		6/30/25		3/31/25		12/31/24		9/30/24		6/30/24
Net income	$38,769		$16,548		$22,221		$19,590		$30,862		$19,738
Less/Add: (Gain) loss on sale	(503)		(332)		(171)		(1,097)		(3,663)		32
Add: Impairment loss	—		—		—		6,953		—		—
Add: Interest expense	15,927		8,014		7,913		8,365		10,023		10,903
Add: Depreciation and amortization	17,938		8,776		9,162		9,194		9,054		9,024
EBITDAre	72,131		33,006		39,125		43,005		46,276		39,697
Add/(Less) : Non-recurring one-time items	8,416	(1)	8,011	(2)	405	(3)	(3,379)	(4)	(4,173)	(5)	1,022	(6)
Adjusted EBITDAre	$80,547		$41,017		$39,530		$39,626		$42,103		$40,719

Interest expense	$15,927		$8,014		$7,913		$8,365		$10,023		$10,903

Interest coverage ratio	5.1	x	5.1		5.0	x	4.7	x	4.2	x	3.7	x

Interest expense	$15,927		$8,014		$7,913		$8,365		$10,023		$10,903
Total fixed charges	$15,927		$8,014		$7,913		$8,365		$10,023		$10,903

Fixed charge coverage ratio	5.1	x	5.1	x	5.0	x	4.7	x	4.2	x	3.7	x
(1)	See (2) and (3) below for explanation.

(2)	Includes $5,971termination fee paid to New Perspective, $1,136 one-time costs associated with an employee’s retirement, $520 of one-time RIDEA transaction costs and $384 provision for credit losses related to a mortgage loan origination.

(3)	Includes $2,693 write-off of a working capital note, $371 of related interest receivable, and $303 of one-time transaction costs, all in connection with the transition to RIDEA, partially offset by the 13% exit IRR of $2,962 received in connection with the redemption of our preferred equity investment in a JV.

(4)	Includes a one-time additional straight-line income of $3,158 related to restoring accrual basis accounting for two master leases, recovery of credit losses of $511 related to a mortgage loan receivable write-off, partially offset by $290 provision for credit losses related to the write-off of an uncollectible loan receivable.

(5)	Includes an aggregate one-time income of $4,493 received from three former operators, the recovery of provisions for credit losses of $293 related to a mortgage loan receivable payoff, partially offset by the uncollectible effective interest write-off of $613 related to the partial paydown of a mortgage loan receivable.

(6)	Includes $321 write-off of an uncollectible straight-line rent receivable, $1,635 provision for credit losses related to acquisitions totaling $163,460 accounted for as financing receivables, partially offset by $934 recovery of provision for credit losses related to the payoffs of mortgage loan receivables.

Liquidity and Capital Resources

Sources and Uses of Cash

As of June 30, 2025, we had $640.4 million in liquidity as follows (amounts in thousands, except per share amounts):

	At June 30, 2025
Cash and cash equivalents	$7,609
Available under unsecured revolving line of credit	256,450	(1)
Available under Equity Distribution Agreement	376,378
Total Liquidity	$640,437	(2)
(1)	Subsequent to June 30, 2025, we entered into our New Credit Agreement increasing commitments from $425,000 to $600,000 and repaid our Term Loans using proceeds from our revolving line of credit under our New Credit Agreement. Additionally, we borrowed $41,850 under our new revolving line of credit. Accordingly, we have $310,400 outstanding and $289,600 available for borrowing under our unsecured revolving line of credit.

(2)	Subsequent to June 30, 2025, we had $673,587 in liquidity. See (1) above.

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

Depending on our borrowing capacity, compliance with financial covenants, ability to access the capital markets, and the payment of dividends may be negatively impacted. We continuously evaluate the availability of cost-effective capital and believe we have sufficient liquidity for our current dividend, corporate expenses and additional capital investments in 2025 and 2026.

Our investments, principally our investments in owned properties, financing receivables and mortgage loans, are subject to the possibility of loss of their carrying values as a result of changes in market prices, interest rates and inflationary expectations. The effects on interest rates may affect our costs of financing our operations and the fair-market value of our financial assets. Generally, our leases have agreed upon annual increases and our loans have predetermined increases in interest rates. Inasmuch as we may initially fund some of our investments with variable interest rate debt, we would be at risk of net interest margin deterioration if medium and long-term rates were to increase.

Our primary sources of cash include rent, resident fees and services, interest receipts, borrowings under our unsecured credit facility, public and private issuances of debt and equity securities, proceeds from investment dispositions and principal payments on loans receivable. Our primary uses of cash include dividend distributions, debt service payments (including principal and interest), real property investments (including acquisitions, capital expenditures and construction advances), loan advances and general and administrative expenses. These sources and uses of cash are reflected in our Consolidated Statements of Cash Flows as summarized below (in thousands):

	Six Months Ended June 30,		Change
Net cash provided by (used in):	2025	2024	$
Operating activities	$59,598	$58,026	$1,572
Investing activities	(26,697)	(1,009)	(25,688)
Financing activities	(34,706)	(71,129)	36,423
Decrease in cash and cash equivalents	(1,805)	(14,112)	12,307
Cash and cash equivalents, beginning of period	9,414	20,286	(10,872)
Cash and cash equivalents, end of period	$7,609	$6,174	$1,435

Debt Obligations

Unsecured Credit Facility. We had an unsecured credit agreement (the “Credit Agreement”) that provided for an aggregate commitment of the lenders of up to $525.0 million comprised of a $425.0 million revolving credit facility (the “Revolving Line of Credit”) and two $50.0 million term loans (the “Term Loans”). The Term Loans mature on November 19, 2025 and November 19, 2026. The Revolving Line of Credit has a maturity date of November 19, 2026. The Credit Agreement permitted us to request increases to the Revolving Line of Credit and Term Loans commitments up to a total of $1.0 billion.

Based on our leverage at June 30, 2025, the facility provides for interest annually at Adjusted SOFR plus 110 basis points and a facility fee of 15 basis points and the Term Loans provide for interest annually at Adjusted SOFR plus 125 basis points.

Subsequent to June 30, 2025, we entered into a new four-year unsecured credit agreement (“New Credit Agreement”) maturing in July 2029, to replace our previous Credit Agreement. The New Credit Agreement increased the aggregate commitment on our revolving line of credit from $425.0 million to $600.0 million and provides for the opportunity to increase the total commitment to an aggregate of $1.2 billion. The New Credit Agreement provides for a one-year extension option, subject to customary conditions. Material terms of the New Credit Agreement remain unchanged. In connection with the New Credit Agreement, the Term Loans were rolled into the new revolving line of credit, keeping the interest rate swap agreements intact at an average 2.3% rate, based on current margins.

Interest Rate Swap Agreements. In connection with entering into the Term Loans as described above, we entered into two receive variable/pay fixed interest rate swap agreements (the “Interest Rate Swaps”) with maturities of November 19, 2025 and November 19, 2026, respectively, that will effectively lock-in the forecasted interest payments on the Term Loans’ borrowings over their four and five year terms of the loans. The Interest Rate Swaps are considered cash flow hedges and are recorded on our Consolidated Balance Sheets at fair value, with changes in the fair value of these instruments recognized in Accumulated other comprehensive income (loss) on our Consolidated Balance Sheets. During the six months ended June 30, 2025, we recorded a decrease of $1.6 million in fair value of Interest Rate Swaps. As discussed above, subsequent to June 30, 2025, the Term Loans were paid off using proceeds from our new revolving line of credit under our New Credit Agreement, keeping the interest rate swap agreements intact through November 2025 at 2.3% and November 2026 at 2.4%, based on current margins.

As of June 30, 2025, the terms of the Interest Rate Swaps are as follows (dollar amounts in thousands):

				Notional	Fair Value at
Date Entered	Maturity Date	Swap Rate	Rate Index	Amount	June 30, 2025
November 2021	November 19, 2025	2.52%	1-month SOFR	$50,000	$592
November 2021	November 19, 2026	2.66%	1-month SOFR	50,000	1,596
				$100,000	$2,188

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

At June 30, 2025, we were in compliance with all applicable financial covenants. These debt obligations also contain additional customary covenants and events of default that are subject to a number of important and significant limitations, qualifications and exceptions.

The debt obligations by component as of June 30, 2025 are as follows (dollar amounts in thousands):

	Applicable		Available
	Interest	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing
Revolving line of credit (2)	5.50%	$168,550	$256,450
Term loans, net of debt issue costs (2)	2.59%	99,883	—
Senior unsecured notes, net of debt issue costs (3)	4.15%	428,024	—
Total	4.25%	$696,457	$256,450
(1)	Represents weighted average of interest rate as of June 30, 2025.

(2)	Subsequent to June 30, 2025, as noted above, we entered into our New Credit Agreement increasing commitments from $425,000 to $600,000 and repaid our Term Loans using proceeds from our revolving line of credit under our New Credit Agreement. Additionally, we borrowed $41,850 under our new revolving line of credit. Accordingly, we have $310,400 outstanding and $289,600 available for borrowing under our unsecured revolving line of credit.

(3)	Subsequent to June 30, 2025, we repaid $7,000 in scheduled principal paydown on our senior unsecured notes.

During the six months ended June 30, 2025, our debt borrowings and repayments were as follows (in thousands):

Debt Obligations	Borrowings		Repayments
Revolving line of credit	$53,600	(1)	$(29,400)
Senior unsecured notes	—		(12,500)	(2)
Total	$53,600		$(41,900)
(1)	Subsequent to June 30, 2025, as noted above, we entered into our New Credit Agreement increasing commitment from $425,000 to $600,000 and repaid our Term Loans using proceeds from our revolving line of credit under our New Credit Agreement. Additionally, we borrowed $41,850 under our new revolving line of credit. Accordingly, we have $310,400 outstanding and $289,600 available for borrowing under our unsecured revolving line of credit.

(2)	Subsequent to June 30, 2025, we repaid $7,000 in scheduled principal paydown on our senior unsecured notes.

Equity

At June 30, 2025, we had 46,065,292 shares of common stock outstanding, total equity on our balance sheet $1.0 billion and our equity securities had a market value of $1.6 billion. During the six months ended June 30, 2025, we declared and paid $53.6 million of cash dividends.

During the six months ended June 30, 2025, we acquired 151,018 shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

Subsequent to June 30, 2025, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of July, August and September 2025, payable on July 31, August 29, and September 30, 2025, respectively, to stockholders of record on July 23, August 21, and September 22, 2025, respectively.

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

During the six months ended June 30, 2025, we sold 387,600 shares of common stock for $13.8 million in net proceeds under our Equity Distribution Agreement. In conjunction with the sale of common stock, we incurred $205,000 of costs associated with this agreement which have been recorded in additional paid in capital as a reduction of proceeds received. At June 30, 2025, we had $376.4 million available under the Equity Distribution Agreement.

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

During the six months ended June 30, 2025, 165,549 shares of restricted stock and 182,915 performance-based stock units vested. During the six months ended June 30, 2025, we awarded restricted stock and performance-based stock units as follows:

No. of	Price per
Shares	Share	Award Type	Vesting Period
113,790	$34.88	Restricted stock	ratably over 3 years
5,626	$35.55	Restricted stock	April 30, 2028
15,625	$35.20	Restricted stock	(1)
52,666	$34.88	Performance-based stock units	TSR targets (2)
48,535	$34.88	Performance-based stock units	TSR targets (3)
236,242
(1)	Vesting date is the earlier of the one-year anniversary of the award date and the date of the next annual meeting of the stockholders of LTC following the award date.

(2)	Vesting is based on achieving certain total shareholder return (“TSR”) targets in 3 years.

(3)	Vesting is based on achieving certain TSR targets relative to the TSR of a predefined peer group in 3 years.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the six months ended June 30, 2025. For additional information, refer to Item 7A as presented in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Item 1A. RISK FACTORS

The additional risk factors below should be read in conjunction with the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

We are responsible for, and our financial performance will be impacted by, additional operational and legal risks and liabilities under our new segment of RIDEA structure properties.

During the second quarter of 2025, we began utilizing a structure, as authorized by the REIT Investment Diversification and Empowerment Act of 2007, commonly referred to as “RIDEA”. Under RIDEA, a REIT may lease a qualified healthcare property on an arm's-length basis to a taxable REIT subsidiary ("TRS") if the property is operated on behalf of such TRS by a person who qualifies as an “eligible independent operator.” Under this structure, the eligible operator receives a management fee from our TRS for operating the property as an independent third party.

Properties in our new RIDEA structure are included in our seniors housing operating portfolio (“SHOP”) segment. During the second quarter of 2025, we terminated our Anthem Memory Care, LLC and New Perspective Senior Living, LLC triple-net master leases and converted 12 memory care and one independent and assisted living communities covered under the master leases to our new SHOP segment. We may in the future transition other properties to third-party managed properties using the RIDEA structure in our SHOP segment. There can be no assurance these transitions will improve performance of the properties, and they will also increase our exposure to risks associated with operating in this structure.

As the owner of a property under a RIDEA structure, we are responsible for, and our financial performance is impacted by, operational and legal risks and liabilities of the property. Although we have some general oversight approval rights and the right to review operational and financial reporting information with respect to a typical RIDEA structure, our independent third-party operators ultimately control of the day-to-day business of the property. We rely on the personnel, expertise, technical resources and information systems, proprietary information, good faith, and judgment of our independent third party operators to set appropriate resident fees, provide accurate property-level financial results for our properties in a timely manner and to otherwise operate properties in our SHOP segment in compliance with the terms of our management agreements and all applicable laws and regulations. The income we generate from RIDEA structures in our SHOP segment is subject to a number of operational risks including fluctuations in occupancy levels and resident fee levels, increases in the cost of food, materials, energy, labor or other services, national and regional economic conditions, the imposition of new or increased taxes and regulation, capital expenditure requirements, professional and general liability claims, and the availability and cost of professional and general liability insurance.

Except as described in this Item 1A, there have been no other known material changes from the risk factors since December 31, 2024.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2025, we did not make any unregistered sales of equity securities.

During the three months ended June 30, 2025, we acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations. The average prices paid per share for each month in the quarter ended June 30, 2025 are as follows:

Total Number
			of Shares	Maximum
			Purchased as	Number of
		Average	Part of	Shares that May
	Total Number	Price	Publicly	Yet Be
	of Shares	Paid per	Announced	Purchased
Period	Purchased	Share	Plan	Under the Plan
April 1 - April 30, 2025	13,008	$33.53	—	—
May 1 - May 31, 2025	—	$—	—	—
June 1 - June 30, 2025	—	$—	—	—
Total	13,008		—	—

Item 5. OTHER INFORMATION

Insider Trading Arrangements

During the six months ended June 30, 2025, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6. EXHIBITS

3.1	LTC Properties, Inc. Articles of Amendment and Restatement

3.2	Bylaws of LTC Properties, Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed May 26, 2023)

10.1	Credit Agreement dated as of July 21, 2025 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed July 21, 2025)

31.1	Certification of the Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC.
Registrant

Dated: August 4, 2025	By:	/s/ Caroline Chikhale
Caroline Chikhale
Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Financial Officer)