Form 10-Q
period 2025-09-30
LTC PROPERTIES INC
filed 2025-11-04
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Yes ☐ No ☑

The number of shares of common stock outstanding on October 28, 2025 was 47,614,192.

LTC PROPERTIES, INC.

FORM 10-Q

September 30, 2025

Available Information

We make available to the public free of charge through our internet website at www.LTCreit.com our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the Securities and Exchange Commission (“SEC”). We also use the “Investors” portion of our www.LTCreit.com website for purposes of compliance with Regulation FD and as a routine channel for distribution of important information to investors and interested parties, including news releases, analyst presentations, financial information, and corporate governance practices. Accordingly, investors and interested parties should monitor the “Investors” portion of our www.LTCreit.com website for the release of this information. Information on our website is not part of this Quarterly Report on Form 10-Q or any of our filings with the SEC unless specifically incorporated by reference.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share)

	September 30, 2025	December 31, 2024
	(unaudited)	(audited)
ASSETS
Investments:
Land	$121,884	$118,209
Buildings and improvements	1,402,825	1,212,853
Accumulated depreciation and amortization	(398,017)	(405,884)
Operating real estate property, net	1,126,692	925,178
Properties held-for-sale, net of accumulated depreciation: 2025—$29,284; 2024—$1,346	42,458	670
Real property investments, net	1,169,150	925,848
Financing receivables, net of credit loss reserve: 2025—$3,622; 2024—$3,615	358,579	357,867
Mortgage loans receivable, net of credit loss reserve: 2025—$3,930; 2024—$3,151	389,657	312,583
Real estate investments, net	1,917,386	1,596,298
Notes receivable, net of credit loss reserve: 2025—$270; 2024—$477	26,740	47,240
Investments in unconsolidated joint ventures	18,342	30,602
Investments, net	1,962,468	1,674,140

Other assets:
Cash and cash equivalents	17,933	9,414
Debt issue costs related to revolving line of credit	5,096	1,410
Interest receivable	21,535	60,258
Straight-line rent receivable	18,545	21,505
Lease incentives	2,717	3,522
Prepaid expenses and other assets	16,126	15,893
Total assets	$2,044,420	$1,786,142
LIABILITIES
Revolving line of credit	$548,450	$144,350
Term loans, net of debt issue costs: 2025—$0; 2024—$192	—	99,808
Senior unsecured notes, net of debt issue costs: 2025—$935; 2024—$1,058	396,065	440,442
Accrued interest	4,009	3,094
Accrued expenses and other liabilities	50,646	45,443
Total liabilities	999,170	733,137
EQUITY
Stockholders’ equity:
Common stock: $0.01 par value; 110,000 shares authorized; shares issued and outstanding: 2025—47,333; 2024—45,511	473	455
Capital in excess of par value	1,146,560	1,082,764
Cumulative net income	1,741,212	1,725,435
Accumulated other comprehensive income	1,459	3,815
Cumulative distributions	(1,931,854)	(1,851,842)
Total LTC Properties, Inc. stockholders’ equity	957,850	960,627
Non-controlling interests	87,400	92,378
Total equity	1,045,250	1,053,005
Total liabilities and equity	$2,044,420	$1,786,142

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues:
Rental income	$27,842	$32,258	$89,463	$97,464
Resident fees and services	22,203	—	34,153	—
Interest income from financing receivables	7,096	7,001	21,182	14,661
Interest income from mortgage loans	9,856	10,733	28,715	35,842
Interest and other income	2,293	5,791	5,048	9,298
Total revenues	69,290	55,783	178,561	157,265
Expenses:
Interest expense	8,791	10,023	24,718	31,971
Depreciation and amortization	8,987	9,054	26,925	27,173
Seniors housing operating expenses	17,362	—	26,781	—
Write-off of effective interest receivable	41,455	—	41,455	—
Provision for credit losses	203	215	3,642	942
Transaction costs	587	33	7,734	679
Triple-net lease property tax expense	2,581	3,186	8,483	9,816
General and administrative expenses	7,523	6,765	22,941	20,016
Total expenses	87,489	29,276	162,679	90,597

(Loss) income before unconsolidated joint ventures, real estate dispositions and other items	(18,199)	26,507	15,882	66,668

(Loss) gain on sale of real estate, net	(738)	3,663	(235)	6,882
Income from unconsolidated joint ventures	439	692	4,543	1,739
Income tax (expense) benefit	(42)	—	39	—
Net (loss) income	(18,540)	30,862	20,229	75,289
Income allocated to non-controlling interests	(1,455)	(1,496)	(4,452)	(2,332)
Net (loss) income attributable to LTC Properties, Inc.	(19,995)	29,366	15,777	72,957
Income allocated to participating securities	(154)	(201)	(471)	(511)
Net (loss) income available to common stockholders	$(20,149)	$29,165	$15,306	$72,446

Earnings per common share:
Basic	$(0.44)	$0.66	$0.33	$1.67
Diluted	$(0.44)	$0.66	$0.33	$1.65

Weighted average shares used to calculate earnings per common share:
Basic	46,123	43,868	45,726	43,313
Diluted	46,123	44,394	46,107	43,839

Dividends declared and paid per common share	$0.57	$0.57	$1.71	$1.71

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net (loss) income	$(18,540)	$30,862	$20,229	$75,289
Unrealized gain (loss) on cash flow hedges before reclassification	54	(1,289)	(4)	655
Gains reclassified from accumulated other comprehensive income to interest expense	(784)	(1,037)	(2,352)	(3,126)
Comprehensive (loss) income	(19,270)	28,536	17,873	72,818
Less: Comprehensive income allocated to non-controlling interests	(1,455)	(1,496)	(4,452)	(2,332)
Comprehensive (loss) income attributable to LTC Properties, Inc.	$(20,725)	$27,040	$13,421	$70,486

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(amounts in thousands)

			Capital in	Cumulative			Total	Non-
	Common Stock		Excess of	Net	Accumulated	Cumulative	Stockholder's	Controlling	Total
	Shares	Amount	Par Value	Income	OCI	Distributions	Equity	Interests	Equity
Balance—December 31, 2023	43,022	$430	$991,656	$1,634,395	$6,110	$(1,751,312)	$881,279	$34,988	$916,267
Issuance of common stock	139	1	4,336	—	—	—	4,337	—	4,337
Issuance of restricted stock	160	2	(2)	—	—	—	—	—	—
Common Stock cash distributions ($0.57 per share)	—	—	—	—	—	(24,616)	(24,616)	—	(24,616)
Stock-based compensation expense	—	—	2,202	—	—	—	2,202	—	2,202
Net income	—	—	—	24,230	—	—	24,230	459	24,689
Fair market valuation adjustment for interest rate swap	—	—	—	—	378	—	378	—	378
Cash paid for taxes in lieu of common shares	(50)	—	(1,532)	—	—	—	(1,532)	—	(1,532)
Non-controlling interest contributions	—	—	—	—	—	—	—	50	50
Non-controlling interest distributions	—	—	—	—	—	—	—	(2,904)	(2,904)
Other	—	—	(29)	—	—	—	(29)	—	(29)
Balance—March 31, 2024	43,271	$433	$996,631	$1,658,625	$6,488	$(1,775,928)	$886,249	$32,593	$918,842
Issuance of common stock	204	2	6,519	—	—	—	6,521	—	6,521
Issuance of restricted stock	16	—	—	—	—	—	—	—	—
Common Stock cash distributions ($0.57 per share)	—	—	—	—	—	(24,787)	(24,787)	—	(24,787)
Stock-based compensation expense	—	—	2,320	—	—	—	2,320	—	2,320
Net income	—	—	—	19,361	—	—	19,361	377	19,738
Fair market valuation adjustment for interest rate swap	—	—	—	—	(523)	—	(523)	—	(523)
Cash paid for taxes in lieu of common shares	—	—	—	—	—	—	—	—	—
Non-controlling interest contributions	—	—	—	—	—	—	—	61,025	61,025
Non-controlling interest distributions	—	—	—	—	—	—	—	(377)	(377)
Other	—	—	(2)	—	—	—	(2)	—	(2)
Balance—June 30, 2024	43,491	$435	$1,005,468	$1,677,986	$5,965	$(1,800,715)	$889,139	$93,618	$982,757
Issuance of common stock	1,543	15	54,637	—	—	—	54,652	—	54,652
Issuance of restricted stock	-	—	—	—	—	—	—	—	—
Common Stock cash distributions ($0.57 per share)	—	—	—	—	—	(25,281)	(25,281)	—	(25,281)
Stock-based compensation expense	—	—	2,269	—	—	—	2,269	—	2,269
Net income	—	—	—	29,366	—	—	29,366	1,496	30,862
Fair market valuation adjustment for interest rate swap	—	—	—	—	(2,326)	—	(2,326)	—	(2,326)
Cash paid for taxes in lieu of common shares	—	—	—	—	—	—	—	—	—
Non-controlling interest contributions	—	—	—	—	—	—	—	—	—
Non-controlling interest distributions	—	—	—	—	—	—	—	(1,496)	(1,496)
Balance—September 30, 2024	45,034	$450	$1,062,374	$1,707,352	$3,639	$(1,825,996)	$947,819	$93,618	$1,041,437

Balance—December 31, 2024	45,511	$455	$1,082,764	$1,725,435	$3,815	$(1,851,842)	$960,627	$92,378	$1,053,005
Issuance of common stock	238	2	8,409	—	—	—	8,411	—	8,411
Issuance of restricted stock	114	1	(1)	—	—	—	—	—	—
Common Stock cash distributions ($0.57 per share)	—	—	—	—	—	(27,259)	(27,259)	—	(27,259)
Stock-based compensation expense	—	—	2,253	—	—	—	2,253	—	2,253
Net income	—	—	—	20,680	—	—	20,680	1,541	22,221
Vesting of performance-based stock units	163	2	(2)	—	—	—	—	—	—
Fair market valuation adjustment for interest rate swap	—	—	—	—	(910)	—	(910)	—	(910)
Cash paid for taxes in lieu of common shares	(138)	(1)	(4,771)	—	—	—	(4,772)	—	(4,772)
Acquisitions of non-controlling interest	—	—	2,883	—	—	—	2,883	(4,033)	(1,150)
Non-controlling interest distributions	—	—	—	—	—	—	—	(2,486)	(2,486)
Other	—	—	(11)	—	—	—	(11)	—	(11)
Balance—March 31, 2025	45,888	$459	$1,091,524	$1,746,115	$2,905	$(1,879,101)	$961,902	$87,400	$1,049,302
Issuance of common stock	149	2	5,167	—	—	—	5,169	—	5,169
Issuance of restricted stock	21	—	—	—	—	—	—	—	—
Common Stock cash distributions ($0.57 per share)	—	—	—	—	—	(26,297)	(26,297)	—	(26,297)
Stock-based compensation expense	—	—	2,795	—	—	—	2,795	—	2,795
Net income	—	—	—	15,092	—	—	15,092	1,456	16,548
Vesting of performance-based stock units	20	—	—	—	—	—	—	—	—
Fair market valuation adjustment for interest rate swap	—	—	—	—	(717)	—	(717)	—	(717)
Cash paid for taxes in lieu of common shares	(13)	—	(437)	—	—	—	(437)	—	(437)
Non-controlling interest distributions	—	—	—	—	—	—	—	(1,456)	(1,456)
Balance—June 30, 2025	46,065	$461	$1,099,049	$1,761,207	$2,188	$(1,905,398)	$957,507	$87,400	$1,044,907
Issuance of common stock	1,268	12	45,371	—	—	—	45,383	—	45,383
Common Stock cash distributions ($0.57 per share)	—	—	—	—	—	(26,456)	(26,456)	—	(26,456)
Stock-based compensation expense	—	—	2,140	—	—	—	2,140	—	2,140
Net (loss) income	—	—	—	(19,995)	—	—	(19,995)	1,455	(18,540)
Fair market valuation adjustment for interest rate swap	—	—	—	—	(729)	—	(729)	—	(729)
Non-controlling interest distributions	—	—	—	—	—	—	—	(1,455)	(1,455)
Balance—September 30, 2025	47,333	$473	$1,146,560	$1,741,212	$1,459	$(1,931,854)	$957,850	$87,400	$1,045,250

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES:
Net income	$20,229	$75,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,925	27,173
Stock-based compensation expense	7,188	6,791
(Loss) gain on sale of real estate, net	235	(6,882)
Income tax benefit	(39)	—
Income from unconsolidated joint ventures	(4,543)	(1,739)
Income distributions from unconsolidated joint ventures	4,578	839
Straight-line rental adjustment	1,447	561
Adjustment for collectability of straight-line rental income	1,514	321
Adjustment for collectability of lease incentives	249	—
Amortization of lease incentives	556	626
Write-off of effective interest receivable	41,455	—
Provision for credit losses	3,642	942
Application of interest reserve	—	(233)
Amortization of debt issue costs	1,191	791
Other non-cash items, net	64	71
Change in operating assets and liabilities
Lease incentives funded	—	(1,794)
Increase in interest receivable	(7,097)	(7,124)
Increase (decrease) in accrued interest payable	915	(108)
Net change in other assets and liabilities	(471)	(3,526)
Net cash provided by operating activities	98,038	91,998
INVESTING ACTIVITIES:
Investment in real estate properties	(268,169)	(319)
Investment in real estate capital improvements	(6,673)	(9,908)
Proceeds from sale of real estate, net	5,714	33,641
Investment in financing receivables	(777)	(97)
Investment in real estate mortgage loans receivable	(99,200)	(19,078)
Principal payments received on mortgage loans receivable	21,731	34,474
Investments in unconsolidated joint ventures	(740)	(11,262)
Proceeds from liquidation of investments in unconsolidated joint ventures	13,000	—
Advances and originations under notes receivable	(25)	(340)
Principal payments received on notes receivable	18,039	13,268
Net cash (used in) provided by investing activities	(317,100)	40,379
FINANCING ACTIVITIES:
Borrowings from revolving line of credit	433,500	19,200
Repayment of term loans	(100,000)	—
Repayment of revolving line of credit	(29,400)	(81,300)
Principal payments on senior unsecured notes	(44,500)	(44,160)
Proceeds from common stock issued	59,316	65,629
Payments of common share issuance costs	(353)	(119)
Distributions paid to stockholders	(80,012)	(74,684)
Acquisition of and distributions paid to non-controlling interests	(1,188)	(109)
Financing costs paid	(4,562)	(516)
Cash paid for taxes in lieu of shares upon vesting of restricted stock	(5,209)	(1,533)
Other	(11)	(31)
Net cash provided by (used in) financing activities	227,581	(117,623)
Increase in cash and cash equivalents	8,519	14,754
Cash and cash equivalents, beginning of period	9,414	20,286
Cash and cash equivalents, end of period	$17,933	$35,040

Supplemental disclosure of cash flow information:
Interest paid	$22,612	$31,288
Non-cash investing and financing transactions:
Contribution from non-controlling interest	$—	$61,025
Investment in financing receivables	$—	$(163,460)
Exchange of mortgage loans for controlling interests in joint ventures accounted for as financing receivables	$—	$102,435
Accretion of interest reserve recorded as mortgage loan receivable	$—	$233
Write-off of notes receivable	$(2,693)	$—
Decrease in fair value of interest rate swap agreements	$(2,356)	$(2,471)
Distributions paid to non-controlling interests	$(5,359)	$2,313
Transfer of joint venture partner's non-controlling interest to LTC	$2,883	$—
Distributions paid to non-controlling interests related to property sale	$—	$2,305

See accompanying notes.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	General

LTC Properties, Inc., a health care real estate investment trust (“REIT”), was incorporated on May 12, 1992 in the State of Maryland and commenced operations on August 25, 1992. We invest primarily in seniors housing and health care properties primarily through sale-leasebacks, mortgage financing, joint ventures and structured finance solutions including preferred equity and mezzanine lending. Additionally, during the second quarter of 2025, we began utilizing the structure authorized by the REIT Investment Diversification and Empowerment Act of 2007 (Commonly referred to as “RIDEA”) as permitted by the Housing and Economic Recovery Act of 2008.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of our company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2025 and 2024 are not necessarily indicative of the results for a full year.

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

During 2025, we terminated the Anthem Memory Care, LLC (“Anthem”) and New Perspective Senior Living, LLC. (“New Perspective”) Triple-Net master leases and converted the 13 communities covered under the master leases into our new SHOP segment. Additionally, we acquired eight seniors housing communities within our SHOP segment during the third quarter of 2025. Accordingly, as of September 30, 2025, our SHOP segment is comprised of 21 ILF, ALF and MC that are managed on behalf of LTC by five independent operators pursuant to the terms of separate management agreements.

Revenue Recognition-SHOP

Resident fees and services represent all amounts earned from residents within our SHOP segment, as outlined in individual resident agreements. Fees are billed monthly based on contracted rates in the resident agreements, or where applicable, reimbursement rates established by Medicaid and Medicare. Resident fees and services revenue is derived from amounts paid by residents and/or third-party payors. Resident agreements typically vary in duration. Revenue is recognized in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”) when performance obligations are satisfied.

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

Owned Properties

Our owned property investments include 107 properties leased to 20 different operators under Triple-Net leases, and 21 properties operated on our behalf by five independent operators pursuant to separate management agreements. The following tables summarize our investments in owned properties at September 30, 2025 (dollar amounts in thousands):

						Average
		Percentage	Number	Number of		Investment
	Gross	of	of	SNF	SH	per
Type of Property	Investment	Investment	Properties (1)	Beds	Units	Bed/Unit
Seniors Housing-NNN	$538,256	33.7%	56	—	3,404	$158.12
Seniors Housing-SHOP	446,527	28.0%	21	—	1,577	$283.15
Seniors Housing	984,783	61.7%	77	—	4,981	$197.71
Skilled Nursing	599,663	37.5%	50	6,113	236	$94.45
Other (2)	12,005	0.8%	1	118	—	n/a
Total	$1,596,451	100.0%	128	6,231	5,217
(1)	We own properties in 23 states.

(2)	Includes three parcels of land held-for-use, and one behavioral health care hospital.

	NNN			SHOP			Total
		Percentage	Number		Percentage	Number		Percentage	Number
	Gross	of	of	Gross	of	of	Gross	of	of
Type of Property	Investment	Investment	Properties	Investment	Investment	Properties	Investment	Investment	Properties
Seniors Housing	$538,256	33.7%	56	$446,527	28.0%	21	$984,783	61.7%	77
Skilled Nursing	599,663	37.5%	50	—	—%	—	599,663	37.5%	50
Other	12,005	0.8%	1	—	—%	—	12,005	0.8%	1
Total	$1,149,924	72.0%	107	$446,527	28.0%	21	$1,596,451	100.0%	128

During the nine months ended September 30, 2025 and 2024, we invested in the following capital improvement projects in our owned properties (dollar amounts in thousands):

	Nine Months Ended September 30,
Type of Property	2025		2024
	NNN	SHOP	NNN	SHOP
Seniors Housing Communities	$2,648	$2,425	$8,663	$—
Skilled Nursing Centers	1,600	—	1,245	—
Total	$4,248	$2,425	$9,908	$—

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Intangible Assets. We make estimates as part of our allocation of the purchase price of acquisitions to various components of the acquisition based upon the fair value of each component. In determining fair value, we use current appraisals or other third-party opinions of value. The most significant components of our allocations are typically the allocation of fair value to land and buildings, and for certain of our acquisitions, in-place leases and other intangible assets. In the case of the value of in-place leases, we make estimates based on the evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during the hypothetical expected lease-up periods, market conditions and costs to execute similar leases. The following is a summary of the carrying amount of intangible assets as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025					December 31, 2024
			Accumulated					Accumulated
Assets	Cost		Amortization		Net	Cost		Amortization		Net
In-place leases	$20,887	(1)	$(7,457)	(2)	$13,430	$11,047	(1)	$(6,758)	(2)	$4,289
Tax abatement intangible	$8,309	(3)	$(1,616)	(3)	$6,693	$8,309	(3)	$(1,097)	(3)	$7,212
(1)	Included in the Buildings and improvements line item in our Consolidated Balance Sheets. Increase relates to acquisition of eight seniors housing communities during the third quarter of 2025 within our SHOP segment. See Owned Properties-SHOP below for more information.

(2)	Included in the Accumulated depreciation and amortization line item in our Consolidated Balance Sheets.

(3)	Included in the Prepaid expenses and other assets line item in our Consolidated Balance Sheets.

The following table provides future amortization expenses related to the intangible assets at September 31, 2025 (in thousands):

		October-
		December
	Total	2025	2026	2027	2028	2029	2030	Thereafter
In-place leases (1)	$13,430	$1,021	$4,036	$3,913	$2,892	$493	$424	$651
Tax abatement intangible (2)	6,693	174	692	692	692	692	692	3,059
	$20,123	$1,195	$4,728	$4,605	$3,584	$1,185	$1,116	$3,710

(1)	Recorded as depreciation expense excluded in the Depreciation and amortization line item on our Consolidated Statements of Income.

(2)	Recorded as Property tax expense on our Consolidated Statements of Income.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table outlines information related to our Triple-Net lease extensions during the nine months ended September 30, 2025 (dollar amounts in thousands):

		Number	Number
	Gross	of	of		Original		Extended
Type of Property	Investment	Properties	Beds/Units	State	Maturity		Maturity
SH	$68,767	7	461	IL, MI, OH	May 31, 2025		May 31, 2026
SNF	53,339	6	782	AL, NM	April 30, 2026	(1)	April 30, 2031
SH	32,361	2	159	GA, SC	December 31, 2025		December 31, 2026
SH	25,704	2	88	TX	February 28, 2025		February 28, 2026
SNF	13,053	2	211	SC	February 28, 2026		February 28, 2031
SNF	5,275	2	141	TN	December 31, 2025	(2)	December 31, 2026
	$198,499	21	1,842
(1)	During the third quarter of 2025, Genesis Healthcare, Inc. (“Genesis”) filed for Chapter 11 bankruptcy. Genesis has paid their contractual rent through November 2025.

(2)	The purchase option window provided in the master lease, which expired on December 31, 2024, was extended for another year to December 31, 2025. During the third quarter of 2025, the operator provided an election notice to exercise its purchase option.

Additionally, during 2025, we terminated two existing leases with the same operator and combined them into a single master lease. The new master lease has a five-year term with one 1-year extension option and four 5-year extension options. Annual cash rent is $2,547,000 for the first lease year, escalating by 2% annually thereafter. In connection with the termination of these leases, we wrote-off the related straight-line rent receivable and lease incentive balances during the nine months ended September 30, 2025. See next page for details.

Also, during 2025, we terminated the Anthem Triple-Net master leases and converted the communities covered under the master leases into our SHOP segment. In conjunction with the conversion, during 2025, we wrote-off Anthem’s working capital note of $2,693,000 and the related interest receivable of $371,000. In addition, we terminated our New Perspective Triple-Net lease and converted the community covered under the lease into our SHOP segment. In connection with the conversion, we paid New Perspective a $5,971,000 lease termination fee. For more information regarding these communities, see Owned Properties-SHOP below.

We monitor the collectability of our receivable balances, including deferred rent receivable balances, on an ongoing basis. We write-off uncollectible operator receivable balances, including straight- line rent receivable and lease incentives balances, as a reduction to rental income in the period such balances are no longer probable of being collected. Therefore, recognition of rental income is limited to the lesser of the amount of cash collected or rental income reflected on a “straight-line” basis for those customer receivable balances deemed uncollectible. During the three months ended September 30, 2025, we wrote-off straight-line rent receivable balance of $1,271,000 in connection with the on-going Genesis Chapter 11 bankruptcy filing. Additionally, during the nine months ended September 30, 2025, we wrote-off straight-line rent receivable and lease incentive balances of $243,000 and $249,000, respectively, in connection with the termination of two existing leases with the same operator and combining them into a master lease, as discussed above. During the nine months ended September 30, 2024, we wrote-off a straight-line rent receivable balance of $321,000 as a result of converting a lease to fair-market rent resets and a lease incentive balance of $190,000 as a result of property sales.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

We continue to take into account the current financial condition of our operators in our estimation of uncollectible accounts at September 30, 2025. We are closely monitoring the collectability of such rents and will adjust future estimations as appropriate as further information becomes known.

The following table summarizes components of our rental income for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
Rental Income	2025		2024		2025		2024
Contractual cash rental income	$27,079	(1)	$29,215	(1)	$84,781	(2)	$89,142	(2)
Variable cash rental income (3)	2,582		3,194		8,448		9,830
Straight-line rent (adjustment) income	(372)		37		(1,447)	(4)	(561)	(4)
Adjustment of lease incentives and rental income	(1,271)	(5)	—		(1,763)	(6)	(321)	(7)
Amortization of lease incentives	(176)		(188)		(556)		(626)
Total	$27,842		$32,258		$89,463		$97,464
(1)	Decreased primarily due to the conversion of 13 communities from Triple-Net to our new SHOP segment and lower rent from property sales, partially offset by rent increases from fair-market rent resets, escalations and capital improvements.

(2)	Decreased primarily due to (1) above and the turnaround impact of one-time revenue received in 2024 related to the repayment of $2,377 of rent credit in connection with a sale.

(3)	The variable rental income includes reimbursement of real estate taxes by our lessees. Decrease primarily due to conversion of 13 communities from Triple-Net to our new SHOP segment and property sales.

(4)	Straight-line rental income decreased primarily due to scheduled annual escalations partially offset by lease extensions.

(5)	In connection with Genesis’ on-going Chapter 11 bankruptcy filing, we wrote-off the Genesis straight-line rent receivable balance of $1,271.

(6)	Relates to explanation (5) above and the write-off of a straight-line rent receivable of $243 and a lease incentive balance of $249 in connection with the termination of two existing leases with the same operator, and combining them into a single master lease.

(7)	Represents a lease incentive balance write-off as a result of converting a lease to fair-market rent resets.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Some of our lease agreements provide purchase options allowing the lessees to purchase the properties they currently lease from us. The following table summarizes information about purchase options included in our lease agreements (dollar amounts in thousands):

			Type	Number
Option			of	of	Gross	Net Book
Window		State	Property	Properties	Investments (1)	Value
2024-2028	(2)	North Carolina	SH	4	$41,000	$41,000
2024-2028	(2)	North Carolina/ South Carolina	SH	13	122,460	122,460
2025	(3)	Tennessee	SNF	2	5,275	2,016
2025-2027	(4)	Florida	SNF	3	76,545	76,545
2025-2029	(5)	North Carolina	SH	11	122,195	122,195
2026		South Carolina	SH	1	11,719	7,564
2027		Georgia/South Carolina	SH	2	32,361	24,250
2027-2029	(6)	Oklahoma	SH	4	9,052	3,069
2027-2029	(7)	Texas	SNF	4	52,726	47,924
2029		Colorado/Kansas/Ohio/Texas	SH	17	65,554	29,266
2029		North Carolina	SH	5	15,239	6,970
		Total		66	$554,126	$483,259
(1)	Gross investments include previously recorded impairment losses, if any.

(2)	The purchase option can be exercised through 2028, with an exit Internal Rate of Return (“IRR”) of 8.0%. These assets are accounted for as financing receivables. For more information see Financing Receivables below.

(3)	The purchase option window which expired on December 31, 2024, was extended for another year to December 31, 2025. During the third quarter of 2025, the operator provided an election notice to exercise its purchase option.

(4)	These assets are accounted for as financing receivables. For more information see Financing Receivables below. Subsequent to September 30, 2025, the operator provided notice of its intent to exercise its purchase option.

(5)	The operator has the option to buy the properties in multiple tranches and in serial closings approved by LTC with an exit IRR of 9.0% on any portion of the properties being purchased. These assets are accounted for as financing receivables. For more information see Financing Receivables below.

(6)	The purchase option can be exercised starting in November 2027 through October 2029 if the lessee exercises its four-year extension option under the master lease.

(7)	The operator may elect to either receive an earn-out payment or exercise its purchase option. If neither option is elected within the timeframe defined in the lease, both elections are terminated. For more information regarding the earn-out see Note 12. Commitments and Contingencies.

Properties Held -for-Sale. The following summarizes our held-for-sale properties as of September 30, 2025 and December 31, 2024 (dollar amounts in thousands):

		Type		Number	Number
		of		of	of	Gross	Accumulated
	State	Property		Properties	Beds/units	Investment	Depreciation
At September 30, 2025	CA/FL/VA	SNF	(1)	7	896	$71,742	$(29,284)
At December 31, 2024	OK	SH	(2)	1	29	$2,016	$(1,346)
(1)	These centers were sold subsequent to September 30, 2025. See footnote (2) to the Properties Sold table below for additional information.

(2)	This community was sold during the first quarter of 2025. Upon sale, the community was removed from a master lease covering five SHs in Oklahoma and rent under the master lease was not reduced as a result of the sale.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Acquisitions. The following table summarizes our acquisitions within our Triple-Net segment for the nine months ended September 30, 2025 and 2024 (dollar amounts in thousands):

				Total	Number	Number
		Purchase	Transaction	Acquisition	of	of
Year	Type of Property	Price	Costs	Costs	Properties	Beds/Units
2025	n/a	$—	$—	$—	n/a	n/a
2024	OTH (1)	300	19	319	—	—
(1)	During the nine months ended September 30, 2024, we acquired a parcel of land in Kansas adjacent to an existing community operated by Brookdale. Rent was increased by 8.0% of our total cost of the investment.

Properties Sold. During the nine months ended September 30, 2025 we recognized a net loss on sale of real estate of $235,000. During the nine months ended September 30, 2024, we recognized a net gain on sale of real estate of $6,882,000. The following table summarizes property sales during the nine months ended September 30, 2025 and 2024 (dollar amounts in thousands):

			Type	Number	Number
			of	of	of	Sales		Carrying		Net
Year		State	Properties	Properties	Beds/Units	Price		Value		(Loss) Gain (1)
2025	(2)	Ohio	SH	1	39	$1,000		$670		$236
		Ohio (3)	n/a	—	—	1,800		1,342		340
		Oklahoma	SH	1	29	670		670		(96)
		Texas	n/a	1	—	2,880		3,266		(715)
Total				3	68	$6,350		$5,948		$(235)

2024		Florida	SH	1	60	$4,500		$4,579		$(289)
		Texas	SH	5	208	1,600		1,282		(390)
		Texas	SH	2	—	500		389		—
		Texas	SH	1	80	7,959		4,314		3,635
		Wisconsin	SH	1	110	20,193	(4)	16,195	(4)	3,986
		n/a	n/a	—	—	—		—		(60)	(5)
Total				10	458	$34,752		$26,759		$6,882

(

(1)	Calculation of net (loss) gain includes cost of sales and write-off of straight-line receivable and lease incentives, when applicable.

(2)	Subsequent to September 30, 2025, we sold two skilled nursing centers in Florida totaling 240 beds for $43,000. We received $41,900 of net proceeds and expect to record a gain on sale of approximately $26,000. The properties had a gross book value of $23,900 and a net book value of $16,000. Additionally, we sold five skilled nursing centers in Virginia (4) and California (1) with a total of 656 beds for an aggregate sales price of $79,950. We will use the total proceeds of $78,900 in a 1031 exchange for the acquisitions within our SHOP segment and anticipate recording an aggregate gain on sale of approximately $52,000. These seven properties which were classified as held-for-sale at September 30, 2025, had an aggregate gross book value and net book value of $71,742 and $42,458, respectively.

(3)	We sold a parcel of land adjacent to a memory care community within our portfolio.

(4)	Represents the price to sell our portion of interest in a JV, net of the JV partner’s $2,305 contributions in the joint venture.

(5)	We recognized additional loss due to additional incurred costs related to properties sold during 2023.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Owned Properties-SHOP

As discussed above, during the second quarter of 2025, we terminated the Anthem and New Perspective Triple-Net master leases and converted the communities covered under the master leases into our new SHOP segment. Additionally, during the third quarter of 2025, we acquired eight seniors housing communities within our SHOP segment. Accordingly, as of September 30, 2025, our SHOP segment is comprised of 21 seniors housing communities that are managed on behalf of LTC by five independent operators pursuant to the terms of separate management agreements.

The following table summarizes acquisitions within our SHOP segment during the nine months ended September 30, 2025 (dollar amounts in thousands):

					Total		Number	Number
		Purchase		Transaction	Acquisition		of	of
Type of Property	State	Price		Costs	Costs		Properties	Beds/Units
SH	CA	$35,200		$247	$35,447		1	67
SH	KY	39,500		184	39,684		2	158
SH	WI	194,050		165	194,215		5	520
		$268,750	(1)	$596	$269,346	(2)	8	745
(1)	Subsequent to September 30, 2025, we acquired an 88-unit seniors housing community within our SHOP segment in Georgia for $22,900. In conjunction with the acquisition, we entered into a management agreement with an operator new to us.

(2)	Includes $1,176 related to property tax prorations.

The following table presents the total acquisition costs allocated to assets acquired (in thousands):

Amount
Land	$12,884
Buildings and improvements	256,462
Total acquisition costs	$269,346

The following table provides information regarding our SHOP segment as of September 30, 2025 (dollar amounts in thousands):

					Average
			Number	Number	Investment
	Gross		of	of	per
State	Investment		Properties	Beds/Units	Unit
Wisconsin	$217,165		6	620	$350.27
Illinois	57,998		4	264	$219.69
California	48,695		2	133	$366.13
Colorado	41,744		4	228	$183.09
Kentucky	39,684		2	158	$251.16
Kansas	26,220		2	114	$230.00
Ohio	15,021		1	60	$250.35
Total	$446,527	(1)	21	1,577	$283.15
(1)	Subsequent to September 30, 2025, we acquired within our SHOP segment an 88-unit seniors housing community in Georgia for $22,900. In conjunction with the acquisition, we entered into a management agreement with an operator new to us.

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

The following tables provide information regarding our investments in financing receivables at September 30, 2025 (dollar amounts in thousands):

							Type	Number	Number	Investment
Interest		Investment			Gross	LTC	of	of	of	per
Rate		Year	Maturity	State	Investments	Investment	Properties	Properties	Beds/Units	Bed/Unit
7.25%	(1)	2022	2032	FL	$76,545	$62,220	SNF	3	299	$256.00
7.25%	(2)	2023	2033	NC	122,196	119,280	SH	11	523	$233.64
7.25%	(3)	2024	2034	NC/SC	122,460	64,450	SH	13	523	$234.15
7.25%	(4)	2024	2034	NC	41,000	37,985	SH	4	217	$188.94
Total					$362,201	$283,935		31	1,562
(1)	A purchase option available to the seller-lessee is exercisable at the beginning of the fourth lease year (2025) through the end of the fifth lease year (2027), with an exit IRR of 8.5%. Subsequent to September 30, 2025, the operator provided notice of its intent to exercise its purchase option.

(2)	The seller-lessee has the option to buy the properties in multiple tranches and in serial closings approved by LTC with an exit IRR of 9.0% on any portion of the properties being purchased.

(3)	During the second quarter of 2024, we funded an additional $5,546 under a mortgage loan receivable due from an ALG affiliate secured by 13 ALFs and MCs located in North Carolina (12) and South Carolina (1). We then entered into a newly formed $122,460 JV with ALG, whereby we exchanged our $64,450 mortgage loan receivable for a 53% controlling interest in the JV. Concurrently, ALG contributed these properties to the joint venture for a 47% non-controlling interest. The JV leased the properties to an ALG affiliate under a 10-year master lease, with two five-year renewal options and provided the seller-lessee with a purchase option exercisable through 2028, with an exit IRR of 8.0%.

(4)	During the second quarter of 2024, we funded an additional $2,766 under a mortgage loan receivable due from an ALG affiliate secured by four ALFs located in North Carolina. We then entered into a newly formed $41,000 JV with ALG, whereby we exchanged $37,985 mortgage loan receivables for a 93% controlling interest in the JV. Concurrently, ALG contributed these properties and a parcel of land to the joint venture for a 7% non-controlling interest. The JV leased the properties to an ALG affiliate under a 10-year master lease, with two five-year renewal options and provided the seller-lessee with a purchase option exercisable through 2028, with an exit IRR of 8.0%.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Mortgage Loans

The following table sets forth information regarding our investments in mortgage loans secured by first mortgages at September 30, 2025 (dollar amounts in thousands):

						Type	Percentage	Number of				Investment
				Gross		of	of			SNF	SH	per
Interest Rate		Maturity	State	Investment		Property	Investment	Loans (2)	Properties (3)	Beds	Units	Bed/Unit
7.8%		2025	FL	$15,956		SH	4.0%	1	1	—	112	$142.46
7.3%		2026	NC	10,750		SH	2.7%	1	1	—	45	$238.89
8.8%		2026	MI	16,486		SH	4.2%	1	1	—	85	$193.95
9.0%	(4)	2030	IL	1,177		UDP	0.3%	1	—	—	—	$—
8.5%		2030	FL	39,330		SH	10.0%	1	1	—	250	$157.32
8.3%		2030	CA	55,350		SH	14.1%	1	2	—	171	$323.68
11.1%	(5)	2043	MI	180,388		SNF	45.8%	1	14	1,749	—	$103.14
10.1%	(6)	2045	MI	39,700		SNF	10.1%	1	4	480	—	$82.71
10.5%	(6)	2045	MI	19,650		SNF	5.0%	1	2	201	—	$97.76
10.8%	(6)	2045	MI	14,800		SNF	3.8%	1	1	146	—	$101.37
Total				$393,587	(1)		100.0%	10	27	2,576	663	$121.51
(1)	Excludes the impact of the credit loss reserve.

(2)	Some loans contain certain guarantees and provide for certain facility fees.

(3)	Our mortgage loans are secured by properties located in five states with six borrowers.

(4)	During 2024, we committed to fund a $26,120 mortgage loan for the construction of a 116-unit ILF, ALF and MC located in Illinois. The borrower contributed $12,300 of equity which initially funded the construction. During the third quarter of 2025, we began funding the commitment. The loan bears interest at a current rate of 9.0% and an IRR of 9.5%.

(5)	During the three months ended September 30, 2025, we modified the mortgage loan with Prestige Healthcare (“Prestige”), the borrower, to increase the current interest paid by the borrower from 8.5% to the full contractual interest rate of 11.14% and escalated annually. The modification was effective July 1, 2025. Additionally, the modification provides Prestige an option to prepay their mortgage loan at par without penalty within a 12-month window beginning in July 2026. Prestige will have to provide us with a 90-day notice of its intention to exercise the option, and the ability for Prestige to exercise the pre-payment option is contingent on several factors including Prestige being current and in good standing on all its mortgage loans with LTC and obtaining replacement financing. In conjunction with the loan modification and the penalty-free early payoff option, we wrote-off $41,455 of interest previously accrued related to this mortgage loan. For more information related to the effective interest write-off see additional discussion below.

(6)	Mortgage loans provide for 2.25% annual increases in the interest rate.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

As noted in the table above, we modified the Prestige $180,388,000 mortgage loan to increase the current interest paid by the borrower from 8.5% to the full contractual interest rate of 11.14% escalated annually. The modification was effective July 1, 2025. Additionally, the modification provides Prestige an option to prepay their mortgage loan at par and without penalty within a 12-month window beginning in July 2026. In evaluating the impact of the prepayment provisions allowing the borrower to settle the obligation at an amount less than amounts previously accrued under the effective interest method, we wrote-off $41,455,000 of interest receivable previously accrued related to this mortgage loan during the three months ended September 30, 2025.

The following table summarizes our mortgage loan activity for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025		2024
Originations and funding under mortgage loans receivable	$99,590	(1)	$19,078	(2)
Exchange of mortgage loans for controlling interests in joint ventures accounted for as financing receivables	—		(102,435)	(3)
Pay-offs received	(21,281)		(34,094)
Application of interest reserve	—		169
Scheduled principal payments received	(450)		(380)
Mortgage loan premium amortization	(6)		(4)
(Provision) recovery for loan loss reserve	(779)		1,176
Net increase (decrease) in mortgage loans receivable	$77,074		$(116,490)
(1)	Includes the following:
(a)	$55,350 under a $57,550 mortgage loan commitment secured by two ALF/MC with a total of 171 units in California. The loan term is five years at a rate of 8.3%;

(b)	$39,330 under a $42,300 mortgage loan commitment secured by a 250-unit ILF, ALF and MC in Florida. The loan term is five years at a fixed rate of 8.5%;

(c)	$3,733 under a $19,500 mortgage loan commitment for the construction of an 85-unit ALF and MC in Michigan. The borrower contributed $12,100 of equity upon origination in July 2023, which was used to initially fund the construction. Our remaining commitment is $3,013. The interest-only loan term is approximately three years at a rate of 8.75%, and includes two one-year extensions, each of which is contingent on certain coverage thresholds; and

(d)	$1,177 under a $26,120 mortgage loan commitment for the construction of a 116-unit ILF, ALF and MC located in Illinois. The borrower contributed $12,300 of equity which was used to initially fund the construction. During the third quarter of 2025, we began funding this commitment. Our remaining commitment is $24,943. The loan bears interest at a current rate of 9.0% and an IRR of 9.5%.

(2)	Includes the following:

(a)	$9,999 under a $19,500 mortgage loan commitment. For an explanation of the terms and other relevant information related to this mortgage loan see (1) (c) above;

(b)	$5,546 of additional funding under a mortgage loan receivable agreement with an ALG affiliate secured by 13 ALFs and MCs in North Carolina (12) and South Carolina (1). During the three months ended June 30, 2024, we exchanged this $64,450 mortgage loan receivable for a controlling interest in a JV investment with an ALG affiliate. See Financing Receivables above for more information;

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

4.	Investment in Unconsolidated Joint Ventures

We have a preferred equity investments in one joint venture and an acquisition, development and construction (“ADC”) loan. We determined that each of these JVs meet the accounting criteria to be considered a variable interest entity (“VIE”). We are not the primary beneficiary of the JVs as we do not have both: 1) the power to direct the activities that most significantly affect the JVs’ economic performance, and 2) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. However, we do have significant influence over the JVs. Therefore, we have accounted for the JVs using the equity method of accounting. During 2025, we received $15,962,000, which includes a 13% exit IRR of $2,962,000, from the redemption of our preferred equity investment in a joint venture that owns a 267-unit independent and assisted living community in Washington. The following table provides information regarding our unconsolidated joint venture investments at September 30, 2025 (dollar amounts in thousands):

	Type	Type		Total	Contractual	Number
	of	of		Preferred	Cash	of	Carrying
State	Properties	Investment		Return	Portion	Beds/ Units	Value
Texas	SNF	Senior Loan	(1)	9.2%	9.2%	104	$12,002	(1)
Washington	SH	Preferred Equity	(2)	12.0%	9.0%	109	6,340	(2)
Total						213	$18,342
(1)	Represents a $12,700 mortgage loan, which is comprised of $11,164 funded at origination during the three months ended June 30, 2024, an interest reserve of $750 and a capital expenditure reserve of $786. In accordance with GAAP, this mortgage loan was determined to be an ADC loan and is accounted for as an unconsolidated JV. The five-year mortgage loan is interest-only at a current rate of 9.15%.

(2)	Our investment represents 15.5% of the total investment. The preferred equity investment earns an initial cash rate of 7% increasing to 9% in year four until the IRR is 8%. After achieving an 8% IRR, the cash rate drops to 8% with an IRR ranging between 12% to 14%, depending upon timing of redemption. We have the option to require the JV partner to purchase our preferred equity interest at any time between August 17, 2031 and December 31, 2036.

The following table summarizes our capital contributions, income recognized, and cash interest received related to our investments in unconsolidated joint ventures during the nine months ended September 30, 2025 and 2024 (in thousands):

	Type
	of	Income		Cash Income		Non-cash
Year	Properties	Recognized		Earned		Income Accrued
2025	SNF	$434		$434		$—
	SH	884		884		—
	SH (1)	3,225	(1)	3,260	(1)	53
Total		$4,543		$4,578		$53

2024	SNF	$589		$589		$—
	SH	359		359		—
	SH (1)	791		—		791
Total		$1,739		$948		$791
(1)	During 2025, our preferred equity investment in a JV that owns a 267-unit ILF and ALF in Washington was redeemed for $15,962, which included a 13% exit IRR of $2,962.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

5.	Notes Receivable

Notes receivable consist of working capital loans and a mezzanine loan. The following table summarizes our investments in notes receivable at September 30, 2025 (dollar amounts in thousands):

Interest			Type of	Gross			Type of
Rate	IRR	Maturity	Loan	Investment		# of loans	Property
9.0%	—	2026	Working capital	$25		1	SH
8.0%	11.0%	2027	Mezzanine	25,000		1	SH
0.0%	—	2028	Working capital	1,028		1	SNF
7.6%	—	2030	Working capital	957		1	SH
				$27,010	(1)	4
(1)	Excludes the impact of credit loss reserve.

The following table is a summary of our notes receivable components as of September 30, 2025 and December 31, 2024 (in thousands):

	At September 30, 2025	At December 31, 2024
Mezzanine loans	$25,000	$42,000
Working capital loans	2,010	5,717
Notes receivable credit loss reserve	(270)	(477)
Total notes receivable, net of credit loss reserve	$26,740	$47,240

The following table summarizes our notes receivable activity for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025		2024
Advances under notes receivable	$25		$340
Principal payments received under notes receivable	(18,039)	(1)	(13,268)	(3)
Write-off of notes receivable	(2,693)	(2)	—
Recovery of credit losses	207		129
Net decrease in notes receivable	$(20,500)		$(12,799)
(1)	Includes the following:

(a)	$17,000 related to an early payoff of a mezzanine loan. In conjunction with the mezzanine loan payoff, we received exit IRR income of $2,599 recognized as Interest and other income in our Consolidated Statements of Income. The exit IRR income was partially offset by $1,624 of effective interest previously recognized over the term of the mezzanine loan through payoff;

(b)	$639 related to the payoff of three working capital loans; and

(c)	$400 related to the paydown of a working capital loan.

(2)	Represents the write-off of Anthem Memory Care LLC (“Anthem”) working capital note in connection with the conversion of Anthem’s Triple-Net leases to SHOP.

(3)	During 2024, we received $11,986 towards the paydown of a $13,531 working capital note. The remaining $1,545 balance of the working capital note is interest free and will be repaid in installments through 2028. Additionally, we received an aggregate of $1,282 related to the payoff of two working capital notes.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

6.	Lease Incentives

Our non-contingent lease incentive balances at September 30, 2025 and December 31, 2024 were $2,717,000 and $3,522,000, respectively. The following table summarizes our lease incentives activity for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025		2024
Lease incentives funded	$—		$1,794
Amortization of lease incentives	(556)		(626)
Adjustment for collectability of lease incentives	(249)	(1)	—
Other adjustments	—		(191)	(2)
Net (decrease) increase in non-contingent lease incentives	$(805)		$977
(1)	Represents uncollectible lease incentive balances written-off due to the termination of two existing leases with the same operator, and combining them into a single master lease.

(2)	Represents lease incentive balances written-off due to property sales.

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

Financing receivables. We obtained controlling interests in JVs that acquired properties through sale and leaseback transactions. The JVs concurrently leased the purchased properties to affiliates of sellers and provided the sellers-lessees with purchase options. We consolidated the JVs as Financing receivables on our Consolidated Balance Sheets. For more information regarding these transactions See Note 3. Real Estate Investments above. At September 30, 2025, we had investments in four JVs accounted for as financing receivables that owned 31 properties in three states. In addition to owning the properties through our controlling interests in the JVs, generally, these leases provide one or more of the following: security deposits, property tax impounds, repair and maintenance escrows and other credit enhancements such as corporate or personal guarantees or letters of credit.

Mortgage loans. As part of our strategy of making investments in properties used in the provision of long-term health care services, we provided mortgage loan financing on such properties. At September 30, 2025, we had ten mortgage loans secured by 27 properties in five states with six borrowers. In addition to a lien on the mortgaged properties, the loans are generally secured by non-real estate assets of the properties and contain certain other security provisions in the form of letters of credit and/or security deposits.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Notes receivable. Our notes receivable consist of working capital notes and a mezzanine loan. Security for these notes can include all or a portion of the following credit enhancements: secured second mortgage, pledge of equity interests and personal/corporate guarantees.

The following table summarizes our financial instruments within the scope of ASC 326 by year of origination (dollar amounts in thousands):

	Year of origination (1)						At September 30, 2025
Investment Type:	2025	2024	2023	2022	2021	Prior	Total	Credit loss reserve
Financing receivables	$—	$163,460	$122,196	$76,545	$—	$—	$362,201	$3,622

Mortgage loans receivable	$94,680	$1,177	$27,237	$—	$15,956	$254,537	$393,587	$3,930

Mezzanine loans	$—	$—	$—	$25,000	$—	$—	$25,000	$250
Working Capital loans	—	25	—	—	1,028	957	2,010	20
Total Notes Receivable	$—	$25	$—	$25,000	$1,028	$957	$27,010	$270
(1)	Excludes paid-off loans. Additional funding, if any, is included in the year of the origination of the initial loan.

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

The expected credit losses related to our financial instruments that are within the scope of ASC 326 are as follows (in thousands):

		Recovery	Provision
	Balance	due to	due to	Balance
	at	Payoffs/	Originations/	at
Description	12/31/2024	Write-offs	additional funding	9/30/2025
Credit Loss Reserve- Financing Receivables	$3,615	$—	$7	$3,622
Credit Loss Reserve- Mortgage Loans Receivable	3,151	(217)	996	3,930
Credit Loss Reserve-Notes Receivable	477	(207)	—	270

We elected not to measure an allowance for expected credit losses on accrued interest receivable under the expected credit loss standard as we have a policy in place to reserve or write off accrued interest receivable in a timely manner through our quarterly review of the loan and property performance. Therefore, we elected the policy to write off accrued interest receivable by recognizing credit loss expense. As of September 30, 2025, the total balance of accrued interest receivable of $21,535,000 was not included in the measurement of expected credit loss. During the nine months ended September 30, 2025, we wrote-off Anthem’s interest receivable of $371,000 in connection with the conversion of Anthem’s Triple-Net leases to SHOP as explained in Note 3. Real Estate Investments. During the nine months ended September 30, 2024, we wrote-off $613,000 of interest receivable related to a partial paydown of a mortgage loan.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

8.	Prepaid Expenses and Other Assets

The following is a summary of our prepaid expenses and other assets at September 30, 2025 and December 31, 2024 (dollar amounts in thousands):

	September 30, 2025	December 31, 2024
Intangible assets	$6,693	$7,212
SHOP prepaid expenses and other assets	1,179	—
Real estate investments, prepaid expenses and other assets	1,855	2,125
Right of use asset, net	2,660	2,741
Interest rate swap asset	1,459	3,815
SHOP accounts receivable, net of credit loss reserve: 2025— $92; 2024— $0	1,948	—
Deferred income tax asset	332	—
Total	$16,126	$15,893

9.	Debt Obligations

Unsecured Credit Facility. Through the first quarter of 2024, we had an unsecured credit agreement (the “Original Credit Agreement”) that provided for an aggregate commitment of the lenders of up to $500,000,000 comprising of a $400,000,000 revolving credit facility (the “Revolving Line of Credit”) and two $50,000,000 term loans (the “Term Loans”). The Term Loans had maturities of November 19, 2025 and November 19, 2026. The Revolving Line of Credit had a maturity date of November 19, 2025 and provided a one-year extension option at our discretion, subject to customary conditions.

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

During the third quarter of 2025, we entered into a new four-year unsecured credit agreement (the “New Credit Agreement”) maturing in July 2029, to replace our previous Credit Agreement. The New Credit Agreement increased the aggregate commitment on our revolving line of credit from $425,000,000 to $600,000,000 and provides for the opportunity to increase the total commitment to an aggregate $1,200,000,000. The New Credit Agreement provides for a one-year extension option, subject to customary conditions. Material terms of the New Credit Agreement remain unchanged. In connection with the New Credit Agreement, the Term Loans were rolled into the new revolving line of credit, keeping the interest rate swap agreements intact at an average 2.3% rate, based on current margins. Based on our leverage at September 30, 2025, the facility provides for interest annually at SOFR plus 115 basis points and a facility fee of 20 basis points.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Interest Rate Swap Agreements. In connection with entering into the Term Loans described above, we entered into two receive variable/pay fixed interest rate swap agreements (the “Interest Rate Swaps”) with maturities of November 19, 2025 and November 19, 2026, respectively, that effectively locked in the forecasted interest payments on the Term Loans’ borrowings over their four and five year terms of the loans. The Interest Rate Swaps are considered cash flow hedges and are recorded on our Consolidated Balance Sheets at fair value in Prepaid expenses and other assets, with cumulative changes in the fair value of these instruments recognized in Accumulated other comprehensive income (loss) on our Consolidated Balance Sheets. As discussed above, during the three months ended September 30, 2025, the Term Loans were paid off using proceeds from our new revolving line of credit under our New Credit Agreement, keeping the Interest Rate Swaps intact through November 2025 at 2.3% and November 2026 at 2.4%, based on current margins. During the three and nine months ended September 30, 2025, we recorded a decrease of $729,000 and $2,356,000 to the fair value of Interest Rate Swaps, respectively. During the three and nine months ended September 30, 2024, we recorded a decrease of $2,326,000 and $2,471,000 to the fair value of Interest Rate Swaps, respectively.

Information regarding our Interest Rate Swaps measured at fair value, which are classified as Level 2 of the fair value hierarchy is presented below (dollar amounts in thousands):

				Notional	Fair Value at
Date Entered	Maturity Date	Swap Rate	Rate Index	Amount	September 30, 2025	December 31, 2024
November 2021	November 19, 2025	2.52%	1-month SOFR	$50,000	$200	$1,305
November 2021	November 19, 2026	2.66%	1-month SOFR	50,000	1,259	2,510
				$100,000	$1,459	$3,815

Senior Unsecured Notes. We have senior unsecured notes held by institutional investors with interest rates ranging from 3.66% to 4.50%. The senior unsecured notes mature between 2026 and 2033.

The senior unsecured notes and the Credit Agreement, contain financial covenants, which are measured quarterly, that require us to maintain, among other things:

●	a ratio of total indebtedness to total asset value not greater than 0.6 to 1.0;

●	a ratio of secured debt to total asset value not greater than 0.35 to 1.0;

●	a ratio of unsecured debt to the value of the unencumbered asset value not greater than 0.6 to 1.0; and
●	a ratio of EBITDA, as calculated in the debt obligation, to fixed charges not less than 1.50 to 1.0.

At September 30, 2025, we were in compliance with all applicable financial covenants. These debt obligations also contain additional customary covenants and events of default that are subject to a number of important and significant limitations, qualifications and exceptions.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table sets forth information regarding debt obligations by component as of September 30, 2025 and December 31, 2024 (dollar amounts in thousands):

		At September 30, 2025		At December 31, 2024
	Applicable		Available		Available
	Interest	Outstanding	for	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing	Balance	Borrowing
Revolving line of credit (2)	4.76%	$548,450	$51,550	$144,350	$280,650
Term loans, net of debt issue costs	n/a	—	—	99,808	—
Senior unsecured notes, net of debt issue costs	4.12%	396,065	—	440,442	—
Total	4.49%	$944,515	$51,550	$684,600	$280,650
(1)	Represents weighted average interest rate as of September 30, 2025.

(2)	Subsequent to September 30, 2025, we repaid $62,900 under our unsecured revolving line of credit. Accordingly, we have $485,550 outstanding and $114,450 available for borrowing under our unsecured revolving line of credit.

During the nine months ended September 30, 2025 and 2024, our debt borrowings and repayments were as follows (in thousands):

	Nine Months Ended September 30,
	2025			2024
Debt Obligations	Borrowings	Repayments		Borrowings	Repayments
Revolving line of credit	$433,500	$(29,400)	(1)	$19,200	$(81,300)
Term loans	—	(100,000)		—	—
Senior unsecured notes	—	(44,500)		—	(44,160)
Total	$433,500	$(173,900)		$19,200	$(125,460)
(1)	Subsequent to September 30, 2025, we repaid $62,900 under our unsecured revolving line of credit. Accordingly, we have $485,550 outstanding and $114,450 available for borrowing under our unsecured revolving line of credit.

10.	Accrued Expenses and Other Liabilities

The following is a summary of our accrued expenses and other liabilities (dollar amounts in thousands):

	September 30, 2025	December 31, 2024
Impounds	$17,439	$12,223
Security deposits	3,975	6,534
Property tax liability	7,297	7,807
Maintenance and repair reserves	5,545	5,961
Accounts payable and other accrued liabilities	5,442	6,085
SHOP liabilities	5,360	—
Deferred commitments	1,872	4,092
Lease liabilities	2,660	2,741
SHOP deferred revenue	1,056	—
	$50,646	$45,443
11.

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

As of September 30, 2025, we have the following consolidated VIEs (in thousands):

				Gross
Investment		Property		Consolidated	Non-Controlling
Year	Purpose	Type	State	Assets	Interests
2024	Own real estate	SH	NC/SC	$122,460	$58,010
2024	Own real estate	SH	NC	41,000	3,015
2023	Own real estate	SH	OH	54,934	9,134
2023	Own real estate	SH	NC	122,195	2,916
2022	Own real estate	SNF	FL	76,545	14,325
Total				$417,134	$87,400
(1)	Includes the total real estate investments and excludes intangible assets.

During the nine months ended September 30, 2025, we acquired our JV partner’s non-controlling interest in a JV that owns two seniors housing communities in Oregon with a total of 186 units for $1,150,000 resulting in us controlling full ownership of these communities. As a result, these VIEs are not listed in the table above.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the nine months ended September 30, 2025, we sold 1,655,100 shares of common stock for $59,316,000 in net proceeds under our Equity Distribution Agreement. In conjunction with the sale of common stock, we incurred $353,000 of costs associated with this agreement which have been recorded in additional paid in capital as a reduction of proceeds received. At September 30, 2025, we had $330,271,000 available under the Equity Distribution Agreement. Subsequent to September 30, 2025, we sold 281,400 shares of common stock for $10,260,000 in net proceeds under our Equity Distribution Agreement. Accordingly, we have $319,881,000 available under the Equity Distribution Agreement.

During the nine months ended September 30, 2024, we sold 1,886,900 shares of common stock for $65,629,000 in net proceeds under our Original Equity Distribution Agreements. In conjunction with the sale of common stock, we incurred $119,000 of costs associated with this agreement which have been recorded in additional paid in capital as a reduction of proceeds received.

During the nine months ended September 30, 2025 and 2024, we acquired 151,018 shares and 49,540 shares, respectively, of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

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

Distributions. We declared and paid the following cash dividends (in thousands):

	Nine Months Ended September 30,
	2025				2024
	Declared		Paid		Declared	Paid
Common Stock (1)	$80,012	(2)	$80,012	(2)	$74,684	$74,684
(1)	Represents $0.19 per share per month for the nine months ended September 30, 2025 and 2024.

(2)	Includes $1,312 of distribution related to vesting of the performance-based stock units.

In October 2025, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of October, November and December 2025, payable on October 31, November 28, and December 31, 2025, respectively, to stockholders of record on October 23, November 20, and December 23, 2025, respectively.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

terms of the awards granted under the 2021 Plan and the 2015 Plan are set by our compensation committee at its discretion. Beginning in the first quarter of 2024, we entered into Performance Stock Unit Award Agreements, based upon absolute and relative total shareholder return, under the 2021 Plan.

During the nine months ended September 30, 2025 and 2024, no stock options were granted or exercised. During the nine months ended September 30, 2024, 5,000 stock options expired and were cancelled. At September 30, 2025 and 2024, we had no stock options outstanding and exercisable.

The following table summarizes our restricted stock activity for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	Shares			Weighted Average Price
	2025		2024	2025	2024
Outstanding, January 1	301,209		258,620	$33.18	$36.43
Granted	135,041		175,431	$34.94	$31.07
Vested	(165,549)	(1)	(132,842)	$33.69	$31.51
Outstanding, September 30	270,701		301,209	$33.75	$33.18
(1)	Includes the accelerated vesting of 13,362 shares of restricted common stock in connection with an employee’s retirement.

During the nine months ended September 30, 2025, 182,915 units of performance-based stock units vested, which includes the accelerated vesting of 19,694 performance-based stock units in connection with an employee’s retirement. No performance-based stock units vested during the nine months ended September 30, 2024.

During the nine months ended September 30, 2025 and 2024, we granted restricted stock and performance-based stock units under the 2021 Plan as follows:

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Compensation expense recognized related to the vesting of restricted common stock and performance-based stock units for the nine months ended September 30, 2024 was $6,791,000. Compensation expense recognized related to the vesting of restricted common stock and performance-based stock units for the nine months ended September 30, 2025, was $7,188,000, which includes $700,000 of compensation expense related to accelerated vesting of restricted common stock and performance-based stock units in connection with an employee’s retirement. Accordingly, the remaining compensation expense to be recognized related to the future service period of unvested outstanding restricted common stock and performance-based stock units are as follows (in thousands):

Remaining
Compensation
Vesting Date	Expense
October-December 2025	$2,140
2026	5,887
2027	2,899
2028	322
Total	$11,248

12.	Commitments and Contingencies

At September 30, 2025, we had commitments as follows (in thousands):

				Total
	Investment		2025	Commitment	Remaining
	Commitment		Funding	Funded	Commitment
Triple-Net properties	$5,256	(1)	$2,211	$3,786	$1,470
SHOP properties	4,328		137	137	4,191
Subtotal: owned real estate properties (Note 3. Real Estate Investments)	9,584		2,348	3,923	5,661
Financing receivables (Note 3.Real Estate Investments)	2,250		777	777	1,473
Accrued incentives and earn-out liabilities (Note 6. Lease Incentives)	4,500	(2)	—	—	4,500
Mortgage loans (Note 3. Real Estate Investments)	69,770	(3)	5,890	20,644	49,126
Joint venture investments (Note 4. Investments in Unconsolidated Joint Ventures)	1,438	(4)	740	740	698
Notes receivable (Note 5. Notes Receivable)	560	(5)	25	25	535
Total	$88,102		$9,780	$26,109	$61,993
(1)	Represents commitments to purchase land and improvements, if applicable, and to develop, re-develop, renovate or expand seniors housing and skilled nursing properties.

(2)	Includes an earn-out payment of up to $3,000 to an operator under a master lease on four SNFs in Texas which were acquired during 2022. The master lease allows either an earn-out payment up to $3,000 or a purchase option. The earn-out payment is available, contingent on achieving certain thresholds per the lease, beginning in April 2024 through March 2027. If neither option is elected within the timeframe defined in the lease, both elections are terminated. For more information regarding the purchase option see Note 3. Real Estate Investments.

(3)	Represents $45,620 related to two construction loans, $19,950 of contingent commitments available upon the borrower achieving certain coverage ratios, and $4,200 of other commitments.

(4)	Represents expenditure reserve of $1,438 related to a mortgage loan secured by a SNF in Texas. The loan is accounted for as an unconsolidated JV in accordance with GAAP. For more information regarding this loan see Note 4. Investment in Unconsolidated Joint Ventures.

(5)	Represents working capital loan commitments.

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

Within our real estate investment segment, two operators each account for approximately 10% or more of our Total revenues. Our SHOP segment is not subject to operator concentration, as the communities are operated on our behalf by independent operators under management agreements. In addition, resident agreements are entered into with individual residents. Accordingly, we are not exposed to operator credit risk to the same extent as within our real estate investment segment. The following table presents information regarding our major operators as of September 30, 2025:

	Number of		Number of		Percentage of
			SNF	SH	Total	Total
Operator	SNF	SH	Beds	Units	Revenues (1)	Assets (2)
Prestige Healthcare (3)	23	—	2,694	93	13.3%	12.7%
ALG Senior Living(4)	—	29	—	1,308	9.8%	14.4%
Total	23	29	2,694	1,401	23.1%	27.1%
(1)	Includes total revenues for the nine months ended September 30, 2025.

(2)	Represents the net carrying value of the mortgage loans and properties we own divided by the Total assets on the Consolidated Balance Sheets.

(3)	The majority of the revenue derived from this operator relates to interest income from mortgage loans.

(4)	The majority of the revenue derived from this operator relates to interest income from financing receivables.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

14.	Earnings per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2025		2024		2025	2024
Net (loss) income	$(18,540)		$30,862		$20,229	$75,289
Less income allocated to non-controlling interests	(1,455)		(1,496)		(4,452)	(2,332)
Less income allocated to participating securities:
Non-forfeitable dividends on participating securities	(154)		(173)		(471)	(511)
Income allocated to participating securities	—		(28)	(1)	—	—	(1)
Total net income allocated to participating securities	(154)		(201)		(471)	(511)
Net (loss) income available to common stockholders	(20,149)		29,165		15,306	72,446
Effect of dilutive securities:
Participating securities (2)	—		—		—	—
Net (loss) income for diluted net income per share	$(20,149)		$29,165		$15,306	$72,446

Shares for basic net income per share	46,123		43,868		45,726	43,313
Effect of dilutive securities:
Performance-based stock units	—	(3)	526		381	526
Participating securities (2)	—		—		—	—
Total effect of dilutive securities	—		526		381	526
Shares for diluted net income per share	46,123		44,394		46,107	43,839

Basic net income per share	$(0.44)		$0.66		$0.33	$1.67
Diluted net income per share	$(0.44)		$0.66		$0.33	$1.65
(1)	The computation of the net income per share for the three and nine months ended September 30, 2024 are made independently. Therefore, the sum of the quarters may not agree with the amounts for the year-to-date periods.

(2)	For the three and nine months ended September 30, 2025 and 2024, the participating securities were excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.

(3)	For the three months ended September 30, 2025, the performance-based stock units were excluded from the calculation of the shares for diluted net income per share as such inclusion would be anti-dilutive.

15.	Fair Value Measurements

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The carrying amount of cash and cash equivalents approximates their fair value because of the short-term maturity of these instruments. We do not invest our cash in auction rate securities. The carrying value and estimated fair value of our financial instruments as of September 30, 2025 and December 31, 2024 were as follows (in thousands):

	At September 30, 2025			At December 31, 2024
	Carrying	Fair		Carrying	Fair
	Value	Value		Value	Value
Financing receivables, net of credit loss reserve	$358,579	$367,061	(1)	$357,867	$363,228	(1)
Mortgage loans receivable, net of credit loss reserve	389,657	519,550	(2)	312,583	386,871	(2)
Notes receivable, net of credit loss reserve	26,740	30,402	(3)	47,240	53,549	(3)
Revolving line of credit	548,450	548,450	(4)	144,350	144,350	(4)
Term loans, net of debt issue costs	—	—	(4)	99,808	100,000	(4)
Senior unsecured notes, net of debt issue costs	396,065	376,268	(5)	440,442	402,394	(5)
(1)	Our investment in financing receivables is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate used to value our future cash inflows of the financing receivables at September 30, 2025 and December 31, 2024 was 7.5% and 7.7%, respectively.

(2)	Our investment in mortgage loans receivable is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash inflows of the mortgage loans receivable at September 30, 2025 and December 31, 2024 was 9.3% and 10.0%, respectively.

(3)	Our investments in notes receivable are classified as Level 3. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash flows of the notes receivable at September 30, 2025 and December 31, 2024 was 7.7% and 7.6%, respectively.

(4)	Our revolving line of credit and term loans bear interest at a variable interest rate. The estimated fair value of our revolving line of credit and term loans approximated their carrying values at September 30, 2025 and December 31, 2024 upon prevailing market interest rates for similar debt arrangements. During the three months ended September 30, 2025, the Term Loans were rolled into our new revolving line of credit.

(5)	Our obligation under our senior unsecured notes is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is measured based upon management’s estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities. At September 30, 2025, the discount rate used to value our future cash outflow of our senior unsecured notes was 5.25% for those maturing before 2030 and 5.5% for those maturing at or beyond 2030. At December 31, 2024, the discount rate used to value our future cash outflow of our senior unsecured notes was 6.25% for those maturing before year 2030 and 6.5% for those maturing at or beyond year 2030.
16.	Segment Information

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the nine months ended September 30, 2025 and 2024, the CODM has been collectively identified as our Executive Chairman and Co-CEOs, who share the responsibility for allocating resources and assessing segment performance.

During the second quarter of 2025, we began utilizing the RIDEA structure and established our SHOP segment. Accordingly, we conduct and manage our business as two operating segments: real estate investments and SHOP and our CODM evaluated the performance of our investments based on net operating income (“NOI”). For more information and reconciliation of NOI see Item 2. Non-GAAP Financial Measures. Summary information by reportable segment for the three and nine months ended September 30, 2025 is as follows (unaudited, in thousands):

	Three Months Ended September 30, 2025
	Real estate		Non-segment
	investment portfolio	SHOP	/corporate	Total
Revenues:
Rental income	$27,842	$—	$—	$27,842
Resident fees and services	—	22,203	—	22,203
Interest income from financing receivables	7,096	—	—	7,096
Interest income from mortgage loans	9,856	—	—	9,856
Interest and other income	2,191	—	102	2,293
Total revenues	46,985	22,203	102	69,290

Income from unconsolidated joint ventures	439	—	—	439
Property level expenses	(2,581)	(17,362)	—	(19,943)
NOI	44,843	4,841	102	49,786
Interest expense				(8,791)
Depreciation and amortization				(8,987)
Write-off of effective interest receivable				(41,455)
Provision for credit losses				(203)
Transaction costs				(587)
General and administrative expenses				(7,523)
Loss on sale of real estate, net				(738)
Income tax expense				(42)
Net loss				$(18,540)

	Nine Months Ended September 30, 2025
	Real estate		Non-segment
	investment portfolio	SHOP	/Corporate	Total
Revenues:
Rental income	$89,463	$—	$—	$89,463
Resident fees and services	—	34,153	—	34,153
Interest income from financing receivables	21,182	—	—	21,182
Interest income from mortgage loans	28,715	—	—	28,715
Interest and other income	4,642	—	406	5,048
Total revenues	144,002	34,153	406	178,561

Income from unconsolidated joint ventures	4,543	—	—	4,543
Property level expenses	(8,483)	(26,781)	—	(35,264)
NOI	140,062	7,372	406	147,840
Interest expense				(24,718)
Depreciation and amortization				(26,925)
Write-off of effective interest receivable				(41,455)
Provision for credit losses				(3,642)
Transaction costs				(7,734)
General and administrative expenses				(22,941)
Loss on sale of real estate, net				(235)
Income tax benefit				39
Net income				$20,229

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the three and nine months ended September 30, 2024, we operated under one reportable segment. Summary information by reportable segment for the three and nine months ended September 30, 2024 is as follows (unaudited, in thousands):

	Three Months Ended September 30, 2024
	Real estate		Non-segment
	investment portfolio	SHOP	/corporate	Total
Revenues:
Rental income	$32,258	$—	$—	$32,258
Resident fees and services	—	—	—	—
Interest income from financing receivables	7,001	—	—	7,001
Interest income from mortgage loans	10,733	—	—	10,733
Interest and other income	5,640	—	151	5,791
Total revenues	55,632	—	151	55,783

Income from unconsolidated joint ventures	692	—	—	692
Property level expenses	(3,186)	—	—	(3,186)
NOI	53,138	—	151	53,289
Expenses:
Interest Expense				(10,023)
Depreciation and Amortization				(9,054)
Impairment Loss				—
Transaction costs				(33)
Recovery for credit losses				(215)
General and administrative expenses				(6,765)
Gain on sale of real estate, net				3,663
Income tax benefit				—
Net income				$30,862

	Nine Months Ended September 30, 2024
	Real estate		Non-segment
	investment portfolio	SHOP	/corporate	Total
Revenues:
Rental income	$97,464	$—	$—	$97,464
Resident fees and services	—	—	—	—
Interest income from financing receivables	14,661	—	—	14,661
Interest income from mortgage loans	35,842	—	—	35,842
Interest and other income	8,389	—	909	9,298
Total revenues	156,356	—	909	157,265

Income from unconsolidated joint ventures	1,739	—	—	1,739
Property level expenses	(9,816)	—	—	(9,816)
NOI	148,279	—	909	149,188
Expenses:
Interest Expense				(31,971)
Depreciation and Amortization				(27,173)
Impairment Loss				—
Transaction costs				(679)
Recovery for credit losses				(942)
General and administrative expenses				(20,016)
Gain on sale of real estate, net				6,882
Income tax benefit				—
Net income				$75,289

Total assets by reportable business segment and segment-level significant expense categories are not disclosed as our CODM do not review such information to evaluate business performance and allocate resources.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

17.	Income Taxes

Our Company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As such, we generally are not taxed on income that is distributed to our stockholders. Under RIDEA, a REIT may lease a "qualified healthcare property" on an arm's-length basis to a taxable REIT subsidiary ("TRS") if the property is operated on behalf of such TRS by a person who qualifies as an “eligible independent operator”. Generally, the rent received from the TRS will meet the related party exception and will be treated as “rents from real property”. A "qualified healthcare property" includes real property and any personal property that is, or is necessary or incidental to the use of, a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility, or other licensed facility which extends medical or nursing or ancillary services to patients. Resident fees and services revenue and related operating expenses for these facilities are reported on our Consolidated Statements of Income and are subject to federal, state and local income taxes. Our provision for income taxes for the three and nine months ended September 30, 2025, was an expense of $42,000 and a benefit of $39,000, respectively. At September 30, 2025, our deferred income tax assets and deferred income tax liabilities with respect to our TRS entity were $332,000 and $80,000, respectively.

18.	Subsequent Events

Subsequent to September 30, 2025, the following events occurred:

Real Estate. We acquired an 88-unit seniors housing community within our SHOP segment in Georgia for $22,900,000. In conjunction with the acquisition, we entered into a management agreement with an operator new to us.

Property Sales. We sold two skilled nursing centers in Florida totaling 240 beds for $43,000,000. We received $41,900,000 of net proceeds and expect to record a gain on sale of approximately $26,000,000. Additionally, we sold five skilled nursing centers in Virginia (4) and California (1) with a total of 656 beds for an aggregate sales price of $79,950,000. We will use the total proceeds of $78,900,000 in a 1031 exchange for the acquisitions within our SHOP segment and anticipate recording an aggregate gain on sale of approximately $52,000,000. These seven properties had an aggregate gross book value and net book value of $71,742,000 and $42,458,000, respectively.

Debt. We repaid $62,900,000 under our unsecured revolving line of credit. Accordingly, we have $485,550,000 outstanding and $114,450,000 available for borrowing under our unsecured revolving line of credit.

Equity: We sold 281,400 shares of common stock for $10,260,000 in net proceeds under our Equity Distribution Agreements. Accordingly, we have $319,881,000 available under our Equity Distribution Agreements.

Additionally, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of October, November and December 2025, payable on October 31, November 28, and December 31, 2025, respectively to stockholders of record on October 23, November 20, and December 23, 2025, respectively.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking. You can identify some of the forward-looking statements by their use of forward-looking words, such as “believes,” “expects,” “may,” “will,” “could,” “would,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or the negative of those words or similar words. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to, our dependence on our operators for revenue and cash flow; operational and legal risks and liabilities under our new SHOP segment; government regulation of the health care industry; changes in federal, state, or local laws limiting real estate investment trust (“REIT”) investments in the health care sector; federal and state health care cost containment measures including reductions in reimbursement from third-party payors such as Medicare and Medicaid; required regulatory approvals for operation of health care facilities; a failure to comply with federal, state, or local regulations for the operation of health care facilities; the adequacy of insurance coverage maintained by our operators; our reliance on a few major operators; our ability to renew leases or enter into favorable terms of renewals or new leases; the impact of inflation, operator financial or legal difficulties; the sufficiency of collateral securing mortgage loans; an impairment of our real estate investments; the relative illiquidity of our real estate investments; our ability to develop and complete construction projects; our ability to invest cash proceeds for health care properties; a failure to qualify as a REIT; our ability to grow if access to capital is limited; and a failure to maintain or increase our dividend. For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and in our publicly available filings with the Securities and Exchange Commission. We do not undertake any responsibility to update or revise any of these factors or to announce publicly any revisions to forward-looking statements, whether as a result of new information, future events or otherwise. Although our management believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to have been correct. The actual results may differ materially from any forward-looking statements due to the risks and uncertainties of such statements.

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

The following graph summarizes our gross investments as of September 30, 2025:

Our primary seniors housing and health care property classifications include skilled nursing centers (“SNF”), independent living communities (“ILF”), assisted living communities (“ALF”), memory care communities (“MC”) and combinations thereof. We also invest in other (“OTH”) types of properties, such as land parcels, projects under development (“UDP”) and behavioral health care hospitals. To meet these objectives, we attempt to invest in properties that provide opportunity for additional value and current returns to our stockholders and diversify our investment portfolio by geographic location, operator, property classification and form of investment. Additionally, during the second quarter of 2025, we began utilizing the structure authorized by the REIT Investment Diversification and Empowerment Act of 2007 (Commonly referred to as “RIDEA”) as permitted by the Housing and Economic Recovery Act of 2008.

We conduct and manage our business as two operating segments for internal reporting and internal decision-making purposes: real estate investments and seniors housing operating portfolio (“SHOP”). For purposes of this quarterly report and other presentations, we generally include ILF, ALF, MC, and combinations thereof in the seniors housing communities classification (“SH”). As of September 30, 2025, seniors housing and health care properties comprised approximately 99.5% of our gross investment portfolio. We have been operating since August 1992.

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

During the second quarter of 2025, we began utilizing the structures provided for in the REIT Investment Diversification and Empowerment Act of 2007 (commonly referred to as “RIDEA”) as permitted by the Housing and Economic Recovery Act of 2008 and established a seniors housing operating portfolio (“SHOP”). Under a typical RIDEA structure, we have certain oversight approval rights and the right to review operational and financial reporting information, but our independent third party operators will ultimately control the day-to-day operations of the property, pursuant to the terms of our management agreements. Offering RIDEA structures represent a further aspect of our traditional strategy of investing through vehicles such as non-cancelable triple-net operating (“NNN” or “Triple-Net”) leases, mortgage loans, and structured finance. We believe that RIDEA structures provide us with additional investment opportunities. During the second quarter of 2025, we terminated the Anthem Memory Care, LLC (“Anthem”) and New Perspective Senior Living, LLC (“New Perspective”) Triple-Net master leases and converted the 13 communities covered under the master leases to our new SHOP segment. Additionally, we acquired eight seniors housing communities within our SHOP segment. Accordingly, as of September 30, 2025, our SHOP segment is comprised of 21 independent living, assisted living and memory care communities that are managed on behalf of LTC by five independent operators pursuant to the terms of separate management agreements. To develop and implement RIDEA structures, we may need to continue to commit financial and operational resources. While we anticipate that adding RIDEA transactions will be positive for our business model, our ability to succeed in this new segment will be determined by numerous factors, including our ability to identify suitable investments and our relationship with operators of RIDEA structures.

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

Real Estate Portfolio Overview

The following tables summarize our real estate investment portfolio as of September 30, 2025 (dollar amounts in thousands):

						Nine Months Ended
						September 30, 2025
		Number of			Percentage	Rental Income		Percentage
	Number of	SNF	SH	Gross	of	and Resident		of Total
Owned Properties	Properties (1)	Beds	Units	Investments	Investments	Fees and Services		Revenues
Owned-Triple-Net:
Seniors Housing	56	—	3,404	$538,256	22.4%	$30,024		18.3%
Skilled Nursing	50	6,113	236	599,663	25.1%	47,635		29.1%
Other (2)	1	118	—	12,005	0.5%	297		0.2%
Subtotal: Triple-Net	107	6,231	3,640	1,149,924	48.0%	77,956	(4)	47.6%
Owned-SHOP:
Seniors Housing	21	—	1,577	446,527	18.6%	34,153	(5)	20.8%
Total Owned Properties	128	6,231	5,217	1,596,451	66.6%	112,109		68.4%

		Number of			Percentage	Interest Income		Percentage
	Number of	SNF	SH	Gross	of	from Financing		of Total
Financing Receivables	Properties (1)	Beds	Units	Investments	Investments	Receivable		Revenues
Seniors Housing	28	—	1,263	285,656	11.9%	16,803		10.2%
Skilled Nursing	3	299	—	76,545	3.2%	4,379		2.7%
Total Financing Receivables	31	299	1,263	362,201	15.1%	21,182		12.9%

		Number of			Percentage	Interest Income		Percentage
	Number of	SNF	SH	Gross	of	from Mortgage		of Total
Mortgage Loans	Properties (1)	Beds	Units	Investments	Investments	Loans		Revenues
Seniors Housing	6	—	663	137,873	5.8%	4,542		2.8%
Skilled Nursing	21	2,576	—	254,537	10.6%	22,865		13.9%
Under Development (3)	—	—	—	1,177	0%	8		0.0%
Total Mortgage Loans	27	2,576	663	393,587	16.4%	27,415	(6)	16.7%

		Number of			Percentage	Interest		Percentage
	Number of	SNF	SH	Gross	of	and other		of Total
Notes Receivable	Properties (1)	Beds	Units	Investments	Investments	Income		Revenues
Seniors Housing	5	—	621	25,982	1.1%	1,970		1.2%
Skilled Nursing	—	—	—	1,028	0.0%	—		0.0%
Total Notes Receivable	5	—	621	27,010	1.1%	1,970	(7)	1.2%

		Number of			Percentage	Income from		Percentage
	Number of	SNF	SH	Gross	of	Unconsolidated		of Total
Unconsolidated Joint Ventures	Properties (1)	Beds	Units	Investments	Investments	Joint Ventures		Revenues
Seniors Housing	1	—	109	6,340	0.3%	884		0.5%
Skilled Nursing	1	104	—	12,002	0.5%	434		0.3%
Total Unconsolidated Joint Ventures	2	104	109	18,342	0.8%	1,318	(8)	0.8%

Total Portfolio	193	9,210	7,873	$2,397,591	100.0%	$163,994		100.0%

	Number	Number of			Percentage
	of	SNF	SH	Gross	of
Summary of Properties by Type	Properties (1)	Beds	Units	Investments	Investments
Seniors Housing	117	—	7,637	$1,440,634	60.1%
Skilled Nursing	75	9,092	236	943,775	39.4%
Other (2)	1	118	—	12,005	0.5%
Under Development (3)	—	—	—	1,177	—%
Total Portfolio	193	9,210	7,873	$2,397,591	100.0%
(1)	We have investments in owned properties, including Triple-Net and SHOP, financing receivables, mortgage loans, notes receivable and unconsolidated joint ventures in 25 states to 31 operators.

(2)	Includes three parcels of land held-for-use and one behavioral health care hospital.

(3)	We funded $1,177 under a $26,120 mortgage loan commitment for the construction of a 116-unit ILF, ALF and MC located in Illinois. The loan bears interest at a current rate of 9.0 % and an IRR of 9.5%.

(4)	Excludes $8,448 variable rental income from lessee reimbursement of our real estate taxes, $4,573 rental income related to termination of master leases and converting the communities into our new SHOP and $1,514 write-off of straight-line rent.

(5)	Resident fees and services include all amounts earned from residents, based on individual resident agreements, at our SHOP communities.

(6)	Excludes $1,300 of interest income related to mortgage loan receivables that have been paid off.

(7)	Included in the Interest and other income line item of our Consolidated Statements of Income. Excludes $2,672 interest income from loans that have been paid off.

(8)	Excludes income from the redemption of our preferred equity investment in a joint venture.

As of September 30, 2025, we had $2.0 billion in net carrying value of investments as follows (dollar amounts in thousands):

		Percentage
	Carrying	of
	Value	Investments
Owned-Triple-Net	$769,326	39.2%
Owned-SHOP	399,824	20.4%
Financing Receivables	358,579	18.2%
Mortgage Loans	389,657	19.9%
Notes Receivable	26,740	1.4%
Unconsolidated Joint Ventures	18,342	0.9%
	$1,962,468	100.0%

The following table provides details on the components of revenues and related net operating income (“NOI”) across our portfolio (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2025
Real Estate Investment segment:
Owned-Triple-Net
Contractual cash rental income	$27,079	$84,781
Variable cash rental income	2,582	8,448
Straight-line rent adjustment (1)	(372)	(1,447)
Adjustment of lease incentives and rental income	(1,271)	(1,514)
Amortization of lease incentives	(176)	(805)
Rental income	27,842	89,463
Financing Receivables:
Cash Interest income from financing receivables	6,731	20,161
Effective interest income (2)	365	1,021
Interest income from financing receivables	7,096	21,182
Mortgage loans receivable:
Cash interest received	9,492	26,395
Effective interest income (3)	364	2,320
Interest income from mortgage loans	9,856	28,715
Other notes receivable:
Interest income-other notes	3,656	5,789
Effective interest adjustment (4)	(1,465)	(1,147)
Interest income from notes receivable	2,191	4,642
Unconsolidated joint ventures
Income from unconsolidated joint ventures	439	4,543

Total revenue-Real Estate Investments segment	47,424	148,545

Property level expenses-real estate investments	(2,581)	(8,483)
NOI-Real Estate Investment segment (5)	$44,843	$140,062

SHOP segment:
Resident Fees and Services:	$22,203	$34,153
Property level expenses-SHOP	(17,362)	(26,781)
NOI-SHOP segment (5)	$4,841	$7,372
(1)	At September 30, 2025, the straight-line rent receivable balance on our Consolidated Balance Sheets was $18,545.

(2)	At September 30, 2025, the financing receivables effective interest receivable balance which is included in the Interest receivable line item on our Consolidated Balance Sheets was $6,517.

(3)	At September 30, 2025, the mortgage loans receivable effective interest receivable balance which is included in the interest receivable line item on our Consolidated Balance Sheets was $13,698.

(4)	At September 30, 2025, the other notes receivable effective interest receivable balance which is included in the interest receivable line item on our Consolidated Balance Sheets was $97.

(5)	See Non-GAAP Financial Measures below for additional information and reconciliation.

The following table outlines information related to our Triple-Net lease extensions during the nine months ended September 30, 2025 (dollar amounts in thousands):

		Number	Number
	Gross	of	of		Original		Extended
Type of Property	Investment	Properties	Beds/Units	State	Maturity		Maturity
SH	$68,767	7	461	IL, MI, OH	May 31, 2025		May 31, 2026
SNF	53,339	6	782	AL, NM	April 30, 2026	(1)	April 30, 2031
SH	32,361	2	159	GA, SC	December 31, 2025		December 31, 2026
SH	25,704	2	88	TX	February 28, 2025		February 28, 2026
SNF	13,053	2	211	SC	February 28, 2026		February 28, 2031
SNF	5,275	2	141	TN	December 31, 2025	(2)	December 31, 2026
	$198,499	21	1,842
(1)	Subsequent to September 30, 2025, Genesis Healthcare, Inc. (“Genesis”) filed for Chapter 11 bankruptcy. Genesis has paid their contractual rent through November 2025.

(2)	The purchase option window provided in the master lease, which expired on December 31, 2024, was extended for another year to December 31, 2025.

Additionally, During 2025, we terminated two existing leases with the same operator and combined them into a single master lease. The new combined master lease has a five-year term with one 1-year extension option and four 5-year extension options. Annual cash rent is $2.5 million for the first lease year escalating by 2.0% annually thereafter. The terms and economics of the new combined master lease are similar to those of the two leases that were terminated. In connection with the termination of these leases, we wrote-off straight-line rent receivable and lease incentive balances totaling $0.5 million. During the fourth quarter of 2025, we expect to convert these seniors housing communities under the new combined master lease from our triple-net portfolio into our SHOP segment. Upon conversion, the new combined master lease will be terminated, and we will enter into a management agreement with an operator new to us. In conjunction with the new master lease termination, we expect to write-off a $1.0 million working capital note during the fourth quarter of 2025.

Also, as previously discussed, during 2025, we terminated the Anthem Triple-Net master leases and converted the communities covered under the master leases into our new SHOP segment. In conjunction with the conversion, we wrote-off Anthem’s working capital note of $2.7 million and the related interest receivable of $0.4 million. In addition, we terminated our New Perspective Triple-Net lease and converted the community covered under the lease into our SHOP segment. In connection with the conversion, we paid New Perspective a $6.0 million lease termination fee.

Update on Certain Operators

ALG Senior Living

We hold controlling interest in three joint ventures with ALG Senior Living (“ALG”). The joint ventures own 28 assisted living and memory care communities in North Carolina (27) and South Carolina (1) with a total of 1,263 units. The joint ventures lease these communities to affiliates of ALG under three 10-year master leases and has provided the lessee with the option to purchase these communities. In accordance with generally accepted accounting principles (“GAAP”), the communities are recorded as Financing Receivables on our Consolidated Balance Sheets. Additionally, ALG operates a 45-unit assisted living and memory care community in North Carolina under a mortgage loan, which was scheduled to mature in January 2025. During 2025, the mortgage loan maturity was extended to May 2026. ALG has paid their contractual rent and interest obligations through November 2025.

Anthem Memory Care

Anthem operated 12 memory care communities located in California, Colorado, Kansas, Illinois and Ohio under Triple-Net master leases. During the second quarter of 2025, we terminated the Anthem Triple-Net master leases and converted the 12 memory care communities covered under the master leases into our new SHOP segment. In conjunction with the conversion, we wrote-off Anthem’s working capital note of $2.7 million and the related interest receivable of $0.4 million during the second quarter of 2025.

Genesis Healthcare, Inc.

During the second quarter of 2025, we received Genesis’ written notice of its exercise of a 5-year extension option, which would extend the term of the lease to April 30, 2031. During the third quarter of 2025, Genesis filed for Chapter 11 bankruptcy. Accordingly, we wrote-off straight-line rent receivable balance of $1.3 million related to Genesis’ master lease. Affiliates of Genesis lease six skilled nursing centers in New Mexico (five) and Alabama (one) with a total of 782 beds under a master lease with LTC. Genesis has paid their contractual rent through November 2025.

Prestige Healthcare

Prestige Healthcare (“Prestige”) operates 21 skilled nursing centers located in Michigan secured under four mortgage loans and two skilled nursing centers located in South Carolina under a master lease. Prestige is our largest operator based upon revenues and assets representing 13.3% of our total revenues and 12.7% of our total assets as of September 30, 2025.

Prior to an amendment in July 2025, under one of the mortgage loans with Prestige secured by 14 properties, the minimum mortgage interest payment due to us was based on an annual current pay rate of 8.5% on the outstanding loan balance. The difference between the contractual interest rate and the current pay interest rate on the outstanding loan balance remained an obligation of Prestige and was payable through the application of security deposits we hold on behalf of Prestige or was payable at maturity

During the first quarter of 2025, we received full contractual cash interest of $5.0 million from Prestige through $3.8 million of cash receipts and application of $1.2 million of Prestige’s security. At March 31, 2025, Prestige’s security totaled $3.8 million.

During the second quarter of 2025, we received full contractual cash interest of $5.0 million from Prestige. None of Prestige’s security was used to pay the difference between the contractual interest rate and the 8.5% current pay interest rate.

During the third quarter of 2025, the Prestige mortgage loan was modified to increase the current interest paid by Prestige from 8.5% to the full contractual interest rate of 11.14% and escalated annually. The modification was effective July 1, 2025. Additionally, the modification provides Prestige an option to prepay their mortgage loan at par and without penalty within a 12-month window beginning in July 2026. Prestige is required to provide us with a 90-day notice of its intention to exercise the option and the ability for Prestige to exercise the pre-payment option is contingent on several factors including Prestige being current and in good standing on all its mortgage loans with LTC and obtaining replacement financing. In conjunction with the loan amendment that provided the borrower with a penalty-free early payoff option, we wrote-off $41.5 million of interest receivable previously accrued related to this loan during the three months ended September 30, 2025. Prestige is current on their contractual loan obligations through November 2025.

Other Operators

We had a JV that owned two assisted living communities with a total of 186 units in Oregon. The communities were leased under two separate leases with the same operator, who was the non-controlling member of the JV. During 2025, we acquired the operator’s $4.0 million non-controlling interest in the JV for $1.2 million and terminated the two existing leases. In connection with the termination of these leases, we wrote-off $0.2 million straight-line rent receivable and $0.3 million lease incentive. Concurrently, we entered into a new combined master lease with the same operator. The new combined master lease has a five-year term with one 1-year extension option and four 5-year extension options. Annual cash rent is $2.5 million for the first lease year, escalating by 2% annually thereafter. Additionally, the master lease provides the operator with an earn-out of up to $4.0 million, contingent on achieving certain performance thresholds. During the fourth quarter of 2025, we expect to convert these two assisted living communities under the new combined master lease from our triple-net portfolio into our SHOP segment. Upon conversion, the new combined master lease will be terminated, and we will enter into a management agreement with an operator new to us. In conjunction with the new master lease termination, we expect to write-off a $1.0 million working capital note during the fourth quarter of 2025.

Additionally, during the first quarter of 2025, we engaged a broker to sell seven skilled nursing centers under a master lease, following the operator’s election not to exercise the renewal option available under the master lease. The master lease covered seven skilled nursing centers in California (1), Florida (2) and Virginia (4) with a gross book value of $71.7 million and was set to mature in January 2026. Accordingly, these centers met the criteria under GAAP as held-for-sale and have been classified as held-for-sale. The operator is obligated to pay rent on the portfolio through maturity and is current on rent obligations through November 2025. Subsequent to September 30, 2025, we sold two skilled nursing centers within this portfolio located in Florida with a total of 240 beds for $43.0 million. We received $41.9 million of net proceeds and expect to record a gain on sale of approximately $26.0 million. Additionally, we sold the remaining five skilled nursing centers in Virginia (4) and California (1) with a total of 656 beds for an aggregate sales price of $80.0 million. We will use the total proceeds of $78.9 million in a 1031 exchange for the acquisitions within our SHOP segment and anticipate recording an aggregate gain on sale of approximately $52.0 million. These seven properties, which were classified as held-for-sale at September 30, 2025, had an aggregate gross book value and net book value of $71.7 million and $42.5 million, respectively.

2025 Activities Overview

The following tables summarize our transactions during the nine months ended September 30, 2025 (dollar amounts in thousands):

SHOP Segment

During the second quarter of 2025, we r the Anthem and New Perspective Triple-Net master leases and converted the communities covered under the master leases into our new SHOP segment. Additionally, during the third quarter of 2025, we acquired eight seniors housing communities within our SHOP segment. Accordingly, as of September 30, 2025, our SHOP segment is comprised of 21 independent living, assisted living and memory care communities that are managed on behalf by five independent operators pursuant to separate management agreements. The following table provides information regarding our SHOP segment as of September 30, 2025 (dollar amounts in thousands):

					Average
			Number	Number	Investment
	Gross		of	of	per
State	Investment		Properties	Beds/Units	Unit
Wisconsin	$217,165		6	620	$350.27
Illinois	57,998		4	264	$219.69
California	48,695		2	133	$366.13
Colorado	41,744		4	228	$183.09
Kentucky	39,684		2	158	$251.16
Kansas	26,220		2	114	$230.00
Ohio	15,021		1	60	$250.35
Total	$446,527	(1)	21	1,577	$283.15
(1)	Subsequent to September 30, 2025, we acquired within our SHOP segment an 88-unit SH in Georgia for $22,900. In conjunction with the acquisition, we entered into a management agreement with an operator new to us. Additionally, we expect to convert two SH from our triple-net portfolio into our SHOP segment during the fourth quarter of 2025. The communities are located in Oregon with a total of 186 units, with an aggregate gross book value of $33,102 and a net book value of $26,535. Upon conversion, the Triple-Net master lease with the existing operator will be terminated and we will enter into a new management agreement with an operator new to us.

The following table summarizes our acquisitions within our SHOP segment during the nine months ended September 30, 2025 (dollar amounts in thousands):

					Total	Number	Number
		Purchase		Transaction	Acquisition	of	of
Type of Property	State	Price		Costs	Costs	Properties	Beds/Units
SH	CA	$35,200		$247	$35,447	1	67
SH	KY	39,500		184	39,684	2	158
SH	WI	194,050		165	194,215	5	520
		$268,750	(1)	$596	$269,346	8	745
(1)	Subsequent to September 30, 2025, we acquired an 88-unit seniors housing community within our SHOP segment in Georgia for $22,900. In conjunction with the acquisition, we entered into a management agreement with an operator new to us.

Investment in Improvement projects

Type of Property	NNN	SHOP
Seniors Housing Communities	$2,648	$2,425
Skilled Nursing Centers	1,600	—
Total	$4,248	$2,425

Properties Held -for-Sale

	Type		Number	Number
	of		of	of	Gross	Accumulated
State	Property		Properties	Beds/units	Investment	Depreciation
CA/FL/VA	SNF	(1)	7	896	$71,742	$(29,284)
(1)	These properties were sold subsequent to September 30, 2025. See footnote (3) to the Properties Sold table below for additional information.

Properties Sold

	Type	Number	Number
	of	of	of	Sales	Carrying	Net
State	Properties	Properties	Beds/Units	Price	Value	(Loss) Gain (1)
Ohio	SH	1	39	$1,000	$670	$236
Ohio (2)	n/a	—	—	1,800	1,342	340
Oklahoma	SH	1	29	670	670	(96)
Texas	n/a	1	—	2,880	3,266	(715)
Total (3)		3	68	$6,350	$5,948	$(235)
(1)	Calculation of net (loss) gain includes cost of sales and write-off of straight-line receivable and lease incentives, when applicable.

(2)	We sold a parcel of land adjacent to a memory care community within our portfolio.

(3)	Subsequent to September 30, 2025, we sold two skilled nursing centers in Florida totaling 240 beds for $43,000. We received $41,900 of net proceeds and expect to record a gain on sale of approximately $26,000. Additionally, we sold five skilled nursing centers in Virginia (4) and California (1) with a total of 656 beds for an aggregate sales price of $79,950. We will use the total proceeds of $78,900 in a 1031 exchange for the acquisitions within our SHOP segment and anticipate recording an aggregate gain on sale of approximately $52,000. These seven properties, which were classified as held-for-sale at September 30, 2025, had an aggregate gross book value and net book value of $71,742 and $42,458, respectively.

Investment in Mortgage Loans Receivable

The following tables provide information regarding our investments in mortgage loans secured by first mortgages at September 30, 2025 (dollar amounts in thousands):

						Type	Percentage	Number of				Investment
				Gross		of	of			SNF	SH	per
Interest Rate		Maturity	State	Investment		Property	Investment	Loans (2)	Properties (3)	Beds	Units	Bed/Unit
7.8%		2025	FL	$15,956		SH	4.0%	1	1	—	112	$142.46
7.3%		2026	NC	10,750		SH	2.7%	1	1	—	45	$238.89
8.8%		2026	MI	16,486		SH	4.2%	1	1	—	85	$193.95
9.0%	(4)	2030	IL	1,177		UDP	0.3%	1	—	—	—	$—
8.5%		2030	FL	39,330		SH	10.0%	1	1	—	250	$157.32
8.3%		2030	CA	55,350		SH	14.1%	1	2	—	171	$323.68
11.1%	(5)	2043	MI	180,388		SNF	45.8%	1	14	1,749	—	$103.14
10.1%	(6)	2045	MI	39,700		SNF	10.1%	1	4	480	—	$82.71
10.5%	(6)	2045	MI	19,650		SNF	5.0%	1	2	201	—	$97.76
10.8%	(6)	2045	MI	14,800		SNF	3.8%	1	1	146	—	$101.37
Total				$393,587	(1)		100.0%	10	27	2,576	663	$121.51
(1)	Excludes the impact of the credit loss reserve.

(2)	Some loans contain certain guarantees and provide for certain facility fees.

(3)	Our mortgage loans are secured by properties located in five states with eight borrowers.

(4)	During 2024, we committed to fund a $26,120 mortgage loan for the construction of a 116-unit ILF, ALF and MC located in Illinois. The borrower contributed $12,300 of equity which initially funded the construction. During the third quarter of 2025, we began funding the commitment. The loan bears interest at a current rate of 9.0% and an IRR of 9.5%.

(5)	During the three months ended September 30, 2025, we modified the mortgage loan to increase the current interest paid by Prestige, the borrower, from 8.5% to the full contractual interest rate of 11.14% escalated annually. The modification was effective July 1, 2025. Additionally, the modification provides Prestige an option to prepay their mortgage loan at par and without penalty within a 12-month window beginning in July 2026. Prestige is required to provide us with a 90-day notice of its intention to exercise the option, and the ability for Prestige to exercise the pre-payment option is contingent on several factors including Prestige being current and in good standing on all its mortgage loans with LTC and obtaining replacement financing. In conjunction with the loan modification that provided the borrower a penalty-free early payoff option, we wrote-off $41,455 of interest receivable previously accrued related to this loan during the three months ended September 30, 2025. For more information related to the effective interest write-off see Note 3. Real Estate Investments.

(6)	Mortgage loans provide for 2.25% annual increases in the interest rate.

	Amount
Originations and funding under mortgage loans receivable	$99,590	(1)
Pay-offs received	(21,281)
Application of interest reserve	—
Scheduled principal payments received	(450)
Mortgage loan premium amortization	(6)
Provision for loan loss reserve	(779)
Net increase in mortgage loans receivable	$77,074
(1)	Includes the following:
(a)	$55,350 under a $57,550 mortgage loan commitment secured by two SH with a total of 171 units in California. The loan term is five years at a rate of 8.3%;

(b)	$39,330 under a $42,300 mortgage loan commitment secured by a 250-unit ILF, ALF and MC in Florida. The loan term is five years at a fixed rate of 8.5%;

(c)	$3,733 under a $19,500 mortgage loan commitment for the construction of an 85-unit ALF and MC in Michigan. The borrower contributed $12,100 of equity upon origination in July 2023, which was used to initially fund the construction. Our remaining commitment is $3,013. The interest-only loan term is approximately three years at a rate of 8.75%, and includes two one-year extensions, each of which is contingent on certain coverage thresholds; and

(d)	$1,177 under a $26,120 mortgage loan commitment for the construction of the construction of a 116-unit ILF, ALF and MC located in Illinois. The borrower contributed $12,300 of equity which was used to initially fund the construction. During the third quarter of 2025, we began funding this commitment. Our remaining commitment is $24,943. The loan bears interest at a current rate of 9.0% and an IRR of 9.5%.

Preferred Equity Investment in Unconsolidated Joint Ventures

During the nine months ended September 30, 2025, we received $16.0 million, which includes a 13% exit IRR of $3.0 million, from the redemption of our preferred equity investment in a joint venture that owns a 267-unit independent and assisted living community in Washington.

Investment in Notes Receivable

	Amount
Advances under notes receivable	$25
Principal payments received under notes receivable	(18,039)	(1)
Write-off of notes receivable	(2,693)	(2)
Recovery of credit losses	207
Net decrease in notes receivable	$(20,500)
(1)	Includes the following:

(a)	$17,000 related to an early payoff of a mezzanine loan. In conjunction with the mezzanine loan payoff, we received exit IRR income of $2,599 recognized as Interest and other income in our Consolidated Statements of Income. The exit IRR income was partially offset by $1,624 of effective interest previously recognized over the term of the mezzanine loan through payoff;

(b)	$639 related to the payoff of three working capital loans; and

(c)	$400 related to the paydown of a working capital loan.

(2)	Represents the write-off of Anthem working capital note in connection with the conversion of its Triple-Net leases to SHOP.

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

On April 22, 2024, CMS issued the Minimum Staffing Standards for Long-Term Care Facilities and Medicaid Institutional Payment Transparency Reporting final rule. The final rule set forth new comprehensive minimum staffing requirements. It finalized a total nurse staffing standard of 3.48 hours per resident day (“HPRD”), which must include at least 0.55 hours per resident day of direct registered nurse care and 2.45 hours per resident day of direct nurse aide care. It permitted facilities to use any combination of nurse staff (registered nurse, licensed practical nurse and licensed vocational nurse, or nurse aide) to account for the additional 0.48 hours per resident day needed to comply with the total nurse staffing standard. CMS also finalized enhanced facility assessment requirements and a requirement to have a registered nurse onsite 24 hours a day, seven days a week (“24/7”), to provide skilled nursing care. The final rule also provided a staggered implementation timeframe of the minimum nurse staffing standards and 24/7 registered nurse requirement based on geographic location as well as possible exemptions for qualifying facilities for some parts of these requirements based on workforce unavailability and other factors. The final rule was challenged in federal courts in Texas and Iowa. An April 2025 decision from the U.S. District Court for the Northern District of Texas and a June 2025 decision from the U.S. District Court for the Northern District of Iowa blocked the rule from taking effect. The Texas federal court vacated the rule in full, finding that CMS had exceeded its authority in promulgating it. Meanwhile, the Iowa federal court only vacated the 24/7 RN requirement and the minimum staffing hours requirement, while leaving the rest of the rule in place. The U.S. Department of Justice appealed the Texas federal court’s decision striking down the entire rule to the U.S. Court of Appeals for the Fifth Circuit, but that appeal was dismiss at the government’s motion on September 19, 2025. The Iowa federal court’s decision was also initially appealed to the U.S. Court of Appeals for the Eighth Circuit, however that appeal was also voluntarily dismissed on a motion by the government on October 3, 2025. Thus both federal district court rulings stand undisturbed. Regardless, however, the 2025 budget reconciliation act (also known as the “One Big Beautiful Bill Act”), signed by President Trump on July 4, 2025, imposes a 10-year moratorium on the implementation and enforcement of the entire rule. So even if a future administration seeks to re-challenge the court’s rulings at some point in the future, CMS is barred from implementing the rule until 2034 at the earliest.

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

Concentration Risk. We evaluate by gross investment our concentration risk in terms of asset mix, real estate investment mix, operator mix and geographic mix. Concentration risk is valuable to understand what portion of our real estate investments could be at risk if certain sectors were to experience downturns. Asset mix measures the portion of our investments that are real property or mortgage loans. The National Association of Real Estate Investment Trusts (“NAREIT”), an organization representing U.S. REITs and publicly traded real estate companies, classifies a company with 50% or more of assets directly or indirectly in the equity ownership of real estate as an equity REIT. Investment mix measures the portion of our investments that relate to our various property classifications. Operator/credit mix measures the portion of our investments that relate to our top five operators. Geographic mix measures the portion of our real estate investment that relate to our top five states.

The following table reflects our recent historical trends of concentration risk (gross investment, in thousands):

	9/30/25	6/30/25	3/31/25	12/31/24	9/30/24
Asset mix:
Owned properties-Triple-Net	$1,149,924	$1,154,836	$1,329,856	$1,333,078	$1,342,188
Owned properties-SHOP	446,527	174,847	—	—	—
Financing receivables	362,201	361,438	361,460	361,482	361,504
Mortgage loan receivables	393,587	356,815	317,527	315,734	364,414
Notes receivable	27,010	44,135	44,786	47,717	48,173
Unconsolidated joint ventures	18,342	17,793	17,602	30,602	30,602
Real estate investment mix:
Senior housing communities	$1,440,634	$1,138,799	$1,100,232	$1,117,588	$1,165,395
Skilled nursing centers	943,775	959,060	958,994	959,020	959,482
Other (1)	12,005	12,005	12,005	12,005	12,005
Under development	1,177	—	—	—	9,999
Operator/credit mix:
ALG Senior Living	$296,405	$295,628	$295,629	$295,629	$307,308
Prestige Healthcare (1)	268,534	268,567	268,896	269,022	269,345
Encore Senior Living	199,187	196,735	195,355	195,276	191,988
HMG Healthcare, LLC	167,917	167,202	166,976	166,716	166,833
Anthem Memory Care, LLC (2)	—	—	153,714	156,407	156,407
Carespring Health Care Management, LLC	102,940	102,940	102,940	102,940	102,940
Remaining operators (2)	916,081	903,945	887,721	902,623	952,060
SHOP operators (2)	446,527	174,847	—	—	—
Geographic mix:
Texas	$314,232	$319,423	$318,584	$318,133	$323,737
North Carolina	302,504	301,727	301,650	301,468	301,142
Michigan	293,889	293,189	292,396	290,450	287,795
Wisconsin	288,933	94,051	93,849	93,844	93,562
Florida	164,697	168,626	130,152	130,174	130,196
Remaining states	1,033,336	932,848	934,600	954,544	1,010,449
(1)	Includes three parcels of land located adjacent to properties securing the Prestige Healthcare mortgage loan and are managed by Prestige.

(2)	During the second quarter of 2025, we terminated the Anthem and New Perspective Triple-Net master leases and converted the communities covered under the master leases into our SHOP segment. Additionally, during the third quarter of 2025, we acquired eight SHs within our SHOP segment. These communities within our SHOP segment operated by independent operators on our behalf are classified as “SHOP operators” during the second and third quarters of 2025. Our SHOP segment is not subject to operator/credit concentration risk.

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

The following table reflects the recent historical trends for our credit strength measures:

Balance Sheet Metrics

	Year to Date		Quarter Ended
	9/30/25		9/30/25			6/30/25			3/31/25			12/31/24			9/30/24
Debt to gross asset value	38.1%		38.1%		(1)	31.3%			31.1%			31.1%		(7)	34.5%
Debt to market capitalization ratio	35.1%		35.1%		(2)	30.4%		(4)	29.5%		(5)	30.3%		(8)	32.3%
Interest coverage ratio (10)	5.0	x	4.8	x	(3)	5.1	x		5.0	x	(6)	4.7	x	(9)	4.2	x
Fixed charge coverage ratio (10)	5.0	x	4.8	x	(3)	5.1	x		5.0	x	(6)	4.7	x	(9)	4.2	x
(1)	Increased due to increase in outstanding debt partially offset by increase in gross asset value.

(2)	Increased due to increase in outstanding debt partially offset by increase in market capitalization resulting from the sale of common stock under our Equity distribution Agreement as well as increase in stock price.

(3)	Decreased due to increase in interest expense and decrease in rental income partially offset by increase in revenue from resident fees and services and interest and other income.

(4)	Increased due to increase in outstanding debt and decrease in market capitalization from lower stock price.

(5)	Decreased due to increase in market capitalization due to increase in stock price.

(6)	Increased due to decrease in interest expense.

(7)	Decreased due to decrease in outstanding debt, partially offset by decrease in gross asset value.

(8)	Decreased due to decrease in outstanding debt, partially offset by decrease in market capitalization from lower stock price.

(9)	Increased due to decrease in interest expense and increase in rental income, partially offset by decrease in other income.

(10)	In calculating our interest coverage and fixed charge coverage ratios above, we use EBITDAre. See Non-GAAP Financial Measures below for information and reconciliation.

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

Operating Results (unaudited, in thousands)

	Three Months Ended
	September 30,
	2025		2024		Difference
Revenues:
Rental income	$27,842		$32,258		$(4,416)	(1)
Resident fees and services	22,203		—		22,203	(2)
Interest income from financing receivables	7,096		7,001		95
Interest income from mortgage loans	9,856		10,733		(877)	(3)
Interest and other income	2,293		5,791		(3,498)	(4)
Total revenues	69,290		55,783		13,507

Expenses:
Interest expense	8,791		10,023		1,232	(5)
Depreciation and amortization	8,987		9,054		67
Seniors housing operating expenses	17,362		—		(17,362)	(6)
Write-off of effective interest receivable	41,455		—		(41,455)	(7)
Provision for credit losses	203		215		12
Transaction costs	587		33		(554)
Triple-net lease property tax expense	2,581		3,186		605
General and administrative expenses	7,523		6,765		(758)	(8)
Total expenses	87,489		29,276		(58,213)

Loss (gain) on sale of real estate, net	(738)	(9)	3,663	(10)	(4,401)
Income from unconsolidated joint ventures	439		692		(253)
Income tax expense	(42)		—		(42)
Net (loss) income	(18,540)		30,862		(49,402)
Income allocated to non-controlling interests	(1,455)		(1,496)		41
Net income attributable to LTC Properties, Inc.	(19,995)		29,366		(49,361)
Income allocated to participating securities	(154)		(201)		47
Net income available to common stockholders	$(20,149)		$29,165		$(49,314)
(1)	Decreased primarily due to the conversion of 13 communities from Triple-Net to our new SHOP segment, write-off of a straight-line rent receivable balance due to an operator filing for bankruptcy and lower rent from property sales, partially offset by rent increases from fair-market rent resets, escalations and capital improvements.

(2)	Resident fees and services include all amounts earned from residents, based on individual resident agreements, at our SHOP communities.

(3)	Decreased due to $41,455 of interest receivable previously accrued related to Prestige mortgage loan and mortgage loan payoffs partially offset by mortgage loan originations and additional funding.

(4)	Decreased primarily due to aggregate one-time income of $4,052 received in 2024 from two former operators.

(5)	Decreased due to lower average outstanding balance on our revolving line of credit, scheduled principal paydowns on our senior unsecured notes and lower interest rates.

(6)	Represents operating expenses related to our new SHOP segment.

(7)	In conjunction with the Prestige mortgage loan modification that provided Prestige a penalty-free early payoff option, we wrote-off the interest receivable previously accrued related to this mortgage loan.

(8)	Increased primarily due to increase in incentive compensation expenses and other corporate expenses.

(9)	Represents the net loss on sale related to a closed facility in Texas.

(10)	Represents a net gain on sale of an 80-unit SH in Texas.

	Nine Months Ended
	September 30,
	2025		2024		Difference
Revenues:
Rental income	$89,463		$97,464		$(8,001)	(1)
Resident fees and services	34,153		—		34,153	(2)
Interest income from financing receivables	21,182		14,661		6,521	(3)
Interest income from mortgage loans	28,715		35,842		(7,127)	(4)
Interest and other income	5,048		9,298		(4,250)	(5)
Total revenues	178,561		157,265		21,296

Expenses:
Interest expense	24,718		31,971		7,253	(6)
Depreciation and amortization	26,925		27,173		248
Seniors housing operating expenses	26,781		—		(26,781)	(7)
Write-off of effective interest receivable	41,455		—		(41,455)	(8)
Provision for credit losses	3,642		942		(2,700)	(9)
Transaction costs	7,734		679		(7,055)	(10)
Triple-net lease property tax expense	8,483		9,816		1,333
General and administrative expenses	22,941		20,016		(2,925)	(11)
Total expenses	162,679		90,597		(72,082)

(Loss) gain on sale of real estate, net	(235)	(12)	6,882	(13)	(7,117)
Income from unconsolidated joint ventures	4,543		1,739		2,804	(14)
Income tax benefit	39		—		39
Net income	20,229		75,289		(55,060)
Income allocated to non-controlling interests	(4,452)		(2,332)		(2,120)	(3)
Net income attributable to LTC Properties, Inc.	15,777		72,957		(57,180)
Income allocated to participating securities	(471)		(511)		40
Net income available to common stockholders	$15,306		$72,446		$(57,140)
(1)	Decreased primarily due to conversion of 13 communities from Triple-Net to our new SHOP segment, a one-time revenue received in 2024 related to the repayment of $2,377 in rent credits, write-off of a straight-line rent receivable balance due to an operator filing for bankruptcy, lower rent due to property sales and the write-off of a straight-line rent receivable and lease incentive balance in connection with the termination of two existing leases with the same operator, and combining them into a single master lease. These decreases were partially offset by rent increases from fair-market rent resets, annual escalations and amendments.

(2)	Resident fees and services include all amounts earned from residents, based on individual resident agreements, at our SHOP communities.

(3)	Increased primarily due to the exchange of two mortgage loan receivables near the end of the second quarter of 2024 for controlling interests in two newly formed JVs that are accounted for as financing receivables.

(4)	Decreased primarily due to explanation (3) above, write-off of Prestige interest receivable previously accrued and payoffs partially offset by additional mortgage loan funding.

(5)	Decreased primarily due to aggregate one-time income of $4,052 received from two former operators and receipt of insurance proceeds in 2024.

(6)	Decreased due to lower average outstanding balance on our revolving line of credit, scheduled principal paydowns on our senior unsecured notes and lower interest rates.

(7)	Represents operating expenses related to our new SHOP segment.

(8)	In conjunction with the Prestige mortgage loan modification that provided Prestige a penalty-free early payoff option, we wrote-off interest receivable previously accrued related to this mortgage loan.

(9)	Increased due to the write-off of a working capital note and the related interest receivable in connection with the transition of Triple-Net leases covering 12 properties to RIDEA.

(10)	Increased due to $5,971 lease termination fee paid to New Perspective upon conversion of the community covered under a Triple-Net lease into our SHOP segment and additional costs associated with the startup of new RIDEA platform.

(11)	Increased primarily due to one-time expenses related to an employee’s retirement and increase in incentive compensation expenses and other corporate expenses.

(12)	Represents the net loss on sale related to a closed facility in Texas and one SH in Oklahoma partially offset by a net gain on sale related to one SH and a parcel of land adjacent to an MC within our portfolio located in Ohio.

(13)	Represents the gain on sale of a 80-unit SH in Texas, a 110-unit SH in Wisconsin and two closed properties located in Texas, partially offset by the aggregate loss on sale of 6 SHs located in Texas (five) and Florida (one).

(14)	Increased due to the 13% exit IRR of $2,962 received in connection with the redemption of our preferred equity investment in a JV.

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

The following table reconciles GAAP net income available to common stockholders to NAREIT FFO available to common stockholders (unaudited, amounts in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
GAAP net (loss) income available to common stockholders	$(20,149)	$29,165	$15,306	$72,446
Add: Depreciation and amortization	8,987	9,054	26,925	27,173
Add/(Less): Loss/(Gain) on sale of real estate, net	738	(3,663)	235	(6,882)
NAREIT FFO attributable to common stockholders	$(10,424)	$34,556	$42,466	$92,737
NAREIT FFO attributable to common stockholders per share:
Effect of dilutive securities:
Add: Participating securities	—	201	—	511
Diluted NAREIT FFO attributable to common stockholders	$(10,424)	$34,757	$42,466	$93,248

Weighted average shares used to calculate NAREIT FFO per share:
Shares for basic net income per share	46,123	43,868	45,726	43,313
Effect of dilutive securities:
Performance-based stock units	—	526	381	526
Participating securities	—	302	—	294
Total effect of dilutive securities	—	828	381	820
Shares for diluted FFO per share	46,123	44,696	46,107	44,133

Net Operating Income

Net operating income or NOI is a non-GAAP financial measure that is calculated as net income (loss) (computed in accordance with GAAP) before (i) general and administrative expenses, (ii) transaction costs, (iii) write-off of effective interest, (iv) provision for credit losses, (v) impairment loss, (vi) depreciation and amortization, (vii) interest expense, (viii) gain or loss on sale of real estate and (ix) income tax benefit or expense. We use NOI to reflect the operating performance of our portfolio because NOI excludes certain items that are not associated with the operations of our properties.

NOI is not equivalent to our net income (loss) as determined under GAAP. Additionally, our use of the term NOI may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount. Therefore, caution should be exercised when comparing our NOI to that of other REITs.

The following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure to NOI for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net (loss) income	$(18,540)	$30,862	$20,229	$75,289
Add/ (Less): Income tax expense (benefit)	42	—	(39)	—
Add/ Less : Loss (gain) on sale of real estate, net	738	(3,663)	235	(6,882)
Add: General and administrative expense	7,523	6,765	22,941	20,016
Add: Transaction costs	587	33	7,734	679
Add: Write-off of effective interest	41,455	—	41,455	—
Add: Provision for credit losses	203	215	3,642	942
Add: Depreciation and amortization	8,987	9,054	26,925	27,173
Add: Interest expense	8,791	10,023	24,718	31,971
NOI	$49,786	$53,289	$147,840	$149,188

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

The following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure to EBITDAre for the periods presented below (in thousands):

	Year to Date		Three Months Ended
	9/30/25		9/30/25		6/30/25		3/31/25		12/31/24		9/30/24
Net income (loss)	$20,229		$(18,540)		$16,548		$22,221		$19,590		$30,862
Add/Less: (Loss) gain on sale	235		738		(332)		(171)		(1,097)		(3,663)
Less/Add: Income tax (benefit) expense	(39)		42		(81)		—		—		—
Add: Impairment loss	—		—		—		—		6,953		—
Add: Interest expense	24,718		8,791		8,014		7,913		8,365		10,023
Add: Depreciation and amortization	26,925		8,987		8,776		9,162		9,194		9,054
EBITDAre	72,068		18		32,925		39,125		43,005		46,276
Add/(Less) : Non-recurring one-time items	50,834	(1)	42,418	(2)	8,011	(3)	405	(4)	(3,379)	(5)	(4,173)	(6)
Adjusted EBITDAre	$122,902		$42,436		$40,936		$39,530		$39,626		$42,103

Interest expense	$24,718		$8,791		$8,014		$7,913		$8,365		$10,023

Interest coverage ratio	5.0	x	4.8	x	5.1	x	5.0	x	4.7	x	4.2	x

Interest expense	$24,718		$8,791		$8,014		$7,913		$8,365		$10,023
Total fixed charges	$24,718		$8,791		$8,014		$7,913		$8,365		$10,023

Fixed charge coverage ratio	5.0	x	4.8	x	5.1	x	5.0	x	4.7	x	4.2	x
(1)	See (2), (3) and (4) below for explanation.

(2)	Includes $41,455 effective interest write-off related to a mortgage loan amendment that permits penalty-free early payoff window within an allowable window, $1,271 straight-line rent receivable write-off due to an operator’s bankruptcy filing, $554 provision for credit losses related to mortgage loan originations and $488 of one-time transaction costs in connection with the transition to RIDEA partially offset by the exit IRR of $975 received in connection with an early payoff of a mezzanine loan and recovery of credit losses of $375 related to loan payoffs.

(3)	Includes $5,971termination fee paid to New Perspective, $1,136 one-time costs associated with an employee’s retirement, $520 of one-time RIDEA transaction costs and $384 provision for credit losses related to a mortgage loan origination.

(4)	Includes $2,693 write-off of a working capital note, $371 of related interest receivable, and $303 of one-time transaction costs, all in connection with the transition to RIDEA, partially offset by the 13% exit IRR of $2,962 received in connection with the redemption of our preferred equity investment in a JV.

(5)	Includes a one-time additional straight-line income of $3,158 related to restoring accrual basis accounting for two master leases, recovery of credit losses of $511 related to a mortgage loan receivable write-off, partially offset by $290 provision for credit losses related to the write-off of an uncollectible loan receivable.

(6)	Includes an aggregate one-time income of $4,493 received from three former operators, the recovery of provisions for credit losses of $293 related to a mortgage loan receivable payoff, partially offset by the uncollectible effective interest write-off of $613 of interest receivable related to the partial paydown of a mortgage loan receivable.

Liquidity and Capital Resources

Sources and Uses of Cash

As of September 30, 2025, we had $400.0 million in liquidity as follows (amounts in thousands, except per share amounts):

	At September 30, 2025
Cash and cash equivalents	$17,933
Available under unsecured revolving line of credit	51,550	(1)
Available under Equity Distribution Agreement	330,271	(2)
Total Liquidity	$399,754	(3)
(1)	Subsequent to September 30, 2025, we repaid $62,900 under our new revolving line of credit. Accordingly, we have $485,550 outstanding and $114,450 available for borrowing under our unsecured revolving line of credit.

(2)	Subsequent to September 30, 2025, we sold 281,400 shares of common stock under our Equity Distribution Agreement. Accordingly, we had $319,881 available under the Equity Distribution Agreement.

(3)	Subsequent to September 30, 2025, we had $452,264 in liquidity. See (1) and (2) above.

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

Our primary sources of cash include rent, resident fees and services, interest receipts, borrowings under our unsecured credit facility, public and private issuances of debt and equity securities, proceeds from investment dispositions and principal payments on loans receivable. Our primary uses of cash include dividend distributions, debt service payments (including principal and interest), seniors housing operating expenses, property tax expenses, real property investments (including acquisitions, capital expenditures and construction advances), loan advances and general and administrative expenses. These sources and uses of cash are reflected in our Consolidated Statements of Cash Flows as summarized below (in thousands):

	Nine Months Ended September 30,		Change
Net cash provided by (used in):	2025	2024	$
Operating activities	$98,038	$91,998	$6,040
Investing activities	(317,100)	40,379	(357,479)
Financing activities	227,581	(117,623)	345,204
Increase in cash and cash equivalents	8,519	14,754	(6,235)
Cash and cash equivalents, beginning of period	9,414	20,286	(10,872)
Cash and cash equivalents, end of period	$17,933	$35,040	$(17,107)

Debt Obligations

Unsecured Credit Facility. We had an unsecured credit agreement (the “Credit Agreement”) that provided for an aggregate commitment of the lenders of up to $525.0 million comprised of a $425.0 million revolving credit facility (the “Revolving Line of Credit”) and two $50.0 million term loans (the “Term Loans”). The Term Loans had maturities of November 19, 2025 and November 19, 2026. The Revolving Line of Credit has a maturity date of November 19, 2026. The Credit Agreement permitted us to request increases to the Revolving Line of Credit and Term Loans commitments up to a total of $1.0 billion.

During the third quarter of 2025, we entered into a new four-year unsecured credit agreement (“New Credit Agreement”) maturing in July 2029, to replace our previous Credit Agreement. The New Credit Agreement increased the aggregate commitment on our revolving line of credit from $425.0 million to $600.0 million and provides for the opportunity to increase the total commitment to an aggregate of $1.2 billion. The New Credit Agreement provides for a one-year extension option, subject to customary conditions. Material terms of the New Credit Agreement remain unchanged. In connection with the New Credit Agreement, the Term Loans were rolled into the new revolving line of credit, keeping the interest rate swap agreements intact at an average 2.3% rate, based on current margins. Based on our leverage at September 30, 2025, the facility provides for interest annually at SOFR plus 115 basis points and a facility fee of 20 basis points.

Interest Rate Swap Agreements. In connection with entering into the Term Loans as described above, we entered into two receive variable/pay fixed interest rate swap agreements (the “Interest Rate Swaps”) with maturities of November 19, 2025 and November 19, 2026, respectively, that effectively locked in the forecasted interest payments on the Term Loans’ borrowings over their four and five year terms of the loans. The Interest Rate Swaps are considered cash flow hedges and are recorded on our Consolidated Balance Sheets at fair value, with changes in the fair value of these instruments recognized in Accumulated other comprehensive income (loss) on our Consolidated Balance Sheets. During the three and nine months ended September 30, 2025, we recorded a decrease of $0.7 million and $2.4 million in fair value of Interest Rate Swaps, respectively. As discussed above, during the third quarter of 2025, Term Loans were paid off using proceeds from our new revolving line of credit under our New Credit

Agreement, keeping the Interest Rate Swaps intact through November 2025 at 2.3% and November 2026 at 2.4%, based on current margins.

As of September 30, 2025, the terms of the Interest Rate Swaps are as follows (dollar amounts in thousands):

				Notional	Fair Value at
Date Entered	Maturity Date	Swap Rate	Rate Index	Amount	September 30, 2025
November 2021	November 19, 2025	2.52%	1-month SOFR	$50,000	$200
November 2021	November 19, 2026	2.66%	1-month SOFR	50,000	1,259
				$100,000	$1,459

Senior Unsecured Notes. We have senior unsecured notes held by institutional investors with interest rates ranging from 3.66% to 4.50%. The senior unsecured notes mature between 2026 and 2033.

The senior unsecured notes and the Credit Agreement, contain financial covenants, which are measured quarterly, that require us to maintain, among other things:

●	a ratio of total indebtedness to total asset value not greater than 0.6 to 1.0;
●	a ratio of secured debt to total asset value not greater than 0.35 to 1.0;
●	a ratio of unsecured debt to the value of the unencumbered asset value not greater than 0.6 to 1.0; and
●	a ratio of EBITDA, as calculated in the debt obligation, to fixed charges not less than 1.50 to 1.0.

At September 30, 2025, we were in compliance with all applicable financial covenants. These debt obligations also contain additional customary covenants and events of default that are subject to a number of important and significant limitations, qualifications and exceptions.

The debt obligations by component as of September 30, 2025 are as follows (dollar amounts in thousands):

	Applicable		Available
	Interest	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing
Revolving line of credit (2)	4.76%	$548,450	$51,550
Senior unsecured notes, net of debt issue costs	4.12%	396,065	—
Total	4.49%	$944,515	$51,550
(1)	Represents weighted average interest rate as of September 30, 2025.

(2)	Subsequent to September 30, 2025, we repaid $62,900 under our new revolving line of credit. Accordingly, we have $485,550 outstanding and $114,450 available for borrowing under our unsecured revolving line of credit.

During the nine months ended September 30, 2025, our debt borrowings and repayments were as follows (in thousands):

Debt Obligations	Borrowings		Repayments
Revolving line of credit	$433,500	(1)	$(29,400)
Term loans	—		(100,000)
Senior unsecured notes	—		(44,500)
Total	$433,500		$(173,900)
(1)	Subsequent to September 30, 2025, we repaid $62,900 under our new revolving line of credit. Accordingly, we have $485,550 outstanding and $114,450 available for borrowing under our unsecured revolving line of credit.

Equity

At September 30, 2025, we had 47,332,792 shares of common stock outstanding, total equity on our balance sheet $1.0 billion and our equity securities had a market value of $1.7 billion. During the nine months ended September 30, 2025, we declared and paid $80.0 million of cash dividends.

During the nine months ended September 30, 2025, we acquired 151,018 shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

Subsequent to September 30, 2025, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of October, November and December 2025, payable on October 31, November 28, and December 31, 2025, respectively, to stockholders of record on October 23, November 20, and December 23, 2025, respectively.

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

During the nine months ended September 30, 2025, we sold 1,655,100 shares of common stock for $59.3 million in net proceeds under our Equity Distribution Agreement. In conjunction with the sale of common stock, we incurred $353,000 of costs associated with this agreement which have been recorded in additional paid in capital as a reduction of proceeds received. At September 30, 2025, we had $330.3 million available under the Equity Distribution Agreement.

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

During the nine months ended September 30, 2025, 165,549 shares of restricted stock and 182,915 performance-based stock units vested. During the nine months ended September 30, 2025, we awarded restricted stock and performance-based stock units as follows:

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the nine months ended September 30, 2025. For additional information, refer to Item 7A as presented in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

We are responsible for, and our financial performance will be impacted by, additional operational and legal risks and liabilities under our new SHOP segment.

During the second quarter of 2025, we began utilizing a structure, as authorized by the REIT Investment Diversification and Empowerment Act of 2007, commonly referred to as “RIDEA”. Under RIDEA, a REIT may lease a qualified healthcare property on an arm's-length basis to a taxable REIT subsidiary ("TRS") if the property is operated on behalf of such TRS by a person/entity who qualifies as an “eligible independent operator.” Under this structure, the eligible operator receives a management fee from our TRS for operating the property as an independent third party.

Properties in our new RIDEA structure are included in our seniors housing operating portfolio (“SHOP”) segment. During the second quarter of 2025, we terminated the Anthem Memory Care, LLC and New Perspective Senior Living, LLC triple-net master leases and converted 12 memory care and one independent and assisted living communities covered under the master leases to our new SHOP segment.

Additionally, during the third quarter of 2025, we acquired eight seniors housing communities within our SHOP segment. We may in the future acquire or transition other properties to a third-party manager using the RIDEA structure in our SHOP segment. There can be no assurance these transitions will improve performance of the properties, and they will also increase our exposure to risks associated with operating in this structure.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 5. OTHER INFORMATION

Insider Trading Arrangements

During the nine months ended September 30, 2025, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6. EXHIBITS

3.1	LTC Properties, Inc. Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025)

3.2	Bylaws of LTC Properties, Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed May 26, 2023)

10.1	Credit Agreement dated as of July 21, 2025 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed July 21, 2025)

31.1	Certification of the Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC.
Registrant

Dated: November 4, 2025	By:	/s/ Caroline Chikhale
Caroline Chikhale
Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Financial Officer)