Form 10-K
period 2025-12-31
LTC PROPERTIES INC
filed 2026-02-24
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,561,278,000 as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter).

The number of shares of common stock outstanding as of February 18, 2026 was 48,509,762.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

Cautionary Statement on Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking. You can identify some of the forward-looking statements by their use of forward-looking words, such as “believes,” “expects,” “may,” “will,” “could,” “would,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or the negative of those words or similar words. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward- looking statements, including, but not limited to, operational and legal risks and liabilities under our new SHOP segment; our dependence on the ability of our third-party independent operators to successfully manage and operate our SHOP communities; our dependence on our operators for revenue and cash flow; government regulation of the health care industry; changes in federal, state, or local laws limiting REIT investments in the health care sector; federal and state health care cost containment measures including reductions in reimbursement from third-party payors such as Medicare and Medicaid; required regulatory approvals for operation of health care facilities; a failure to comply with applicable law or regulations for the operation of health care facilities; the adequacy of insurance coverage maintained by our operators; our reliance on a few major operators; our ability to find suitable replacement operators for our SHOP communities; our ability to renew leases or enter into favorable terms of renewals or new leases; the impact of inflation; operator financial or legal difficulties; the sufficiency of collateral securing mortgage loans; an impairment of our real estate investments; the relative illiquidity of our real estate investments; our ability to develop and complete construction projects; our ability to invest cash proceeds for health care properties; a failure to qualify as a REIT; our ability to grow if access to capital is limited; and a failure to maintain or increase our dividend. For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under “Risk Factors” contained in this report and in other information contained in this report and our publicly available filings with the Securities and Exchange Commission. We do not undertake any responsibility to update or revise any of these factors or to announce publicly any revisions to forward-looking statements, whether as a result of new information, future events or otherwise. Although our management believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to have been correct. The actual results may differ materially from any forward-looking statements due to the risks and uncertainties of such statements.

LTC Properties, Inc.

PART I

Item 1. BUSINESS

General

LTC Properties, Inc., a real estate investment trust (“REIT”), was incorporated on May 12, 1992 in the State of Maryland and commenced operations on August 25, 1992. Historically we have invested primarily in seniors housing and health care properties primarily through ownership, sale-leasebacks, mortgage financing, joint ventures, construction financing and structured finance solutions including preferred equity, bridge and mezzanine lending.

Unless otherwise expressly stated or the context otherwise requires, when we refer to “we,” “our,” “us,” “registrant,” “our company,” “the Company” or similar terms in this Annual Report on Form 10-K, we mean LTC Properties, Inc. and its consolidated subsidiaries.

Investment Policies and Strategies

Our investment policy is to invest primarily in seniors housing and health care properties. Over the past three years, we have underwritten investments in seniors housing communities and health care centers for a total of approximately $781.5 million. Additionally, during the past three years, we have disposed of properties for a total sales price of $252.2 million.

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

Additionally, during the second quarter of 2025, we began utilizing the structure authorized by the REIT Investment Diversification and Empowerment Act of 2007 (commonly referred to as “RIDEA”) as permitted by the Housing and Economic Recovery Act of 2008 and expect to continue using this investment structure in 2026.

In evaluating potential investments, we consider factors such as:

●	type of property;
●	location;
●	competition within the local market and evaluation of the impact resulting from any potential new development projects in construction or anticipated to be approved by local authorities;
●	construction quality, age, condition and design of the property;
●	current and anticipated cash flow of the property and its adequacy to meet operational needs and lease obligations or debt service obligations;
●	experience, reputation and solvency of the operating companies providing services;
●	payor mix of private, managed care, Medicare and Medicaid patients;
●	growth, tax and regulatory environments of the communities in which the properties are located;
●	occupancy and demand for similar properties in the area surrounding the property;
●	Medicaid reimbursement policies and plans of the state in which the property is located;

●	third-party environmental reports, land surveys and market studies (if applicable);
●	energy, water and waste efficiency management practices; and
●	health, safety and wellness practices (air filtration systems, hazardous waste disposal, UV sanitation, etc.).

We seek to diversify our portfolio by operator and by geography, focusing on newer properties with strong cash flows and experienced operators. Our business development team boasts a seasoned roster with decades of collective experience and deep industry relationships. We strive to remain visible and relevant by supporting trade associations, attending and hosting industry conferences and events, speaking on panels and participating in media interviews. We believe these efforts, coupled with relationships will continue to provide investment opportunities in 2026 and beyond.

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

Property Types

We invest in the following types of properties:

●	Independent living communities (“ILF”), also known as retirement communities or senior apartments, offer a sense of community and numerous levels of service, such as laundry, housekeeping, dining options/meal plans, exercise and wellness programs, transportation, social, cultural and recreational activities, on-site security and emergency response programs. Many independent living communities offer on-site conveniences like beauty/barber shops, fitness facilities, game rooms, libraries and activity centers.
●	Assisted living communities (“ALF”) serve people who require assistance with activities of daily living, but do not require the degree of supervision that skilled nursing facilities provide. Services are usually available 24 hours a day and include personal supervision and assistance with eating, bathing, grooming and administering medication. Many assisted living facilities provide a combination of housing, supportive services, personalized assistance and health care designed to respond to individual needs.
●	Memory care communities (“MC”) offer specialized options for people with Alzheimer’s disease and other forms of dementia. These purpose-built, free-standing facilities offer an alternative for private-pay residents affected by memory loss in comparison to other accommodations that typically have been provided within a secured unit of an assisted living or skilled nursing facility. Memory care facilities offer dedicated care, with staff usually available 24 hours a day, and specialized programming for various conditions relating to memory loss in an environment that is typically smaller in scale and more residential in nature than traditional assisted living and skilled nursing facilities.
●	Skilled nursing centers (“SNF”) provide restorative, rehabilitative and nursing care for people not requiring the extensive treatment available at acute care hospitals. Many skilled nursing facilities provide ancillary services that include occupational, speech, physical, respiratory and medical therapies, as well as sub-acute care services which are paid either by the patient, the patient’s family, private health insurance, or through the federal Medicare or state Medicaid programs.
●	Other property types (“OTH”) comprise other types of properties such as land parcels, projects under development (“UDP”) and behavioral health care hospitals.

We include ILF, ALF, MC and combinations thereof in the seniors housing communities (“SH”) classification in some parts of this Annual Report on Form 10-K.

Sources of Revenues

Substantially all of our revenues and sources of cash flows from operations are derived from rental income from triple net operating leases, resident fees and services, interest earned on financing receivables, interest earned on outstanding mortgage loans receivable, interest earned on outstanding notes receivable and income from investments in unconsolidated joint ventures. We depend upon the performance of our operators with respect to the daily management and marketing of long-term health care services offered at our properties.

Investment Portfolio

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview—Investment Portfolio Overview for a table that summarizes our investment portfolio as of December 31, 2025.

As of December 31, 2025, our total investment portfolio included $2.0 billion in carrying value of net investments consisting of $693.4 million or 35.0% invested in net carrying value of owned real properties subject to non-cancelable triple-net leases (“NNN” or “Triple-Net Portfolio”), $508.4 million or 25.7% invested in net carrying value of owned seniors housing operating portfolio (“SHOP”), $359.5 million or 18.1% invested in net carrying value of properties we own accounted for as financing receivables, $381.7 million or 19.3% invested in net carrying value of mortgage loans secured by first mortgages, $25.6 million or 1.3% invested in net carrying value of notes receivable and $12.5 million or 0.6% in net carrying value of unconsolidated joint ventures.

Segments

As described above, we began utilizing the RIDEA structure in the second quarter of 2025 and established a SHOP segment. Accordingly, effective in the second quarter of 2025, we conduct and manage our business as two operating segments, for operating and decision-making purposes: i) real estate investments segment (“Real Estate Investments Segment”), which consists of our Triple-Net Portfolio, financing receivables, mortgage loans, notes receivable and unconsolidated joint ventures and ii) SHOP segment.

Our chief operating decision makers (collectively, the “CODM”) evaluate performance of our investments based on net operating income (“NOI”). The following table summarizes information for our investment portfolio for the year ended December 31, 2025 (dollar amounts in thousands):

				Number of
			Number of	SH	SNF
Segment	NOI (1)	% NOI	Properties	Units	Beds
Real Estate Investment Segment:
Owned real properties-Triple-Net Portfolio	$105,376	51.5%	98	3,454	5,335
Financing receivables	28,315	13.8%	31	1,263	299
Mortgage loan receivables	39,023	19.1%	26	551	2,576
Notes receivables	5,294	2.6%	5	621	—
Unconsolidated joint ventures	6,757	3.3%	1	—	104
Total Real Estate Investment Portfolio	184,765	90.3%	161	5889	8,314
SHOP Segment:
Total SHOP	18,028	8.8%	25	2,073	—
Non-segment:
Total Non-segment	1,935	0.9%	—	—	—
Total Investment Portfolio	$204,728	100.0%	186	7,962	8,314
(1)	NOI is a non-generally accepted accounting principles (“GAAP”) financial measure that is calculated as net income (computed in accordance with GAAP) before (i) general and administrative expenses, (ii) transaction costs, (iii) write-off of effective interest, (iv) provision for credit losses, (v) impairment loss, (vi) depreciation and amortization, (vii) interest expense, (viii) gain or loss on sale of real estate and (ix) income tax benefit or expense. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Non-GAAP Financial Measures for a reconciliation of net income attributable to common stockholders to NOI.

Real Estate Investments Segment

Triple-Net Portfolio

Our triple-net leases require the lessee to pay all taxes, insurance, maintenance and repairs, capital and non-capital expenditures and other costs necessary in the operations of the facilities. The majority of our leases contain provisions for specified annual increases over the rent of the prior year. At December 31, 2025, our Triple-Net Portfolio included 98 properties located in 22 states and leased to 18 different operators.

Financing Receivables

We have entered into joint ventures (“JV”) and contributed into the JVs for the acquisition of properties through sale and leaseback transactions. Concurrently, each of these JVs leased the acquired properties back to an affiliate of the seller and provided the seller-lessee with purchase options. We determined that each of these sale and leaseback transactions meet the accounting criteria to be presented as Financing receivables on our Consolidated Balance Sheets and recorded the rental revenue from these properties as Interest income from financing receivables on our Consolidated Statements of Income. See Item 8. FINANCIAL STATEMENTS— Note 2. Summary of Significant Accounting Policies within our consolidated financial statements for additional information. At December 31, 2025, our financing receivables included 31 properties located in three states and leased to two operators.

Mortgage Loans Receivable

As part of our strategy of making investments in properties used in the provision of long-term health care services, we provide mortgage financing on such properties based on our established investment underwriting criteria. We have also provided construction loans that by their terms convert into purchase/lease transactions or permanent financing mortgage loans upon completion of construction. In addition to a lien on the mortgaged property, the loans are generally secured by certain non-real estate assets of the properties and contain certain other security provisions in the form of letters of credit and/or security deposits. At December 31, 2025, our mortgage loans were secured by 26 properties located in five states with six borrowers.

Notes Receivable

Our investment in notes receivable consists of a mezzanine loan and two working capital loans.

Unconsolidated Joint Ventures

We have a mortgage loan secured by a skilled nursing center in Texas. This mortgage loan was determined to be an acquisition, development and construction (“ADC”) loan and is accounted for as an unconsolidated joint venture. Subsequent to December 31, 2025, the operator provided notice of its intent to pay off this mortgage loan.

SHOP Segment

As the owner of properties in our SHOP segment, we have certain oversight approval rights and the right to review operational and financial reporting information, but our independent third-party SHOP operators ultimately control the day-to-day operations of the properties, pursuant to the terms of our management agreements. At December 31, 2025, our SHOP segment was comprised of 25 seniors housing communities located in ten states that are managed on our behalf by seven independent operators pursuant to separate management agreements.

Our management agreements typically have fixed terms and are subject to renewal under certain conditions. These agreements may include provisions for termination under specific circumstances, with or without the payment of a fee. The SHOP operators generally receive annual management fees which are calculated based on various performance measures, which may include revenue, NOI and other objective financial metrics. Additionally, incentive fees may be awarded if specified performance targets are met.

Insurance

For properties in our Triple-Net Portfolio, we contractually require that all borrowers of funds from us and lessees of any of our properties maintain comprehensive property and general and professional liability insurance that covers us as well as the borrower and/or lessee. For investments in which we own fee simple title to the property and lease it to a third-party tenant, we are a non-possessory landlord and are generally not responsible for what takes place on such property. Nonetheless, claims including those pertaining to general and professional liability may be asserted against us which may result in costs and exposure for which insurance is not available.

For properties in our SHOP segment, our affiliates are licensed operators and are generally responsible for operational costs and expenses and could be held liable for other risks and liabilities. We maintain and/or contractually require that our third-party SHOP operators maintain comprehensive property and general and professional liability insurance. While our third-party SHOP operators typically indemnify us, pursuant to the terms of management agreements, for certain liabilities arising out of certain of their actions such as gross negligence, fraud or willful misconduct, certain liabilities may not be subject to indemnification, it may be difficult to enforce our rights or we may need to seek alternative solutions to ensure the liability is appropriately addressed.

Although we actively monitor and seek to ensure compliance by our third-party independent operators with our insurance requirements, we may be subject to loss for any number of reasons, such as noncompliance on the part of our third-party operators, losses that exceed covered limits or that are not covered, inability of operators to obtain insurance, bankruptcy of a carrier, or insufficient tail coverage.

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

Our SHOP operators, lessees and borrowers compete on a local, regional and, in some instances, national basis with other health care providers. The ability of our SHOP operators, lessees or borrowers to compete successfully for patients or residents at our properties depends upon several factors, including the levels of care and services provided by the SHOP operators, lessees or borrowers, the reputation of the providers, physician referral patterns, physical appearances of the properties, family preferences, financial condition of the operator and other competitive systems of health care delivery within the community, population and demographics.

REIT Tax Status

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. To maintain our qualification as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our shareholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains. As a REIT, we generally are not subject to U.S. federal income tax on the taxable income we distribute to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax at the generally applicable corporate tax rate. Even if we qualify for taxation as a REIT, we may be subject to U.S. federal income tax provisions on certain specific transactions and property, as well as certain state and local taxes on our income, property or net worth and U.S. federal income and excise taxes on our undistributed income. We made no provision for U.S. federal income tax purposes prior to utilizing the RIDEA structure and establishing our taxable REIT subsidiary (“TRS”) during the second quarter of 2025.

Under RIDEA, a REIT may lease a “qualified healthcare property” on an arm's-length basis to a TRS if the property is operated on behalf of such TRS by a person who qualifies as an “eligible independent operator”. Generally, the rent received from the TRS will meet the related party exception and will be treated as “rents from real property”. Rent revenue received from the TRS lessee and lease expense incurred by the TRS are eliminated in consolidation. A "qualified healthcare property" includes real property and any personal property that is, or is necessary or incidental to the use of, a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility, or other licensed facility which extends medical or nursing or ancillary services to patients. Resident fees and services revenue and related operating expenses for these facilities are reported on our Consolidated Statements of Income and are subject to federal, state and local income taxes. As a result, beginning the second quarter of 2025, we now record income tax provision or benefit with respect to our TRS entity which is taxed under provisions similar to those applicable to regular corporations and not under the REIT provisions. Our provision for income taxes for the year ended December 31, 2025, was $179,000. At December 31, 2025, our deferred income tax assets and deferred income tax liabilities with respect to our TRS entity were $729,000 and $695,000, respectively.

Health Care Regulation

Overview

The health care industry is heavily regulated by the government. We and our SHOP operators, borrowers and lessees who operate health care facilities are subject to extensive regulation by federal, state and local governments. These laws and regulations are subject to frequent and substantial changes resulting from legislation, adoption of rules and regulations, and administrative, executive and judicial interpretations of existing law. These changes may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by both government and other third-party payors. These changes may be applied retroactively. The ultimate timing or effect of these changes cannot be predicted. The failure of any operator of our SHOP communities, borrower of funds from us or lessee of any of our properties to comply with such laws, requirements and regulations could result in sanctions or remedies such as denials of payment for new Medicare and Medicaid admissions, civil monetary penalties, state oversight and loss of Medicare and Medicaid participation or licensure. Such action could affect our SHOP operator’s, borrower’s or lessee’s ability to operate its facility or facilities and could adversely affect such operator’s, borrower’s or lessee’s ability to meet their contractual obligations to us.

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

Health Care Reform and Other Legislative Developments

Federal health care reform, including the Patient Protection and Affordable Care Act, as amended (the “Affordable Care Act”), has expanded access to health insurance, reduced health care costs, and instituted various health policy reforms. Among other things, the Affordable Care Act: reduced Medicare skilled nursing facility reimbursement by a so-called “productivity adjustment” based on economy-wide productivity gains; required the development of a value-based purchasing program for Medicare skilled nursing facility services; authorized bundled payment programs, which can include post-acute services; and provided incentives to state Medicaid programs to promote community-based care as an alternative to institutional long-term care services. In addition, the Affordable Care Act impacts both us and our SHOP operators, lessees and borrowers as employers, including requirements related to the health insurance we offer to our respective employees. Many aspects of the Affordable Care Act have been implemented through regulations and sub-regulatory guidance. In December 2017, federal legislation repealed the Affordable Care Act’s penalty for individuals who fail to maintain health coverage meeting certain minimum standards. Other changes in the law include expiration of the enhanced Affordable Care Act premium subsidies for individuals enrolling in certain plans. Additional revisions of the Affordable Care Act could be made in future, although the details and timing of any such actions are unknown at this time. There can be no assurance that the implementation of the Affordable Care Act or any subsequent modifications or related legal challenges will not adversely impact the operations, cash flows or financial condition of our SHOP communities and our lessees and borrowers, which subsequently could materially adversely impact our revenue and operations.

President Trump, Congress and state legislatures can be expected to continue to review and assess alternative health care delivery systems and payment methodologies, including potential changes in Medicare and Medicaid payment policy for skilled nursing facility services and other types of post-acute care. Additional changes in laws, new interpretations of existing laws, or other changes in payment methodologies may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by the government and other third-party payors. There can be no assurances that enacted or future legislation will not have an adverse impact on the financial condition of our SHOP communities and our borrowers and lessees, which subsequently could materially adversely impact our company.

Reimbursement

The ability of our SHOP operators, borrowers and lessees to generate revenue and profit determines the underlying value of that property to us. Revenues of our SHOP communities and of our borrowers and lessees of skilled nursing centers are generally derived from payments for patient care. Sources of such payments for skilled nursing facilities include the federal Medicare program, state Medicaid programs, private insurance carriers, managed care organizations, preferred provider arrangements, and self-insured employers, as well as the patients themselves.

A significant portion of the revenue of our SHOP communities and of our skilled nursing center borrowers and lessees is derived from governmentally-funded reimbursement programs, such as Medicare and Medicaid. Because of significant health care costs paid by government programs, both federal and state governments have adopted and continue to consider various health care reform proposals to control health care costs. In many instances, revenues from Medicaid programs are insufficient to cover the actual costs incurred in providing care to Medicaid patients. In addition, all states have been making changes to their long-term care delivery systems that emphasize home and community-based long-term care services, in some cases coupled with cost-controls for institutional providers. Increasingly, state Medicaid programs are providing coverage through managed care programs under contracts with private health plans, which is intended to decrease state Medicaid costs. The federal government also has adopted various policies to promote community-based alternatives to institutional services and other initiatives that may impact Medicaid payments. For example, on January 29, 2026, the Centers for Medicare & Medicaid Services (“CMS”) issued a final rule implementing recent federal legislation that tightens the rules under which states can use provider taxes to fund their Medicaid programs. As states and the federal government continue to respond to budget pressures, future reduction in Medicaid payments for skilled nursing facility services could have an adverse effect on the financial condition of our SHOP operators, borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us.

With regard to the Medicare program, over the years there have been efforts to contain Medicare fee-for-service spending, promote Medicare managed care, and, more recently, tie reimbursement to quality and value of care.

Following prior legislation on Medicare sequestration, which results in automatic reduction in Medicare spending, the Medicare 2% sequestration reduction was suspended through March 31, 2022, and then reduced to 1% from April through June 2022. As of July 1, 2022, cuts of 2% were re-imposed, and will continue under recently-enacted appropriations legislation through February 28, 2033.

CMS annually updates Medicare SNF prospective payment system rates and other policies. On July 31, 2025, CMS issued a final rule to update Medicare payment policies and rates for SNFs under the SNF prospective payment system (“SNF PPS”) for fiscal year (“FY”) 2026. CMS announced that, it was updating SNF PPS rates by 3.2% based on the final SNF market basket of 3.3%, plus a 0.6% market basket forecast error adjustment, and a negative 0.7% productivity adjustment, which amounts to an increase in SNF PPS payments of $1.16 billion compared to payments in FY 2025. CMS stated that its impact figures do not incorporate the SNF Value-Based Purchasing (“VBP”) reductions for certain SNFs subject to the net reduction in payments under the SNF VBP, which are estimated to total $208.36 million in FY 2026. CMS stated that it was finalizing several changes to the PDPM ICD-10-CM code mappings to allow providers to provide more accurate, consistent, and appropriate primary diagnoses that meet the criteria for skilled intervention during a Part A SNF stay. CMS finalized 34 changes to the PDPM ICD-10-CM code mappings to maintain consistency with the latest ICD-10-CM coding guidance. CMS also finalized a series of operational and administrative proposals for the SNF VBP Program. In addition, CMS announced that for the SNF Quality Reporting Program (“QRP”), it was finalizing its proposal to remove four standardized patient assessment data elements from the Minimum Data Set (“MDS”), the SNF resident assessment form, beginning with residents admitted on or after October 1, 2025. CMS also finalized its proposal to amend the reconsideration request policy and process.

In April 2024, CMS issued the Minimum Staffing Standards for Long-Term Care Facilities and Medicaid Institutional Payment Transparency Reporting final rule. The rule set forth new comprehensive minimum staffing requirements, including a total nurse staffing standard of 3.48 hours per resident day (“HPRD”), consisting of at least 0.55 hours per resident day of direct registered nurse care and 2.45 hours per resident day of direct nurse aide care. CMS also finalized enhanced facility assessment requirements and a requirement to have a registered nurse onsite 24 hours a day, seven days a week (“24/7”), to provide skilled nursing care. The final rule also provided a staggered implementation timeframe of the minimum nurse staffing standards and 24/7 registered nurse requirement based on geographic location as well as possible exemptions for qualifying facilities for some parts of these requirements based on workforce unavailability and other factors. The final rule was challenged in federal courts in Texas and Iowa. An April 2025 decision from the U.S. District Court for the Northern District of Texas and a June 2025 decision from the U.S. District Court for the Northern District of Iowa blocked the rule from taking effect. The Texas federal court vacated the rule in full, finding that CMS had exceeded its authority in promulgating it. Meanwhile, the Iowa federal court only vacated the 24/7 registered nurse requirement and the minimum staffing hours requirement, while leaving the rest of the rule in place. CMS appealed the Texas federal court’s decision striking down the entire rule to the U.S. Court of Appeals for the Fifth Circuit, but that appeal was dismissed on September 19, 2025, pursuant to the government’s motion. The Iowa federal court’s decision was also appealed to the U.S. Court of Appeals for the Eighth Circuit, but that appeal was dismissed on October 3, 2025, pursuant to the government’s motion. Thus, both federal district court rulings stand undisturbed. Regardless, however, the 2025 budget reconciliation act (also known as the “One Big Beautiful Bill Act”), signed by President Trump on July 4, 2025, imposed a 10-year moratorium on the implementation and enforcement of various provisions of the minimum staffing rule. Specifically, the law prohibited CMS from implementing or enforcing the requirement for a registered nurse to be onsite 24/7 and the other specific nurse staffing standards until September 30, 2034. On December 3, 2025, CMS issued an interim final rule with comment, which repealed certain provisions of the minimum staffing rule, effective February 2, 2026. CMS explained that the prohibitions of the One Big Beautiful Bill Act rendered portions of the regulations unenforceable and unimplementable during the period before October 1, 2034, and that Congress had thus effectively suspended these provisions for that period. Therefore, CMS stated this prohibition warranted restoration of the previous version of the federal regulations.

On June 18, 2025, CMS issued a Quality, Safety and Oversight memorandum, QSO-25-NH, which outlined updates to how nursing home ratings are calculated and reported on the Nursing Home Care Compare website. According to the QSO memo, as of July 30, 2025, CMS would publish average Five Star ratings and other performance-based information for chains or affiliated entities on the Nursing Home Care Compare website. CMS also stated it would be removing COVID-19 vaccination information from the main profile page of each nursing home on the Care Compare website effective July 30, 2025. CMS also indicated it would be revising the methodology used to calculate Five Star Ratings.

There can be no assurance that these rules or future regulations modifying Medicare skilled nursing facility payment rates or other requirements for Medicare and/or Medicaid participation will not have an adverse effect on the financial condition of our SHOP communities and of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us.

CMS also has, in the past, implemented a variety of Medicare bundled payment programs that seek to promote greater care coordination and more efficient use of resources. Certain of these models, such as the Medicare Comprehensive Care for Joint Replacement model (which ended in December 2024) and Bundled Payments for Care Improvement Advanced model (which ended in December 2025), have impacted post-acute care, including skilled nursing facility services. There can be no assurances that further Medicare payment models will not adversely affect revenues of our SHOP communities and of our skilled nursing center borrowers and lessees and thereby adversely affect their ability to make payments to us.

Moreover, health care facilities continue to experience pressures from private payors attempting to control costs; reimbursement from private payors has in some cases fallen relative to government payors. Governmental and public concern regarding health care costs may result in significant reductions in payment to health care facilities, and there can be no assurance that future payment rates for either governmental or private payors will be sufficient to cover cost increases in providing services to patients. Any changes in reimbursement policies which reduce reimbursement to levels that are insufficient to cover the cost of providing patient care could adversely affect revenues of our SHOP communities and of our skilled nursing center borrowers and lessees and to a much lesser extent our assisted living community borrowers and lessees and thereby adversely affect their ability to make payments to us. Failure of our SHOP communities or borrowers or lessees to make their payments would have a direct and material adverse impact on us.

Fraud and Abuse Enforcement

Various federal and state laws govern financial and other arrangements between health care providers that participate in, receive payments from, or make or receive referrals in connection with government funded health care programs, including Medicare and Medicaid. These laws, known as the fraud and abuse laws, include the federal anti-kickback statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration directly or indirectly in return for, or to induce, the referral, or arrange for the referral, of an individual to a person for the furnishing of an item or service for which payment may be made under federal health care programs. In addition, the federal physician self-referral law, commonly known as the Stark Law, prohibits physicians and certain other types of practitioners from making referrals for certain designated health services paid in whole or in part by Medicare and Medicaid to entities with which the practitioner or a member of the practitioner’s immediate family has a financial relationship, unless the financial relationship fits within an applicable exception to the Stark Law. The Stark Law also prohibits the entity receiving the referral from seeking payment under the Medicare program for services rendered pursuant to a prohibited referral. Sanctions for violating the Stark Law include civil monetary penalties of up to $30,868 per prohibited service provided, assessments equal to three times the dollar value of each such service provided and exclusion from the Medicare and Medicaid programs. Many states have enacted similar fraud and abuse laws which are not necessarily limited to items and services for which payment is made by federal health care programs. Violations of these laws may result in fines, imprisonment, denial of payment for services, and exclusion from federal and/or other state-funded programs. Other federal and state laws authorize the imposition of penalties, including criminal and civil fines and exclusion from participation in federal health care programs for submitting false claims, improper billing and other offenses. Federal and state government agencies have continued rigorous enforcement of criminal and civil fraud and abuse laws in the health care arena. Our SHOP operators, borrowers and lessees are subject to many of these laws, and some of them could in the future become the subject of a governmental enforcement action.

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

As the owner of properties in our SHOP segment, we may be liable to such costs resulting from environmental contamination emanating from our properties. For properties in our Triple-Net Portfolio, although the mortgage loans that we provide and leases covering our properties require the borrower and the lessee to indemnify us for certain environmental liabilities, the scope of such obligations may be limited and we cannot assure that any such borrower or lessee would be able to fulfill its indemnification obligations.

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

We offer employees a competitive and comprehensive benefits package that we believe meets or exceeds market standards. LTC fully pays health care premiums for employees and all eligible dependents. For qualified employees, we offer a 401(k) retirement plan with an employer contribution matching program.

We support employees attending industry conferences. For employees with at least one year of service, we grant up to three days leave to take professional licensing examinations. We also pay their annual renewal fees for professional licenses.

As of December 31, 2025, we employed 25 people. Our employees are not members of any labor union, and we consider our relations with our employees to be excellent.

Investor Information

We make available to the public free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the Securities and Exchange Commission (“SEC”). We also use the “Investors” portion of our www.LTCreit.com website for purposes of compliance with Regulation FD and as a routine channel for distribution of important information to investors and interested parties, including news releases, analyst presentations, financial information, and corporate governance practices. Accordingly, investors and interested parties should monitor the “Investors” portion of our www.LTCreit.com website for the release of this information. Information on our website is not part of this Annual Report on Form 10-K or any of our filings with the SEC unless specifically incorporated by reference.

The SEC also maintains a website that contains reports, proxy statements and other information we file. The website address of the SEC website is www.sec.gov.

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

Risks Related to Our Business and Industry

We are responsible for, and our financial performance will be impacted by, operational and legal risks and liabilities under our new SHOP segment.

During the second quarter of 2025, we began utilizing a structure, as authorized by the REIT Investment Diversification and Empowerment Act of 2007, commonly referred to as “RIDEA”. Under RIDEA, a REIT may lease a qualified healthcare property on an arm's-length basis to a taxable REIT subsidiary (“TRS”) if the property is operated on behalf of such TRS by a person/entity who qualifies as an “eligible independent operator.” Under this structure, the eligible third-party SHOP operator receives a management fee from our TRS for operating the property as an independent third party.

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

We are dependent on the ability of our third- party SHOP operators to successfully manage and operate our SHOP communities.

Although we have some general oversight approval rights and the right to review operational and financial reporting information with respect to a typical RIDEA structure, our independent third-party operators ultimately control the day-to-day business of the property. We rely on the personnel, expertise, resources, good faith, and judgment of our independent third-party operators to set appropriate resident fees, provide accurate property-level financial results for our properties in a timely manner and to otherwise operate properties in our SHOP segment in compliance with the terms of our management agreements and all applicable laws and regulations. While our third-party SHOP operators typically indemnify us, pursuant to the terms of management agreements, for liabilities arising out of certain of their actions such as gross negligence, fraud or willful misconduct, it may be difficult to enforce our rights or we may need to seek alternative solutions to ensure the liability is appropriately addressed.

We are dependent on our operators for revenue and cash flow.

Substantially all of our revenue and sources of cash flows are derived from management agreements, operating lease rentals, resident fees and services and interest earned on outstanding financing receivables, loans receivable and income from our preferred equity investments in unconsolidated joint ventures. Our investments in owned real properties, mortgage loans, mezzanine loans, financing receivables and preferred equity investments represent our primary source of liquidity to fund distributions. We do not implement operational decisions with respect to the daily management and marketing of care services offered at our properties. We therefore are dependent upon the performance of our operators for the income and rates we earn on leases and loans. A decrease in occupancy and/or increase in operating costs could have an adverse effect on our SHOP operators, lessees and borrowers. For example, due to the Covid-19 pandemic and related public health measures, our lessees and borrowers experienced a decrease in occupancy and an increase in operating costs. There can be no assurance that our SHOP operators, lessees and borrowers will have sufficient assets, income, and access to financing to enable them to satisfy, in full, their respective obligations to us. Our financial condition and ability to pay dividends could be adversely affected by financial or operational difficulties experienced by any of our SHOP operators, lessees or borrowers, or in the event any such operator does not renew and/or extend its relationship with us at similar or better financial terms.

We and our operators are subject to risks associated with public health crises, including pandemics.

The existence and effect of public health crises and related government measures to prevent the spread of infectious diseases could adversely impact our company and the financial results of our operators. The operations and occupancy levels at the seniors housing and health care facilities of SHOP communities and of our lessees and borrowers could be adversely affected by a pandemic including future outbreaks of Covid and its variants, especially if there are infections on a large scale at our properties. The impact of another pandemic could include early resident move-outs, our operators delaying accepting new residents due to quarantines, potential occupants postponing moves to our operators’ facilities, and/or hospitals cancelling or significantly reducing elective surgeries thereby reducing the number of people in need of skilled nursing care. Operating costs, such as cost increases in staffing and pay, purchases of additional personal protective equipment (“PPE”), and implementation of additional safety protocols, of our SHOP operators, lessees and borrowers could rise due to a public health crisis such as another pandemic.

Additionally, health orders, rent moratoriums, and other initiatives by federal, state, and local authorities could affect our operators and our ability to collect rent and/or enforce remedies for the failure to pay rent. The extent to which another pandemic could impact our operations, and those of our operators, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, spread and severity of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures. Further, future outbreaks of Covid and its variants, or another pandemic, could generate an adverse trend away from seniors housing and health care facilities to at-home and alternative care services, the occupancy rates of our operators and the value of our real estate investments could be negatively impacted.

The health care industry is heavily regulated by the government and changes in federal, state, or local law could impose negative costs and restrictions on us and our operators.

We and our SHOP operators, borrowers and lessees who operate health care facilities are subject to extensive regulation by federal, state and local governments. These laws and regulations are subject to frequent and substantial changes resulting from proposed and enacted legislation, adoption of rules and regulations, the scope, administration, and enforcement of regulatory frameworks, and judicial interpretations of preexisting and newly adopted law. These changes may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by both government and other third-party payors. These changes may be applied retroactively. The ultimate timing or effect of these changes cannot be predicted. The failure of any borrower of funds from us or SHOP operator or lessee of any of our properties to comply with such laws, requirements and regulations could affect its ability to operate its facility or facilities and could adversely affect such SHOP operator’s, lessee’s or borrower’s contractual obligations to us. Further, the ability of our operators to comply with applicable regulations could be adversely impacted by shifts in the labor market and increases in inflation.

Changes in federal, state, or local laws limiting REIT investments in the health care sector may adversely impact our ability to participate in the ownership of and investment in health care real estate.

Legislation potentially impacting REIT ownership and investment in the health care sector has recently been introduced or is under discussion at the federal and state level. These legislative proposals range from additional oversight to prohibitions on investors acquiring or increasing ownership, or operational or financial control, in nursing homes. Such legislation or similar laws or regulations, if enacted, may limit our opportunities to participate in the ownership of, or investment in, certain health care real estate property types. Changes in federal, state, or local laws or regulations limiting REIT investment in the health care sector, reducing health care related benefits for REITs, or requiring additional approvals for health care entities to do business with REITs, could have a material adverse effect on our financial condition and operations.

Federal and state health care cost containment measures including reductions in reimbursement from third-party payors such as Medicare and Medicaid could adversely affect us and the ability of our operators to make payments to us.

The ability of our operators to generate revenue and profit determines the underlying value of that property to us. Revenues of our skilled nursing center lessees are generally derived from payments for patient care. Sources of such payments include the federal Medicare program, state Medicaid programs, private insurance carriers, health care service plans, health maintenance organizations, preferred provider arrangements, self-insured employers, as well as the patients themselves.

The health care industry continues to face increased government and private payor pressure on health care providers to control costs. Federal legislative and regulatory policies have been adopted and may continue to be proposed that would reduce Medicare and/or Medicaid payments to nursing facilities. Moreover, state budget pressures continue to result in adoption of Medicaid provider payment reductions in some states. Increasingly, state Medicaid programs are providing coverage through managed care programs under contracts with private health plans, which is intended to decrease state Medicaid costs. In light of continuing federal and state Medicaid program reforms, budget cuts, and regulatory initiatives, no assurance can be given that the implementation of such regulations and reforms will not have an adverse effect on the financial condition or results of operations of our SHOP operators, lessees and/or borrowers which, in turn, could affect their ability to meet their contractual obligations to us.

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

Failure to comply with applicable law or regulations could prohibit operation of health care facilities.

The failure of our operators to comply with applicable federal, state, or local law or regulations could result in penalties which could include loss or restriction of license, loss of accreditation, denial of reimbursement, imposition of fines, suspension or decertification from federal and state health care programs, or closure of the facility. In our SHOP segment in particular, we may be held responsible for the failure by one of our third-party SHOP operators to comply with applicable law or regulation, which could subject us to similar penalties. The loss or imposition of restrictions on any required license, registration, certificate of need, provider agreement or certification would prevent a facility from operating in the manner intended by the operator or us. Additionally, failure by any of our operators to comply with applicable laws and regulations could result in adverse publicity and reputational harm, and therefore could harm our business.

Insurance coverage maintained by our operators could be inadequate to protect against contingencies.

Operators of health care facilities may become subject to claims that their services have resulted in injury or other adverse effects. For properties in our SHOP segment, we maintain and/or contractually require that our third-party SHOP operators maintain comprehensive liability insurance. For properties in our Triple-Net Portfolio, as a non-possessory landlord, we contend we are not generally responsible for what takes place at properties we do not possess. Although we require our operators to maintain comprehensive liability insurance that covers us as well as the operator, we could be subject to losses due to noncompliance or insufficient coverage. In addition, certain risks could be uninsurable or unavailable. There can be no assurance that we or our operators will have adequate insurance or funds to cover all contingencies. If an uninsured loss occurs or a loss exceeds policy limits, we could lose both invested capital and anticipated revenue from a property.

We rely on a few major operators.

During the year ended December 31, 2025, approximately 25.3% of our revenues from leases and interest income from real estate investments were generated from three operators. The failure, inability, or unwillingness of any of these operators to meet their obligations to us could materially reduce our cash flow as well as our results of operations.

The extent and pace of inflation could adversely impact our operators’ net income and our results of operations.

Inflation, both real or anticipated as well as any related governmental policies, could adversely affect the economy and the costs of labor, goods and services to our operators. The impact of inflation may increase the costs to manage and make capital improvements at our SHOP communities. Because lessees and borrowers are typically required to pay all property operating expenses, increases in property-level expenses at our leased and mortgaged properties generally do not directly affect us. However, increased operating costs could have an adverse impact on our lessees and borrowers if increases in their operating expenses exceed increases in their revenue, which may adversely affect their ability to pay rent and interest owed to us. An increase in our operators’ expenses and a failure of their revenues to increase at least with inflation could adversely impact their net operating income and our results of operations. In addition, our long-term leases and loans typically contain provisions, such as rent escalators, designed to mitigate the adverse impact of inflation. If the contractual or actual increases in income we receive from our lessees and borrowers do not keep pace with a rise in inflation, our results of operations could be adversely impacted.

We may be unable to find suitable replacement operators for our SHOP communities.

If a third-party operator of a property in our SHOP segment does not renew or terminates its management agreement with us, we would attempt to obtain a replacement operator. However, we may fail to identify a suitable replacement or enter into an agreement with a new operator on a timely basis or on terms as favorable to us as our current agreement, if at all. During the transition period to a new SHOP operator, the attention of an existing operator may be diverted from the performance of our properties, Additionally, our ability to transition our properties to a suitable replacement operator could be significantly delayed or limited by state licensing, certificates of need, change-of-ownership rules, or other legal and regulatory requirements or restrictions. The inability to obtain a suitable replacement operator on a timely or successful basis could have a material adverse effect on our business, financial condition, and results of operations.

We may be unable to renew leases, or the terms of renewals or new leases could be less favorable than current leases.

Approximately 44.2% of our revenue for the year ended December 31, 2025, was derived from operating lease rentals. There can be no assurance that a lessee will operate its lease through expiration or that a lessee will exercise an option to renew its lease upon expiration. In such scenarios, there can be no assurance that we would be able to find a suitable replacement operator, re-lease the property on substantially equivalent or better terms than the prior lease, if at all. Additionally, to retain current or attract new operators, we could be asked to provide rent concessions or undertake capital expenditures to improve properties.

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

Real estate investments are relatively illiquid and therefore tend to limit our ability to vary our portfolio promptly in response to changes in economic or other conditions. The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates, and other factors, including supply and demand, that are beyond our control. All of our real estate investments are special purpose properties that cannot be readily converted to other health care related services, general residential, retail, or office use. Transfers of operations of health care facilities are subject to regulatory approvals not required for transfers of other types of commercial operations and other types of real estate. If the operation of any of our properties becomes unprofitable or a SHOP operator, lessee or borrower becomes unable to meet its obligations on the lease, mortgage loan, or management agreement, the liquidation value of the property could be substantially less than the net book value or the amount owing on any related mortgage loan than would be the case if the property were readily adaptable to other uses.

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

The business of providing seniors housing and health care is highly competitive. Our operators compete with other companies providing similar care services or alternatives such as home health agencies, hospices, life care at home, community-based service programs, retirement communities, and convalescent centers. Additionally, our operators are sensitive to changes in the labor market and wages and benefits offered to their employees, which can impact their ability to remain competitive. There can be no assurance that our operators will not encounter increased competition in the future which could limit their ability to attract residents or expand their businesses and therefore adversely affect their ability to manage our SHOP communities or to make their lease or loan payments to us.

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

If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income tax (including any applicable alternative minimum tax for taxable years ending prior to January 1, 2018) on our taxable income at regular corporate rates. We note that REITs are specifically excluded from the application of the corporate alternative minimum tax that was enacted as part of the Inflation Reduction Act of 2022. Unless we are entitled to relief under statutory provisions, we would be disqualified from treatment as a REIT for the four taxable years following the year during which we lost qualification. If we lose our REIT status, our net earnings available for investment or distribution to stockholders would be significantly reduced for each of the years involved. In addition, we would no longer be required to make distributions to stockholders.

Legislation, new regulations, administrative interpretations and/or court decisions could occur at any time and significantly change the tax laws with respect to our qualification as a REIT or the federal income tax consequences of such qualification. We cannot predict if or when any new or amended law, regulation, administrative interpretation, or case will be adopted, promulgated, decided or become effective, and any such change may apply retroactively. The last significant legislation affecting REITs was The Tax Cuts and Jobs Act, effective for tax years beginning in 2018. We and our security holders may be adversely affected by any new or amended law, regulation, administrative interpretation, or case law. Stockholders and prospective investors are urged to consult with their tax advisors with respect to the impact of the Tax Cuts and Jobs Act and any other regulatory, administrative or judicial developments and proposals and their potential effect on an investment in our securities.

Risks Related to Our Capital Structure

Limited access to capital could affect our growth.

As a REIT, we are required to distribute at least 90% of our taxable income. Our growth therefore is generally through the investment of new capital in real estate assets. As of December 31, 2025, we had $14.4 million of cash on hand and $347.1 million available under our unsecured revolving line of credit. We also have the ability to access the capital markets through the issuance of $288.5 million of common stock under our equity distribution agreements and an indeterminate amount through the issuance of debt and/or equity securities under an automatic shelf registration statement. We currently believe our liquidity and various sources of available capital are sufficient to fund operations and development commitments, meet debt service obligations, make dividend distributions, and finance potential investments. In the future, however, our ability to access the equity and/or debt markets could be limited. During such times, most of our available capital would be required to meet existing commitments. Limited access to the equity and/or debt markets could negatively impact our growth if we are unable to obtain additional capital, dispose of assets on favorable terms, or acquire health care properties on a competitive basis.

We could incur more debt.

We operate with a policy of incurring debt when it is advisable in the opinion of our Board of Directors. As of December 31, 2025, our indebtedness represented approximately 34.0% of our gross assets. We could incur additional debt by borrowing under our unsecured revolving line of credit, mortgaging properties we own, and/or issuing debt securities in public offerings or private transactions. The degree of indebtedness could affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, or other corporate purposes and make us more vulnerable to a downturn in business or the economy generally.

Covenants related to our indebtedness could limit our operations.

The terms of our current indebtedness as well as debt instruments that we enter into in the future are subject to customary financial and operational covenants. These include requiring us to maintain debt service coverage, leverage ratios, and minimum net worth requirements. We may be unable to maintain compliance with these covenants and, if we fail to do so, we may be unable to obtain waivers and/or amend the covenants. If some or all of our debt is accelerated and becomes immediately due and payable, we may be unable to repay or refinance the debt. Our continued ability to incur debt and operate our business is subject to compliance with these covenants, which could limit operational flexibility.

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

We have in the past and may in the future develop and/or acquire properties in partnerships and similar joint ventures, including those in which we own a preferred interest, when we believe circumstances warrant this type of investment. Our organizational documents do not limit the amount of available funds that we can invest in partnerships or other joint venture structures. As of December 31, 2025, we had five active joint ventures with a total LTC equity investment of $330.6 million. Investments in partnerships and joint ventures, including limited liability companies, involve risks such as the following:

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

We generally seek to maintain sufficient control of a partnership or joint venture to permit us to achieve our business objectives. However, in the event that it fails to meet expectations or becomes insolvent, we could lose our investment in the partnership or joint venture.

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

No more than 50% in value of the outstanding shares of a REIT can be beneficially owned, directly or indirectly, by five or fewer individuals at any time during the last half of each taxable year. To ensure qualification under this test, our charter provides that, subject to exceptions, no person is permitted to beneficially own more than 9.8% of outstanding shares of any class or series of our stock, including our common stock. Our Board of Directors could decide to exempt a person from the 9.8% ownership limit unless doing so would result in the termination of our status as a REIT. Shares of our stock in excess of the 9.8% ownership limitation that lack an applicable exemption may lose rights to dividends and voting, and may be subject to redemption. Additionally, acquisition of any shares of our stock that would result in our disqualification as a REIT may be limited or void. The 9.8% ownership limitation also could have the effect of delaying, deferring, or preventing a change in control of us, including a merger or acquisition or tender offer that might provide a premium price for holders of our stock.

Maryland law could increase the difficulty of acquiring us.

 Provisions of Maryland law, our charter, and our bylaws could have the effect of discouraging, delaying, or preventing transactions that involve an actual or threatened change in control. These provisions include the following:

●	The Maryland Business Combination Act provides that unless exempted, a Maryland corporation may not engage in business combinations, including mergers, dispositions of 10% or more of its assets, certain issuances of shares of stock, and other specified transactions, with an “interested stockholder” or an affiliate of an interested stockholder for five years after the most recent date on which the interested stockholder became an interested stockholder, and thereafter unless specified criteria are met. An interested stockholder is generally a person owning or controlling, directly or indirectly, 10% or more of the voting power of the outstanding stock of a Maryland corporation. Our Board of Directors has not exempted us from this statute.
●	The Maryland Control Share Acquisition Act provides that “control shares” of a corporation acquired in a control share acquisition shall have no voting rights except to the extent approved by the stockholders by a vote of two-thirds of the votes eligible to be cast on the matter under the Maryland Control Share Acquisition Act. “Control Shares” means shares of stock that, if aggregated with all other shares of stock previously acquired by the acquiror, would entitle the acquiror to exercise voting power in electing directors within certain ranges. If voting rights of control shares are not approved at a stockholders’ meeting, then subject to certain conditions and limitations, the issuer may redeem any or all of the control shares for fair value. Our bylaws contain a provision by which we have opted-out of the Maryland Control Share Acquisition Act. However, we could, by resolutions adopted by our Board of Directors and without stockholder approval, elect to become subject to the Maryland Control Share Acquisition Act.

These and other provisions of Maryland law could increase the difficulty of acquiring us, even if the acquisition would be in the best interests of our stockholders.

General Risk Factors

We are dependent on key personnel.

Our six executive officers and other senior officers have a significant role in our success. Our ability to retain our management group or to attract suitable replacements should any member of the management group leave is dependent on the competitive nature of the employment market. The loss of services from key members of the management group or a limitation in their availability could adversely affect our business and could be negatively perceived in the capital markets.

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

Under various federal, state, and local environmental laws, owners or operators of real estate could be required to investigate and remediate the effects of contamination of currently or formerly owned real estate by hazardous substances, often regardless of knowledge of or responsibility for the contamination. Although our borrowers and lessees are primarily responsible for the condition of the property they occupy, we also could be held liable to a governmental authority or to third parties for property damage, personal injuries, and for investigation and clean-up costs incurred in connection with the contamination or we could be required to incur additional costs to change how the property is constructed or operated due to presence of such substances. The presence of hazardous substances or a failure to properly remediate any resulting contamination could adversely affect our ability to lease, mortgage, or sell an affected property.

The use of, or inability to take advantage of the benefits of, artificial intelligence by us or our operators presents risks and challenges.

We have begun and may continue to use artificial intelligence and machine learning (collectively, “AI”) in our operations. While AI tools may facilitate optimization and operational efficiencies, they also have the potential for inaccuracy, misapplication, and misappropriation of proprietary information and intellectual property. Additionally, we may be competitively disadvantaged if our peers use AI tools to optimize operations and we fail to utilize AI tools in a comparable manner. Uncertainty around the development and security of new and emerging AI applications may require additional investment which may be costly and could impact our operating results. Our operators and vendors also may incorporate AI without disclosing such use to us or may fail to disclose risks presented by their use of AI. These outcomes could impair our ability to compete effectively, damage our reputation, result in the loss of valuable property or information and adversely affect our business, financial condition, and results of operations.

Information systems failures or data breaches could harm our business.

We and our operators rely on information systems to process, transmit, and store financial transactions and records, operator and lease data, and other confidential information. We are not aware of any material losses to our business or results of operations due to information system failures, data breaches, or cybersecurity incidents. However, information systems are vulnerable to threats, failures, breaches, or incidents due to improper functioning and unauthorized access from physical or electronic break-ins, computer viruses, and similar disruptions, including by hackers, foreign governments, and cyber terrorists. We and our operators rely on information technology and on numerous third-party providers for information technology services, and we and our operators face similar risks relating to these providers. We cannot be certain that their information system and cybersecurity protocols are sufficient to withstand a data breach or cybersecurity incident. The inability to maintain proper function, security, and availability of our and our operators’ information systems and the data maintained in those systems could interrupt our operations, damage our reputation, harm our business relationships, or increase our information systems, cybersecurity and insurance costs. The rapid evolution and increasing prevalence of AI may also increase our and our operators’ risks of information system failures, data breaches, or cybersecurity incidents. Further, an information system or cybersecurity threat, failure, data breach, or incident on an operator could impact their operations and ability to perform under the terms of their lease with us. While we maintain insurance coverage that may, subject to policy terms and conditions including deductibles, cover specific aspects of information system and cybersecurity risks, such insurance coverage may be insufficient to cover all losses. As information system and cybersecurity risks continue to evolve, we may be required to expend additional resources to continue to enhance our information system and cybersecurity measures and to investigate and remediate any information system and cybersecurity vulnerabilities.

Data privacy security failures or breaches could expose us to regulatory and other liability.

We and our operators are subject to various federal and state laws governing privacy and security of personally identifiable information. Despite safeguards by us and our operators, a data privacy security failure or breach could occur as a result of unintentional or deliberate acts to obtain unauthorized access to information, or to destroy, manipulate, or sabotage data. Further, new technologies such as AI may be more capable of evading safeguards. Information system threats, failures, breaches, or incidents also could result in the loss or release of personally identifiable information. A privacy or cybersecurity failure or breach could cause a loss of business, regulatory enforcement, substantial legal liability, and reputational harm. Where the failure or breach affects an operator, this could jeopardize the operator’s ability to fulfill its obligations to us. Further, the adoption of new privacy and cybersecurity laws at the federal and state level could require us and our operators to incur significant compliance costs.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Cybersecurity is an integral part of risk management at our company. We have engaged a third-party cybersecurity firm along with our information technology director to monitor the cybersecurity risk facing our company and provide quarterly updates to the Board of Directors (the “Board”). Cybersecurity is overseen by the Board and the Sustainability and Corporate Responsibility Committee of the Board (the “SCR Committee”). Pursuant to its charter, the SCR Committee has the responsibility and duty to review and discuss with management on a regular basis our company’s programs, policies and procedures related to information security and data protection, including data privacy and network security, as they relate to financial reporting. The Board and the SCR Committee receive reports on cybersecurity from management at least quarterly and more often as needed. These reports on cybersecurity typically encompasses the nature and threats, defense and detection capabilities, and training activities at our company.

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

Item 2. PROPERTIES

Here and throughout this Annual Report on Form 10-K wherever we provide details of our properties’ bed/unit count, the number of beds/units applies to skilled nursing, assisted living, independent living, memory care and behavioral health care properties only. This number is based upon unit/bed counts shown on operating licenses provided to us by operators or units/beds as stipulated by lease/mortgage documents. These numbers often differ, usually not materially by property, from units/beds in operation at any point in time. The differences are caused by such things as operators converting a patient/resident room for alternative uses, such as offices or storage, or converting a multi-patient room/unit into a single patient room/unit. We monitor our properties on a routine basis through site visits and reviews of current licenses. In an instance where such change would cause a de-licensing of beds or in our management’s opinion impact the value of the property, we may take action against the operator to preserve the value of the property/collateral.

Investment Portfolio

The following table provides additional information regarding the geographic diversification of our segment properties as of December 31, 2025 (dollar amounts in thousands):

	SHOP Segment			Real Estate Investments Segment
						No. of
	No. of	No. of	Gross	No. of		Beds/	Gross
Location	Properties	Units	Investments	Properties		Units	Investments
Alabama	—	—	$—	1		174	$10,420
Arizona	—	—	—	3		613	28,496
California	2	133	48,743	4		351	95,163
Colorado	4	228	41,801	8		429	61,497
Florida	—	—	—	6		765	125,406
Georgia	1	88	23,015	1		70	15,148
Illinois	4	264	58,022	1		154	40,519
Kansas	2	114	26,241	6		317	34,345
Kentucky	2	158	39,763	2		286	48,716
Michigan	—	—	—	24	(1)	2,817	293,954
Missouri	—	—	—	3		253	52,952
Montana	—	—	—	2		149	5,998
Nevada	—	—	—	1		118	11,062
New Jersey	—	—	—	3		166	59,059
New Mexico	—	—	—	5		608	42,920
North Carolina	—	—	—	33		1,473	303,391
Ohio	1	60	15,024	8		723	126,090
Oklahoma	—	—	—	4		155	9,052
Oregon	1	186	33,139	4		571	24,178
South Carolina	—	—	—	5		432	51,127
Tennessee	1	100	31,334	2		141	5,275
Texas	—	—	—	29		2,958	314,987
Wisconsin	7	742	248,183	6		480	71,768
TOTAL	25	2,073	$565,265	161		14,203	$1,831,523	(2)
(1)	Includes three parcels of land held-for-use.

(2)	Excludes two working capital loans totaling $874.

The following chart represents the 10 states with the highest percentage of gross investment for our investment portfolio as of December 31, 2025:

Owned Real Properties-SHOP

During the second quarter of 2025, we began utilizing the RIDEA structure and established a SHOP segment. Following the establishment of our SHOP segment, we terminated triple-net master leases with three operators and converted the communities covered under the master leases into our SHOP segment. Additionally, we acquired 11 communities within our SHOP segment. As of December 31, 2025, our SHOP segment represented 23.6% of our gross portfolio investments and comprised of 25 seniors housing communities that are managed on our behalf by seven independent operators pursuant to separate management agreements.

The following table presents information related to our SHOP segment as of December 31, 2025 (dollar amounts in thousands):

					Average
			Number	Number	Investment
	Gross		of	of	per
State	Investment		Properties	Beds/Units	Unit
Wisconsin	$248,183		7	742	$334.48
Illinois	58,022		4	264	$219.78
California	48,743		2	133	$366.49
Colorado	41,801		4	228	$183.34
Kentucky	39,763		2	158	$251.66
Oregon	33,139		1	186	$178.17
Tennessee	31,334		1	100	$313.34
Kansas	26,241		2	114	$230.18
Georgia	23,015		1	88	$261.53
Ohio	15,024		1	60	$250.40
Total	$565,265	(1)	25	2,073	$272.68
(1)	Subsequent to December 31, 2025, we acquired three seniors housing communities within our SHOP segment for $108,000. The communities are located in Georgia with a total of 394 units. In conjunction with the acquisition, we entered into a management agreement with an existing operator. Additionally, we terminated a triple-net master lease and converted two seniors housing communities covered under the master lease to our SHOP segment. Upon conversion, we entered into a management agreement with an operator new to us. The communities have a total of 88 units and a gross book value of $25,981.

Owned Real Properties-Triple-Net Portfolio

Our Triple-Net Portfolio generally includes triple-net operating leases with an initial term of two to ten years. Each lease is a triple-net lease which requires the lessee to pay all taxes, insurance, maintenance and repairs, capital and non-capital expenditures and other costs necessary in the operations of the facilities. Many of the leases contain renewal options and provide for fixed minimum base rent during the initial and renewal periods. The majority of our leases contain provisions for specified annual increases over the rents of the prior year and that increase is generally computed in one of four ways depending on specific provisions of each lease:

(i)	a specified percentage increase over the prior year’s rent, generally between 2.0% and 2.5%;
(ii)	a calculation based on the Consumer Price Index or Medicare Market Basket Rate;
(iii)	a percentage of facility revenues in excess of base amounts; or
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

Generally, our leases provide for one or more of the following: security deposits, property tax impounds, repair and maintenance, escrows and credit enhancements such as corporate or personal guarantees or letters of credit. In addition, our leases are typically structured as master leases and multiple master leases with one operator, and are generally cross-defaulted.

The following table summarizes our investment in our Triple-Net Portfolio at December 31, 2025 (dollar amounts in thousands):

						Average
		Percentage	Number	Number of		Investment
	Gross	of	of	SNF	SH	per
Type of Property	Investment	Investment	Properties (1)	Beds	Units	Bed/Unit
Seniors Housing	$505,473	48.4%	54	—	3,218	$157.08
Skilled Nursing	527,922	50.5%	43	5,453	—	$96.81
Other (2)	12,005	1.1%	1	118	—	$101.74
Total	$1,045,400	100.0%	98	5,571	3,218	$118.94
(1)	We have investments in 22 states leased to 18 different operators.

(2)	Includes three parcels of land held-for-use and one behavioral health care hospital.

The following table summarizes the concentration of our top ten operators of Triple-Net Portfolio for 2025 and percentage of rental revenue, excluding rental income from properties converted to SHOP, variable rental income due to lessee reimbursement of real estate taxes, and $1,514 write-off of straight-line rent receivable:

		Percent of
		Rental Revenue
Lessee	Property Type	2025	2024
HMG Healthcare, LLC	SNF	12.5%	9.8%
Carespring Healthcare Management, LLC	SNF	11.9%	9.9%
Encore Senior Living	SH	11.0%	8.6%
Brookdale Senior Living Communities, Inc.	SH	11.0%	8.8%
Genesis Healthcare, Inc. (1)	SH/SNF	9.8%	8.1%
Fundamental Long Term Care Company	SNF/OTH	9.0%	7.0%
Ignite Medical Resorts	SNF	8.6%	7.0%
Juniper Communities, LLC	SH	7.2%	6.0%
Oxford Senior Living	SH	5.2%	4.2%
Navion Senior Solutions	SH	3.8%	3.1%
(1)	During 2025, Genesis Healthcare, Inc. (“Genesis”) filed for Chapter 11 bankruptcy. Subsequent to December 31, 2025, a federal bankruptcy judge approved the sale of Genesis’ assets to a newly formed investment group. Affiliates of Genesis lease six SNFs in New Mexico (five) and Alabama (one) with a total of 782 beds under a master lease with LTC. Genesis has paid their contractual rent through February 2026. We will continue to monitor the status of Genesis’ bankruptcy-related developments.

The following table provides information regarding our Triple-Net Portfolio by state (dollar amounts in thousands):

						Remaining
	No. of				No. of	Lease	Gross
Location	SH	SNF	OTH		Beds/Units	Term (1)	Investment
Alabama	—	1	—		174	64	$10,420
Arizona	—	3	—		613	44	28,496
California	2	—	—		180	14	39,182
Colorado	8	—	—		429	39	61,497
Florida	—	2	—		216	35	8,963
Georgia	1	—	—		70	12	15,148
Illinois	1	—	—		154	5	32,725
Kansas	6	—	—		317	29	34,345
Kentucky	—	2	—		286	96	48,716
Michigan	2	—	—	(2)	156	5	22,866
Missouri	1	2	—		253	54	52,952
Nevada	—	—	1		118	50	11,062
New Jersey	3	—	—		166	24	59,059
New Mexico	—	5	—		608	64	42,920
North Carolina	5	—	—		210	49	15,239
Ohio	6	2	—		723	82	126,090
Oklahoma	4	—	—		155	10	9,052
Oregon	—	1	—		99	30	5,176
South Carolina	2	2	—		387	27	41,986
Tennessee	—	2	—		141	12	5,275
Texas	8	20	—		2,854	43	302,463
Wisconsin	5	1	—		480	60	71,768
TOTAL	54	43	1		8,789	47	$1,045,400
(1)	Weighted average remaining months in lease term as of December 31, 2025.

(2)	Includes three parcels of land held-for-use.

The following table sets forth certain information regarding our lease expirations for our Triple-Net Portfolio as of December 31, 2025 (dollar amounts in thousands):

						Annualized	% of Annualized
	No. of	No. of	No. of	No. of	No. of	Rental	Rental Income
Year	SHs	SNFs	OTHs	Beds/Units	Operators	Income (1)	Expiring
2026	16	2	—	1,091	5	$6,751	7.1%
2027	10	—	—	704	3	11,631	12.2%
2028	—	14	—	1,759	3	12,687	13.3%
2029	17	5	—	1,657	3	14,472	15.2%
2030	5	5	1	966	3	13,859	14.6%
2031	5	8	—	1,367	3	14,449	15.2%
2032	—	5	—	429	1	6,417	6.7%
2033	1	4	—	816	2	14,942	15.7%
TOTAL	54	43	1	8,789		$95,208	100.0%
(1)	Represents annualized contractual GAAP rent for leased properties, excluding variable rental income from lessee reimbursement of our real estate taxes, for the month of December 2025 for investments as of December 31, 2025.

Financing Receivables

We have entered into joint ventures (“JV”) and contributed into the JVs for the acquisition of properties through sale and leaseback transactions. Concurrently, each of these JVs leased the acquired properties back to an affiliate of the seller and provided the seller-lessee with purchase options. We determined that each of these sale and leaseback transactions meet the accounting criteria to be presented as Financing receivables on our Consolidated Balance Sheets and recorded the rental revenue from these properties as Interest income from financing receivables on our Consolidated Statements of Income. See Note 2. Summary of Significant Accounting Policies within our consolidated financial statements for more information. The following tables provide information regarding our financing receivables at December 31, 2025 (dollar amounts in thousands):

						Purchase	Investment
Interest		Investment			Gross	Option	per
Rate		Year	Maturity	State	Investments	Window	Bed/Unit
7.75%	(1)	2022	2032	FL	$76,545	2025-2027	$256.00
7.50%	(2)	2023	2033	NC	123,083	2025-2029	$235.34
7.25%	(3)	2024	2034	NC/SC	122,460	2024-2028	$234.15
7.25%	(4)	2024	2034	NC	41,000	2024-2028	$188.94
Total					$363,088
(1)	The purchase option is available to the seller-lessee with an exit internal rate of return (“IRR”) of 8.5%. During the fourth quarter of 2025, the lessee provided notice of its intent to exercise its purchase option.

(2)	The seller-lessee has the option to buy the properties in multiple tranches and in serial closings approved by LTC with an exit IRR of 9.0% on any portion of the properties being purchased.

(3)	During the second quarter of 2024, we funded an additional $5,546 under a mortgage loan receivable due from an ALG affiliate secured by 13 SHs located in North Carolina (12) and South Carolina (1). We then entered into a newly formed $122,460 JV with ALG, whereby we exchanged our $64,450 mortgage loan receivable for a 53% controlling interest in the JV. Concurrently, ALG contributed these properties to the joint venture for a 47% non-controlling interest. The JV leased the properties to an ALG affiliate under a 10-year master lease, with two five-year renewal options, and provided the seller-lessee with a purchase option exercisable with an exit IRR of 8.0%.

(4)	During the second quarter of 2024, we funded an additional $2,766 under a mortgage loan receivable due from an ALG affiliate secured by four SHs located in North Carolina. We then entered into a newly formed $41,000 JV with ALG, whereby we exchanged $37,985 mortgage loan receivables for a 93% controlling interest in the JV. Concurrently, ALG contributed these properties and a parcel of land to the joint venture for a 7% non-controlling interest. The JV leased the properties to an ALG affiliate under a 10-year master lease, with two five-year renewal options, and provided the seller-lessee with a purchase option exercisable with an exit IRR of 8.0%.

	Type	Number	Number		Average			Annualized Interest
	of	of	of	Contractual	Months	Gross	LTC	Income from
State	Properties	Properties	Beds/Units	Cash Yield	to Maturity	Investments	Contributions	Financing Rec
Florida	SNF	3	299	7.75%	80	$76,545	$62,220	$6,025
North Carolina	SH	11	523	7.50%	85	123,083	120,167	9,848
North Carolina/South Carolina	SH	13	523	7.25%	101	122,460	64,450	9,502
North Carolina	SH	4	217	7.25%	101	41,000	37,985	3,181
		31	1,562			$363,088	$284,822	$28,556

Mortgage Loans

We provide mortgage financing for health care properties based on our established investment underwriting criteria. We have also provided construction loans that by their terms convert into purchase/lease transactions or permanent financing mortgage loans upon completion of construction. The following table summarizes our investments in mortgage loans secured by first mortgages at December 31, 2025 (dollar amounts in thousands):

						Type	Percentage	Number of				Investment
				Gross		of	of			SNF	SH	per
Interest Rate		Maturity	State	Investment		Property	Investment	Loans (1)	Properties (1)	Beds	Units	Bed/Unit
11.3%	(2)	2043	MI	$179,885		SNF	46.7%	1	14	1,749	—	$102.85
8.3%		2030	CA	55,981		SH	14.5%	1	2	—	171	$327.37
8.5%		2030	FL	39,897		SH	10.3%	1	1	—	250	$159.59
10.2%	(3)	2045	MI	39,650		SNF	10.3%	1	4	480	—	$82.60
10.5%	(3)	2045	MI	19,650		SNF	5.1%	1	2	201	—	$97.76
8.8%		2026	MI	17,104		SH	4.5%	1	1	—	85	$201.22
10.8%	(3)	2045	MI	14,800		SNF	3.8%	1	1	146	—	$101.37
7.3%		2026	NC	10,750		SH	2.8%	1	1	—	45	$238.89
9.0%	(4)	2030	IL	7,794		UDP	2.0%	1	—	—	—	$—
Total				$385,511	(1)		100.0%	9	26	2,576	551	$123.28
(1)	Our mortgage loans are secured by properties located in five states with six borrowers. Additionally, some loans contain certain guarantees and/or provide for certain facility fees. Gross investment shown above excludes the impact of credit loss reserve.

(2)	During 2025, we modified the mortgage loan with Prestige Healthcare (“Prestige”), the borrower, to increase the current interest paid by the borrower from 8.5% to the full contractual interest rate of 11.14%, escalating annually. The modification was effective July 1, 2025. Additionally, the modification provides Prestige an option to prepay their mortgage loan at par without penalty within a 12-month window beginning in July 2026. Under the modification, Prestige agreed to provide us with at least a 90-day notice of its intention to exercise the option, and the ability for Prestige to exercise the pre-payment option is contingent on several factors including Prestige being current and in good standing on all its mortgage loans with LTC and obtaining replacement financing. In conjunction with the loan modification and the penalty-free early payoff option, we wrote-off $41,455 of effective interest previously accrued related to this mortgage loan. For more information related to the effective interest write-off see additional discussion below.

(3)	Mortgage loans provide for 2.25% annual increases in the interest rate after a certain time period.

(4)	During 2024, we committed to fund a $26,120 mortgage loan for the construction of a 116-unit SH located in Illinois. The borrower contributed $12,300 of equity which initially funded the construction. During the third quarter of 2025, we began funding the commitment. The loan bears interest at a current rate of 9.0% and an IRR of 9.5%.

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

As noted in the table above, during the year ended December 31, 2025, we modified a $179.9 million mortgage loan with Prestige, the borrower, to increase the current interest paid by the borrower from 8.5% to the full contractual interest rate of 11.14%, escalating annually. The modification was effective July 1, 2025. Additionally, the modification provides Prestige an option to prepay their mortgage loan at par and without penalty within a 12-month window beginning in July 2026. In evaluating the impact of the prepayment provisions allowing the borrower to settle the obligation at an amount less than amounts previously accrued under the effective interest method, we wrote-off $41.5 million of effective interest receivable previously accrued related to this mortgage loan during the third quarter of 2025. Subsequent to December 31, 2025, Prestige provided notice of its intent to repay its $179.9 million mortgage loan. Prestige is current on their contractual loan obligations through February 2026.

The following table sets forth certain information regarding our mortgage loans as of December 31, 2025 (dollar amounts in thousands):

					Average	Original		Current
	No. of	No. of	No. of	Interest	Months to	Face Amount	Gross	Annual Debt
Location	SNFs (1)	SHs (1)	Beds/ Units	Rate	Maturity	of Mortgage Loans	Investments	Service (2)
California	—	2	171	8.25%	56	$55,350	$55,981	$4,683
Florida	—	3	204	8.5%	53	39,331	39,897	3,438
Illinois	1	—	150	9.0%	55	1,177	7,794	697
Michigan	21	1	2,661	8.8%-11.3%	207	281,930	271,089	29,555
North Carolina	—	1	45	7.25%	5	10,750	10,750	790
TOTAL	22	7	3,231		160	$388,538	$385,511	$39,163
(1)	Includes nine mortgage loans in five states with six borrowers.

(2)	Includes principal and interest payments.

Notes Receivable

Our investment in notes receivable consists of a mezzanine loan and working capital notes. The following table summarizes our investments in notes receivable at December 31, 2025 (dollar amounts in thousands):

Interest			Type of	Gross			Type of
Rate	IRR	Maturity	Loan	Investment		# of loans	Property
9.0%	—	2026	Working capital	$25		1	SH
8.0%	11.0%	2027	Mezzanine	25,000		1	SH
0.0%	—	2028	Working capital	849		1	SNF
				$25,874	(1)	3
(1)	Excludes the impact of credit loss reserve.

Investments in Unconsolidated Joint Ventures

We have an ADC loan that meets the accounting criteria to be considered a variable interest entity (“VIE”). We are not the primary beneficiary of the VIE as we do not have both: 1) the power to direct the activities that most significantly affect the VIE’s economic performance, and 2) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. However, we do have significant influence over the VIE. Therefore, we account for the investment as a joint venture using the equity method of accounting. The following table provides information regarding our investment in unconsolidated joint ventures at December 31, 2025 (dollar amounts in thousands):

Total	Contractual		Type		Number
Preferred	Cash		of		of	Carrying		Type of
Return	Portion	State	Investment		Beds	Value		Property
9.2%	9.2%	TX	Senior Loan	(1)	104	$12,524	(1)	SNF
(1)	Represents a $12,700 mortgage loan, which is comprised of $11,164 funded at origination during 2024, an interest reserve of $750 and a capital expenditure reserve of $786. In accordance with GAAP, this mortgage loan was determined to be an ADC loan and is accounted for as an unconsolidated JV. The five-year mortgage loan is interest-only. Subsequent to December 31, 2025, the operator provided notice of its intent to pay off this mortgage loan.

Item 3. LEGAL PROCEEDINGS

From time to time, we are and may become a party to various claims and lawsuits arising in the ordinary course of our business asserted against our company and our properties and against our third-party SHOP operators, lessees and borrowers. None of such claims or lawsuits singularly or in aggregate, in our management’s opinion, are or are anticipated to be material to our business, results of operations or financial condition. These claims and lawsuits may include matters involving general or professional liability attributable to our SHOP operators, lessees and borrowers pursuant to general legal principles and pursuant to insurance and indemnification provisions in the applicable management agreements, leases or mortgages. However, regardless of the merits of particular claims or lawsuits, we may be forced to expend significant financial resources to defend and resolve these matters.

Item 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “LTC”.

Holders

As of February 18, 2026, we had approximately 396 holders of our common stock, as determined by counting our record holders and the number of participants reflected in a security position listing provided to us by the Depository Trust Company. Because such “DTC participants” are brokers and other institutions holding shares of our common stock on behalf of their customers, we do not know the actual number of unique stockholders represented by these record holders.

Dividend

We declared and paid total cash distributions on common stock as set forth below:

	Declared		Paid
	2025	2024	2025	2024
First quarter	$0.57	$0.57	$0.57	$0.57
Second quarter	$0.57	$0.57	$0.57	$0.57
Third quarter	$0.57	$0.57	$0.57	$0.57
Fourth quarter	$0.57	$0.57	$0.57	$0.57
	$2.28	$2.28	$2.28	$2.28

We intend to distribute to our stockholders an amount at least sufficient to satisfy the distribution requirements of a REIT. Cash flows from operating activities available for distribution to stockholders will be derived primarily from interest and rental payments from our real estate investments. All distributions will be made subject to approval of our Board of Directors and will depend on our earnings, our financial condition and such other factors as our Board of Directors deems relevant. In order to qualify for the beneficial tax treatment accorded to REITs by Sections 856 through 860 of the Internal Revenue Code, we are required to make distributions to holders of our shares equal to at least 90% of our REIT taxable income.

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

This graph compares the cumulative total stockholder return on our common stock from December 31, 2020, to December 31, 2025, with the cumulative stockholder total return of (1) the Standard & Poor’s 500 Stock Index and (2) the Nareit Equity REIT Index. The comparison assumes $100 was invested on December 31, 2020, in our common stock and in each of the foregoing indices and assumes the reinvestment of dividends.

LTC Properties, Inc.

Total Return Performance
LTC Properties, Inc.
FTSE Nareit Equity REITs Index
S&P 500 Index
Index Value
200
150
100
50
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25

	Period Ending
Index	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
LTC Properties, Inc.	$100.00	$93.23	$103.05	$99.70	$114.59	$121.66
FTSE NAREIT Equity REITs Index	$100.00	$143.24	$108.34	$123.21	$133.97	$137.83
S&P 500	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16

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

Under a typical RIDEA structure, we have certain oversight approval rights and the right to review operational and financial reporting information, but our independent third-party operators ultimately control the day-to-day operations of the property, pursuant to the terms of our management agreements. Offering RIDEA structures represent a further aspect of our traditional strategy of investing through vehicles such as non-cancelable triple-net operating leases, mortgage loans, and structured finance. We believe that RIDEA structures provide us with additional investment opportunities. We also have identified opportunities to cooperatively convert existing triple-net leases into our new SHOP segment, and in certain instances have completed these conversions. To develop and implement RIDEA structures, we may need to continue to commit financial and operational resources. While we anticipate that adding RIDEA transactions will be positive for our business model, our ability to succeed in this new segment will be determined by numerous factors, including our ability to identify suitable investments and our relationship with operators of our SHOP communities. We rely on the SHOP operator’s personnel, expertise, resources, good faith, and judgement to manage our SHOP communities efficiently and effectively. We also rely on the SHOP operators to set appropriate resident fees, provide accurate property-level financial results for our properties in a timely manner, and otherwise operate our SHOP communities in compliance with the terms of our management agreements and all applicable laws and regulations.

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

We conduct and manage our business as two operating segments for internal reporting and internal decision-making purposes: real estate investments (“Real Estate Investments”) segment which consists of our portfolio of owned real properties subject to non-cancelable triple-net leases (“NNN” or “Triple-Net Portfolio”), financing receivables, mortgage loan receivables, notes receivable and unconsolidated joint ventures, and our SHOP segment consists of seniors housing communities that are managed on our behalf by independent operators pursuant to the terms of separate management agreements. For purposes of this Annual Report on Form 10-K and other presentations, we generally include ALF, ILF, and MC in the seniors housing communities (“SH”) property classification. We have been operating since August 1992.

The following graph summarizes our gross investments as of December 31, 2025:

Substantially all of our revenues and sources of cash flows from operations are derived from operating lease rentals, resident fees and services, interest earned on financing receivables, interest earned on outstanding mortgage loans receivable, interest earned on outstanding notes receivable and income from investments in unconsolidated joint ventures. Our investments in owned real properties, financing leases, mortgage loans, mezzanine loans and preferred equity investments represent our primary source of liquidity to fund distributions and are dependent upon the performance of the operators on their lease and loan obligations and the rates earned thereon. To the extent that the operators experience operating difficulties and are unable to generate sufficient cash to make payments to us, there could be a material adverse impact on our consolidated results of operations, liquidity and/or financial condition. To mitigate this risk, we monitor our investments through a variety of methods determined by property type and operator. Our monitoring process includes periodic review of financial income statements for each facility, periodic review of operator credit, scheduled property inspections and review of covenant compliance.

In addition to our monitoring and research efforts, we also structure our investments to help mitigate payment risk. Some operating leases, financing leases and loans are credit-enhanced by guaranties, security deposits and/or letters of credit. Furthermore, operating leases are typically structured as master leases and loans are generally cross-defaulted and cross-collateralized with other loans, operating leases or agreements between us and the operator and its affiliates.

Depending upon the availability and cost of external capital, we anticipate making additional investments in health care related properties. New investments are generally funded from cash on hand, temporary borrowings under our unsecured revolving line of credit, asset sales and internally generated cash flows. Our investments generate internal cash from rent and interest receipts and principal payments on mortgage loans receivable. Permanent financing for future investments, which replaces funds drawn under our unsecured revolving line of credit, is expected to be provided through a combination of public and private offerings of debt and equity securities and secured and unsecured debt financing. The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets’ environment, especially to changes in interest rates. Changes in the capital markets’ environment may impact the availability of cost-effective capital.

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

Investment Portfolio Overview

The following tables summarize our real estate investment portfolio as of December 31, 2025 (dollar amounts in thousands):

						Twelve Months Ended
						December 31, 2025
		Number of			Percentage	Rental Income		Percentage
	Number of	SNF	SH	Gross	of	and Resident		of Total
Owned Properties	Properties (1)	Beds (2)	Units (2)	Investments	Investments	Fees and Services		Revenues
Triple-Net Portfolio:
Seniors Housing	54	—	3,218	$505,473	21.1%	$38,040		16.2%
Skilled Nursing	43	5,217	236	527,922	22.0%	54,718		23.3%
Other (3)	1	118	—	12,005	0.5%	1,189		0.5%
Subtotal: Triple-Net Portfolio	98	5,335	3,454	1,045,400	43.6%	93,947	(5)	40.0%
SHOP:
Seniors Housing	25	—	2,073	565,265	23.6%	72,116	(6)	30.7%
Total Owned Properties	123	5,335	5,527	1,610,665	67.2%	166,063		70.7%

		Number of			Percentage	Interest Income		Percentage
	Number of	SNF	SH	Gross	of	from Financing		of Total
Financing Receivables	Properties (1)	Beds (2)	Units (2)	Investments	Investments	Receivable		Revenues
Seniors Housing	28	—	1,263	286,543	12.0%	22,430		9.6%
Skilled Nursing	3	299	—	76,545	3.2%	5,885		2.5%
Total Financing Receivables	31	299	1,263	363,088	15.2%	28,315		12.1%

		Number of			Percentage	Interest Income		Percentage
	Number of	SNF	SH	Gross	of	from Mortgage		of Total
Mortgage Loans	Properties (1)	Beds (2)	Units (2)	Investments	Investments	Loans		Revenues
Seniors Housing	5	—	551	123,732	5.2%	6,193		2.6%
Skilled Nursing	21	2,576	—	253,985	10.6%	30,144		12.9%
Under Development (4)	—	—	—	7,794	0.3%	131		0.1%
Total Mortgage Loans	26	2,576	551	385,511	16.1%	36,468	(7)	15.6%

		Number of			Percentage	Interest		Percentage
	Number of	SNF	SH	Gross	of	and other		of Total
Notes Receivable	Properties (1)	Beds (2)	Units (2)	Investments	Investments	Income		Revenues
Seniors Housing	5	—	621	25,025	1.0%	2,555		1.1%
Skilled Nursing	—	—	—	849	0.0%	—		0.0%
Total Notes Receivable	5	—	621	25,874	1.0%	2,555	(8)	1.1%

		Number of			Percentage	Income from		Percentage
	Number of	SNF	SH	Gross	of	Unconsolidated		of Total
Unconsolidated Joint Ventures	Properties (1)	Beds (2)	Units (2)	Investments	Investments	Joint Ventures		Revenues
Skilled Nursing	1	104	—	12,524	0.5%	1,178		0.5%
Total Unconsolidated Joint Ventures	1	104	—	12,524	0.5%	1,178	(9)	0.5%

Total Portfolio	186	8,314	7,962	$2,397,662	100.0%	$234,579		100.0%

	Number	Number of			Percentage
	of	SNF	SH	Gross	of
Summary of Properties by Type	Properties (1)	Beds (2)	Units (2)	Investments	Investments
Seniors Housing	117	—	7,726	$1,506,038	62.9%
Skilled Nursing	68	8,196	236	871,825	36.3%
Other (3)	1	118	—	12,005	0.5%
Under Development (4)	—	—	—	7,794	0.3%
Total Portfolio	186	8,314	7,962	$2,397,662	100.0%
(1)	We have investments in owned properties, including NNN and SHOP, properties we own accounted for as financing receivables, mortgage loans, notes receivable and unconsolidated joint ventures in 23 states to 30 different operators.

(2)	See Item 2. Properties for discussion of bed/unit count.

(3)	Includes three parcels of land held-for-use and one behavioral health care hospital.

(4)	We funded $7,794 under a $26,120 mortgage loan commitment for the construction of a 116-unit SH located in Illinois. The loan bears interest at a current rate of 9.0% and an IRR of 9.5%.

(5)	Excludes $10,781 variable rental income from lessee reimbursement of our real estate taxes, $12,957 rental income from properties converted to SHOP and the straight-line rent receivable write-off of $1,514.

(6)	Resident fees and services include all amounts earned from residents, based on individual resident agreements, at our SHOP communities.

(7)	Excludes $2,555 of interest income related to mortgage loans receivable that have been paid off.

(8)	Included in the Interest and other income line item of our Consolidated Statements of Income. Excludes $2,739 interest income from loans that have been paid off.

(9)	Excludes $5,578 income from the redemption of our preferred equity investments in two joint ventures. Subsequent to December 31, 2025, the operator provided notice of its intent to pay off this mortgage loan.

As of December 31, 2025, we had $2.0 billion in net carrying value of investments as follows (dollar amounts in thousands):

		Percentage
	Carrying	of
	Value	Investments
Triple-Net Portfolio	$693,409	35.0%
SHOP	508,350	25.7%
Financing receivables	359,457	18.1%
Mortgage loans	381,662	19.3%
Notes receivable	25,615	1.3%
Unconsolidated joint ventures	12,524	0.6%
	$1,981,017	100.0%

The following table provides details on the components of revenues and related net operating income (“NOI”) across our portfolio for the year ended December 31, 2025 (in thousands):

Amount
Real Estate Investment segment:
Triple-Net Portfolio
Contractual cash rental income	$109,471
Variable cash rental income	10,781
Straight-line rent adjustment (1)	(1,631)
Adjustment of lease incentives and rental income	(1,514)
Amortization of lease incentives	(936)
Rental income	116,171
Financing Receivables:
Cash interest income from financing receivables	26,912
Effective interest income (2)	1,403
Interest income from financing receivables	28,315
Mortgage loans receivable:
Cash interest received	36,352
Effective interest income (3)	2,671
Interest income from mortgage loans	39,023
Other notes receivable:
Interest income-other notes	6,464
Effective interest adjustment (4)	(1,170)
Interest income from notes receivable	5,294
Unconsolidated joint ventures
Income from unconsolidated joint ventures	6,757

Total revenue-Real Estate Investments segment	195,560

Property level expenses-real estate investments	(10,795)
NOI-Real Estate Investment Segment (5)	$184,765

SHOP segment:
Resident fees and services:	$72,116
Property level expenses-SHOP	(54,088)
NOI-SHOP Segment (5)	$18,028
(1)	At December 31, 2025, the Straight-line rent receivable balance on our Consolidated Balance Sheets was $17,949.

(2)	At December 31, 2025, the financing receivables effective interest receivable balance which is included in the Interest receivable line item on our Consolidated Balance Sheets was $6,899.

(3)	At December 31, 2025, the mortgage loans receivable effective interest receivable balance which is included in the Interest receivable line item on our Consolidated Balance Sheets was $14,052.

(4)	At December 31, 2025, the other notes receivable effective interest receivable balance which is included in the Interest receivable line item on our Consolidated Balance Sheets was $74.

(5)	See Non-GAAP Financial Measures below for additional information and reconciliation.

Update on Certain Operators

ALG Senior Living

We hold controlling interest in three joint ventures with ALG Senior Living (“ALG”). The joint ventures own 28 assisted living and memory care communities in North Carolina (27) and South Carolina (1) with a total of 1,263 units. The joint ventures lease these communities to affiliates of ALG under three 10-year master leases and have provided the lessee with the option to purchase these communities. In accordance with generally accepted accounting principles (“GAAP”), the communities are recorded as Financing Receivables on our Consolidated Balance Sheets. Additionally, ALG operates a 45-unit assisted living and memory care community in North Carolina under a mortgage loan maturing in May 2026. ALG has paid their contractual rent and interest obligations through February 2026.

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

Genesis Healthcare, Inc.

During the second quarter of 2025, we received written notice from Genesis Healthcare Inc. (“Genesis”) of its exercise of a 5-year extension option, which would extend the term of the lease to April 30, 2031. During the third quarter of 2025, Genesis filed for Chapter 11 bankruptcy. Accordingly, we wrote-off straight-line rent receivable balance of $1.3 million related to Genesis’ master lease. Subsequent to December 31, 2025, a federal bankruptcy judge approved the sale of Genesis’ assets to a newly formed investment group. Affiliates of Genesis lease six skilled nursing centers in New Mexico (five) and Alabama (one) with a total of 782 beds under a master lease with LTC. Genesis has paid its contractual rent through February 2026. We will continue to monitor the status of Genesis’ bankruptcy-related developments.

Prestige Healthcare

Prestige Healthcare (“Prestige”) operates 21 skilled nursing centers located in Michigan secured under four mortgage loans and two skilled nursing centers located in South Carolina under a master lease. Prestige is our largest operator based upon revenues and assets representing 11.9% of our total revenues and 12.6% of our total assets as of December 31, 2025.

Prior to an amendment in July 2025, under Prestige’s $179.9 million mortgage loan secured by 14 properties, the minimum mortgage interest payment due to us was based on an annual current pay rate of 8.5% on the outstanding loan balance. The difference between the contractual interest rate and the current pay interest rate on the outstanding loan balance remained an obligation of Prestige and was payable through the application of security deposits we hold on behalf of Prestige or was payable at maturity. At December 31, 2025, Prestige’s security totaled $6.1 million.

During the third quarter of 2025, Prestige’s $179.9 million mortgage loan was modified to increase the current interest paid by Prestige from 8.5% to the full contractual interest rate of 11.14%, escalating annually. The modification was effective July 1, 2025. Additionally, the modification provides Prestige an option to prepay this mortgage loan at par and without penalty within a 12-month window beginning in July 2026. Prestige is required to provide us with at least a 90-day notice of its intention to exercise the option and the ability for Prestige to exercise the pre-payment option is contingent on several factors including Prestige being current and in good standing on all its mortgage loans with LTC and obtaining replacement financing. In conjunction with the loan amendment that provided the borrower with a penalty-free early payoff option, we wrote-off $41.5 million of interest receivable previously accrued related to this loan during the third quarter of 2025. Subsequent to December 31, 2025, Prestige provided notice of its intent to repay its $179.9 million mortgage loan and we expect them to repay the loan in 2026. Prestige is current on their contractual loan obligations through February 2026.

Other Operators

We had a JV that owned two assisted living communities with a total of 186 units in Oregon. The communities were leased under two separate leases with the same operator, who was the non-controlling member of the JV. During 2025, we acquired the operator’s $4.0 million non-controlling interest in the JV for $1.2 million and terminated the two existing leases. In connection with the termination of these leases, we wrote-off $0.2 million straight-line rent receivable and $0.3 million lease incentive. Concurrently, we entered into a new combined master lease with the same operator. The new combined master lease had a five-year term with one 1-year extension option and four 5-year extension options. During the fourth quarter of 2025, we terminated the new master lease and converted the senior housing communities covered by the master lease into our SHOP segment. Upon conversion into SHOP, the communities are operating and accounted for as one community. In connection with the conversion, we wrote-off the related working capital note of

$1.0 million during the fourth quarter of 2025.

Subsequent to December 31, 2025, we terminated a triple-net master lease and converted two seniors housing communities covered under the master lease to our SHOP segment. Upon conversion, we entered into a management agreement with an operator new to us. The communities have a total of 88 units and a gross book value of $25.9 million and are located in Texas.

2025 Transactions Overview

The following tables summarize our transactions during the year ended December 31, 2025 (dollar amounts in thousand):

SHOP Segment

During the second quarter of 2025, we began utilizing the RIDEA structure and established a SHOP segment. Following the establishment of SHOP, we terminated triple-net master leases with three operators and converted 15 communities covered under these master leases into our SHOP segment. Upon conversion into the SHOP segment, two of these communities are operating and accounted for as one community. Additionally, we acquired 11 communities within our SHOP segment. As of December 31, 2025, our SHOP segment included 25 seniors housing communities that are managed on our behalf by seven independent operators pursuant to separate management agreements. At December 31, 2025, our SHOP segment represented 23.6% of our gross portfolio investments.

The following table presents information related to our SHOP segment as of December 31, 2025 (dollar amounts in thousands):

					Average
			Number	Number	Investment
	Gross		of	of	per
State	Investment		Properties	Beds/Units	Unit
Wisconsin	$248,183		7	742	$334.48
Illinois	58,022		4	264	$219.78
California	48,743		2	133	$366.49
Colorado	41,801		4	228	$183.34
Kentucky	39,763		2	158	$251.66
Oregon	33,139		1	186	$178.17
Tennessee	31,334		1	100	$313.34
Kansas	26,241		2	114	$230.18
Georgia	23,015		1	88	$261.53
Ohio	15,024		1	60	$250.40
Total	$565,265	(1)	25	2,073	$272.68
(1)	Subsequent to December 31, 2025, we acquired three seniors housing communities within our SHOP segment for $108,000. The communities are located in Georgia with a total of 394 units. In conjunction with the acquisition, we entered into a management agreement with an existing operator. Additionally, we terminated a triple-net master lease and converted two SHs covered under the master lease to our SHOP segment. Upon conversion, we entered into a management agreement with an operator new to us. The communities have a total of 88 units and a gross book value of $25,981.

SHOP Acquisitions and Improvement Projects. The following table summarizes our acquisitions within our SHOP segment during the year ended December 31, 2025 (dollar amounts in thousands):

					Total		Number	Number
		Purchase		Transaction	Acquisition		of	of
State	Type of Property	Price		Costs	Costs		Properties	Beds/Units
California	SH	$35,200		$283	$35,483		1	67
Georgia	SH	22,900		98	22,998		1	88
Kentucky	SH	39,500		259	39,759		2	158
Tennessee	SH	31,250		81	31,331		1	100
Wisconsin	SH	194,050		470	194,520		5	520
Wisconsin	SH	30,000		612	30,612		1	122
		$352,900	(1)	$1,803	$354,703	(2)	11	1,055
(1)	Subsequent to December 31, 2025, we acquired three seniors housing communities in Georgia within our SHOP segment for $108,000. In conjunction with the acquisition, we entered into a management agreement with an existing operator.

(2)	At acquisition, we received property tax prorations credits of $1,116.

During the year ended December 31, 2025, we funded capital improvement projects of $2.7 million within our SHOP segment.

Triple-Net Portfolio

Lease Extensions. Many of our triple-net operating leases contain renewal options that, if exercised, could result in the amount of rent payable upon renewal being greater than that currently being paid. The following table outlines information related to our Triple-Net lease extensions during the year ended December 31, 2025 (dollar amounts in thousands):

		Number	Number
	Gross	of	of		Original		Extended
Type of Property	Investment	Properties	Beds/Units	State	Maturity		Maturity
SH	$68,767	7	461	IL, MI, OH	May 31, 2025		May 31, 2026
SNF	53,339	6	782	AL, NM	April 30, 2026	(1)	April 30, 2031
SH	32,361	2	159	GA, SC	December 31, 2025		December 31, 2026
SH	25,891	2	88	TX	February 28, 2025		February 28, 2026
SNF	13,053	2	211	SC	February 28, 2026		February 28, 2031
SNF	5,275	2	141	TN	December 31, 2025	(2)	December 31, 2026
	$198,686	21	1,842
(1)	During the third quarter of 2025, Genesis filed for Chapter 11 bankruptcy. Subsequent to December 31, 2025, a federal bankruptcy judge approved the sale of Genesis’ assets to a newly formed investment group. Genesis has paid its contractual rent through February 2026. We will continue to monitor the status of the bankruptcy-related developments.

(2)	The purchase option window provided in the master lease which expired on December 31, 2024, was extended for another year to December 31, 2025. During the third quarter of 2025, the operator provided an election notice to exercise its purchase option.

Lease Terminations. During 2025, we terminated two existing leases with the same operator and combined them into a single master lease with the same operator. The new master lease had a five-year term. In connection with the termination of these leases, we wrote-off $0.2 million of straight-line rent receivable and $0.3 million of lease incentive balances during the year ended December 31, 2025. During the fourth quarter of 2025, we terminated the new master lease and converted the senior housing communities covered by the master lease into our SHOP segment. The communities are located in Oregon with a total of 186 units. Upon conversion into SHOP, the communities are operating and accounted for as one community. In connection with the conversion, we wrote-off the related working capital note of $1.0 million during the fourth quarter of 2025.

Additionally, during 2025, we terminated the Anthem Memory Care, LLC (“Anthem”) triple-net master leases and converted the communities covered under the master leases into our SHOP segment. In conjunction with the conversion, during 2025, we wrote-off Anthem’s working capital note of $2.7 million and the related interest receivable of $0.4 million. Also, we terminated the New Perspective Senior Living, LLC (“New Perspective”) triple-net lease and converted the community covered under the lease into our SHOP segment. In connection with the conversion, we paid New Perspective $6.0 million lease termination fee.

Triple-Net Portfolio Sales. During the year ended December 31, 2025, we recorded a net gain on sale of real estate of $77.8 million. The following table summarizes property sales during the year ended December 31, 2025 (dollar amounts in thousands):

	Type	Number	Number
	of	of	of	Sales	Carrying	Net
State	Properties	Properties	Beds/Units	Price	Value	Gain (Loss) (1)
California	SNF	1	156	$29,000	$12,010	$16,578
Florida	SNF	2	240	43,000	16,148	25,907
Ohio	SH	1	39	1,000	670	236
Ohio (2)	N/A	—	—	1,800	1,342	340
Oklahoma	SH	1	29	670	670	(96)
Texas	N/A	1	—	2,880	3,266	(690)
Virginia	SNF	4	500	51,000	14,772	35,547
		10	964	$129,350	$48,878	$77,822
(1)	Calculation of net gain (loss) includes cost of sales and write-off of straight-line rent receivable and lease incentives, when applicable.

(2)	We sold a parcel of land adjacent to a memory care community within our portfolio.

Triple-Net Portfolio Improvement Projects. During the year ended December 31, 2025, we invested in improvement projects within our Triple-Net Portfolio as follows (in thousands):

Type of Property	NNN
Seniors Housing Communities	$2,967
Skilled Nursing Centers	1,600
Total	$4,567

Mortgage Loans Receivable

The following table summarizes our mortgage loans receivable activity for the year ended December 31, 2025 (in thousands):

	Amount
Originations and funding under mortgage loans receivable	$105,845	(1)
Payoffs received	(37,237)	(2)
Application of interest reserve	2,177
Scheduled principal payments received	(1,000)
Mortgage loan premium amortization	(9)
Provision for loan loss reserve	(697)
Net increase in mortgage loans receivable	$69,079
(1)	Funded the following mortgage loans during 2025:

(a)	$55,350 under a $57,550 mortgage loan commitment secured by two SH with a total of 171 units in California. The loan term is five years at a rate of 8.3%;

(b)	$38,351 under a $42,300 mortgage loan commitment secured by a 250-unit SH in Florida. The loan term is five years at a fixed rate of 8.5%;

(c)	$4,350 under a $19,500 mortgage loan commitment for the construction of an 85-unit SH in Michigan. The borrower contributed $12,100 of equity upon origination in July 2023, which was used to initially fund the construction. Our remaining commitment is $2,396. The interest-only loan term is approximately three years at a rate of 8.75%, and includes two one-year extensions, each of which is contingent on certain coverage thresholds; and

(d)	$7,794 under a $26,120 mortgage loan commitment for the construction of a 116-unit SH located in Illinois. The borrower contributed $12,300 of equity which was used to initially fund the construction. During the third quarter of 2025, we began funding this commitment. Our remaining commitment is $18,326. The loan bears interest at a current rate of 9.0% and an IRR of 9.5%.

(2)	Received the following payoffs and paydown during 2025:

(a)	$16,706 from a mortgage loan payoff secured by a 112-unit SH in Florida;

(b)	$16,500 from a mortgage loan payoff secured by a 150-bed SNF in Illinois;

(c)	$4,000 from a mortgage loan payoff secured by two SH with a total of 92 units in Florida; and

(d)	$31 of partial principal paydown.

Unconsolidated Joint Ventures

We had preferred equity investments in joint ventures that met the accounting criteria to be considered a variable interest entity (“VIE”). During the year ended December 31, 2025, we received $16.0 million, which includes a 13% exit IRR of $3.0 million, from the redemption of a preferred equity investment in a joint venture that owns a 267-unit seniors housing in Washington. Additionally, during the year ended December 31, 2025, we received $8.1 million, which includes a 12% exit IRR of $1.8 million, from the redemption of a preferred equity investment in a joint venture that owns a 109-unit seniors housing community in Washington.

Notes Receivable

The following table summarizes our notes receivable activity for the year ended December 31, 2025 (dollar amounts in thousands):

	Amount
Advances under notes receivable	$25
Principal payments received under notes receivable	(18,218)	(1)
Write-off of notes receivable	(3,650)	(2)
Recovery of credit losses	218
Net decrease in notes receivable	$(21,625)
(1)	Received the following payoffs and paydown during 2025:

(a)	$17,000 from the early payoff of a mezzanine loan. In conjunction with the mezzanine loan payoff, we received 12% exit IRR income of $2,599 recognized as Interest and other income in our Consolidated Statements of Income. The exit IRR income was partially offset by $1,624 of effective interest previously recognized over the term of the mezzanine loan through payoff;

(b)	$639 from the payoff of three working capital loans; and

(c)	$579 from the paydown of a working capital loan.

(2)	Represents the write-off of the Anthem working capital note in connection with terminating Anthem’s master lease and converting the communities covered under the master lease to SHOP.

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

The following table reflects our recent historical trends of concentration risk (gross investment, in thousands):

	12/31/25	9/30/25	6/30/25	3/31/25	12/31/24
Asset mix:
Triple-Net Portfolio	$1,045,400	$1,149,924	$1,154,836	$1,329,856	$1,333,078
SHOP	565,265	446,527	174,847	—	—
Financing receivables	363,088	362,201	361,438	361,460	361,482
Mortgage loan receivables	385,511	393,587	356,815	317,527	315,734
Notes receivable	25,874	27,010	44,135	44,786	47,717
Unconsolidated joint ventures	12,524	18,342	17,793	17,602	30,602
Real estate investment mix:
Senior housing communities	$1,506,038	$1,440,634	$1,138,799	$1,100,232	$1,117,588
Skilled nursing centers	871,825	943,775	959,060	958,994	959,020
Other (1)	12,005	12,005	12,005	12,005	12,005
Under development	7,794	1,177	—	—	—
Operator/credit mix:
ALG Senior Living	$297,292	$296,405	$295,628	$295,629	$295,629
Prestige Healthcare (1)	267,982	268,534	268,567	268,896	269,022
Encore Senior Living	206,429	199,187	196,735	195,355	195,276
HMG Healthcare, LLC	167,737	167,917	167,202	166,976	166,716
Anthem Memory Care, LLC (2)	—	—	—	153,714	156,407
Carespring Health Care Management, LLC	102,940	102,940	102,940	102,940	102,940
Remaining operators	790,017	916,081	903,945	887,721	902,623
SHOP operators (2) (3)	565,265	446,527	174,847	—	—
Geographic mix:
Wisconsin	$319,951	$288,933	$94,051	$93,849	$93,844
Texas	314,987	314,232	319,423	318,584	318,133
North Carolina	303,391	302,504	301,727	301,650	301,468
Michigan	293,954	293,889	293,189	292,396	290,450
California (4)	143,906	160,780	69,717	69,717	69,717
Remaining states (4)	1,021,473	1,037,253	1,031,757	995,035	1,015,001
(1)	As of December 31, 2025, we have three parcels of land. These parcels are located adjacent to properties securing the Prestige Healthcare mortgage loan and are managed by Prestige. Subsequent to December 31, 2025, Prestige provided notice of its intent to repay its $179,885 mortgage loan and we expect them to repay the loan in 2026.

(2)	During the second quarter of 2025, we terminated our Anthem triple-net master leases and converted the communities covered under the master leases into our SHOP segment. Accordingly, our “Anthem Memory Care, LLC” were included with “SHOP operators” classification for the third and fourth quarters of 2025.

(3)	Our communities within our SHOP segment operated by independent operators on our behalf are classified as “SHOP operators”. Our SHOP segment is not subject to operator/credit concentration risk.

(4)	During the three months ended December 31, 2025, we sold two SNFs in Florida with a gross book value of $23,902 for a sales price of $43,000. As a result of this transaction, Florida is no longer a top five state under our geographic mix and is replaced by California. Accordingly, our “California” properties were reclassified from “Remaining states” and our “Florida” properties were reclassified to “Remaining states” for all periods presented.

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

Balance Sheet Metrics

	Year Ended		Quarter Ended
	12/31/25		12/31/25			9/30/25			6/30/25			3/31/25			12/31/24
Debt to gross asset value	34.0%		34%		(1)	38.1%		(4)	31.3%			31.1%			31.1%
Debt to market capitalization ratio	33.6%		33.6%		(2)	35.1%		(5)	30.4%		(7)	29.5%		(8)	30.3%
Interest coverage ratio (10)	4.8	x	4.4	x	(3)	4.8	x	(6)	5.1	x		5.0	x	(9)	4.7	x
Fixed charge coverage ratio (10)	4.8	x	4.4	x	(3)	4.8	x	(6)	5.1	x		5.0	x	(9)	4.7	x
(1)	Decreased due to decrease in outstanding debt.

(2)	Decreased due to decrease in outstanding debt partially offset by decrease in market capitalization resulting from lower stock price.

(3)	Decreased due to increase in interest expense partially offset by increase in net operating income from our SHOP segment.

(4)	Increased due to increase in outstanding debt partially offset by increase in gross asset value.

(5)	Increased due to increase in outstanding debt partially offset by increase in market capitalization resulting from the sale of common stock under our Equity Distribution Agreement as well as increase in stock price.

(6)	Decreased due to increase in interest expense and decrease in rental income partially offset by increase in revenue from resident fees and services and interest and other income.

(7)	Increased due to increase in outstanding debt and decrease in market capitalization from lower stock price.

(8)	Decreased due to increase in market capitalization due to increase in stock price.

(9)	Increased due to decrease in interest expense.

(10)	In calculating our interest coverage and fixed charge coverage ratios above, we use EBITDAre, which is a financial measure not derived in accordance with GAAP (non-GAAP financial measure). EBITDAre and Adjusted EBITDAre are not alternatives to net income, operating income or cash flows from operating activities as calculated and presented in accordance with GAAP. You should not rely on EBITDAre and Adjusted EBITDAre as a substitute for any such GAAP financial measures or consider it in isolation, for the purpose of analyzing our financial performance, financial position or cash flows. Net income is the most directly comparable GAAP measure to EBITDAre and Adjusted EBITDAre.

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

Operating Results

Year ended December 31, 2025 compared to year ended December 31, 2024 (in thousands):

	Year Ended December 31,
	2025		2024		Difference
Revenues:
Rental income	$116,171		$132,278		$(16,107)	(1)
Resident fees and services	72,116		—		72,116	(2)
Interest income from financing receivables	28,315		21,663		6,652	(3)
Interest income from mortgage loans	39,023		45,216		(6,193)	(4)
Interest and other income	7,229		10,690		(3,461)	(5)
Total revenues	262,854		209,847		53,007

Expenses:
Interest expense	35,306		40,336		5,030	(6)
Depreciation and amortization	37,874		36,367		(1,507)	(7)
Seniors housing operating expenses	54,088		—		(54,088)	(8)
Impairment loss	—		6,953	(9)	6,953
Write-off of effective interest receivable	41,455		—		(41,455)	(10)
Provision for credit losses	4,515		741		(3,774)	(11)
Transaction costs	8,221		819		(7,402)	(12)
Triple-net lease property tax expense	10,795		12,930		2,135
General and administrative expenses	31,120		27,243		(3,877)	(13)
Total expenses	223,374		125,389		(97,985)

Income before unconsolidated joint ventures, real estate dispositions and other items	39,480		84,458		(44,978)

Gain on sale of real estate, net	77,822	(14)	7,979	(15)	69,843
Income from unconsolidated joint ventures	6,757		2,442		4,315	(16)
Income tax provision	(179)		—		(179)
Net income	123,880		94,879		29,001
Income allocated to non-controlling interests	(5,908)		(3,839)		(2,069)	(3)
Net income attributable to LTC Properties, Inc.	117,972		91,040		26,932
Income allocated to participating securities	(696)		(682)		(14)
Net income available to common stockholders	$117,276		$90,358		$26,918
(1)	Decreased primarily due to conversion of 15 communities from triple-net to our SHOP segment, lower rent from property sales and the turnaround impact of a one-time revenue received in 2024 related to the repayment of a $2,377 rent credit, write-off of a straight-line rent receivable balance due to an operator filing for bankruptcy and the write-off of a straight-line rent receivable and lease incentive balance in connection with the termination of two existing leases with the same operator, and combining them into a single master lease. The decreases were partially offset by rent increases from fair-market rent resets, annual escalations and amendments.

(2)	Resident fees and services include all amounts earned from residents, based on individual resident agreements, at our SHOP communities.

(3)	Increased primarily due to the exchange of two mortgage loan receivables near the end of the second quarter of 2024 for controlling interests in two newly formed JVs that are accounted for as financing receivables.

(4)	Decreased primarily due to explanation (3) above, decrease in Prestige effective interest previously accrued, and payoffs partially offset by additional mortgage loan funding.

(5)	Decreased due to aggregate one-time income of $4,052 received from two former operators and receipt of insurance proceeds in 2024 compared to one-time income of $600 received from a former operator in 2025.

(6)	Decreased due to lower average outstanding balance on our revolving line of credit, scheduled principal paydowns on our senior unsecured notes and lower interest rates.

(7)	Increased due to acquisitions within our SHOP segment partially offset by properties sold.

(8)	Represents operating expenses related to our new SHOP segment.

(9)	Represents the impairment loss in connection with the anticipated closure of two SH communities totaling 95 units in Ohio and Texas and the subsequent sale of a 29-unit SH community located in Oklahoma.

(10)	In conjunction with the Prestige mortgage loan modification that provided Prestige a penalty-free early payoff option, we wrote-off interest receivable previously accrued related to this mortgage loan.

(11)	Increased due to the write-off of working capital notes and interest receivable in connection with the transition of triple-net leases covering 15 properties to RIDEA.

(12)	Increased primarily due to $5,971 lease termination fee paid to New Perspective upon conversion of the community covered under a triple-net lease into our SHOP segment and additional costs associated with the startup of our new RIDEA platform.

(13)	Increased primarily due to one-time expenses related to an employee’s retirement and increase in incentive compensation expenses and other corporate expenses.

(14)	Represents the gain on sale related to the sale of seven SNFs with a total of 896 units located in California (one), Florida (two) and Virginia (four), one SH and a parcel of land adjacent to an SH within our portfolio located in Ohio partially offset by a net loss on sale related to a closed facility in Texas.

(15)	Represents the gain on sale of an 80-unit SH in Texas, a 110-unit community in Wisconsin and three closed properties located in Texas (two) and Colorado (one), partially offset by the aggregate loss on sale of six SHs located in Texas (five) and Florida (one).

(16)	Increased due to the aggregate exit IRR of $4,762 received in connection with the redemption of our preferred equity investments in two JVs.

Year ended December 31, 2024 compared to year ended December 31, 2023 (in thousands):

	Year Ended December 31,
	2024		2023		Difference
Revenues:
Rental income	$132,278		$127,350		$4,928	(1)
Interest Income from financing receivables	21,663		15,243		6,420	(2)
Interest income from mortgage loans	45,216		47,725		(2,509)	(3)
Interest and other income	10,690		6,926		3,764	(4)
Total revenues	209,847		197,244		12,603

Expenses:
Interest expense	40,336		47,014		6,678	(5)
Depreciation and amortization	36,367		37,416		1,049	(6)
Impairment loss	6,953	(7)	15,775	(8)	8,822
Provision for credit losses	741		5,678		4,937	(9)
Transaction costs	819		1,144		325
Property tax expense	12,930		13,269		339
General and administrative expenses	27,243		24,286		(2,957)	(10)
Total expenses	125,389		144,582		19,193

Income before unconsolidated joint ventures, real estate dispositions and other items

Gain on sale of real estate, net	7,979	(11)	37,296	(12)	(29,317)
Income from unconsolidated joint ventures	2,442		1,504		938	(13)
Net income	94,879		91,462		3,417
Income allocated to non-controlling interests	(3,839)		(1,727)		(2,112)	(2)
Net income attributable to LTC Properties, Inc.	91,040		89,735		1,305
Income allocated to participating securities	(682)		(587)		(95)
Net income available to common stockholders	$90,358		$89,148		$1,210
(1)	Increased due to $3,158 one-time additional straight-line rental income related to restoring accrual basis accounting for two master leases, $2,377 repayment of rent credit in connection with the sale of our interest in a consolidated JV, rental income from acquisitions, annual rent escalations, partially offset by portfolio transitions and property sales.

(2)	Increased primarily due to exchange of two mortgage loan receivables during the second quarter of 2024 for controlling interests in two newly formed JVs that are accounted for as financing receivables.

(3)	Decreased primarily due to explanation (2) above and payoffs, partially offset by mortgage loan originations.

(4)	Increased primarily due to aggregate one-time income of $4,052 received from two former operators, partially offset by working capital note payoffs.

(5)	Decreased due to lower outstanding balance on our revolving line of credit and scheduled principal paydowns on our senior unsecured notes.

(6)	Decreased due to properties sold.

(7)	Represents the impairment loss in connection with the anticipated closure of SH totaling 95 units in Ohio and Texas and the subsequent sale of a 29-unit SH located in Oklahoma.

(8)	Represents the impairment loss in connection with the negotiations to sell seven SH totaling 248 units in Texas and the impairment loss related to three SH totaling 197 units in Florida and Mississippi due to entering into purchase and sale agreements with sales prices lower than the communities’ carrying values. These properties were sold during 2023 and 2024.

(9)	Decreased primarily due to the $3,561 write-off of an uncollectible working capital loan in 2023 and loan and note payoffs, offset by explanation (2) above.

(10)	Increased due to higher costs related to properties transitioned to new operators, incentive compensation charges, public company costs and the timing of certain expenditures.

(11)	Represents the gain on sale of an 80-unit SH in Texas, a 110-unit community in Wisconsin and three closed properties located in Texas (two) and Colorado (one), partially offset by the aggregate loss on sale of six SHs located in Texas (five) and Florida (one).

(12)	Represents the aggregate net gain on sale related to 19 SHs located in Florida (five), Kentucky (one), Mississippi (one), Nebraska (three), New Jersey (one), Oklahoma (one), Pennsylvania (two) and South Carolina (three) and two SNFs in New Mexico during 2023.

(13)	Increased due to additional income from origination of a $12,700 mortgage loan receivable secured by a SNF in Texas. In accordance with GAAP, this mortgage loan receivable was determined to be an acquisition, development and construction (“ADC”) loan and is accounted for as an unconsolidated JV.

Other

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

The following table reconciles net income available to common stockholders to FFO attributable to common stockholders (unaudited, amounts in thousands, except per share amounts):

	For the Year Ended December 31,
	2025	2024	2023
GAAP net income available to common stockholders	$117,276	$90,358	$89,148
Add: Depreciation and amortization	37,874	36,367	37,416
Add: Impairment loss	—	6,953	15,775
Less: Gain on sale of real estate, net	(77,822)	(7,979)	(37,296)
Nareit FFO attributable to common stockholders	$77,328	$125,699	$105,043
Nareit FFO attributable to common stockholders per share:
Effect of dilutive securities:
Add: Participating securities	—	682	587
Diluted Nareit FFO attributable to common stockholders	$77,328	$126,381	$105,630

Weighted average shares used to calculate Nareit FFO per share:
Shares for basic net income per share	46,230	43,743	41,272
Effect of dilutive securities:
Performance-based stock units	330	498	86
Participating securities	—	296	256
Total effect of dilutive securities	330	794	342
Shares for diluted FFO per share	46,560	44,537	41,614

Net Operating Income

Net operating income or NOI is a non-GAAP financial measure that is calculated as net income (loss) (computed in accordance with GAAP) before (i) general and administrative expenses, (ii) transaction costs, (iii) write-off of effective interest, (iv) provision for credit losses, (v) impairment loss, (vi) depreciation and amortization, (vii) interest expense,(viii) gain or loss on sale of real estate and (ix) income tax benefit or expense. We use NOI to reflect the operating performance of our portfolio because NOI excludes certain items that are not associated with the operations of our properties.

NOI is not equivalent to our net income (loss) as determined under GAAP. Additionally, our use of the term NOI may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount. Therefore, caution should be exercised when comparing our NOI to that of other REITs.

The following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure to NOI for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net income	$123,880	$94,879	$91,462
Add: Income tax provision	179	—	—
Less : Gain on sale of real estate, net	(77,822)	(7,979)	(37,296)
Add: General and administrative expense	31,120	27,243	24,286
Add: Transaction costs	8,221	819	1,144
Add: Write-off of effective interest	41,455	—	—
Add: Provision for credit losses	4,515	741	5,678
Add: Impairment loss	—	6,953	15,775
Add: Depreciation and amortization	37,874	36,367	37,416
Add: Interest expense	35,306	40,336	47,014
NOI	$204,728	$199,359	$185,479

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

The following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure to EBITDAre for the periods presented below (in thousands):

	Year to Date		Three Months Ended
	12/31/25		12/31/25		9/30/25		6/30/25		3/31/25		12/31/24
Net income (loss)	$123,880		$103,651		$(18,540)		$16,548		$22,221		$19,590
Less/Add: (Gain)/loss on sale	(77,822)		(78,057)		738		(332)		(171)		(1,097)
Add/Less: Income tax provision (benefit)	179		218		42		(81)		—		—
Add: Impairment loss	—		—		—		—		—		6,953
Add: Interest expense	35,306		10,588		8,791		8,014		7,913		8,365
Add: Depreciation and amortization	37,874		10,949		8,987		8,776		9,162		9,194
EBITDAre	119,417		47,349		18		32,925		39,125		43,005
Add/(Less): Non-recurring one-time items	49,783	(1)	(1,051)	(2)	42,418	(3)	8,011	(4)	405	(5)	(3,379)	(6)
Adjusted EBITDAre	$169,200		$46,298		$42,436		$40,936		$39,530		$39,626

Interest expense	$35,306		$10,588		$8,791		$8,014		$7,913		$8,365

Interest coverage ratio	4.8	x	4.4	x	4.8	x	5.1	x	5.0	x	4.7	x

Interest expense	$35,306		$10,588		$8,791		$8,014		$7,913		$8,365
Total fixed charges	$35,306		$10,588		$8,791		$8,014		$7,913		$8,365

Fixed charge coverage ratio	4.8	x	4.4	x	4.8	x	5.1	x	5.0	x	4.7	x
(1)	See (2) through (5) below.

(2)	Includes $1,800 received in connection with the redemption of our preferred equity investment in a joint venture and $600 of one-time income received from a former operator partially offset by $957 write-off of a working capital note and $392 of one-time transaction costs in connection with the transition to RIDEA.

(3)	Includes $41,455 effective interest write-off related to a mortgage loan amendment that permits penalty-free early payoff window within an allowable window, $1,271 straight-line rent receivable write-off due to an operator’s bankruptcy filing, $554 provision for credit losses related to mortgage loan originations and $488 of one-time transaction costs in connection with the transition to RIDEA partially offset by the exit IRR of $975 received in connection with an early payoff of a mezzanine loan and recovery of credit losses of $375 related to loan payoffs.

(4)	Includes $5,971termination fee paid to New Perspective, $1,136 one-time costs associated with an employee’s retirement, $520 of one-time RIDEA transaction costs and $384 provision for credit losses related to a mortgage loan origination.

(5)	Includes $2,693 write-off of a working capital note, $371 of related interest receivable, and $303 of one-time transaction costs, all in connection with the transition to RIDEA, partially offset by the 13% exit IRR of $2,962 received in connection with the redemption of our preferred equity investment in a JV.

(6)	Includes a one-time additional straight-line income of $3,158 related to restoring accrual basis accounting for two master leases, recovery of credit losses of $511 related to a mortgage loan receivable write-off, partially offset by a $290 provision for credit losses related to the write-off of an uncollectible loan receivable.

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

We make estimates as part of our allocation of the purchase price for asset acquisitions to the various components of the acquisition based upon the relative fair value of each component. The most significant components of our purchase allocations are typically the allocation of fair value to land and building.  Our estimates of the fair value of land and building acquired were determined using the sales comparison approach and the income approach, respectively, and include assumptions of comparable land sales, direct capitalization rates and property net operating income.

In the case of the fair value of buildings and the allocation of value to land and other intangibles, the estimates of the values of these components will affect the amount of depreciation and amortization we record over the estimated useful life of the property acquired or the remaining lease term.

Liquidity and Capital Resources

Sources and Uses of Cash

As of December 31, 2025, we had $650.0 million in liquidity as follows (amounts in thousands):

	At December 31, 2025
Cash and cash equivalents	$14,387
Available under unsecured revolving line of credit	347,137	(1)
Available under Equity Distribution Agreement	288,509	(2)
Total Liquidity	$650,033	(3)

(1)	Subsequent to December 31, 2025, we borrowed $107,000 under our unsecured revolving line of credit. Accordingly, we have $359,863 outstanding with $240,137 available for borrowing.

(2)	Subsequent to December 31, 2025, we sold 71,059 shares of common stock under our Equity Distribution Agreement. Accordingly, we had $285,970 available under the Equity Distribution Agreement.

(3)	Subsequent to December 31, 2025, we had $540,494 in Liquidity. See (1) and (2) above.

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

The operating results of the properties will be impacted by various factors over which the operators may have no control. Those factors include, without limitation, the health of the economy, inflation pressures, employee availability and cost, changes in supply of or demand for competing seniors housing and health care facilities, ability to hire and maintain qualified staff, ability to control other rising operating costs, the potential for significant reforms in the health care industry, and related occupancy challenges that could be faced by our industry or in the markets where our properties are located. In addition, our future growth in net income and cash flow may be adversely impacted by various proposals for changes in the governmental regulations and financing of the health care industry or the impact of any other infectious disease and epidemic outbreaks. We cannot presently predict what impact these potential events may have, if any. We believe that adequate provisions have been made for the possibility of loans and financing receivables proving uncollectible but we will continually evaluate the financial status of the operations of our seniors housing and health care properties. In addition, we will monitor our borrowers and the underlying collateral for mortgage loans and financing receivables and will make future revisions to the provision, if considered necessary.

Depending on our borrowing capacity, compliance with financial covenants, ability to access the capital markets, and the payment of dividends may be negatively impacted. We continuously evaluate the availability of cost-effective capital and believe we have sufficient liquidity for our current dividend, corporate expenses and additional capital investments in 2026.

Our investments, principally our investments in owned real properties, financing leases and mortgage loans, are subject to the possibility of loss of their carrying values as a result of changes in market prices, interest rates and inflationary expectations. The effects on interest rates may affect our costs of financing our operations and the fair market value of our financial assets. Generally, our leases have agreed upon annual increases and our loans have predetermined increases in interest rates. Inasmuch as we may initially fund some of our investments with variable interest rate debt, we would be at risk of net interest margin deterioration if medium and long-term rates were to increase.

Our primary sources of cash include rent and interest receipts, borrowings under our unsecured credit facility, public and private issuance of debt and equity securities, proceeds from investment dispositions and principal payments on loans receivable. Our primary uses of cash include property operating expenses and recurring capital expenditures within our SHOP segment, dividend distributions, debt service payments (including principal and interest), real property investments (including acquisitions, renovations and other capital improvements and construction advances), loan advances and general and administrative expenses. These sources and uses of cash are reflected in our Consolidated Statements of Cash Flows as summarized below (in thousands):

	Year Ended December 31,		Change
Net cash provided by (used in):	2025	2024	$
Operating activities	$135,977	$125,875	$10,102
Investing activities	(269,944)	90,680	(360,624)
Financing activities	138,940	(227,427)	366,367
Increase (decrease) in cash and cash equivalents	4,973	(10,872)	15,845
Cash and cash equivalents, beginning of period	9,414	20,286	(10,872)
Cash and cash equivalents, end of period	$14,387	$9,414	$4,973

Debt Obligations

Unsecured Credit Facility. We had an unsecured credit agreement that provided for an aggregate commitment of the lenders of up to $525.0 million comprising of a $425.0 million revolving credit facility and two $50.0 million term loans (the “Original Term Loans”). The Original Term Loans had maturities of November 19, 2025 and November 19, 2026. The revolving credit facility had a maturity date of November 19, 2026. The unsecured credit agreement permitted us to request increases to the revolving credit facility and term loans commitments up to a total of $1.0 billion. During the third quarter of 2025, we entered into a new four-year unsecured credit agreement (the “New Credit Agreement”) maturing in July 2029, to replace our previous credit agreement. The New Credit Agreement increased the aggregate commitment on our revolving credit facility from $425.0 million to $600.0 million (the “Revolving Line of Credit”) and provides for the opportunity to increase the total commitment to an aggregate $1.2 billion (the “Accordion”). The New Credit Agreement provides for a one-year extension option, subject to customary conditions. Material terms of the New Credit Agreement remain unchanged. In connection with the New Credit Agreement, the Original Term loans were rolled into the Revolving Line of Credit. During the fourth quarter of 2025, we amended our New Credit Agreement to increase the aggregate commitment of the lenders by $200.0 million to a total of $800.0 million through the exercise of the Accordion and established term loans totaling $200.0 million (the “Term Loans”). The Term Loans consist of $50.0 million, $55.0 million, $55.0 million and $40.0 million borrowings, with contractual maturities of three, four, five and seven years, respectively.

Based on our leverage at December 31, 2025, the Revolving Line of Credit provides for interest annually at Adjusted SOFR plus 110 basis points and a facility fee of 15 basis points and the Term Loans provide for interest annually at SOFR plus 115 basis points for the three, four and five year borrowings and 150 basis points for seven year borrowings.

Interest Rate Swap Agreement. In connection with entering into the Original Term Loans as discussed above, we entered into two receive variable/pay fixed interest rate swap agreements with maturities of November 19, 2025 and November 19, 2026, respectively, that effectively locked-in the forecasted interest payments on the Original Term Loan borrowings over the four and five year terms of the loans. Additionally, during the fourth quarter of 2025, we entered into interest rate swaps with maturities of three, four, five and seven years, respectively (the “Interest Rate Swaps”) to effectively lock-in the forecasted interest payments on the Term Loans. Our interest rate swaps are considered cash flow hedges and are recorded on our Consolidated Balance Sheets at fair value, with changes in the fair value of these instruments recognized in Accumulated other comprehensive income (loss) on our Consolidated Balance Sheets. During the year ended December 31, 2025, we recorded $3.3 million decrease in fair value of interest rate swaps.

The following table sets forth information regarding our interest rate swaps at December 31, 2025 (dollar amounts in thousands):

					Notional		Fair Value at
Date Entered	Maturity Date	Swap Rate		Rate Index	Amount		December 31, 2025
November 2021	November 19, 2025	N/A %	(1)	1-month SOFR	$ N/A	(1)	$—	(1)
November 2021	November 19, 2026	2.46%		1-month SOFR	50,000	(2)	938
December 2025	December 12, 2028	4.61%		SOFR with 5-day lookback	25,000		(52)
December 2025	December 12, 2028	4.61%		SOFR with 5-day lookback	25,000		(55)
December 2025	December 12, 2029	4.65%		SOFR with 5-day lookback	55,000		(136)
December 2025	December 12, 2030	4.68%		SOFR with 5-day lookback	30,000		(45)
December 2025	December 12, 2030	4.72%		SOFR with 5-day lookback	25,000		(74)
December 2025	December 12, 2032	5.21%		SOFR with 5-day lookback	27,500		(45)
December 2025	December 12, 2032	5.25%		SOFR with 5-day lookback	12,500		(49)
					$250,000		$482
(1)	The interest rate swap, which had a notional amount of $50,000, matured on November 19, 2025. Accordingly, the fair value of the interest rate swap was $0 at December 31, 2025.

(2)	During the third quarter of 2025, the interest rate swap was rolled into the Revolving Line of Credit.

Senior Unsecured Notes. We have senior unsecured notes held by institutional investors with interest rates ranging from 3.66% to 4.5%. The senior unsecured notes mature between 2026 and 2033.

The debt obligations by component as of December 31, 2025 are as follows (dollar amounts in thousands):

	Applicable		Available
	Interest	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing
Revolving line of credit (2)	4.40%	$252,863	$347,137
Term loans, net of debt issue costs	4.77%	198,213	—
Senior unsecured notes, net of debt issue costs (3)	4.12%	391,105	—
Total	4.36%	$842,181	$347,137
(1)	Represents weighted average of interest rate as of December 31, 2025.

(2)	Subsequent to December 31, 2025, we borrowed $107,000 under our unsecured revolving line of credit. Accordingly, we have $359,863 outstanding and $240,137 available for borrowing under our unsecured revolving line of credit.

(3)	Subsequent to December 31, 2025, we repaid $5,000 in scheduled principal paydowns on our senior unsecured notes. Accordingly, we have $386,105 outstanding under our senior unsecured notes, net of debt issue costs.

Our debt borrowings and repayments during the year ended December 31, 2025, are as follows (in thousands):

Debt Obligations	Borrowings		Repayments
Revolving line of credit	$486,500	(1)	$(377,987)
Term loans	200,000		(100,000)
Senior unsecured notes	—		(49,500)	(2)
Total	$686,500		$(527,487)
(1)	Subsequent to December 31, 2025, we borrowed $107,000 under our unsecured revolving line of credit. Accordingly, we have $359,863 outstanding and $240,137 available for borrowing under our unsecured revolving line of credit.

(2)	Subsequent to December 31, 2025, we repaid $5,000 in scheduled principal paydowns on our senior unsecured notes. Accordingly, we have $386,105 outstanding under our senior unsecured notes, net of debt issue costs.

Equity

At December 31, 2025, we had 48,481,892 shares of common stock outstanding, equity on our balance sheet totaled $1.2 billion and our equity securities had a market value of $1.7 billion. During the year ended December 31, 2025, we declared and paid $107.4 million cash dividends.

Non-controlling Interests. We have entered into partnerships to develop and/or own real estate. Given that our limited members do not have substantive kick-out rights, liquidation rights, or participation rights, we have concluded that the partnerships are VIEs. Since we exercise power over and receive benefits from the VIEs, we are considered the primary beneficiary. Accordingly, we consolidate the VIEs and record the non-controlling interests at cost. As of December 31, 2025, we have the following consolidated VIEs (in thousands):

				Gross
Investment		Property		Consolidated		Non-Controlling
Year	Purpose	Type	State	Assets (1)		Interests
2024	Own real estate	SH	NC/SC	$122,460		$58,010
2024	Own real estate	SH	NC	41,000		3,015
2023	Own real estate	SH	OH	54,942		9,134
2023	Own real estate	SH	NC	123,082		2,916
2022	Own real estate	SNF	FL	76,545	(2)	14,325
Total				$418,029		$87,400
(1)	Includes the total real estate investments and excludes intangible assets.

(2)	During the fourth quarter of 2025, the lessee provided notice of intent to exercise the purchase option available with an exit IRR of 8.5%.

During the year ended December 31, 2025, we acquired our joint venture partner’s non-controlling interests in the joint ventures that own two seniors housing communities in Oregon with a total of 186 units for $1.2 million. Accordingly, we obtained full ownership and control of these communities. As a result these joint ventures are not listed in the table above.

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

During the year ended December 31, 2025, we sold 2,804,200 shares of our common stock for $100.6 million in net proceeds under the Equity Distribution Agreement. Accordingly, at December 31, 2025, we had $288.6 million available under the Equity Distribution Agreement. In conjunction with the sale of common stock, we incurred $0.4 million of costs associated with the Equity Distribution Agreement which have been recorded in additional paid in capital as a reduction of proceeds received. Subsequent to December 31, 2025, we sold 71,059 shares of common stock for $2.5 million in net proceeds under our Equity Distribution Agreement.

During 2025, we acquired 151,018 shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations. Subsequent to December 31, 2025, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of January, February and March 2026, payable on January 30, February 27 and March 31, 2026, respectively, to stockholders of record on January 22, February 20, and March 23, 2026, respectively.

Stock Based Compensation Plans. During 2021, we adopted, and our stockholders approved the 2021 Equity Participation Plan (the “2021 Plan”) which replaced the 2015 Equity Participation Plan (the “2015 Plan”). Under the 2021 Plan, 1,900,000 shares of common stock have been authorized and reserved for awards, less one share for every one share that was subject to an award granted under the 2015 Plan after December 31, 2020 and prior to adoption. In addition, any shares that were not issued under outstanding awards under the 2015 Plan because the shares were forfeited or cancelled after December 31, 2020 were added to and available for awards under the 2021 Plan. Under the 2021 Plan, the shares were authorized and reserved for awards to officers, employees, non-employee directors and consultants. The terms of the awards granted under the 2021 Plan are set by our compensation committee at its discretion. As of December 31, 2025, we had 1,327,393 shares of common stock reserved for awards under the 2021 Plan.

Restricted Stock and Performance-based Stock Units. During 2025, we granted 236,242 shares of restricted common stock and performance-based stock units under the 2021 Plan as follows:

No. of	Price per
Shares	Share	Award Type	Vesting Period
113,790	$34.88	Restricted stock	ratably over 3 years
5,626	$35.55	Restricted stock	April 30, 2028
15,625	$35.20	Restricted stock	(1)
52,666	$34.88	Performance-based stock units	TSR targets (2)
48,535	$34.88	Performance-based stock units	TSR targets (3)
236,242
(1)	The vesting date is the earlier of the one-year anniversary of the award date and the date of the next annual meeting of the stockholders of LTC following the award date.

(2)	Vesting is based on achieving certain total shareholder return (“TSR”) targets in 3 years.

(3)	Vesting is based on achieving certain TSR targets relative to the TSR of predefined peer group in 3 years.

At December 31, 2025, the remaining compensation expense to be recognized related to the future service period of unvested outstanding restricted common stock and performance-based stock units are as follows (dollar amounts in thousands):

Remaining
Compensation
Vesting Date	Expense
2026	$5,887
2027	2,899
2028	322
Total	$9,108

Stock Options. We did not issue any stock options during the year ended December 31, 2025. At December 31, 2025, we had no stock options outstanding and exercisable.

Material Cash Requirements

We monitor our contractual obligations and commitments described above to ensure funds are available to meet obligations when due. The following table represents our long-term contractual obligations (scheduled principal payments and amounts due at maturity) as of December 31, 2025, excluding the effects of interest and debt issue costs (in thousands):

	Total		2026		2027	2028	2029	2030	Thereafter
Revolving line of credit	$252,863	(1)	$—		$—	$252,863	$—	$—	$—
Term loans	200,000		—		—	50,000	55,000	55,000	40,000
Senior unsecured notes	392,000	(2)	51,500	(2)	54,500	55,000	63,000	67,000	101,000
	$844,863		$51,500		$54,500	$357,863	$118,000	$122,000	$141,000
(1)	Subsequent to December 31, 2025, we borrowed $107,000 under our unsecured revolving line of credit. Accordingly, we have $359,863 outstanding and $240,137 available for borrowing under our unsecured revolving line of credit.

(2)	Subsequent to December 31, 2025, we repaid $5,000 in scheduled principal paydowns on our senior unsecured notes. Accordingly, we have $386,105 outstanding under our senior unsecured notes.

The following table represents our projected interest expense based on current interest rates as of year-end, excluding capitalized interest, amortization of debt issue costs and bank fees, as of December 31, 2025 (in thousands):

	Total	2026	2027	2028	2029	2030	Thereafter
Revolving line of credit	$41,110	$12,351	$11,251	$11,282	$6,226	$—	$—
Term loans	44,824	9,671	9,671	9,569	7,191	4,595	4,127
Senior unsecured notes	56,228	15,218	13,154	10,306	7,995	5,751	3,804
	$142,162	$37,240	$34,076	$31,157	$21,412	$10,346	$7,931

Also, see Item 8. FINANCIAL STATEMENTS— Note 16. Commitments and Contingencies within our consolidated financial statements for additional information regarding our contractual commitments.

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

Interest rate risk is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. The purpose of the following disclosure is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of December 31, 2025.

Our future earnings, cash flows and estimated fair values relating to financial instruments are dependent upon prevalent market rates of interest, such as SOFR or term rates of U.S. Treasury Notes. Changes in interest rates generally impact the fair value, but not future earnings or cash flows, of mortgage loans receivable and fixed rate debt. Our mortgage loans receivable and debt, such as our senior unsecured notes, are primarily fixed-rate instruments. Also, we have eight interest rate swap agreements to effectively lock-in the forecasted interest payments on our term loans which are based on SOFR. For variable rate debt, such as our revolving line of credit, changes in interest rates generally do not impact the fair value but do affect future earnings and cash flows. As of December 31, 2025, the interest rates for 70.0% of our consolidated borrowings were fixed or fixed with interest rate swaps. As of December 31, 2025, the interest expense for our variable rate borrowings that are not hedged would increase by approximately $2.1 million per year for every 1% increase in the related benchmark interest rate.

The following table represents our December 31, 2025 estimated fair value of our financial instruments, using discount rates measured based upon management’s estimates of rates currently prevailing for comparable loans and instruments of comparable maturities, and the impact of a 1% increase or decrease in the estimated discount rate (dollar amounts in thousands):

					Change in Fair Value
	Discount		Fair		1% Increase	1% Decrease

Financial instrument	Rate		Value		In Discount Rate
Financing receivables, net of credit loss reserve	7.5%		$367,986		$(8,342)	$8,561
Mortgage loans receivable, net of credit loss reserve	8.8%	(1)	462,312	(1)	(13,985)	15,468
Notes receivable, net of credit loss reserve	7.7%		29,576		(395)	401
Senior unsecured notes, net of debt issue costs	(2)		372,511		(11,887)	12,440
(1)	Represents the fair value of our mortgage loans, estimated using a discounted cash flow methodology based on expected future cash flows. Subsequent to December 31, 2025, Prestige provided notice of its intent to repay the mortgage loan in 2026. Accordingly, the estimated fair value of this mortgage loan approximated its carrying value.

(2)	At December 31, 2025, the discount rate used to value our future cash outflow of our senior unsecured notes was 5.25% for those maturing before year 2030 and 5.5% for those maturing at or beyond year 2030.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of LTC Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LTC Properties, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2026 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Purchase Price Accounting
Description of the Matter

As explained in Note 5 to the consolidated financial statements, during the year ended December 31, 2025, the Company acquired 11 communities for $354.7 million that were each accounted for as asset acquisitions, and as such, were recorded at the price to acquire the real estate property, including transaction costs. The purchase price for each acquisition was primarily allocated to land and building based upon the relative fair value of the acquired asset. The fair values of the acquired assets were determined by the Company utilizing the sales comparison approach as it relates to land and the income approach as it relates to building. Auditing the Company’s accounting for its acquisitions was complex due to the significance of the real estate investment acquisition in the current year and the estimation subjectivity involved in the allocation of purchase price. The significant estimation was primarily due to the judgmental nature of the inputs to the valuation models used to measure the fair value of the assets.  The more significant assumptions utilized included comparable land sales, direct capitalization rate and net operating income.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s accounting for the property acquisitions, including controls over the Company’s review of the assumptions underlying the purchase price allocations, the cash flow projections and the accuracy of the underlying data used. For example, we tested controls over the review of the valuation models and the underlying assumptions used to develop such estimates. We also evaluated the significant assumptions and methods used in developing the fair value estimates of the assets acquired. To test the estimated fair value of the land and buildings acquired, we performed audit procedures that included, among other procedures, evaluating the Company’s use of the sales comparison and income approaches in addition to testing the completeness and accuracy of the underlying assumptions and data supporting the significant assumptions (i.e., comparable land sales, direct capitalization rate and net operating income).  We involved our valuation specialists to assist in our testing. For example, we along with our valuation specialists used independently identified data sources to evaluate the appropriateness of management’s selected comparable land sales utilized by the Company in determining the fair value of the land and obtained market specific information to evaluate the appropriateness of the direct capitalization rate and net operating income utilized by the Company in determining the fair value of the buildings.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1992.

Los Angeles, California

February 24, 2026

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2025	2024
ASSETS
Investments:
Land	$128,590	$118,209
Buildings and improvements	1,482,075	1,212,853
Properties held-for-sale, net of accumulated depreciation: 2025—$0; 2024—$1,346	—	670
Accumulated depreciation and amortization	(408,906)	(405,884)
Owned real properties, net	1,201,759	925,848
Financing receivables, net of credit loss reserve: 2025—$3,631; 2024—$3,615	359,457	357,867
Mortgage loans receivable, net of credit loss reserve: 2025—$3,849; 2024—$3,151	381,662	312,583
Real property investments, net	1,942,878	1,596,298
Notes receivable, net of credit loss reserve: 2025—$259; 2024—$477	25,615	47,240
Investments in unconsolidated joint ventures	12,524	30,602
Investments, net	1,981,017	1,674,140

Other assets:
Cash and cash equivalents	14,387	9,414
Debt issue costs related to revolving line of credit	4,742	1,410
Interest receivable	22,720	60,258
Straight-line rent receivable	17,949	21,505
Prepaid expenses and other assets	21,245	19,415
Total assets	$2,062,060	$1,786,142
LIABILITIES
Revolving line of credit	$252,863	$144,350
Term loans, net of debt issue costs: 2025—$1,787; 2024—$192	198,213	99,808
Senior unsecured notes, net of debt issue costs: 2025—$895; 2024—$1,058	391,105	440,442
Accrued interest	3,806	3,094
Accrued expenses and other liabilities	53,689	45,443
Total liabilities	899,676	733,137
EQUITY
Stockholders’ equity:
Common stock: $0.01 par value; 110,000 shares authorized; shares issued and outstanding: 2025—48,482; 2024—45,511	485	455
Capital in excess of par value	1,189,846	1,082,764
Cumulative net income	1,843,407	1,725,435
Accumulated other comprehensive income	482	3,815
Cumulative distributions	(1,959,236)	(1,851,842)
Total LTC Properties, Inc. stockholders’ equity	1,074,984	960,627
Non-controlling interests	87,400	92,378
Total equity	1,162,384	1,053,005
Total liabilities and equity	$2,062,060	$1,786,142

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Rental income	$116,171	$132,278	$127,350
Resident fees and services	72,116	—	—
Interest income from financing receivables	28,315	21,663	15,243
Interest income from mortgage loans	39,023	45,216	47,725
Interest and other income	7,229	10,690	6,926
Total revenues	262,854	209,847	197,244
Expenses:
Interest expense	35,306	40,336	47,014
Depreciation and amortization	37,874	36,367	37,416
Seniors housing operating expenses	54,088	—	—
Impairment loss	—	6,953	15,775
Write-off of effective interest receivable	41,455	—	—
Provision for credit losses	4,515	741	5,678
Transaction costs	8,221	819	1,144
Triple-net lease property tax expense	10,795	12,930	13,269
General and administrative expenses	31,120	27,243	24,286
Total expenses	223,374	125,389	144,582

Income before unconsolidated joint ventures, real estate dispositions and other items	39,480	84,458	52,662

Gain on sale of real estate, net	77,822	7,979	37,296
Income from unconsolidated joint ventures	6,757	2,442	1,504
Income tax provision	(179)	—	—
Net income	123,880	94,879	91,462
Income allocated to non-controlling interests	(5,908)	(3,839)	(1,727)
Net income attributable to LTC Properties, Inc.	117,972	91,040	89,735
Income allocated to participating securities	(696)	(682)	(587)
Net income available to common stockholders	$117,276	$90,358	$89,148

Earnings per common share:
Basic	$2.54	$2.07	$2.16
Diluted	$2.52	$2.04	$2.16

Weighted average shares used to calculate earnings per common share:
Basic	46,230	43,743	41,272
Diluted	46,560	44,241	41,358

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$123,880	$94,879	$91,462
Unrealized (loss) gain on cash flow hedges before reclassification	(355)	1,728	1,178
Gains reclassified from accumulated other comprehensive income to interest expense	(2,978)	(4,023)	(3,787)
Comprehensive income	120,547	92,584	88,853
Less: Comprehensive income allocated to non-controlling interests	(5,908)	(3,839)	(1,727)
Comprehensive income attributable to LTC Properties, Inc.	$114,639	$88,745	$87,126

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per share amounts)

			Capital in	Cumulative			Total	Non-
	Common Stock		Excess of	Net	Accumulated	Cumulative	Stockholders’	controlling	Total
	shares	Amount	Par Value	Income	OCI	Distributions	Equity	Interests	Equity
Balance—December 31, 2022	41,262	412	$931,124	$1,544,660	$8,719	$(1,656,548)	$828,367	$21,940	$850,307
Issuance of common stock	1,658	17	53,671	—	—	—	53,688	—	53,688
Issuance of restricted stock	146	1	(1)	—	—	—	—	—	—
Net income	—	—	—	89,735	—	—	89,735	1,727	91,462
Stock-based compensation expense	—	—	8,481	—	—	—	8,481	—	8,481
Non-controlling interest contributions	—	—	—	—	—	—	—	12,965	12,965
Non-controlling interest distributions	—	—	—	—	—	—	—	(1,644)	(1,644)
Common stock cash distributions ($2.28 per share)	—	—	—	—	—	(94,764)	(94,764)	—	(94,764)
Cash paid for taxes in lieu of common shares	(43)	—	(1,619)	—	—	—	(1,619)	—	(1,619)
Fair market valuation adjustment for interest rate swap	—	—	—	—	(2,609)	—	(2,609)	—	(2,609)
Other	(1)	—	—	—	—	—	—	—	—
Balance—December 31, 2023	43,022	430	991,656	1,634,395	6,110	(1,751,312)	881,279	34,988	916,267
Issuance of common stock	2,363	23	82,381	—	—	—	82,404	—	82,404
Issuance of restricted stock	175	2	(2)	—	—	—	—	—	—
Net income	—	—	—	91,040	—	—	91,040	3,839	94,879
Stock-based compensation expense	—	—	9,052	—	—	—	9,052	—	9,052
Vesting of performance-based stock units,	—	—	(30)	—		—	(30)	—	(30)
Non-controlling interest contributions	—	—	—	—	—	—	—	61,025	61,025
Non-controlling interest distributions	—	—	—	—	—	—	—	(6,234)	(6,234)
Transfer of joint venture partner's non-controlling interest to LTC	—	—	1,240	—	—	—	1,240	(1,240)	—
Common stock cash distributions ($2.28 per share)	—	—	—	—	—	(100,530)	(100,530)	—	(100,530)
Cash paid for taxes in lieu of common shares	(49)	—	(1,533)	—	—	—	(1,533)	—	(1,533)
Fair market valuation adjustment for interest rate swap	—	—	—	—	(2,295)	—	(2,295)	—	(2,295)
Balance—December 31, 2024	45,511	455	1,082,764	1,725,435	3,815	(1,851,842)	960,627	92,378	1,053,005
Issuance of common stock	2,804	28	100,091	—	—	—	100,119	—	100,119
Issuance of restricted stock	135	1	(1)	—	—	—	—	—	—
Net income	—	—	—	117,972	—	—	117,972	5,908	123,880
Stock-based compensation expense	—	—	9,329	—	—	—	9,329	—	9,329
Vesting of performance-based stock units	183	2	(2)	—	—	—	—	—	—
Acquisitions of non-controlling interest	—	—	2,883	—	—	—	2,883	(4,033)	(1,150)
Non-controlling interest distributions	—	—	—	—	—	—	—	(6,853)	(6,853)
Common stock cash distributions ($2.28 per share)	—	—	—	—	—	(107,394)	(107,394)	—	(107,394)
Cash paid for taxes in lieu of common shares	(151)	(1)	(5,208)	—	—	—	(5,209)	—	(5,209)
Fair market valuation adjustment for interest rate swap	—	—	—	—	(3,333)	—	(3,333)	—	(3,333)
Other	—	—	(10)	—	—	—	(10)	—	(10)
Balance—December 31, 2025	48,482	$485	$1,189,846	$1,843,407	$482	$(1,959,236)	$1,074,984	$87,400	$1,162,384

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024	2023
OPERATING ACTIVITIES:
Net income	$123,880	$94,879	$91,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,874	36,367	37,416
Stock-based compensation expense	9,329	9,052	8,481
Impairment loss	—	6,953	15,775
Gain on sale of real estate, net	(77,822)	(7,979)	(37,296)
Income tax provision	179	—
Income from unconsolidated joint ventures	(6,757)	(2,442)	(1,504)
Income distributions from unconsolidated joint ventures	6,839	1,278	56
Straight-line rental adjustment	1,631	(2,268)	2,078
Adjustment for collectability of straight-line rental income	1,514	—	(1,380)
Adjustment for collectability of lease incentives	249	321	26
Amortization of lease incentives	687	818	773
Write-off of effective interest receivable	41,455	—	—
Provision for credit losses	4,515	741	5,678
Application of interest reserve	—	(233)	(1,939)
Amortization of debt issue costs	1,626	1,059	1,205
Other non-cash items, net	67	95	95
Change in operating assets and liabilities
Lease incentives funded	—	(1,924)	(1,627)
Increase in interest receivable	(9,737)	(10,390)	(9,283)
Increase (decrease) in accrued interest payable	712	(771)	(1,369)
Net change in other assets and liabilities	(264)	319	(4,155)
Net cash provided by operating activities	135,977	125,875	104,492
INVESTING ACTIVITIES:
Investment in real estate properties	(354,587)	(319)	(43,759)
Investment in real estate capital improvements	(7,270)	(13,675)	(9,686)
Proceeds from sale of real estate, net	126,701	38,867	66,274
Investment in financing receivables	(1,664)	(97)	(112,712)
Investment in real estate mortgage loans receivable	(107,632)	(21,833)	(72,230)
Principal payments received on mortgage loans receivable	38,237	85,905	10,351
Investments in unconsolidated joint ventures	(1,262)	(11,262)	—
Proceeds from liquidation of investments in unconsolidated joint ventures	19,340	—	—
Advances and originations under notes receivable	(25)	(340)	(20,377)
Principal payments received on notes receivable	18,218	13,434	7,227
Net cash (used in) provided by investing activities	(269,944)	90,680	(174,912)
FINANCING ACTIVITIES:
Net borrowings (repayments) under revolving line of credit	108,513	(157,900)	172,250
Proceeds from debt	200,000	—	—
Repayment of debt	(149,500)	(49,160)	(49,160)
Proceeds from common stock issued	100,555	83,107	53,777
Payments of common share issuance costs	(436)	(703)	(89)
Distributions paid to stockholders	(107,394)	(100,530)	(94,764)
Acquisition of and distributions paid to non-controlling interests	(1,188)	(109)	—
Financing costs paid	(6,390)	(569)	(68)
Cash paid for taxes in lieu of shares upon vesting of restricted stock	(5,209)	(1,533)	(1,619)
Other	(11)	(30)	—
Net cash provided by (used in) financing activities	138,940	(227,427)	80,327
Increase (decrease) in cash and cash equivalents	4,973	(10,872)	9,907
Cash and cash equivalents, beginning of period	9,414	20,286	10,379
Cash and cash equivalents, end of period	$14,387	$9,414	$20,286
Supplemental disclosure of cash flow information:
Interest paid	$32,968	$40,048	$47,178

See accompanying notes.

1. The Company

LTC Properties, Inc. (“LTC” or the “Company”) was incorporated on May 12, 1992 in the state of Maryland and commenced operations on August 25, 1992. LTC is a real estate investment trust (“REIT”) that invests primarily in seniors housing and health care properties primarily through ownership, sale-leasebacks, mortgage financing, joint ventures, construction financing and structured finance solutions including preferred equity, bridge and mezzanine lending. During the second quarter of 2025, LTC began utilizing the structure authorized by the REIT Investment Diversification and Empowerment Act of 2007 (commonly referred as “RIDEA”) as permitted by the Housing and Economic Recovery Act of 2008. Our primary objectives are to create, sustain and enhance stockholder equity value and provide current income for distribution to stockholders through real estate investments in seniors housing and health care properties managed by experienced operators. Our primary seniors housing and health care property classifications include skilled nursing centers (“SNF”), assisted living communities (“ALF”), independent living communities (“ILF”), memory care communities (“MC”) and combinations thereof. We also invest in other (“OTH”) types of properties, such as land parcels, projects under development (“UDP”) and behavioral health care hospitals. ILF, ALF, MC and combinations thereof are included in the seniors housing communities (“SH”) classification.

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

Consolidation

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

Use of Estimates

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

Segment Disclosures

The FASB requires public companies to disclose more detailed information about their reportable segments, particularly regarding significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”). Significant segment expenses are identified as expenses that are easily computable and regularly provided to the CODM. Additionally, public companies are required to disclose the title and position of the individual or group or committee identified as the CODM.

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

As noted above, we began utilizing the RIDEA structure in the second quarter of 2025. Under RIDEA, REITs are permitted to participate directly in the cash flow of qualified healthcare properties (compared to receiving solely contractual rental income). Accordingly, effective in the second quarter of 2025, we conduct and manage our business as two operating segments, for reporting and decision-making purposes: real estate investments segment and seniors housing operating portfolio segment. Our real estate investments segment (“Real Estate Investments Segment”) consists of owned real properties that are leased pursuant to non-cancelable triple-net operating leases (“NNN” or “Triple-Net Portfolio”), financing receivables, mortgage loans, notes receivable and unconsolidated joint ventures, and our seniors housing operating portfolio (“SHOP”) segment consists of seniors housing communities that are managed on our behalf by independent operators pursuant to the terms of separate management agreements.

During the years ended December 31, 2025, 2024 and 2023, the CODM has been collectively identified as our Executive Chairman and Co-CEOs, who share the responsibility for allocating resources and assessing segment performance.

Cash Equivalents

Cash equivalents consist of highly liquid investments with a maturity of three months or less when purchased and are stated at cost which approximates market.

Owned Real Properties

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

Financing Receivables

As part of our acquisitions, we may from time to time, invest in sale and leaseback transactions. In accordance with Accounting Standards Codification (“ASC”) Topic 842, Leases (“ACS 842”), we are required to determine whether the sale and leaseback transaction qualifies as a sale. ASC 842 clarifies that an option for the seller-lessee to repurchase a real estate asset would generally preclude accounting for the transfer of the asset as a sale. Therefore, a sale and leaseback transaction of real estate that includes a seller-lessee repurchase option is accounted for as a failed sale and leaseback transaction. As a result, the purchased assets of a failed sale and leaseback transaction would be presented as a Financing receivable on our Consolidated Balance Sheets and the rental revenue from these properties is recorded as Interest income from financing receivables on our Consolidated Statements of Income. Furthermore, upon expiration of the purchase option if the purchase option remains unexercised by the seller-lessee, the purchased assets will be reclassified from Financing receivables to Owned real properties on our Consolidated Balance Sheets. Financing receivables are recorded on an amortized cost basis.

Mortgage Loans Receivable, Net of Loan Loss Reserve

The mortgage loans receivable we originate are recorded on an amortized cost basis.

Intangible Assets

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

Working Capital Loans

Our investment in working capital loans consists of loan arrangements with contractual interest ranging between 0.0% and 9.0% and maturities between 2026 and 2028.

Mezzanine Loans

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

Investments in unconsolidated joint ventures

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

We evaluate our ADC arrangements first pursuant to ASC Topic 810, Consolidation, to determine whether the ADC arrangement meets the definition of a VIE, as described above, and whether we are the primary beneficiary. If the ADC arrangement is deemed to be a VIE but we are not the primary beneficiary, or if it is deemed to be a voting interest entity but we do not have a controlling financial interest, we account for our investment in the ADC arrangement using the equity method. Under the equity method, we initially record our investment at cost and subsequently recognize our share of net earnings or losses and other comprehensive income or loss, cash contributions made and distributions received, and other adjustments, as appropriate. Allocations of net income or loss may be subject to preferred returns or allocation formulas defined in operating agreements and may not be according to percentage ownership interests. In certain circumstances where we have a substantive profit-sharing arrangement which provides a priority return on our investment, a portion of our equity in earnings may consist of a change in our claim on the net assets of the underlying JV. Distributions of operating profit from the JVs are reported as part of operating cash flows, while distributions related to a capital transaction, such as a refinancing transaction or sale, are reported as investing activities.

We periodically perform evaluation of our investment in unconsolidated JVs to determine whether the fair value of each investment is less than the carrying value, and, if such decrease in value is deemed to be other-than-temporary, we write the investment down to its estimated fair value as of the measurement date.

Loan Loss Reserve

ASC Topic 326, Financial Instruments- Credit Losses (“ASC 326”) requires a forward looking “expected loss” model to be used for receivables, held-to-maturity debt, loans, and other instruments. When shared risk characteristics exist, ASC 326 requires a collective basis measurement of expected credit losses of the financial assets.

We determined our Mortgage loans receivable, Financing receivables and Notes receivable are within the scope of this ASC. We utilize the probability of default and discounted cash flow methods to estimate expected credit losses. Additionally, we stress-test the results to reflect the impact of unknown adverse future events including recessions. For more information on our credit losses see Note 10. Credit Loss Reserve below.

Accrued incentives

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

Impairments

Assets that are classified as held-for-use are periodically evaluated for impairment when events or changes in circumstances indicate that the asset may be impaired or the carrying amount of the asset may not be recoverable through future undiscounted cash flows. Where indicators of impairment exist, the estimation required in the undiscounted future cash flow assumption includes management’s probability-weighting of various scenarios including whether management modifies the lease with the existing operator versus identifying a replacement operator and the assumed market lease rate underlying projected future rental cash flows. In determining fair value, we use current appraisals or other third-party opinions of value and other estimates of fair value such as estimated discounted future cash flows. Based on our assessment, during the years ended December 31, 2025, 2024 and 2023, we recognized impairment losses of $0, $6,953,000 and $15,775,000, respectively, related to our real property investments.

Properties held-for-sale

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

Fair Value of Financial Instruments

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

The FASB requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. See Note 19. Fair Value Measurements for the disclosure about the fair value of our financial instruments.

Derivative Instruments

We have interest rate swaps that are designated as cash flow hedges of interest rate risk with a total notional amount of $250,000,000. See Note 13. Debt Obligations within our consolidated financial statements for further detail on our interest rate swaps. We record cash flow hedges either as an asset or a liability measured at fair value. If hedge accounting is applied to a derivative instrument, the entire change in the fair value of the derivative designated and qualified as cash flow hedge is recorded in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. We estimate the fair value of our interest rate swaps using the assistance of a third-party and using inputs that are observable in the market which include forward yield curves and other relevant information. Additionally, we are exposed to credit risk of the counterparty to our interest rate swap agreements in the event of non-performance under the terms of the agreements. We have determined that the majority of the inputs used to value our derivative instruments fall within level 2 of the fair value hierarchy.

Revenue Recognition

Rental Income. Rental income from operating leases is generally recognized on a straight-line basis over the terms of the leases. Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of four methods depending on specific provisions of each lease as follows:

(i)	a specified annual increase over the prior year’s rent, generally between 2.0% and 2.5%;
(ii)	a calculation based on the Consumer Price Index or the Medicare Market Basket Rate;
(iii)	as a percentage of facility revenues in excess of base amounts; or
(iv)	specific dollar increases.

The FASB does not permit recognition of contingent revenue until the contingencies have been resolved. Historically, we have not included contingent rents as income until received. During the years ended December 31, 2025, 2024 and 2023, we received $0, $0 and $56,000, respectively, of contingent rental income. In accordance with ASC 842, we report real estate taxes that are reimbursed by our operators as Rental income with a corresponding Property tax expense in the Consolidated Statements of Income.

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

Resident Fees and Services. Resident fees and services represent all amounts earned from residents within our SHOP segment, as outlined in individual resident agreements. Fees are billed monthly based on contracted rates in the resident agreements, or where applicable, reimbursement rates established by Medicaid and Medicare. Resident fees and services revenue is derived from amounts paid by residents and/or third-party payors. Resident agreements typically vary in duration. Revenue is recognized in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) when performance obligations are satisfied.

Interest Income from Financing Receivables. As previously discussed under Financing Receivables above, rental income from properties acquired through a sale leaseback, subject to a seller-lessee repurchase option, is recorded as Interest income from financing receivables on our Consolidated Statements of Income. Interest income on financing receivables is recognized using the effective interest method. The recognition of interest income will stop when the Financing receivables are reclassified to Owned real properties if the purchase options remain unexercised upon expiration of the purchase options.

Interest Income from Mortgage loans, Interest and Other Income and Write-off of Effective Interest Receivable. Interest income on mortgage loans receivable and notes receivable is recognized using the effective interest method. Exit fee income and commitment fee income are also amortized over the life of the related loan under the effective interest method. Effective interest method, as required by GAAP, is a technique for calculating the actual interest rate for the term of a loan based on the initial origination value. When the actual interest rate is higher than the stated interest rate in the early years of the loan, an effective interest receivable asset is created and included in the Interest receivable line item in our Consolidated Balance Sheets and begins reducing down to zero when, at some point during the term of the loan, the stated interest rate is higher than the actual interest rate. We consider a loan to be non-performing after 60 days of non-payment of amounts due and do not recognize unpaid interest income from that loan until the past due amounts have been received. Furthermore, management adopted a policy to write-off non-credit loss related unrecoverable interest as an expense rather than a reduction of interest income.

During the year ended December 31, 2025, we modified a mortgage loan receivable with Prestige Healthcare (“Prestige”), the borrower to increase the current interest paid by the borrower from 8.5% to the full contractual interest rate of 11.14% and escalated annually. The modification was effective July 1, 2025. Additionally, the modification provides Prestige an option to repay their mortgage loan at par without penalty within a 12-month window beginning in July 2026. Under the modification, Prestige agreed to provide us with a 90-day notice of its intention to exercise the option, and the ability for Prestige to exercise the prepayment option is contingent on several factors including Prestige being current and in good standing on all its mortgage loans with LTC and obtaining replacement financing. In conjunction with the loan modification and the penalty-free early payoff option, we wrote-off $41,455,000 of effective interest previously accrued related to this mortgage loan.

Gains on sale of Real Estate, Net

Recognition of gains or losses from sales of owned real property requires that we:

a)	meet certain revenue recognition criteria in accordance with ASC Topic 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets; and
b)	transfer control of the real estate to the buyer.

The gain or loss recorded is measured as the difference between the sales price, less costs to sell, and the carrying value of the real estate when we sell it.

Federal Income Taxes

The Company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As such, we made no provision for U.S. federal income tax purposes prior to utilizing the RIDEA structure and establishing our taxable REIT subsidiary (“TRS”) during the second quarter of 2025.

Under RIDEA, a REIT may lease a “qualified healthcare property” on an arm's-length basis to a TRS if the property is operated on behalf of such TRS by a person who qualifies as an “eligible independent operator”. Generally, the rent received from the TRS will meet the related party exception and will be treated as “rents from real property”. Rental revenue received from the TRS lessee and lease expense incurred by the TRS are eliminated in consolidation. A "qualified healthcare property" includes real property and any personal property that is, or is necessary or incidental to the use of, a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility, or other licensed facility which extends medical or nursing or ancillary services to patients. Resident fees and services revenue and related operating expenses for these facilities are reported on our Consolidated Statements of Income and are subject to federal, state and local income taxes. As a result, beginning the second quarter of 2025, we now record income tax provision or benefit with respect to our TRS entity which is taxed under provisions similar to those applicable to regular corporations and not under the REIT provisions. Our provision for income taxes for the year ended December 31, 2025, was $179,000. At December 31, 2025, our deferred income tax assets and deferred income tax liabilities with respect to our TRS entity were $729,000 and $695,000, respectively.

For Federal tax purposes, depreciation for a majority of our assets is generally calculated using the straight-line method over a period 27.5 years. Earnings and profits, which determine the taxability of distributions to stockholders, use the straight-line method over 30 years. The determination of Federal taxable income differ from net income for financial statement purposes principally due to the treatment of certain investments in joint ventures, timing of interest income, rental income, other expense items, recognition of impairment charges, and depreciable lives and basis of assets. At December 31, 2025, the net tax basis of our depreciable assets exceeded net book basis by $182,728,000 (unaudited) due to the differences previously mentioned.

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

Concentrations of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, operating leases on owned real property, financing receivables and mortgage loans receivable. Our financial instruments, operating leases, financing receivables and mortgage loans receivable are subject to the possibility of loss of carrying value as a result of the failure of other parties to perform according to their contractual obligations or changes in market prices which may make the instrument less valuable. We obtain various collateral and other protective rights, and continually monitor these rights, in order to reduce such possibilities of loss. In addition, we provide reserves for potential losses based upon management’s periodic review of our portfolio. See Note 3. Major Operators for further discussion of concentrations of credit risk from our tenants.

Net Income Per Share

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

Stock-Based Compensation

The FASB requires all share-based payments to employees, including grants of employee performance-based stock units and stock options, to be recognized in the income statement based on their fair values. We use the Monte Carlo model to estimate the value of performance-based stock units awarded to employees and the Black-Scholes-Merton formula to estimate the value of stock options granted to employees. These models require management to make certain estimates including stock volatility, expected dividend yield and the expected term. If management incorrectly estimates these variables, the results of operations could be affected. The FASB also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow. Because we qualify as a REIT under the Internal Revenue Code of 1986, as amended, we are generally not subject to Federal income taxation. Therefore, this reporting requirement does not have an impact on the Consolidated Statements of Cash Flows.

3. Major Operators

We have one operator from whom we derive approximately 10% or more of our total revenues. Our SHOP segment is not subject to operator concentration, as the communities are operated on our behalf by independent operators under management agreements. In addition, resident agreements are entered into with individual residents. Accordingly, we are not exposed to operator credit risk to the same extent as within our Real Estate Investments segment. The following table sets forth information regarding our major operator as of December 31, 2025:

	Number of		Number of		Percentage of
			SNF	SH	Total	Total
Operator	SNF	SH	Beds	Units	Revenues (1)	Assets (2)
Prestige Healthcare (3)	23	—	2,694	93	11.9%	12.6%
(1)	Includes total revenues for the year ended December 31, 2025. Subsequent to December 31, 2025, Prestige provided notice of its intent to repay its $179,885 mortgage loan.

(2)	Represents the net carrying value of the mortgage loans and properties we own divided by the Total assets on the Consolidated Balance Sheets.

(3)	The majority of the revenue derived from this operator relates to interest income from mortgage loans.

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

4. Supplemental Cash Flow Information

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Non-cash investing and financing transactions:
Contribution of financing receivables from non-controlling interests	$—	$61,025	$12,965
Investment in financing receivables	—	(163,460)	—
Exchange of mortgage loans for controlling interests in joint ventures accounted for as financing receivables	—	102,435	—
Seller financing related to property sales	—	—	13,750
Exchange of mezzanine loan and related prepayment fee for participating interest in mortgage loan	—	—	(8,841)
Reserves withheld at financing and mortgage loan receivable origination	—	—	(3,641)
Write-off of notes receivable	(3,650)	(290)	(3,561)
Accretion of interest reserve recorded as mortgage loan receivable	—	233	1,939
Change in fair value of interest rate swap agreements	(3,333)	(2,295)	(2,609)
Transfer of joint venture partner's non-controlling interest to LTC	2,883	1,240	—
Distributions paid to non-controlling interests	(5,899)	(3,820)	(1,644)
Distributions paid to non-controlling interests related to property sale and return of capital	(915)	(2,305)	—

5. Owned Real Properties

Our owned real properties include 98 properties within our Triple-Net Portfolio leased to 18 different operators and 25 properties within our SHOP segment operated on our behalf by seven independent operators under separate management agreements. The following tables summarize our owned real properties at December 31, 2025 (dollar amounts in thousands):

	NNN			SHOP			Total
		Percentage	Number		Percentage	Number		Percentage	Number
	Gross	of	of	Gross	of	of	Gross	of	of
Type of Property	Investment	Investment	Properties (1)	Investment	Investment	Properties (1)	Investment	Investment	Properties (1)
Seniors Housing	$505,473	31.4%	54	$565,265	35.1%	25	$1,070,738	66.5%	79
Skilled Nursing	527,922	32.8%	43	—	—%	—	527,922	32.8%	43
Other (2)	12,005	0.7%	1	—	—%	—	12,005	0.7%	1
Total	$1,045,400	64.9%	98	$565,265	35.1%	25	$1,610,665	100.0%	123

				Average
		Number of		Investment
	Gross	SNF	SH	per
Type of Property	Investment	Beds	Units	Bed/Unit
Seniors Housing-NNN	$505,473	—	3,218	$157.08
Seniors Housing-SHOP	565,265	—	2,073	$272.68
Seniors Housing	1,070,738	—	5,291	$202.37
Skilled Nursing	527,922	5,453	—	$96.81
Other (2)	12,005	118	—	n/a
Total	$1,610,665	5,571	5,291
(1)	We own properties in 22 states.

(2)	Includes three parcels of land held-for-use and one behavioral health care hospital.

Depreciation expense on buildings and improvements, including properties classified as held-for-sale, was $37,656,000, $36,223,000, and $37,303,000 for the years ended December 31, 2025, 2024 and 2023, respectively.

Owned Real Properties-SHOP

During the second quarter of 2025, we began utilizing the RIDEA structure and established a SHOP segment. Following the establishment of our SHOP segment, we terminated triple-net master leases with three operators and converted the communities covered under the master leases into our SHOP segment. Additionally, we acquired 11 communities within our SHOP segment. As of December 31, 2025, our SHOP segment represented 23.6% of our gross portfolio investments and comprised of 25 seniors housing communities that are managed on our behalf by seven independent operators pursuant to separate management agreements.

The following table presents information related to our SHOP segment as of December 31, 2025 (dollar amounts in thousands):

					Average
			Number	Number	Investment
	Gross		of	of	per
State	Investment		Properties	Beds/Units	Unit
Wisconsin	$248,183		7	742	$334.48
Illinois	58,022		4	264	$219.78
California	48,743		2	133	$366.49
Colorado	41,801		4	228	$183.34
Kentucky	39,763		2	158	$251.66
Oregon	33,139		1	186	$178.17
Tennessee	31,334		1	100	$313.34
Kansas	26,241		2	114	$230.18
Georgia	23,015		1	88	$261.53
Ohio	15,024		1	60	$250.40
Total	$565,265	(1)	25	2,073	$272.68
(1)	Subsequent to December 31, 2025, we acquired three seniors housing communities within our SHOP segment for $108,000. The communities are located in Georgia with a total of 394 units. In conjunction with the acquisition, we entered into a management agreement with an existing operator. Additionally, we terminated a triple-net master lease and converted two seniors housing communities covered under the master lease to our SHOP segment. Upon conversion, we entered into a management agreement with an operator new to us. The communities have a total of 88 units and a gross book value of $25,981.

Acquisitions

The following table summarizes acquisitions within our SHOP segment during the year ended December 31, 2025 (dollar amounts in thousands):

					Total		Number	Number
		Purchase		Transaction	Acquisition		of	of
State	Type of Property	Price		Costs	Costs		Properties	Beds/Units
California	SH	$35,200		$283	$35,483		1	67
Georgia	SH	22,900		98	22,998		1	88
Kentucky	SH	39,500		259	39,759		2	158
Tennessee	SH	31,250		81	31,331		1	100
Wisconsin	SH	194,050		470	194,520		5	520
Wisconsin	SH	30,000		612	30,612		1	122
		$352,900	(1)	$1,803	$354,703	(2)	11	1,055
(1)	Subsequent to December 31, 2025, we acquired three seniors housing communities in Georgia within our SHOP segment for $108,000. In conjunction with the acquisition, we entered into a management agreement with an existing operator.

(2)	At acquisition, we received property tax prorations credits of $1,116.

The total acquisition costs allocated to SHOP assets acquired were as follows (in thousands):

Amount
Land	$19,590
Buildings and improvements	335,113
Total acquisition costs	$354,703

Capital Improvement Projects

During the year ended December 31, 2025, we funded capital improvement projects of $2,703,000 within our new SHOP segment.

Owned Real Properties -Triple-Net Portfolio

Our Triple-Net Portfolio includes owned properties that are leased pursuant to non-cancelable triple-net operating leases. Triple-net leases require the lessee to pay all taxes, insurance, maintenance and repairs, capital and non-capital expenditures and other costs necessary in the operations of the facilities. The majority of our triple-net leases contain provisions for specified annual increases over the rents of the prior year.

Lease Extensions

Many of the triple-net leases contain renewal options that, if exercised, could result in the amount of rent payable upon renewal being greater than that currently being paid. The following table outlines information related to our triple-net lease extensions during the years ended December 31, 2025 and 2024 (dollar amounts in thousands):

		Number	Number
	Gross	of	of		Original		Extended
Type of Property	Investment	Properties	Beds/Units	State	Maturity		Maturity
SH	$68,767	7	461	IL, MI, OH	May 31, 2025		May 31, 2026
SNF	53,339	6	782	AL, NM	April 30, 2026	(1)	April 30, 2031
SH	32,361	2	159	GA, SC	December 31, 2025		December 31, 2026
SH	25,891	2	88	TX	February 28, 2025		February 28, 2026
SNF	13,053	2	211	SC	February 28, 2026		February 28, 2031
SNF	5,275	2	141	TN	December 31, 2025	(2)	December 31, 2026
	$198,686	21	1,842

SNF/OTH	$65,798	5	666	NV, TX, WI	February 28, 2025	(3)	February 28, 2030
SNF	145,189	11	1,444	TX	January 31, 2024		December 31, 2028
	$210,987	16	2,110
(1)	During the third quarter of 2025, Genesis Healthcare, Inc. (“Genesis”) filed for Chapter 11 bankruptcy. Subsequent to December 31, 2025, a federal bankruptcy judge approved the sale of Genesis’ assets to a newly formed investment group. Genesis has paid its contractual rent through February 2026.

(2)	The purchase option window provided in the master lease which expired on December 31, 2024, was extended for another year to December 31, 2025. During the third quarter of 2025, the operator provided an election notice to exercise its purchase option.

(3)	The master lease covers four SNFs and a behavioral health care hospital.

Lease Terminations

During 2025, we terminated two existing leases with the same operator and combined them into a single master lease with the same operator. The new master lease had a five-year term. In connection with the termination of these leases, we wrote-off $243,000 of straight-line rent receivable and $249,000 of lease incentive balances during the year ended December 31, 2025. During the fourth quarter of 2025, we terminated the new master lease and converted the senior housing communities covered by the master lease into our SHOP segment. The communities are located in Oregon with a total of 186 units. Upon conversion into SHOP, the communities are operating and accounted for as one community. In connection with the conversion, we wrote-off the related working capital note of $957,000 during the fourth quarter of 2025.

Additionally, during 2025, we terminated the Anthem Memory Care, LLC (“Anthem”) triple-net master leases and converted the communities covered under the master leases into our SHOP segment. In conjunction with the conversion, during 2025, we wrote-off Anthem’s working capital note of $2,693,000 and the related interest receivable of $371,000. Also, we terminated the New Perspective Senior Living, LLC (“New Perspective”) triple-net lease and converted the community covered under the lease into our SHOP segment. In connection with the conversion, we paid New Perspective a $5,971,000 lease termination fee.

During 2024, an operator notified us of its election not to exercise the renewal option on a master lease that was set to mature in January 2026. The master lease covered seven skilled nursing centers in California (1), Florida (2) and

Virginia (4). All seven properties were sold during the year ended December 31, 2025. See Property Sales below for more information.

Future Minimum Base Rents

Future minimum base rents receivable under the remaining non-cancelable terms of operating leases excluding the effects of straight-line rent, amortization of lease incentives and renewal options are as follows (in thousands):

Cash
Rent (1)
2026	$96,975
2027	92,282
2028	80,564
2029	67,857
2030	42,624
Thereafter	62,615
(1)	Represents contractual cash rent, except for certain master leases which are based on estimated cash. Excludes rent related to subsequent conversion of four SH communities from triple-net to SHOP segment.

Components of Rental Income

The following table summarizes components of our rental income for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
Rental Income	2025		2024		2023
Contractual cash rental income	$109,471	(1)	$118,198	(2)	$116,702
Variable cash rental income (3)	10,781		12,951		13,525
Straight-line rent adjustment	(1,631)	(4)	2,268	(5)	(2,078)
Adjustment of lease incentives and rental income	(1,763)	(6)	(321)	(7)	(26)
Amortization of lease incentives	(687)		(818)		(773)
Total	$116,171		$132,278		$127,350
(1)	Decreased primarily due to the conversion of 15 communities from NNN to our new SHOP segment, lower rent from property sales and the turnaround impact of one-time revenue received in 2024 related to the repayment of $2,377 rent credit in connection with a sale, partially offset by rent increases from fair-market rent resets, escalations and capital improvements.

(2)	Increased primarily due to the $2,377 repayment of a rent credit received in 2024 as explained in (1) above, rental income from 2023 acquisitions and annual rent escalations, partially offset by portfolio transitions and property sales.

(3)	The variable cash rental income for the years ended December 31, 2025, 2024 and 2023 primarily includes reimbursement of real estate taxes by our lessees. Decreased due to property sales.

(4)	Straight-line rental income decreased primarily due to (5) below and scheduled annual escalations, partially offset by lease extensions.

(5)	Increased primarily due to a one-time additional straight-line rental income recognized in 2024 related to restoring accrual basis accounting for two master leases.

(6)	Relates to the write-off of Genesis’ straight-line rent receivable balance of $1,271 in connection with Genesis’ on-going Chapter 11 bankruptcy filing, the write-off of a straight-line rent receivable of $243 and a lease incentive balance of $249 in connection with the termination of two existing leases with the same operator and combining them into a single master lease.

(7)	Represents a straight-line rent receivable balance write-off as a result of converting a lease to fair-market rent resets.

We monitor the collectability of our receivable balances, including deferred rent receivable balances, on an ongoing basis. For leases where we have concluded it is not probable that we will collect substantially all the lease payments under those leases, recognition of rental income is limited to the lesser of the amount of cash collected or rental income reflected on a straight-line basis. We write-off uncollectible operator receivable balances, including straight-line rent receivable and lease incentives balances, as a reduction to rental income in the period such balances are no longer probable of being collected. We wrote-off straight-line rent receivable and lease incentives balances of $1,763,000, $321,000 and $26,000 for the years ended December 31, 2025, 2024 and 2023, respectively. Additionally, if our conclusion of collectability changes, we will record the difference between the lease income that would have been recognized on a straight-line basis and cash basis as a current-period adjustment to rental income. We recorded $3,158,000 of straight-line rental income related to restoring accrual basis accounting for two master leases during the year ended December 31, 2024.

We continue to take into account the current financial condition of our operators, in our estimation of uncollectible accounts and deferred rents receivable at December 31, 2025. We are closely monitoring the collectability of such rents and will adjust future estimations as appropriate as further information becomes known.

Purchase Options

Some of our triple-net lease agreements provide purchase options allowing the lessees to purchase the properties they currently lease from us. The following table summarizes information about purchase options included in our lease agreements as of December 31, 2025 (dollar amount in thousands):

			Type	Number
Option			of	of	Gross	Net Book
Window		State	Property	Properties	Investments (1)	Value
2025	(2)	Tennessee	SNF	2	$5,275	$1,981
2026		South Carolina	SH	1	11,719	7,431
2027		Georgia/South Carolina	SH	2	32,361	24,016
2027-2029	(3)	Oklahoma	SH	4	9,052	3,003
2027-2029	(4)	Texas	SNF	4	52,726	47,572
2029		Colorado/Kansas/Ohio/Texas	SH	17	65,599	28,644
2029		North Carolina	SH	5	15,239	6,845
		Total		35	$191,971	$119,492
(1)	Gross investments include previously recorded impairment losses, if any.

(2)	The purchase option window which expired on December 31, 2024, was extended for another year to December 31, 2025. During the third quarter of 2025, the operator provided an election notice to exercise its purchase option.

(3)	The purchase option can be exercised starting in November 2027 through October 2029 if the lessee exercises its four-year extension option under the master lease.

(4)	The operator may elect to either receive an earn-out payment or exercise its purchase option. If neither option is elected within the timeframe defined in the lease, both elections are terminated. For more information regarding the earn-out see Note 16. Commitments and Contingencies.

See Note-6 Financing Receivables for purchase options included in our financing receivable agreements.

Impairment Loss

We performed recoverability analysis on the carrying value of the communities listed in the table below and concluded that their carrying value may not be recoverable through future undiscounted cash flows. The following table summarizes information regarding impairment losses recorded during the years ended December 31, 2025, 2024 and 2023 (dollar amounts in thousands):

		Type	Number	Number
		of	of	of	Impairment
Year	State	Properties	Properties	Beds/Units	Loss
2025	N/A	N/A	—	—	$—

2024	Ohio	SH	1	39	$780	(1)
	Oklahoma	SH	1	29	153	(2)
	Texas	SH	1	56	6,020	(1)
			3	124	$6,953

2023	Florida	SH	1	70	$434	(3)
	Florida	SH	1	60	7,522
	Mississippi	SH	1	67	4,554	(4)
	Texas	SH	7	248	3,265
			10	445	$15,775
(1)	In conjunction with the anticipated closure, we recorded an impairment loss on the carrying value of these properties.

(2)	This community was sold during the first quarter of 2025. See Properties Held-for-Sale below for more information regarding this community.

(3)	In conjunction with the ongoing negotiations to sell this community, we recorded a $434 impairment loss during the three months ended March 31, 2023, and a $1,222 impairment loss during the fourth quarter of 2022. This community was sold during the second quarter of 2023 for $4,850 and we recorded a net gain on sale of $64 as a result of this transaction.

(4)	This community was sold during the fourth quarter of 2023 for $1,650 and we recorded a net loss on sale of $219 as a result of this transaction.

Properties Held-for-Sale

The following summarizes our held-for sale properties as of December 31, 2025 and 2024 (dollar amounts in thousands):

		Type		Number	Number
		of		of	of	Gross	Accumulated
	State	Property		Properties	Beds/units	Investment	Depreciation
At December 31, 2025	N/A	N/A		—	—	$—	$—
At December 31, 2024	OK	SH	(1)	1	29	$2,016	$(1,346)
(1)	This community was sold during the first quarter of 2025. Upon sale, the community was removed from a master lease covering five SHs in Oklahoma and rent under the master lease was not reduced as a result of the sale.

Acquisitions

The following table summarizes our acquisitions within our Triple-Net Portfolio for the years ended December 31, 2025, 2024 and 2023 (dollar amounts in thousands):

					Non-				Number	Number
				Assumed	Controlling	Transaction	Assets		of	of
Year	Type of Property	Investment		Liabilities	Interest	Costs	Acquired		Properties	Beds/Units
2025	N/A	$—		$—	$—	$—	$—		N/A	N/A
2024	OTH (1)	319	(1)	—	—	—	319	(1)	—	—
2023	SH(2)	43,759		9,767	9,133	363	63,022	(3)	1	242
(1)	We acquired a parcel of land in Kansas adjacent to an existing community operated by Brookdale Senior Living Communities (“Brookdale”). Rent was increased by 8.0% of our total cost of the investment.

(2)	We entered into a $54,134 JV and contributed $45,000 into the JV that purchased an SH in Ohio. Under the JV agreement, the seller, our JV partner, has the option to purchase the campus between the third and fourth lease years for LTC’s allocation of the JV investment plus an internal rate of return (“IRR”) of 9.75%. The campus was leased to Encore Senior Living (“Encore”) under a 10-year term with an initial yield of 8.25% on LTC’s allocation of the JV investment. LTC funded $2,100 of lease incentives under the Encore lease.

(3)	Includes $8,309 tax abatement intangible included in the Prepaid expenses and other assets line item in our Consolidated Balance Sheets.

Improvement Projects

During the years ended December 31, 2025, 2024 and 2023, we invested the following in improvement projects within our Triple-Net Portfolio (in thousands):

	Year Ended December 31,
Type of Property	2025	2024	2023
Seniors Housing Communities	$2,967	$12,430	$3,112
Skilled Nursing Centers	1,600	1,245	6,487
Other	—	—	87
Total	$4,567	$13,675	$9,686

Property Sales. During the years ended December 31, 2025, 2024 and 2023 we recorded net gain on sale of real estate of $77,822,000, $7,979,000 and $37,296,000, respectively. The following table summarizes property sales during the years ended December 31, 2025, 2024 and 2023 (dollar amounts in thousands):

		Type	Number	Number
		of	of	of	Sales		Carrying		Net
Year	State	Properties	Properties	Beds/Units	Price		Value		Gain (Loss) (1)
2025	California	SNF	1	156	$29,000		$12,010		$16,578
	Florida	SNF	2	240	43,000		16,148		25,907
	Ohio	SH	1	39	1,000		670		236
	Ohio (2)	N/A	—	—	1,800		1,342		340
	Oklahoma	SH	1	29	670		670		(96)
	Texas	N/A	1	—	2,880		3,266		(690)
	Virginia	SNF	4	500	51,000		14,772		35,547
Total			10	964	$129,350		$48,878		$77,822

2024	Colorado	SH	1	—	$5,250		$4,058		$1097
	Florida	SH	1	60	4,500		4,579		(289)
	Texas	SH	5	208	1,600		1,282		(390)
	Texas	SH	2	—	500		389		—
	Texas	SH	1	80	7,959	(3)	4,314		3,635
	Wisconsin	SH	1	110	20,193	(4)	16,195	(4)	3,986
	n/a	N/A	—	—	—		—		(60)	(5)
Total			11	458	$40,002		$30,817		$7,979

2023	Florida	SH	5	246	$23,600		$9,084		$13,327
	Kentucky	SH	1	60	11,000		10,720		57
	Mississippi	SH	1	67	1,650		1,639		(220)
	New Jerey	SH	1	39	2,000		1,552		266
	New Mexico	SNF	2	235	21,250		5,523		15,287
	Nebraska	SH	3	117	2,984		2,934		—
	Oklahoma	SH	1	37	800		777		11
	Pennsylvania	SH	2	130	11,128		6,054		4,860
	South Carolina	SH	3	128	8,409		4,446		3,708
Total			19	1,059	$82,821		$42,729		$37,296
(1)	Calculation of net gain (loss) includes cost of sales and write-off of straight-line rent receivable and lease incentives, when applicable.

(2)	We sold a parcel of land adjacent to a memory care community within our portfolio.

(3)	As part of the negotiated sale, we received an additional $441 representing rental income through lease maturity in January 2025.

(4)	Represents the price to sell our portion of interest in a JV, net of the JV partner’s $2,305 contributions in the joint venture.

(5)	We recognized additional loss due to additional incurred costs related to properties sold during 2023.

6. Financing Receivables

We have entered into joint ventures and contributed into the JVs for the acquisition of properties through sale and leaseback transactions. Concurrently, each of these JVs leased the properties acquired back to an affiliate of the seller and provided the seller-lessee with purchase options. We determined that each of these sale and leaseback transactions meet the accounting criteria to be presented as Financing receivables on our Consolidated Balance Sheets and recorded the rental revenue from these properties as Interest income from financing receivables on our Consolidated Statements of Income. See Note 2. Summary of Significant Accounting Policies within our consolidated financial statements for more information.

The following table provides information regarding our investments in financing receivables (dollar amounts in thousands):

							Type	Number	Number	Purchase	Investment
Interest		Investment			Gross	LTC	of	of	of	Option	per
Rate		Year	Maturity	State	Investments	Investment	Properties	Properties	Beds/Units	Window	Bed/Unit
7.75%	(1)	2022	2032	FL	$76,545	$62,220	SNF	3	299	2025-2027	$256.00
7.50%	(2)	2023	2033	NC	123,083	120,167	SH	11	523	2025-2029	$235.34
7.25%	(3)	2024	2034	NC/SC	122,460	64,450	SH	13	523	2024-2028	$234.15
7.25%	(4)	2024	2034	NC	41,000	37,985	SH	4	217	2024-2028	$188.94
Total					$363,088	$284,822		31	1,562
(1)	The purchase option is available to the seller-lessee with an exit IRR of 8.5%. During the fourth quarter of 2025, the lessee provided notice of its intent to exercise its purchase option.

(2)	The seller-lessee has the option to buy the properties in multiple tranches and in serial closings approved by LTC with an exit IRR of 9.0% on any portion of the properties being purchased.

(3)	During the second quarter of 2024, we funded an additional $5,546 under a mortgage loan receivable due from an ALG affiliate secured by 13 SHs located in North Carolina (12) and South Carolina (1). We then entered into a newly formed $122,460 JV with ALG, whereby we exchanged our $64,450 mortgage loan receivable for a 53% controlling interest in the JV. Concurrently, ALG contributed these properties to the joint venture for a 47% non-controlling interest. The JV leased the properties to an ALG affiliate under a 10-year master lease, with two five-year renewal options and provided the seller-lessee with a purchase option exercisable with an exit IRR of 8.0%.

(4)	During the second quarter of 2024, we funded an additional $2,766 under a mortgage loan receivable due from an ALG affiliate secured by four SHs located in North Carolina. We then entered into a newly formed $41,000 JV with ALG, whereby we exchanged $37,985 mortgage loan receivables for a 93% controlling interest in the JV. Concurrently, ALG contributed these properties and a parcel of land to the joint venture for a 7% non-controlling interest. The JV leased the properties to an ALG affiliate under a 10-year master lease, with two five-year renewal options and provided the seller-lessee with a purchase option exercisable with an exit IRR of 8.0%.

The following table summarizes the interest income from our investment in financing receivables during the years ended December 31, 2025, 2024 and 2023 (dollar amounts in thousands):

		Type	Interest Income from Financing Receivables
Lease		of	Year Ended December 31,
Maturity		Properties	2025	2024	2023
2032	(1)	SNF	$5,885	$5,611	$5,618
2033		SH	9,747	9,710	9,625
2034		SH	12,683	6,342	—
			$28,315	$21,663	$15,243
(1)	During the fourth quarter of 2025, the lessee provided notice of its intent to exercise its purchase option.

At December 31, 2025 and 2024 the carrying value of the financing receivables, net of credit loss reserves were $359,457,000 and $357,867,000, respectively.

7. Mortgage Loans Receivable

The following table summarizes our investments in mortgage loans secured by first mortgages at December 31, 2025 (dollar amounts in thousands):

						Type	Percentage	Number of				Investment
				Gross		of	of			SNF	SH	per
Interest Rate		Maturity	State	Investment		Property	Investment	Loans (1)	Properties (1)	Beds	Units	Bed/Unit
11.3%	(2)	2043	MI	$179,885		SNF	46.7%	1	14	1,749	—	$102.85
8.3%		2030	CA	55,981		SH	14.5%	1	2	—	171	$327.37
8.5%		2030	FL	39,897		SH	10.3%	1	1	—	250	$159.59
10.2%	(3)	2045	MI	39,650		SNF	10.3%	1	4	480	—	$82.60
10.5%	(3)	2045	MI	19,650		SNF	5.1%	1	2	201	—	$97.76
8.8%		2026	MI	17,104		SH	4.5%	1	1	—	85	$201.22
10.8%	(3)	2045	MI	14,800		SNF	3.8%	1	1	146	—	$101.37
7.3%		2026	NC	10,750		SH	2.8%	1	1	—	45	$238.89
9.0%	(4)	2030	IL	7,794		UDP	2.0%	1	—	—	—	$—
Total				$385,511	(1)		100.0%	9	26	2,576	551	$123.28
(1)	Our mortgage loans are secured by properties located in five states with six borrowers. Additionally, some loans contain certain guarantees and/or provide for certain facility fees. Gross investment shown above excludes the impact of credit loss reserve.

(2)	During 2025, we modified the mortgage loan with Prestige, the borrower, to increase the current interest paid by the borrower from 8.5% to the full contractual interest rate of 11.14%, escalating annually. The modification was effective July 1, 2025. Additionally, the modification provides Prestige an option to prepay their mortgage loan at par without penalty within a 12-month window beginning in July 2026. Under the modification, Prestige agreed to provide us with at least a 90-day notice of its intention to exercise the option, and the ability for Prestige to exercise the pre-payment option is contingent on several factors including Prestige being current and in good standing on all its mortgage loans with LTC and obtaining replacement financing. In conjunction with the loan modification and the penalty-free early payoff option, we wrote-off $41,455 of effective interest previously accrued related to this mortgage loan. For more information related to the effective interest write-off see additional discussion below.

(3)	Mortgage loans provide for 2.25% annual increases in the interest rate after a certain time period.

(4)	During 2024, we committed to fund a $26,120 mortgage loan for the construction of a 116-unit SH located in Illinois. The borrower contributed $12,300 of equity which initially funded the construction. During the third quarter of 2025, we began funding the commitment. The loan bears interest at a current rate of 9.0% and an IRR of 9.5%.

As noted in the table above, we modified the Prestige $179,885,000 mortgage loan to increase the current interest paid by the borrower from 8.5% to the full contractual interest rate of 11.14%, escalating annually. The modification was effective July 1, 2025. Additionally, the modification provides Prestige an option to prepay their mortgage loan at par and without penalty within a 12-month window beginning in July 2026. In evaluating the impact of the prepayment provisions allowing the borrower to settle the obligation at an amount less than amounts previously accrued under the effective interest method, we wrote-off $41,455,000 of effective interest receivable previously accrued related to this mortgage loan during the third quarter of 2025. Subsequent to December 31, 2025, Prestige provided notice of its intent to repay its $179,885,000 mortgage loan. Prestige is current on their contractual loan obligations through February 2026.

The following table summarizes our mortgage loan activity for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025		2024		2023
Originations and funding under mortgage loans receivable	$105,845	(1)	$21,833	(3)	$97,058	(6)
Exchange of mortgage loans for controlling interests in joint ventures accounted for as financing receivables	—		(102,435)	(4)	—
Payoffs received	(37,237)	(2)	(85,204)	(5)	—
Application of interest reserve	2,177		169		1,722
Scheduled principal payments received	(1,000)		(701)		(10,351)
Mortgage loan premium amortization	(9)		(8)		(7)
(Provision) recovery for loan loss reserve	(697)		1,663		(884)
Net increase (decrease) in mortgage loans receivable	$69,079		$(164,683)		$87,538
(1)	Funded the following mortgage loans during 2025:

(a)	$55,350 under a $57,550 mortgage loan commitment secured by two SH with a total of 171 units in California. The loan term is five years at a rate of 8.3%;

(b)	$38,351 under a $42,300 mortgage loan commitment secured by a 250-unit SH in Florida. The loan term is five years at a fixed rate of 8.5%;

(c)	$4,350 under a $19,500 mortgage loan commitment for the construction of an 85-unit SH in Michigan. The borrower contributed $12,100 of equity upon origination in July 2023, which was used to initially fund the construction. Our remaining commitment is $2,396. The interest-only loan term is approximately three years at a rate of 8.75%, and includes two one-year extensions, each of which is contingent on certain coverage thresholds; and

(d)	$7,794 under a $26,120 mortgage loan commitment for the construction of a 116-unit SH located in Illinois. The borrower contributed $12,300 of equity which was used to initially fund the construction. During the third quarter of 2025, we began funding this commitment. Our remaining commitment is $18,326. The loan bears interest at a current rate of 9.0% and an IRR of 9.5%.

(2)	Received the following payoffs and paydown during 2025:

(a)	$16,706 from a mortgage loan payoff secured by a 112-unit SH in Florida;

(b)	$16,500 from a mortgage loan payoff secured by a 150-bed SNF in Illinois;

(c)	$4,000 from a mortgage loan payoff secured by two SH with a total of 92 units in Florida; and

(d)	$31 of partial principal paydown.

(3)	Funded the following during 2024:

(a)	$12,753 under the $19,500 mortgage loan commitment discussed in (1)(c) above;

(b)	$5,546 under a mortgage loan receivable agreement with an ALG affiliate secured by 13 ALFs and MCs in North Carolina (12) and South Carolina (1). During the three months ended June 30, 2024, we exchanged this $64,450 mortgage loan receivable for a controlling interest in a JV investment with an ALG affiliate. See Financing Receivables above for more information;

(c)	$2,766 a mortgage loan receivable agreement with an ALG affiliate secured by four ALFs in North Carolina. During the three months ended June 30, 2024, we exchanged this $37,985 mortgage loan receivable for a controlling interest in a JV investment with an ALG affiliate. See Financing Receivables above for more information; and

(d)	$768 of additional funding under various loans.

(4)	Exchanged two mortgage loan receivables due from affiliates of ALG for controlling interest in JVs. See (3)(b) and (3)(c) above for more information.

(5)	Received the following payoffs and paydowns during 2024:

(a)	$51,111 from a mortgage loan payoff secured by a 203-unit ILF, ALF and MC in Georgia;

(b)	$2,013 from a mortgage loan payoff secured by a parcel of land in Missouri;

(c)	$29,347 from a mortgage loan payoff secured by a 189-bed SNF in Louisiana; and

(d)	$2,733 of partial principal paydown due to related to the sale of a SNF securing the mortgage loan previously secured by 15 SNFs in Michigan.

(6)	Funded the following during 2023:

(a)	$10,750 mortgage loan secured by a 45-unit MC located in North Carolina. The loan carries a two-year term with an interest-only rate of 7.25% and an IRR of 9.0%;

(b)	$51,111 mortgage loan investment secured by a 203-unit ILF, ALF and MC located in Georgia. We acquired a participating interest owned by existing lenders for $42,251 in addition to converting our $7,461 mezzanine loan in the property into a participating interest in the mortgage loan. Our investment is at an initial rate of 7.5% with an IRR of 7.75%. We recorded $1,380 of additional interest income in connection with the effective prepayment of the mezzanine loan in the first quarter of 2023. The mortgage loan was paid off during 2024;

(c)	$16,500 senior loan for the acquisition of a 150-bed Medicare focused SNF in Illinois with an interest rate of 8.75%. The mortgage loan was paid off during 2025;

(d)	$4,947 of contractual additional funding under other mortgage loans receivable; and

(e)	$13,750 of seller financing collateralized by four SHs. $9,750 was subsequently repaid and two ALFs were released from collateral. The net $4,000 seller-financed mortgage loan matured in two-years, with a one-year extension, at the interest rate of 8.75%. The mortgage loan was paid off during 2025.

At December 31, 2025 and 2024 the carrying values of the mortgage loans, net of credit loss reserves were $381,662,000 and $312,583,000, respectively. Scheduled principal payments on mortgage loan receivables are as follows (in thousands):

Scheduled
Principal
2026	$29,034
2027	1,180
2028	1,180
2029	1,180
2030	104,853
Thereafter	248,084
Total	$385,511

8. Investments in Unconsolidated Joint Ventures

We have an ADC loan that meets the accounting criteria to be considered a VIE. We are not the primary beneficiary of the VIE as we do not have both: 1) the power to direct the activities that most significantly affect the VIE’s economic performance, and 2) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. However, we do have significant influence over the VIE. Therefore, we account for the investment as a joint venture using the equity method of accounting.

The following table provides information regarding our investment in unconsolidated joint ventures at December 31, 2025 (dollar amounts in thousands):

	Type	Type		Total	Contractual	Number
	of	of		Preferred	Cash	of	Carrying
State	Property	Investment		Return	Portion	Beds	Value
Texas	SNF	Senior Loan	(1)	9.2%	9.2%	104	$12,524	(1)
(1)	Represents a $12,700 mortgage loan, which is comprised of $11,164 funded at origination during 2024, an interest reserve of $750 and a capital expenditure reserve of $786. In accordance with GAAP, this mortgage loan was determined to be an ADC loan and is accounted for as an unconsolidated JV. The five-year mortgage loan is interest-only. Subsequent to December 31, 2025, the operator provided notice of its intent to pay off this mortgage loan.

We also had preferred equity investments that also met the accounting criteria to be considered a VIE based on the same factors discussed above for the ADC loan. During the year ended December 31, 2025, we received $15,962,000, which includes a 13% exit IRR of $2,962,000, from the redemption of a preferred equity investment in a joint venture that owns a 267-unit seniors housing community in Washington. Additionally, during the year ended December 31, 2025, we received $8,140,000, which includes a 12% exit IRR of $1,800,000, from the redemption of a preferred equity investment in a joint venture that owns a 109-unit seniors housing community in Washington.

The following table summarizes our capital contributions, income recognized, and cash interest received related to our investments in unconsolidated joint ventures during the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Type
	of	Income		Cash Income		Non-cash
Year	Properties	Recognized		Earned		Income Accrued
2025	SNF	$1,178		$1,178		$—
	SH (1)	2,353	(1)	2,401	(1)	—
	SH (2)	3,226	(2)	3,260	(2)	53
Total		$6,757		$6,839		$53

2024	SNF	$884		$884		$—
	SH (1)	504		504		—
	SH (2)	1,054		—		1,054
Total		$2,442		$1,388		$1,054

2023	SH (1)	$450		$56		$394
	SH (2)	1,054		—		1,054
Total		$1,504		$56		$1,448

(1)	During 2025, our preferred equity investment in the JV that owns a 109-unit SH in Washington was redeemed for $8,140, which included a 12% exit IRR of $1,800.

(2)	During 2025, our preferred equity investment in the JV that owns a 267-unit SH in Washington was redeemed for $15,962, which included a 13% exit IRR of $2,962.

9. Notes Receivable

Notes receivable consist of a mezzanine loan and working capital loans. The following table summarizes our investments in notes receivable at December 31, 2025 (dollar amounts in thousands):

Interest			Type of	Gross			Type of
Rate	IRR	Maturity	Loan	Investment		# of loans	Property
9.0%	—	2026	Working capital	$25		1	SH
8.0%	11.0%	2027	Mezzanine	25,000		1	SH
0.0%	—	2028	Working capital	849		1	SNF
				$25,874	(1)	3

(1)	Excludes the impact of credit loss reserve.

The following table is a summary of our notes receivable components at December 31, 2025 and 2024 (in thousands):

	At December 31, 2025	At December 31, 2024
Mezzanine loans	$25,000	$42,000
Working capital loans	874	5,717
Notes receivable credit loss reserve	(259)	(477)
Total notes receivable, net of credit loss reserve	$25,615	$47,240

The following table summarizes our notes receivable activity for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025		2024		2023
Advances under notes receivable	$25		$340		$20,377	(4)
Principal payments received under notes receivable	(18,218)	(1)	(13,434)	(3)	(14,687)	(5)
Write-off of notes receivable	(3,650)	(2)	(290)		(3,561)
Recovery (provision) of credit losses	218		134		(22)
Net decrease (increase) in notes receivable	$(21,625)		$(13,250)		$2,107
(1)	Received the following payoffs and paydown during 2025:

(a)	$17,000 from the early payoff of a mezzanine loan. In conjunction with the mezzanine loan payoff, we received 12% exit IRR income of $2,599 recognized as Interest and other income in our Consolidated Statements of Income. The exit IRR income was partially offset by $1,624 of effective interest previously recognized over the term of the mezzanine loan through payoff;

(b)	$639 from the payoff of three working capital loans; and

(c)	$579 from the paydown of a working capital loan.

(2)	Represents the write-off of working capital notes in connection with terminating master leases and converting the communities covered under the master leases to SHOP.

(3)	During 2024, we received $12,103 towards the paydown of a $13,531 working capital note. The remaining $1,428 balance of the working capital note is interest free and will be repaid in installments through 2028. Additionally, we received an aggregate of $1,331 related to the payoff of three working capital notes.

(4)	Funded the following during 2023:

(a)	$17,000 mezzanine loan to recapitalize an existing 130-unit SH in Georgia and construction of 89 additional units. The mezzanine loan was paid off during 2025. See (1)(a) above for further discussion; and

(b)	$3,377 under a working capital loan.

(5)	Received the following payoffs during 2023:

(a)	$4,545, which included a prepayment fee and the exit IRR totaling $190 from a mezzanine loan prepayment. The mezzanine loan was on a 136-unit SH in Oregon; and

(b)	$7,461 mezzanine loan which was prepaid through converting it as part of our $51,111 investment in a participating interest in an existing mortgage loan secured by a 203-unit SH located in Georgia. We recorded $1,380 of interest income in connection with the effective prepayment of the mezzanine loan. See Note 7. Mortgage Loans Receivable above for further discussion.

10. Credit Loss Reserve

We apply ASC Topic 326, Financial Instruments-Credit Losses (“ASC 326”), which requires a forward-looking “expected loss” model, to estimate our loan losses. We determined our Financing receivables, Mortgage loans receivable and Notes receivable line items on our Consolidated Balance Sheets are within the scope of ASC 326.

Financing receivables. We obtained controlling interests in JVs that acquired properties through sale and leaseback transactions. The JVs concurrently leased the properties acquired back to affiliates of sellers and provided the sellers-lessees with purchase options. We consolidated the JVs as Financing receivables on our Consolidated Balance Sheets. For more information regarding these transactions see Note 2. Summary of Significant Accounting Policies above. At December 31, 2025, we had investments in four JVs accounted for as financing receivables that owned 31 properties in three states. In addition to owning the properties through our controlling interests in the JVs, generally, these leases provide one or more of the following: security deposits, property tax impounds, repair and maintenance escrows and other credit enhancements such as corporate or personal guarantees or letters of credit.

Mortgage loans. As part of our strategy of making investments in properties used in the provision of long-term health care services, we provided mortgage loan financing on such properties. At December 31, 2025, we had nine mortgage loans secured by 26 properties in five states with six borrowers. In addition to a lien on the mortgaged properties, the loans are generally secured by non-real estate assets of the properties and contain certain other security provisions in the form of letters of credit and/or security deposits.

Notes receivable. Our notes receivable consist of a mezzanine loan and working capital notes. Security for these notes can include all or a portion of the following credit enhancements: secured second mortgage, pledge of equity interests and personal/corporate guarantees.

The following table summarizes our financial instruments within the scope of ASC 326 by year of origination (dollar amounts in thousands):

	Year of origination (1)						At December 31, 2025
Investment Type:	2025	2024	2023	2022	2021	Prior	Total	Credit loss reserve
Financing receivables	$—	$163,460	$123,083	$76,545	$—	$—	$363,088	$3,631

Mortgage loans receivable	$95,878	$7,794	$27,854	$—	$—	$253,985	$385,511	$3,849

Mezzanine loans	$—	$—	$—	$25,000	$—	$—	$25,000	$250
Working Capital loans	—	25	—	—	849	—	874	9
Total Notes Receivable	$—	$25	$—	$25,000	$849	$—	$25,874	$259
(1)	Excludes paid-off loans. Additional funding, if any, is included in the year of the origination of the initial loan.

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

The expected credit losses related to our financial instruments that are within the scope of ASC 326 are as follows (in thousands):

		Recovery	Provision
	Balance	due to	due to	Balance
	at	Payoffs/	Originations/	at
Description	12/31/2024	Write-offs	additional funding	12/31/2025
Credit Loss Reserve- Financing Receivables	$3,615	$—	$16	$3,631
Credit Loss Reserve- Mortgage Loans Receivable	3,151	(382)	1,080	3,849
Credit Loss Reserve-Notes Receivable	477	(218)	—	259

We elected not to measure an allowance for expected credit losses on accrued interest receivable under the expected credit loss standard as we have a policy to reserve or write off accrued interest receivable in a timely manner through our quarterly review of the loan and property performance. Therefore, we elected the policy to write off accrued interest receivable by recognizing credit loss expense. As of December 31, 2025, the total balance of accrued interest receivable of $22,720,000 was not included in the measurement of expected credit loss. During the year ended December 31, 2025, we wrote-off $371,000 in connection with the conversion of Anthem’s triple-net leases to SHOP as explained in Note 5. Owned Real Properties. During the year ended December 31, 2024, we wrote-off $613,000 of interest receivable related to a partial paydown of a mortgage loan. During the year ended December 31, 2023, we did not recognize any write-offs related to accrued interest receivable.

11. Prepaid Expenses and Other Assets

The following is a summary of our prepaid expenses and other assets at December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Intangible assets, net of accumulated amortization: 2025— $1,789; 2024— $1,097	$6,520	$7,212
SHOP accounts receivable, net of credit loss reserve: 2025— $304; 2024— $0	3,130	—
Real estate investments, prepaid expenses and other assets	2,880	2,125
Right of use asset, net	2,580	2,741
Lease incentives	2,525	3,522
SHOP prepaid expenses and other assets	2,399	—
Deferred income tax asset	729	—
Interest rate swap asset	482	3,815
Total	$21,245	$19,415

12. Intangible Assets

We make estimates in allocating the purchase price of acquisitions to the various components of the acquisition based on the fair value of each component. For certain acquisitions, such components include in-place leases and other intangible assets. In the case of the value of in-place leases, we make estimates based on the evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during the hypothetical expected lease-up periods, market conditions and costs to execute similar leases. The following is a summary of the carrying amount of intangible assets as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025					December 31, 2024
			Accumulated					Accumulated
Assets	Cost		Amortization		Net	Cost		Amortization		Net
In-place leases	$24,098	(1)	$(7,772)	(2)	$16,326	$11,047	(1)	$(6,758)	(2)	$4,289
Tax abatement intangible	$8,309	(3)	$(1,789)	(3)	$6,520	$8,309	(3)	$(1,097)	(3)	$7,212
(1)	Included in the Buildings and improvements line item in our Consolidated Balance Sheets. Increase relates to acquisition of 11 seniors housing communities during 2025 within our SHOP segment. See Note 5. Owned Real Properties for more information regarding our SHOP segment acquisitions.

(2)	Included in the Accumulated depreciation and amortization line item in our Consolidated Balance Sheets.

(3)	Included in the Prepaid expenses and other assets line item in our Consolidated Balance Sheets.

The following table provides future amortization expenses related to the intangible assets at December 31, 2025 (in thousands):

	Total	2026	2027	2028	2029	2030	Thereafter
In-place leases (1)	$16,326	$3,465	$3,341	$3,227	$3,202	$2,439	$652
Tax abatement intangible (2)	6,520	692	692	692	692	692	3,060
	$22,846	$4,157	$4,033	$3,919	$3,894	$3,131	$3,712
(1)	Recorded as amortization expense included in the Depreciation and amortization line item on our Consolidated Statements of Income.

(2)	Recorded as Property tax expense on our Consolidated Statements of Income.

13. Debt Obligations

Unsecured Credit Facility. We had an unsecured credit agreement (the “Original Credit Agreement”) that provided for an aggregate commitment of the lenders of up to $500,000,000 comprising of a $400,000,000 revolving credit facility and two $50,000,000 term loans with maturities of November 19, 2025 and November 19, 2026 (the “Original Term Loans”). The revolving credit facility had a maturity date of November 19, 2025 and provided a one-year extension option at our discretion, subject to customary conditions.

During the first quarter of 2024, we entered into an amendment to the Original Credit Agreement (the “Amended Credit Agreement”) to accelerate our one-year extension option notice and exercised our option to extend the maturity date to November 19, 2026. Other material terms of the Original Credit Agreement remained unchanged. The Amended Credit Agreement permitted us to request increases to the revolving credit facility and term loans commitments up to a total of $1,000,000,000 (the “Original Accordion”). As permitted under the terms of the Amended Credit Agreement, we exercised $25,000,000 of the available $500,000,000 Original Accordion feature of the revolving credit facility during the third quarter of 2024. Accordingly, the aggregate commitment of the lenders under the Amended Credit Agreement increased to $525,000,000, with $475,000,000 remaining available under the Original Accordion. The exercise of the Original Accordion did not materially change any other terms or conditions of the Amended Credit Agreement, including its maturity date or covenant requirements.

During the third quarter of 2025, we entered into a new four-year unsecured credit agreement (the “New Credit Agreement”) maturing in July 2029, to replace our Amended Credit Agreement. The New Credit Agreement increased the aggregate commitment on our revolving credit facility from $425,000,000 to $600,000,000 (the “Revolving Line of Credit”) and provides for the opportunity to increase the total commitment to an aggregate $1,200,000,000 (the “Accordion”). The New Credit Agreement provides for a one-year extension option, subject to customary conditions. Material terms of the New Credit Agreement remain unchanged. In connection with the New Credit Agreement, the Original Term loans were rolled into the Revolving Line of Credit. During the fourth quarter of 2025, we amended our New Credit Agreement to increase the aggregate commitment of the lenders by $200,000,000 to a total of $800,000,000 through the exercise of the Accordion and established term loans totaling $200,000,000 (the “Term Loans”). The Term Loans consist of $50,000,000, $55,000,000, $55,000,000 and $40,000,000 borrowings, with contractual maturities of three, four, five and seven years, respectively.

Based on our leverage at December 31, 2025, the Revolving Line of Credit provides for interest annually at SOFR plus 110 basis points and a facility fee of 15 basis points, and the Term Loans provide for interest annually at SOFR plus 115 basis points for the three, four and five year borrowings and 150 basis points for seven year borrowings.

Interest Rate Swap Agreements. In connection with entering into the Original Term Loans as discussed above, we entered into two receive variable/pay fixed interest rate swap agreements with maturities of November 19, 2025 and November 19, 2026, respectively, that effectively locked in the forecasted interest payments on the Original Term Loans’ borrowings over the four and five year terms of the loans. Additionally, during the fourth quarter of 2025, we entered into interest rate swaps with maturities of three, four, five and seven years, respectively (the “Interest Rate Swaps”) to effectively lock-in the forecasted interest payments on the Term Loans. Our interest rate swaps are considered cash flow hedges and are recorded on our Consolidated Balance Sheets at fair value, with changes in the fair value of these instruments recognized in Accumulated other comprehensive income (loss) on our Consolidated Balance Sheets.

During the year ended December 31, 2025 and 2024, we recorded $3,333,000 and $2,295,000, respectively, decrease in fair value of Interest Rate Swaps.

The following table sets forth information regarding our interest rate swaps at December 31, 2025 and 2024 (dollar amounts in thousands):

						Notional		Fair Value at
Date Entered	Maturity Date	Swap Rate		Rate Index		Amount		December 31, 2025		December 31, 2024
November 2021	November 19, 2025	N/A %	(1)	1-month SOFR	$	N/A	(1)	$—	(1)	$1,305
November 2021	November 19, 2026	2.46%		1-month SOFR		50,000	(2)	938		2,510
December 2025	December 12, 2028	4.61%		SOFR with 5-day lookback		25,000		(52)		—
December 2025	December 12, 2028	4.61%		SOFR with 5-day lookback		25,000		(55)		—
December 2025	December 12, 2029	4.65%		SOFR with 5-day lookback		55,000		(136)		—
December 2025	December 12, 2030	4.68%		SOFR with 5-day lookback		30,000		(45)		—
December 2025	December 12, 2030	4.72%		SOFR with 5-day lookback		25,000		(74)		—
December 2025	December 12, 2032	5.21%		SOFR with 5-day lookback		27,500		(45)		—
December 2025	December 12, 2032	5.25%		SOFR with 5-day lookback		12,500		(49)		—
						$250,000		$482		$3,815
(1)	The interest rate swap, which had a notional amount of $50,000, matured on November 19, 2025. Accordingly, the fair value of the interest rate swap was $0 at December 31, 2025.

(2)	During the third quarter of 2025, the interest rate swap was rolled into the Revolving Line of Credit.

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

At December 31, 2025, we were in compliance with all applicable financial covenants. These debt obligations also contain additional customary covenants and events of default that are subject to a number of important and significant limitations, qualifications and exceptions.

The following table sets forth information regarding debt obligations by component as of December 31, 2025 and 2024 (dollar amounts in thousands):

		At December 31, 2025		At December 31, 2024
	Applicable		Available		Available
	Interest	Outstanding	for	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing	Balance	Borrowing
Revolving line of credit (2)	4.40%	$252,863	$347,137	$144,350	$280,650
Term loans, net of debt issue costs	4.77%	198,213	—	99,808	—
Senior unsecured notes, net of debt issue costs (3)	4.12%	391,105	—	440,442	—
Total	4.36%	$842,181	$347,137	$684,600	$280,650
(1)	Represents weighted average of interest rate as of December 31, 2025.

(2)	Subsequent to December 31, 2025, we borrowed $107,000 under our unsecured revolving line of credit. Accordingly, we have $359,863 outstanding and $240,137 available for borrowing under our unsecured revolving line of credit.

(3)	Subsequent to December 31, 2025, we repaid $5,000 in scheduled principal paydowns on our senior unsecured notes. Accordingly, we have $386,105 outstanding under our senior unsecured notes, net of debt issue costs.

Our borrowings and repayments for the years ended December 31, 2025, 2024 and 2023 are as follows (in thousands):

	Year Ended December 31,
	2025				2024		2023
Debt Obligations	Borrowings		Repayments		Borrowings	Repayments	Borrowings	Repayments
Revolving line of credit	$486,500	(1)	$(377,987)		$27,200	$(185,100)	$277,450	$(105,200)
Term loans	200,000		(100,000)		—	—	—	—
Senior unsecured notes	—		(49,500)	(2)	—	(49,160)	—	(49,160)
Total	$686,500		$(527,487)		$27,200	$(234,260)	$277,450	$(154,360)
(1)	Subsequent to December 31, 2025, we borrowed $107,000 under our unsecured revolving line of credit. Accordingly, we have $359,863 outstanding and $240,137 available for borrowing under our unsecured revolving line of credit.

(2)	Subsequent to December 31, 2025, we repaid $5,000 in scheduled principal paydowns on our senior unsecured notes. Accordingly, we have $386,105 outstanding under our senior unsecured notes, net of debt issue costs.

Scheduled Principal Payments. The following table represents our long-term contractual obligations (scheduled principal payments and amounts due at maturity) as of December 31, 2025, and excludes the effects of interest and debt issue costs (in thousands):

	Total		2026		2027	2028	2029	2030	Thereafter
Revolving line of credit	$252,863	(1)	$—		$—	$—	$252,863	$—	$—
Term loans	200,000		—		—	50,000	55,000	55,000	40,000
Senior unsecured notes	392,000	(2)	51,500	(2)	54,500	55,000	63,000	67,000	101,000
	$844,863		$51,500		$54,500	$105,000	$370,863	$122,000	$141,000
(1)	Subsequent to December 31, 2025, we borrowed $107,000 under our unsecured revolving line of credit. Accordingly, we have $359,863 outstanding and $240,137 available for borrowing under our unsecured revolving line of credit.

(2)	Subsequent to December 31, 2025, we repaid $5,000 in scheduled principal paydowns on our senior unsecured notes. Accordingly, we have $386,105 outstanding under our senior unsecured notes, net of debt issue costs.

14. Accrued Expenses and Other Liabilities

The following is a summary of our accrued expenses and other liabilities (dollar amounts in thousands):

	Year Ended December 31,
	2025	2024
Impounds	$14,627	$12,223
Security deposits	1,601	6,534
Property tax liability	7,125	7,807
Maintenance and repair reserves	6,152	5,961
Accounts payable and other accrued liabilities	7,584	6,085
SHOP liabilities	8,734	—
Deferred commitments	3,171	4,092
Lease liabilities	2,580	2,741
SHOP deferred revenue	2,115	—
	$53,689	$45,443

15. Equity

Non-controlling Interests. We have entered into partnerships to develop and/or own real estate. Given that our limited members do not have the substantive kick-out rights, liquidation rights, or participation rights, we have concluded that the partnerships are VIEs. As we exercise power over and receive benefits from the VIEs, we are considered the primary beneficiary. Accordingly, we consolidate the VIEs and record the non-controlling interests on the consolidated financial statements. As of December 31, 2025, we have the following consolidated VIEs (in thousands):

				Gross
Investment		Property		Consolidated		Non-Controlling
Year	Purpose	Type	State	Assets (1)		Interests
2024	Own real estate	SH	NC/SC	$122,460		$58,010
2024	Own real estate	SH	NC	41,000		3,015
2023	Own real estate	SH	OH	54,942		9,134
2023	Own real estate	SH	NC	123,082		2,916
2022	Own real estate	SNF	FL	76,545	(2)	14,325
Total				$418,029		$87,400
(1)	Includes the total real estate investments and excludes intangible assets.

(2)	During the fourth quarter of 2025, the lessee provided notice of intent to exercise the purchase option available with an exit IRR of 8.5%.

During the year ended December 31, 2025, we acquired our joint venture partner’s non-controlling interests in the joint ventures that own two seniors housing communities in Oregon with a total of 186 units for $1,150,000. Accordingly, we obtained full ownership and control of these communities. During the year ended December 31, 2024, a joint venture partner transferred their $1,240,000 non-controlling interest in a joint venture that owns an 87-unit assisted living and memory care in South Carolina to us. Accordingly, we obtained full ownership and control of the community. Additionally, during the year ended December 31, 2024, we sold our interest in a joint venture that owns a 110-unit independent living, assisted living and memory care community in Wisconsin. As a result, these joint ventures are not listed in the table above.

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

During the year ended December 31, 2025, we sold 2,804,200 shares of common stock for $100,555,000 in net proceeds under our Equity Distribution Agreement. In conjunction with the sale of common stock, we incurred costs of $436,000 associated with this agreement which have been recorded in additional paid in capital as a reduction of proceeds received. At December 31, 2025, we had $288,509,000 available under the Equity Distribution Agreement. Subsequent to December 31, 2025, we sold 71,059 shares of common stock for $2,508,000 in net proceeds under our Equity Distribution Agreement. Accordingly, we have $285,970,000 available under the Equity Distribution Agreement.

During the year ended December 31, 2024, we sold 2,113,270 and 250,000 shares of common stock under our Original Equity Distribution Agreements and Equity Distribution Agreement, respectively for $83,107,000 in aggregate net proceeds. In conjunction with the sale of common stock, we incurred aggregate costs of $702,000 associated with these agreements which have been recorded in additional paid in capital as a reduction of proceeds.

During the year ended December 31, 2023, we sold 1,658,400 shares of common stock for $53,777,000 in net proceeds under our Original Equity Distribution Agreements. In conjunction with the sale of common stock, we incurred $89,000 of costs associated with the Original Equity Distribution Agreements which have been recorded in additional paid in capital as a reduction of proceeds received.

During the years ended December 31, 2025, 2024 and 2023, we acquired 151,018 shares, 49,540 shares and 43,933 shares, respectively, of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

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

Distributions. We declared and paid the following cash dividends (in thousands):

	Year Ended December 31,
	2025				2024		2023
	Declared		Paid		Declared	Paid	Declared	Paid
Common Stock (1)	$107,394	(2)	$107,394	(2)	$100,530	$100,530	$94,764	$94,764
(1)	Represents $0.19 per share per month for the years ended December 31, 2025, 2024 and 2023.

(2)	Includes $1,312 of distribution related to vesting of the performance-based stock units.

In January 2026, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of January, February and March 2026 payable on January 30, February 27, and March 31, 2026, respectively, to stockholders of record on January 22, February 20, and March 23, 2026, respectively.

Stock Based Compensation Plans. During 2021, we adopted, and our stockholders approved the 2021 Equity Participation Plan (the “2021 Plan”) which replaced the 2015 Equity Participation Plan (the “2015 Plan”). Under the 2021 Plan, 1,900,000 shares of common stock have been authorized and reserved for awards, less one share for every one share that was subject to an award granted under the 2015 plan after December 31, 2020 and prior to adoption. In addition, any shares that were not issued under outstanding awards under the 2015 Plan because the shares were forfeited or cancelled after December 31, 2020 were added to available for awards under the 2021 Plan. Under the 2021 Plan, the shares were authorized and reserved for awards to officers, employees, non-employee directors and consultants. The terms of the awards granted under the 2021 Plan are set by our compensation committee at its discretion. As of December 31, 2025, we have 1,327,393 shares of common stock reserved for awards under the 2021 Plan.

Restricted Stock and Performance-Based Stock Units. Restricted stock activity for the years ended December 31, 2025, 2024 and 2023 was as follows:

	Year Ended December 31,
	Shares				Weighted Average Price
	2025		2024	2023	2025	2024	2023
Outstanding, January 1	301,209		258,620	229,236	$33.18	$36.43	$38.26
Granted	135,041		175,431	146,020	$34.94	$31.07	$36.55
Vested	(165,549)	(1)	(132,842)	(115,551)	$33.69	$31.51	$36.29
Cancelled	—		—	(1,085)	n/a	n/a	$34.73
Outstanding, December 31	270,701		301,209	258,620	$33.75	$33.18	$36.43
(1)	Includes the accelerated vesting of 13,362 shares of restricted common stock in connection with an employee’s retirement.

During the years ended December 31, 2025, 2024 and 2023, we granted 101,201, 132,524 and 86,867, respectively, of performance-based stock units. During the year ended December 31, 2025, 182,915 units of performance-based stock units vested, which includes the accelerated vesting of 19,694 performance-based stock units in connection with an employee’s retirement. No performance-based stock units vested during the years ended December 31, 2024 and 2023. Total compensation expense related to restricted stock and performance-based stock units for the years ended December 31, 2025, 2024 and 2023 were $9,329,000, $9,052,000 and $8,481,000.

During 2025, 2024 and 2023, we granted 236,242, 307,955 and 232,887 shares of restricted common stock and performance-based stock units, respectively, under the 2021 Plan as follows:

	No. of	Price per
Year	Shares/Units	Share	Reward Type	Vesting Period
2025	113,790	$34.88	Restricted stock	ratably over 3 years
	5,626	$35.55	Restricted stock	April 30, 2028
	15,625	$35.20	Restricted stock	(1)
	52,666	$34.88	Performance-based stock units	TSR targets (2)
	48,535	$34.88	Performance-based stock units	TSR targets (3)
	236,242

2024	159,536	$30.72	Restricted stock	ratably over 3 years
	69,610	$31.84	Performance-based stock units	TSR targets (2)
	62,914	$31.84	Performance-based stock units	TSR targets (3)
	15,895	$34.60	Restricted stock	(1)
	307,955

2023	127,960	$37.16	Restricted stock	ratably over 3 years
	86,867	$37.16	Performance-based stock units	TSR targets (4)
	15,060	$31.54	Restricted stock	May 24, 2024
	3,000	$35.45	Restricted stock	July 25, 2024
	232,887
(1)	The vesting date is the earlier of the one-year anniversary of the award date or the date of the next annual meeting of the stockholders of LTC following the award date.

(2)	Vesting is based on achieving certain total shareholder return (“TSR”) targets in 3 years.

(3)	Vesting is based on achieving certain TSR targets relative to the TSR of a predefined peer group in 3 years.

(4)	Vesting is based on achieving certain total shareholder return (“TSR”) targets in 4 years with acceleration opportunity in 3 years.

At December 31, 2025, the remaining compensation expense to be recognized related to the future service period of unvested outstanding restricted common stock and performance-based stock units are as follows (dollar amount in thousands):

Remaining
Compensation
Vesting Date	Expense
2026	$5,887
2027	2,899
2028	322
Total	$9,108

Stock Options. During 2025, 2024 and 2023, we did not issue any stock options. Nonqualified stock option activity for the years ended December 31, 2025, 2024 and 2023 was as follows:

				Weighted Average
	Shares			Price
	2025	2024	2023	2025		2024	2023
Outstanding, January 1	—	5,000	10,000	$	n/a	$38.43	$38.43
Granted	—	—	—		n/a	n/a	n/a
Exercised	—	—	—		n/a	n/a	n/a
Canceled	—	(5,000)	(5,000)		n/a	$38.43	$38.43
Outstanding, December 31	—	—	5,000		n/a	n/a	$38.43

Exercisable, December 31	—	—	5,000		n/a	n/a	$38.43

We use the Black-Scholes-Merton formula to estimate the value of stock options granted to employees. This model requires management to make certain estimates including stock volatility, expected dividend yield and the expected term. No compensation expense related to the vesting of stock options was recorded for the years ended December 31, 2025, 2024 and 2023.

16. Commitments and Contingencies

At December 31, 2025, we had commitments as follows (in thousands):

				Total
	Investment		2025	Commitment	Remaining
	Commitment		Funding	Funded	Commitment
Triple-Net Portfolio	$5,256	(1)	$2,264	$3,839	$1,417
SHOP	5,206		317	317	4,889
Subtotal: owned real estate properties (Note 5. Owned Real Property Investments)	10,462		2,581	4,156	6,306
Financing receivables (Note 6.Financing Receivables)	2,250		1,664	1,664	586
Accrued incentives and earn-out liabilities	4,500	(2)	—	—	4,500
Mortgage loans (Note 7. Mortgage Loan Receivables)	69,770	(3)	14,322	29,076	40,694
Joint venture investments (Note 8. Investments in Unconsolidated Joint Ventures)	1,438	(4)	1,262	1,262	176
Notes receivable (Note 9. Notes Receivable)	560	(5)	25	25	535
Total	$88,980		$19,854	$36,183	$52,797
(1)	Represents commitments to purchase land and improvements, if applicable, and to develop, re-develop, renovate or expand seniors housing and health care properties.

(2)	Includes an earn-out payment of up to $3,000 to an operator under a master lease on four SNFs in Texas. The master lease allows either an earn-out payment up to $3,000 or a purchase option. The earn-out payment is available, contingent on achieving certain thresholds per the lease, beginning in April 2024 through March 2027. If neither option is elected within the timeframe defined in the lease, both elections are terminated. For more information regarding the purchase option see Note 5. Owned Real Properties.

(3)	Represents $45,620 related to two construction loans, $19,950 of contingent commitments available upon the borrower achieving certain coverage rations, and $4,200 of other commitments.

(4)	Represents expenditure reserve of $1,438 related to a mortgage loan secured by a SNF in Texas. The loan is accounted for an unconsolidated JV in accordance with GAAP. For more information regarding this loan see Note. 8 Investment in Unconsolidated Joint Ventures.

(5)	Represents working capital loan commitments.

Additionally, some of our lease agreements provide purchase options allowing the lessees to purchase the properties they currently lease from us. See Note 5. Owned Real Properties and Note 6. Financing Receivables for tables summarizing information about our purchase options.

From time to time, we are a party to various claims and lawsuits asserted against our company and our properties and against our third-party SHOP operators, lessees and borrowers. None of such claims or lawsuits singularly or in aggregate, in our management’s opinion, are material to our business, results of operations or financial condition. These claims and lawsuits may include matters involving general or professional liability attributable to our third-party SHOP operators, lessees and borrowers pursuant to general legal principles and pursuant to insurance and indemnification provisions in the applicable management agreements, leases or mortgages. However, regardless of the merits of particular claims or lawsuits, we may be forced to expend significant financial resources to defend and resolve these matters.

17. Distributions

We must distribute at least 90% of our taxable income in order to continue to qualify as a REIT. This distribution requirement can be satisfied by current year distributions or, to a certain extent, by distributions in the following year.

For federal tax purposes, distributions to stockholders are treated as ordinary income, capital gains, return of capital or a combination thereof. Distributions for 2025, 2024 and 2023 were cash distributions. The federal income tax classification of the per share common stock distributions are as follows (unaudited):

	Year Ended December 31,
	2025	2024	2023
Ordinary taxable distribution	$1.447	$1.745	$1.110
Return of capital	0.024	0.535	—
Unrecaptured Section 1250 gain	0.205	—	0.744
Long-term capital gain	0.604	—	0.426
Total	$2.280	$2.280	$2.280

18. Net Income Per Common Share

Basic and diluted net income per share was as follows (in thousands except per share amounts):

	Year Ended December 31,
	2025		2024		2023
Net income	$123,880		$94,879		$91,462
Less income allocated to non-controlling interests	(5,908)		(3,839)		(1,727)
Less income allocated to participating securities:
Non-forfeitable dividends on participating securities	(626)		(682)		(587)
Income allocated to participating securities	(70)		—		—
Total net income allocated to participating securities	(696)		(682)		(587)
Net income available to common stockholders	117,276		90,358		89,148
Effect of dilutive securities:
Participating securities (1)	—	(1)	—	(2)	—	(2)
Net (income for diluted net income per share	$117,276		$90,358		$89,148

Shares for basic net income per share	46,230		43,743		41,272
Effect of dilutive securities:
Performance-based stock units	330		498		86
Participating securities (1)	—	(2)	—	(2)	—	(2)
Total effect of dilutive securities	330		498		86
Shares for diluted net income per share	46,560		44,241		41,358

Basic net income per share	$2.54		$2.07		$2.16
Diluted net income per share	$2.52		$2.04		$2.16
(1)	For the year ended December 31, 2025, the participating securities were excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.

(2)	For the years ended December 31, 2024, and 2023, the participating securities and stock options were excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.

19. Fair Value Measurements

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

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments. We do not invest our cash in auction rate securities. The carrying value and fair value of our financial instruments as of December 31, 2025 and 2024 assuming election of fair value for our financial assets and financial liabilities were as follows (in thousands):

	At December 31, 2025			At December 31, 2024
	Carrying	Fair		Carrying	Fair
	Value	Value		Value	Value
Financing receivables, net of credit loss reserve	$359,457	$367,986	(1)	$357,867	$363,228	(1)
Mortgage loans receivable, net of credit loss reserve	381,662	462,312	(2)	312,583	386,871	(2)
Notes receivable, net of credit loss reserve	25,615	29,576	(3)	47,240	53,549	(3)
Revolving line of credit	252,863	252,863	(4)	144,350	144,350	(4)
Term loans, net of debt issue costs	198,213	198,213	(4)	99,808	100,000	(4)
Senior unsecured notes, net of debt issue costs	391,105	372,511	(5)	440,442	402,394	(5)
(1)	Our investment in financing receivables is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate used to value our future cash inflows of the financing receivables at December 31, 2025 and 2024 was 7.5% and 7.7%, respectively.

(2)	Our investment in mortgage loans receivable is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. Subsequent to December 31, 2025, Prestige provided notice of its intent to repay the mortgage loan in 2026. Accordingly, at December 31. 2025, the estimated fair value of this mortgage loan approximated its carrying value. No such notice had been received as of December 31, 2024. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash inflows of the mortgage loans receivable at December 31, 2025 and 2024 was 8.8% and 10.0%, respectively.

(3)	Our investments in notes receivable are classified as Level 3. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash flows of the notes receivable at December 31, 2025 and 2024, were 7.7% and 7.6%, respectively.

(4)	Our revolving line of credit and term loans bear interest at a variable interest rate. The estimated fair value of our revolving line of credit and term loans approximated their carrying values at December 31, 2025 and 2024 based upon prevailing market interest rates for similar debt arrangements.

(5)	Our obligation under our senior unsecured notes is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is measured based upon management’s estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities. At December 31, 2025, the discount rate used to value our future cash outflow of our senior unsecured notes was 5.25% for those maturing before year 2030 and 5.50% for those maturing at or beyond year 2030. At December 31, 2024, the discount rate used to value our future cash outflow of our senior unsecured notes was 6.25% for those maturing before year 2030 and 6.50% for those maturing beyond year 2030.

20. Segment Information

We use the management approach in determining the reportable operating segments. The management approach considers the internal organization and reporting used by our CODM for making operating decisions, allocating resources and assessing performance as the source for determining our reportable segments. In making this determination, we:

i.	determine our CODM;
ii.	identify and analyze potential business components;
iii.	identify our operating segments; and
iv.	determine whether there are multiple operating segments requiring presentation as reportable segment.

During the years ended December 31, 2025, 2024 and 2023, the CODM has been collectively identified as our Executive Chairman and Co-CEOs, who share the responsibility for allocating resources and assessing segment performance.

During the second quarter of 2025, we began utilizing the RIDEA structure and established our SHOP segment. Accordingly, we conduct and manage our business as two operating segments: Real Estate Investments and SHOP. Therefore, our CODM evaluated the performance of our investments based on net operating income (“NOI”). The following tables provide information by reportable segment for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31, 2025
	Real estate		Non-segment
	investment portfolio	SHOP	/corporate (1)	Total
Revenues:
Rental income	$116,171	$—	$—	$116,171
Resident fees and services	—	72,116	—	72,116
Interest income from financing receivables	28,315	—	—	28,315
Interest income from mortgage loans	39,023	—	—	39,023
Interest and other income	5,294	—	1,935	7,229
Total revenues	188,803	72,116	1,935	262,854

Income from unconsolidated joint ventures	6,757	—	—	6,757
Property level expenses	(10,795)	(54,088)	—	(64,883)
NOI	184,765	18,028	1,935	204,728
Interest expense				(35,306)
Depreciation and amortization				(37,874)
Write-off of effective interest receivable				(41,455)
Provision for credit losses				(4,515)
Transaction costs				(8,221)
General and administrative expenses				(31,120)
Gain on sale of real estate, net				77,822
Income tax provision				(179)
Net income				$123,880
(1)	The non-segment/corporate category includes income from temporary investments and other corporate-level income not attributable to a reportable segment.

	Year Ended December 31, 2024
	Real estate		Non-segment
	investment portfolio	SHOP	/corporate (1)	Total
Revenues:
Rental income	$132,278	$—	$—	$132,278
Resident fees and services	—	—	—	—
Interest income from financing receivables	21,663	—	—	21,663
Interest income from mortgage loans	45,216	—	—	45,216
Interest and other income	5,267	—	5,423	10,690
Total revenues	204,424	—	5,423	209,847

Income from unconsolidated joint ventures	2,442	—	—	2,442
Property level expenses	(12,930)	—	—	(12,930)
NOI	193,936	—	5,423	199,359
Expenses:
Interest Expense				(40,336)
Depreciation and Amortization				(36,367)
Impairment Loss				(6,953)
Transaction costs				(819)
Provision for credit losses				(741)
General and administrative expenses				(27,243)
Gain on sale of real estate, net				7,979
Net income				$94,879
(1)	The non-segment/corporate category includes income from temporary investments and other corporate-level income not attributable to a reportable segment.

	Year Ended December 31, 2023
	Real estate		Non-segment
	investment portfolio	SHOP	/corporate (1)	Total
Revenues:
Rental income	$127,350	$—	$—	$127,350
Resident fees and services	—	—	—	—
Interest income from financing receivables	15,243	—	—	15,243
Interest income from mortgage loans	47,725	—	—	47,725
Interest and other income	6,207	—	719	6,926
Total revenues	196,525	—	719	197,244

Income from unconsolidated joint ventures	1,504	—	—	1,504
Property level expenses	(13,269)	—	—	(13,269)
NOI	184,760	—	719	185,479
Expenses:
Interest Expense				(47,014)
Depreciation and Amortization				(37,416)
Impairment Loss				(15,775)
Transaction costs				(1,144)
Provision for credit losses				(5,678)
General and administrative expenses				(24,286)
Gain on sale of real estate, net				37,296
Net income				$91,462
(1)	The non-segment/corporate category includes income from temporary investments and other corporate-level income not attributable to a reportable segment.

Total assets by reportable business segment and segment-level significant expense categories are not listed as our CODM do not review such information to evaluate business performance and allocate resources.

21. Income Taxes

The Company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As such, we generally are not taxed on income that is distributed to our stockholders. Under RIDEA, a REIT may lease a “qualified healthcare property” on an arm's-length basis to a taxable REIT subsidiary (“TRS”) if the property is operated on behalf of such TRS by a person who qualifies as an “eligible independent operator”. Generally, the rent received from the TRS will meet the related party exception and will be treated as “rents from real property”. A "qualified healthcare property" includes real property and any personal property that is, or is necessary or incidental to the use of, a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility, or other licensed facility which extends medical or nursing or ancillary services to patients. Resident fees and services revenue and related operating expenses for these facilities are reported on our Consolidated Statements of Income and are subject to federal, state and local income taxes. Our provision for income taxes for the year ended December 31, 2025, 2024 and 2023 was of $179,000, $0 and $0, respectively. At December 31, 2025, our deferred income tax assets and deferred income tax liabilities with respect to our TRS entity were $729,000 and $695,000, respectively.

22. Subsequent Events

The following events occurred subsequent to the balance sheet date:

Real Estate. We acquired within our SHOP segment three seniors housing communities in Georgia with a total of 394 units for $108,000,000. In connection with the acquisition, we entered into a management agreement with an existing operator. Additionally, we terminated a triple-net master lease and converted two seniors housing communities covered under the master lease to our SHOP segment. Upon conversion, we entered into a management agreement with an operator new to us. The communities have a total of 88 units and a gross book value of $25,891,000.

Debt. We borrowed $107,000,000 under our unsecured revolving line of credit. Accordingly, we have $359,863,000 outstanding and $240,137,000 available for borrowing under our unsecured revolving line of credit. Additionally, we repaid $5,000,000 in scheduled principal paydowns on our senior unsecured notes. Accordingly, we have $386,105,000 outstanding under our senior unsecured notes, net of debt issue costs.

Equity. We sold 71,059 shares of common stock for $2,508,000 in net proceeds under our Equity Distribution Agreements. Accordingly, we have $285,970,000 available under our Equity Distribution Agreements. Additionally, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of January, February, and March 2026, payable on January 30, February 27, and March 31, 2026, respectively, to stockholders of record on January 22, February 20, and March 23, 2026, respectively.

LTC PROPERTIES, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions
		(Recovered)
	Balance at	charged to	Charged to
	beginning of	costs and	other		Balance at end
Account Description	period	expenses	accounts (1)	Deductions (2)	of period
Year ended December 31, 2023
Loan loss reserves	$3,930	$884	$—	$—	$4,814
Financing receivables loss reserve	768	1,212	—	—	1,980
Other notes receivable allowance	589	3,582	1	(3,561)	611
	$5,287	$5,678	$1	$(3,561)	$7,405
Year ended December 31, 2024
Loan loss reserves	$4,814	$(1,663)	$—	$—	$3,151
Financing receivables loss reserve	1,980	1,635	—	—	3,615
Other notes receivable allowance	611	(134)	—	—	477
	$7,405	$(162)	$—	$—	$7,243
Year ended December 31, 2025
Loan loss reserves	$3,151	$698	$—	$—	$3,849
Financing receivables loss reserve	3,615	16	—	—	3,631
Other notes receivable allowance	477	3,803	—	(4,021)	259
	$7,243	$4,517	$—	$(4,021)	$7,739
(1)	Represents miscellaneous adjustments.

(2)	Deductions represent uncollectible accounts written off.

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

				Costs
				capitalized	Gross amount at which carried at
		Initial cost to company		subsequent	December 31, 2025
			Building and	to		Building and		Accum	Construction/	Acquisition
	Encumbrances	Land	improvements	acquisition	Land	improvements	Total (1)	deprec.	renovation date	date
Skilled Nursing Properties:
218 Albuquerque, NM	$—	$1,696	$3,891	$1,482	$1,696	$5,373	$7,069	$2,760	2023	2005
219 Albuquerque, NM	—	1,950	8,910	923	1,950	9,833	11,783	5,283	1982	2005
220 Albuquerque, NM	—	2,463	7,647	290	2,463	7,937	10,400	4,338	1970	2005
252 Amarillo, TX	—	844	—	7,925	844	7,925	8,769	2,950	2013	2011
247 Arlington, TX	—	1,016	13,649	341	1,016	13,990	15,006	6,141	2007	2011
325 Austin, TX	—	896	9,562	174	896	9,736	10,632	1,052	2017	2022
319, Blue Springs, MO	—	2,644	13,942	73	2,644	14,015	16,659	3,279	2020	2019
007 Bradenton, FL	—	330	2,720	160	330	2,880	3,210	2,647	2012	1993
256 Brownwood, TX	—	164	6,336	78	164	6,414	6,578	2,818	2011	2012
257 Cincinnati, OH	—	1,890	25,110	224	1,890	25,334	27,224	7,493	2009	2012
125 Clovis, NM	—	561	5,539	415	561	5,954	6,515	3,595	2006	2001
129 Clovis, NM	—	598	5,902	652	598	6,554	7,152	3,740	1995	2001
267 Cold Spring, KY	—	2,050	21,496	196	2,050	21,692	23,742	7,123	2014	2012
246 Crowley, TX	—	2,247	14,276	526	2,247	14,802	17,049	6,528	2007	2011
258 Dayton, OH	—	373	26,627	—	373	26,627	27,000	7,956	2010	2012
196 Dresden, TN	—	31	1,529	1,073	31	2,602	2,633	1,607	2014	2000
298 Forth Worth, TX	—	2,785	7,546	797	2,785	8,343	11,128	4,372	1998	2015
326 Forth Worth, TX	—	922	12,268	221	922	12,489	13,411	1,388	2017	2022
026 Gardendale, AL	—	100	7,550	2,769	100	10,319	10,419	8,161	2011	1996
248 Granbury, TX	—	836	6,693	600	836	7,293	8,129	3,863	2008	2011
250 Hewitt, TX	—	1,780	8,220	772	1,780	8,992	10,772	3,667	2008	2011
318 Kansas City, MO	—	1,229	18,369	69	1,229	18,438	19,667	3,297	2018	2019
008 Lecanto, FL	—	351	2,665	2,737	351	5,402	5,753	4,699	2012	1993
322 Longview, TX	—	1,405	12,176	—	1,405	12,176	13,581	2,548	2014	2020
300 Mansfield, TX	—	2,890	13,110	—	2,890	13,110	16,000	4,820	2015	2016
053 Mesa, AZ	—	305	6,909	1,876	305	8,785	9,090	7,344	1996	1996
242 Mission, TX	—	1,111	16,602	2,021	1,111	18,623	19,734	7,112	2004	2010
233 Nacogdoches, TX	—	394	7,456	268	394	7,724	8,118	3,422	1991	2010
249 Nacogdoches, TX	—	1,015	11,109	621	1,015	11,730	12,745	5,540	2007	2011
245 Newberry, SC	—	439	4,639	1,047	439	5,686	6,125	2,815	1995	2011
244 Newberry, SC	—	919	5,454	556	919	6,010	6,929	2,907	2001	2011
251 Pasadena, TX	—	1,155	14,345	522	1,155	14,867	16,022	5,839	2005	2011
193 Phoenix, AZ	—	300	9,703	92	300	9,795	10,095	7,364	1985	2000
094 Portland, OR	—	100	1,925	3,152	100	5,077	5,177	4,469	2007	1997
254 Red Oak, TX	—	1,427	17,173	540	1,427	17,713	19,140	7,081	2002	2012
197 Ripley, TN	—	20	985	1,638	20	2,623	2,643	1,688	2014	2000
324 San Antonio, TX	—	1,676	15,470	307	1,676	15,777	17,453	1,665	2018	2022
281 Slinger, WI	—	464	13,482	—	464	13,482	13,946	5,227	2014	2015
243 Stephenville, TX	—	670	10,117	774	670	10,891	11,561	4,774	2009	2010
192 Tucson, AZ	—	276	8,924	112	276	9,036	9,312	6,787	1992	2000

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

				Costs
				capitalized	Gross amount at which carried at
		Initial cost to company		subsequent	December 31, 2025
			Building and	to		Building and		Accum	Construction/	Acquisition
	Encumbrances	Land	improvements	acquisition	Land	improvements	Total (1)	deprec.	renovation date	date
305 Union, KY	—	858	24,116	—	858	24,116	24,974	5,236	2019	2016
299 Weatherford, TX	—	836	11,902	610	836	12,512	13,348	5,543	1996	2015
323 Webster, TX	—	2,310	8,713	206	2,310	8,919	11,229	1,049	2018	2022
Skilled Nursing Properties	$—	$46,326	$444,757	$36,839	$46,326	$481,596	$527,922	$191,987
Seniors Housing Properties:
105 Arvada, CO	—	100	2,810	7,767	100	10,577	10,677	4,931	2014	1997
304 Athens, GA	—	983	13,326	839	983	14,165	15,148	3,671	2016	2016
320 Auburn Hills, MI	—	1,964	4,577	1,560	1,964	6,137	8,101	2,217	1995	2019
260 Aurora, CO	—	831	10,071	327	831	10,398	11,229	3,659	1999	2012
330 Centerville, OH	—	2,678	52,036	228	2,678	52,264	54,942	5,646	2019	2023
263 Chatham, NJ	—	5,365	36,399	587	5,365	36,986	42,351	12,905	2002	2012
307 Clovis, CA	—	2,542	19,126	288	2,542	19,414	21,956	4,675	2014	2017
308 Clovis, CA	—	3,054	14,172	—	3,054	14,172	17,226	3,329	2016	2017
292 De Forest, WI	—	485	5,568	312	485	5,880	6,365	1,622	2006	2015
057 Dodge City, KS	—	84	1,666	693	84	2,359	2,443	1,381	2024	1995
083 Durant, OK	—	100	1,769	162	100	1,931	2,031	1,352	1997	1997
163 Ft. Collins, CO	—	100	2,961	3,834	100	6,795	6,895	3,853	2014	1999
170 Ft. Collins, CO	—	100	3,400	5,462	100	8,862	8,962	4,679	2014	1999
315 Ft. Worth, TX	—	1,534	11,099	213	1,534	11,312	12,846	2,404	2014	2018
314 Frisco, TX	—	2,216	10,417	413	2,216	10,830	13,046	2,312	2015	2018
167 Goldsboro, NC	—	100	2,385	251	100	2,636	2,736	1,424	1998	1999
056 Great Bend, KS	—	399	1,570	309	399	1,879	2,278	1,419	1995	1995
102 Greeley, CO	—	100	2,310	987	100	3,297	3,397	2,033	2024	1997
284 Green Bay, WI	—	1,660	19,079	673	1,660	19,752	21,412	6,075	2004	2015
286 Greenfield, WI	—	818	8,014	478	818	8,492	9,310	2,464	2007	2015
164 Greenville, NC	—	100	2,478	347	100	2,825	2,925	1,685	1998	1999
310 Kansas City, MO	—	1,072	15,552	—	1,072	15,552	16,624	3,303	2017	2017
285 Kenosha, WI	—	936	12,361	501	936	12,862	13,798	3,684	2008	2015
148 Longmont, CO	—	100	2,640	1,012	100	3,652	3,752	1,991	2024	1998
261 Louisville, CO	—	911	11,703	390	911	12,093	13,004	4,222	2000	2012
114 Loveland, CO		100	2,865	616	100	3,481	3,581	2,279	1997	1997
293 McHenry, IL		1,289	28,976	2,460	1,289	31,436	32,725	8,781	2005	2015

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

				Costs
				capitalized	Gross amount at which carried at
		Initial cost to company		subsequent	December 31, 2025
			Building and	to		Building and		Accum	Construction/	Acquisition
	Encumbrances	Land	improvements	acquisition	Land	improvements	Total (1)	deprec.	renovation date	date
058 McPherson, KS	—	79	1,571	773	79	2,344	2,423	1,531	2024	1995
280 Murrells Inlet, SC	—	2,490	14,185	539	2,490	14,724	17,214	4,674	2016	2015
166 New Bern, NC	—	100	2,427	384	100	2,811	2,911	1,466	1998	1999
118 Newark, OH	—	100	2,435	995	100	3,430	3,530	2,083	2024	1997
165 Rocky Mount, NC	—	100	2,494	580	100	3,074	3,174	1,676	1998	1999
059 Salina, KS	—	79	1,571	570	79	2,141	2,220	1,537	2024	1995
084 San Antonio, TX	—	100	1,900	372	100	2,272	2,372	1,455	1997	1997
092 San Antonio, TX	—	100	2,055	614	100	2,669	2,769	1,802	1997	1997
288 Sheboygan, WI	—	1,168	5,382	388	1,168	5,770	6,938	1,877	2006	2015
149 Shelby, NC	—	100	2,805	586	100	3,391	3,491	2,144	1998	1998
312 Spartanburg, SC	—	254	9,906	1,559	254	11,465	11,719	4,288	1999	2017
103 Springfield, OH	—	100	2,035	670	100	2,705	2,805	1,735	1997	1997
321 Sterling Heights, MI	—	1,133	11,487	1,201	1,133	12,688	13,821	3,349	1997	2019
098 Tiffin, OH	—	100	2,435	876	100	3,311	3,411	2,023	2024	1997
088 Troy, OH	—	100	2,435	1,452	100	3,887	3,987	2,414	1997	1997
080 Tulsa, OK	—	200	1,650	156	200	1,806	2,006	1,294	1997	1997
093 Tulsa, OK	—	100	2,395	47	100	2,442	2,542	1,745	1997	1997
075 Tyler, TX	—	100	1,800	660	100	2,460	2,560	1,499	2023	1996
091 Waco, TX	—	100	2,235	1,279	100	3,514	3,614	2,072	2024	1997
108 Watauga, TX	—	100	1,668	792	100	2,460	2,560	1,292	1996	1997
109 Weatherford, OK	—	100	1,669	703	100	2,372	2,472	1,657	1996	1997
110 Wheelersburg, OH	—	29	2,435	728	29	3,163	3,192	2,037	2024	1997
259 Wichita, KS	—	730	—	9,682	730	9,682	10,412	3,552	2013	2012
283 Wichita, KS	—	624	13,946	—	624	13,946	14,570	3,338	2016	2015
076 Wichita Falls, TX	—	100	1,850	342	100	2,192	2,292	1,465	1996	1996
264 Williamstown, NJ	—	711	6,637	—	711	6,637	7,348	2,463	2000	2012
265 Williamstown, NJ	—	711	8,649	—	711	8,649	9,360	3,053	2000	2012
Seniors Housing Properties	$—	$39,429	$409,387	$56,657	$39,429	$466,044	$505,473	$157,517

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

				Costs
				capitalized	Gross amount at which carried at
		Initial cost to company		subsequent	December 31, 2025
			Building and	to		Building and			Accum	Construction/	Acquisition
	Encumbrances	Land	improvements	acquisition	Land	improvements	Total (1)		deprec.	renovation date	date
Seniors Housing Operating Properties (SHOP)
336 Appleton, WI	—	2,047	45,604	23	2,047	45,627	47,674		377	2020	2025
269 Aurora, CO	—	850	8,583	238	850	8,821	9,671		3,267	2014	2013
341Brentwood, TN	—	3,368	27,963	3	3,368	27,966	31,334		84	2022	2025
277 Burr Ridge, IL	—	1,400	11,102	343	1,400	11,445	12,845		3,736	2016	2014
334 Cedarburg, WI	—	1,207	40,389	10	1,207	40,399	41,606		308	2019	2025
332 Fort Atkinson, WI	—	867	24,215	17	867	24,232	25,099		183	2019	2025
296 Glenview, IL	—	2,800	14,248	181	2,800	14,429	17,229		4,016	2017	2015
340 Hobart, WI	—	1,029	29,583	2	1,029	29,585	30,614		—	2017	2025
337 Hopkinsville, KY	—	588	19,291	2	588	19,293	19,881		160	2023	2025
255 Littleton, CO	—	1,882	8,248	497	1,882	8,745	10,627		2,839	2013	2012
268 Littleton, CO	—	1,200	8,688	301	1,200	8,989	10,189		3,394	2014	2013
339 Marietta, GA	—	2,290	20,708	17	2,290	20,725	23,015		122	2019	2025
342 Medford, OR	—	1,386	31,466	287	1,386	31,753	33,139		6,786	2020/2005	2018
335 Middleton, WI	—	1,944	43,155	1	1,944	43,156	45,100		300	2021	2025
331 Morgan Hill, CA	—	2,681	32,802	6	2,681	32,808	35,489		510	2019	2025
294 Murrieta, CA	—	2,022	11,136	96	2,022	11,232	13,254		3,563	2016	2015
289 Neenah, WI	—	694	20,839	1,459	694	22,298	22,992		6,039	1991	2015
306 Oak Lawn, IL	—	1,591	13,772	157	1,591	13,929	15,520		3,533	2018	2016
302 Overland Park, KS	—	1,951	11,882	570	1,951	12,452	14,403		3,588	2013	2016
338 Paducah, KY	—	1,752	18,127	3	1,752	18,130	19,882		152	2023	2025
333 Stoughton, WI	—	1,817	33,274	6	1,817	33,280	35,097		246	2019	2025
282 Tinley Park, IL	—	702	11,481	245	702	11,726	12,428		3,562	2016	2015
309 West Chester, OH	—	1,013	13,553	458	1,013	14,011	15,024		3,547	2017	2017
276 Westminster, CO	—	1,425	9,575	314	1,425	9,889	11,314		3,493	2015	2013
303 Wichita, KS	—	1,422	9,957	460	1,422	10,417	11,839		3,110	2011	2016
Seniors Housing Operating Properties (SHOP)	—	39,928	519,641	5,696	39,928	525,337	565,265		56,915
Other:
Properties:
297 Las Vegas, NV	—	1,965	7,308	1,789	1,965	9,097	11,062		2,487	1990/1994	2015
Properties	—	1,965	7,308	1,789	1,965	9,097	11,062		2,487
Land:
271 Howell, MI	—	420	—	—	420	—	420		—	N/A	2013
272 Milford, MI	—	450	—	—	450	—	450		—	N/A	2014
275 Yale, MI	—	73	—	—	73	—	73		—	N/A	2013
Land	—	943	—	—	943	—	943		—
Other Properties	—	2,908	7,308	1,789	2,908	9,097	12,005		2,487
	$—	$128,591	$1,381,093	$100,981	$128,591	$1,482,074	$1,610,665	(2)	$408,906
(1)	Depreciation is computed principally by the straight-line method for financial reporting purposes which generally range of a life from 5 to 15 years for furniture and equipment, 35 to 50 years for buildings, 10 to 20 years for site improvements, 10 to 50 years for building improvements and the respective lease term for acquired lease intangibles.

(2)	As of December 31, 2025, our aggregate cost for Federal income tax purposes was $1,579,853 (unaudited).

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

Activity for the years ended December 31, 2025, 2024 and 2023 is as follows:

	For the Year Ended December 31,
	2025	2024	2023
Reconciliation of real estate:
Carrying cost:
Balance at beginning of period	$1,333,078	$1,379,332	$1,410,705
Acquisitions	354,703	319	54,714
Improvements	7,270	13,675	9,686
Cost of real estate sold	(84,386)	(53,295)	(79,998)
Impairment loss from real estate investments	—	(6,953)	(15,775)
Ending balance	$1,610,665	$1,333,078	$1,379,332
Accumulated depreciation:
Balance at beginning of period	$407,230	$391,367	$391,487
Depreciation expense	37,656	36,223	37,303
Cost of real estate sold	(35,980)	(20,360)	(37,423)
Ending balance	$408,906	$407,230	$391,367

LTC PROPERTIES, INC.

SCHEDULE IV

MORTGAGE LOANS RECEIVABLE ON REAL ESTATE

(in thousands)

										Principal
										Amount of
									Carrying	Loans
							Current		Amount of	Subject to
	(Unaudited)						Monthly	Face	Mortgages	Delinquent
	Number of				Final	Balloon	Debt	Amount of	December 31,	Principal or
State	Properties		Units/Beds (1)	Interest Rate (2)	Maturity Date	Amount (3)	Service	Mortgages	2025	Interest
CA	2		171	8.30%	2030	$55,981	$390	$55,981	$55,422	$—
FL	1		250	8.50%	2030	39,897	287	39,897	39,498	—
IL	—		—	9.00%	2030	7,794	58	7,794	7,716	—
MI	1		85	8.80%	2026	17,104	126	17,104	16,933	—
MI	14		1,749	11.30%	2043	161,681	1,694	187,450	178,093	—
MI	4		480	10.20%	2045	36,650	338	40,480	39,253	—
MI	2		201	10.50%	2045	19,650	172	19,750	19,453	—
MI	1		146	10.80%	2045	14,325	133	15,000	14,652	—
NC	1		45	7.30%	2026	10,750	66	10,750	10,642	—
	26	(4)	3,127			$363,832	$3,264	$394,206	$381,662	$—
(1)	This number is based upon unit/bed counts shown on operating licenses provided to us by lessee/borrowers or units/beds as stipulated by lease/mortgage documents. We have found during the years that these numbers often differ, usually not materially, from units/beds in operation at any point in time. The differences are caused by such things as operators converting a patient/resident room for alternative uses, such as offices or storage, or converting a multi-patient room/unit into a single patient room/unit. We monitor our properties on a routine basis through site visits and reviews of current licenses. In an instance where such change would cause a de-licensing of beds or in our management’s opinion impact the value of the property, we would take action against the borrower to preserve the value of the property/collateral.

(2)	Represents current stated interest rate. Generally, the loans have principal and interest payable at varying amounts over the life to maturity with annual interest adjustments through specified fixed rate increases effective either on the first anniversary or calendar year of the loan.

(3)	Balloon payment is due upon maturity.

(4)	Includes 9 first-lien mortgage loans as follows:

Number of Loans	Original loan amounts
0	$ 500 - $2,000
0	$2,001 - $3,000
0	$3,001 - $4,000
0	$4,001 - $5,000
0	$5,001 - $6,000
0	$6,001 - $7,000
9	$7,001 +

Mortgage loans receivable activity for the years ended December 31, 2025, 2024 and 2023 is as follows:

Balance— December 31, 2022	$389,728
New mortgage loans	92,111
Other additions	4,947
Application of interest reserve	1,722
Land conveyance	—
Amortization of mortgage premium	(7)
Collections of principal	(10,351)
Foreclosures	—
Loan loss reserve	(884)
Other deductions	—
Balance— December 31, 2023	477,266
New mortgage loans	12,753
Other additions	9,080
Application of interest reserve	169
Land conveyance	—
Amortization of mortgage premium	(8)
Collections of principal	(188,340)
Foreclosures	—
Loan loss reserve	1,663
Other deductions	—
Balance— December 31, 2024	312,583
New mortgage loans	101,495
Other additions	4,350
Application of interest reserve	2,177
Land conveyance	—
Amortization of mortgage premium	(9)
Collections of principal	(38,237)
Foreclosures	—
Loan loss reserve	(697)
Other deductions	—
Balance— December 31, 2025	$381,662

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

There has not been any change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the fiscal quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, with the participation of our co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control— Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of the end of the fiscal year ended December 31, 2025, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by Ernst &Young LLP, independent registered public accounting firm. Ernst & Young LLP’s report on our internal control over financial reporting appears on the following page.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of LTC Properties, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited LTC Properties, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, LTC Properties, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) and our report dated February 24, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Los Angeles, California

February 24, 2026

Item 9B. OTHER INFORMATION

None.

Rule 10b5-1 Plan Elections

During the fiscal quarter ended December 31, 2025, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 9.C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our definitive proxy statement for the 2026 Annual Meeting of Stockholders (to be filed with the SEC within 120 days of our December 31, 2025 fiscal year end).

Our company’s Code of Business Conduct and Ethics applicable to the Board and our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons providing similar functions, is posted on our website at https://ir.ltcreit.com/governance-documents. If we amend or waive the Code of Business Conduct and Ethics with respect to any of our directors or executive officers, we will post the amendment or waiver on our website.

We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our company’s securities applicable to our directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations, as well as NYSE listing standards. Our insider trading policy, among other things, (a) prohibits our directors, officers, and employees, and related persons and entities, from trading in our securities and securities of certain other companies while in possession of material, nonpublic information, (b) prohibits our directors, officers, and employees from disclosing material, nonpublic information about our company to others who may trade on the basis of that information, and (c) requires that directors, executive officers, and certain designated individuals of our company only transact in our securities during a specified window period, subject to limited exceptions. In addition, it is our policy that LTC itself will not engage in transactions in our securities, except in compliance with applicable securities laws. A copy of our insider trading policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our definitive proxy statement for the 2026 Annual Meeting of Stockholders (to be filed with the SEC within 120 days of our December 31, 2025 fiscal year end).

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our definitive proxy statement for the 2026 Annual Meeting of Stockholders (to be filed with the SEC within 120 days of our December 31, 2025 fiscal year end).

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our definitive proxy statement for the 2026 Annual Meeting of Stockholders (to be filed with the SEC within 120 days of our December 31, 2025 fiscal year end).

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our definitive proxy statement for the 2026 Annual Meeting of Stockholders (to be filed with the SEC within 120 days of our December 31, 2025 fiscal year end).

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
4.1

Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to exhibit 4.1 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2024)

10.1	Note Purchase Agreement dated February 16, 2017 (incorporated by reference to Exhibit 10.7 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016)

Exhibit Number	Description
10.2	Note Purchase Agreement dated May 17, 2022 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed May 19, 2022)
10.3

Note Purchase and Private Shelf Agreement between LTC Properties, Inc., and AIG Asset Management (U.S.) LLC dated August 4, 2015 (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015)

10.4

Amended and Restated Note Purchase and Private Shelf Agreement between LTC Properties, Inc., and AIG Asset Management (U.S.) LLC dated June 2, 2016 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 6, 2016)

10.5

Equity Distribution Agreement, dated November 13, 2024, by and among LTC Properties, Inc. and Citizens JMP Securities, LLC, BMO Capital Markets Corp., KeyBanc Capital Markets Inc., Wells Fargo Securities, LLC, Huntington Securities, Inc., and Wedbush Securities Inc., as principals, sales agents and/or (except in the case of Wedbush Securities, Inc.) forward sellers, as applicable, and Citizens JMP Securities, LLC, Bank of Montreal, KeyBanc Capital Markets Inc., Wells Fargo Bank, National Association, and Huntington Securities, Inc., as forward purchasers (incorporated by reference to Exhibit 1.1 to the registrant’s Current Report on Form 8-K filed November 13, 2024)

10.6

Amendment No. 1 to the Equity Distribution Agreement, dated as of August 5, 2025, by and among LTC Properties, Inc. and Citizens JMP Securities, LLC, KeyBanc Capital Markets Inc., Wells Fargo Securities, LLC, Huntington Securities, Inc., RBC Capital Markets, LLC, and BTIG, LLC, as principals and/or sales agents, Citizens JMP Securities, LLC, KeyBanc Capital Markets Inc., Wells Fargo Securities, LLC, Huntington Securities, Inc., RBC Capital Markets, LLC, and Nomura Securities International, Inc. (acting through BTIG, LLC as agent), as forward sellers, and Citizens JMP Securities, LLC, KeyBanc Capital Markets Inc., Wells Fargo Bank, National Association, Huntington Securities, Inc., Royal Bank of Canada, and Nomura Global Financial Products, Inc., as forward purchasers (incorporated by reference to Exhibit 1.1 to the registrant’s Current Report on Form 8 K filed August 5, 2025)

10.7	Credit Agreement dated as of July 21, 2025 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed July 21, 2025)
10.8	First Amendment to Credit Agreement entered into as of December 12, 2025 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed December 15, 2025)
10.9+	Employment Agreement of Wendy Simpson, effective as of November 12, 2014 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed November 12, 2014)
10.10+

Side Letter Regarding Annual Compensation and Benefits of Wendy Simpson, entered into as of February 19, 2025 (incorporated by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2024)

10.11+	Employment Agreement of Pamela Kessler, effective as of November 12, 2014 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed November 12, 2014)
10.12+	Employment Agreement of Clint Malin, effective as of November 12, 2014 (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed November 12, 2014)
10.13+

Employment Agreement of Caroline Chikhale, effective as of February 19, 2025 (incorporated by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2024)

10.14+	Employment Agreement of Dave Boitano, effective as of April 21, 2025
10.15+	Employment Agreement of Gibson Satterwhite, effective as of February 19, 2025
10.16+	Annual Cash Bonus Incentive Plan, effective as of October 27, 2014 (incorporated by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014)
10.17+

Form of Performance Stock Unit Award Agreement (Absolute Total Shareholder Return) under the 2021 Equity Participation Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024)

10.18+

Form of Performance Stock Unit Award Agreement (Relative Total Shareholder Return) under the 2021 Equity Participation Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024)

10.19+	The 2021 Equity Participation Plan of LTC Properties, Inc. (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-8 (File No. 333-256808))
10.20

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
Dated: February 24, 2026
	By:	/s/ CAROLINE CHIKHALE CAROLINE CHIKHALE Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/CLINT MALIN	Co-President and Co-Chief Executive Officer
CLINT MALIN	(Principal Executive Officer)	February 24, 2026

/s/ PAMELA J. KESSLER	Co-President and Co-Chief Executive Officer
PAMELA J. KESSLER	(Principal Executive Officer)	February 24, 2026

/s/ CAROLINE CHIKHALE CAROLINE CHIKHALE	Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)	February 24, 2026

/s/ WENDY L. SIMPSON WENDY L. SIMPSON	Executive Chairman and Director	February 24, 2026

/s/ BRADLEY J. PREBER	Director	February 24, 2026
BRADLEY J. PREBER

/s/ CORNELLIA CHENG CORNELLIA CHENG	Director	February 24, 2026

/s/ DAVID L. GRUBER	Director	February 24, 2026
DAVID L. GRUBER

/s/ JEFFREY C. HAWKEN	Director	February 24, 2026
JEFFERY C. HAWKEN

/s/ TIMOTHY J. TRICHE TIMOTHY J. TRICHE	Director	February 24, 2026