Form 10-Q
period 2026-03-31
LTC PROPERTIES INC
filed 2026-05-06
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Yes ☐ No ☑

The number of shares of common stock outstanding on April 29, 2026 was 51,181,456.

LTC PROPERTIES, INC.

FORM 10-Q

March 31, 2026

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share)

	March 31, 2026	December 31, 2025
	(unaudited)	(audited)
ASSETS
Investments:
Land	$137,170	$128,590
Buildings and improvements	1,584,390	1,482,075
Accumulated depreciation and amortization	(420,820)	(408,906)
Owned real properties, net	1,300,740	1,201,759
Financing receivables, net of credit loss reserve: 2026—$2,869; 2025—$3,631	283,988	359,457
Mortgage loans receivable, net of credit loss reserve: 2026—$3,928; 2025—$3,849	389,461	381,662
Real property investments, net	1,974,189	1,942,878
Notes receivable, net of credit loss reserve: 2026—$258; 2025—$259	25,558	25,615
Investments in unconsolidated joint ventures	12,558	12,524
Investments, net	2,012,305	1,981,017

Other assets:
Cash and cash equivalents	21,667	14,387
Debt issue costs related to revolving line of credit	4,424	4,742
Interest receivable	23,278	22,720
Straight-line rent receivable	17,615	17,949
Prepaid expenses and other assets	23,085	21,245
Total assets	$2,102,374	$2,062,060
LIABILITIES
Revolving line of credit	$282,963	$252,863
Term loans, net of debt issue costs: 2026—$1,685; 2025—$1,787	198,315	198,213
Senior unsecured notes, net of debt issue costs: 2026—$855; 2025—$895	386,145	391,105
Accrued interest	3,730	3,806
Accrued expenses and other liabilities	48,195	53,689
Total liabilities	919,348	899,676
EQUITY
Stockholders’ equity:
Common stock: $0.01 par value; 110,000 shares authorized; shares issued and outstanding: 2026—49,779; 2025—48,482	498	485
Capital in excess of par value	1,229,304	1,189,846
Cumulative net income	1,867,000	1,843,407
Accumulated other comprehensive income	1,556	482
Cumulative distributions	(1,988,407)	(1,959,236)
Total LTC Properties, Inc. stockholders’ equity	1,109,951	1,074,984
Non-controlling interests	73,075	87,400
Total equity	1,183,026	1,162,384
Total liabilities and equity	$2,102,374	$2,062,060

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share, unaudited)

	Three Months Ended
	March 31,
	2026	2025
Revenues:
Rental income	$26,339	$31,444
Resident fees and services	49,585	—
Interest income from financing receivables	8,255	7,002
Interest income from mortgage loans	10,229	9,179
Interest and other income	1,003	1,406
Total revenues	95,411	49,031
Expenses:
Interest expense	10,782	7,913
Depreciation and amortization	11,979	9,162
Seniors housing operating expenses	36,889	—
(Recovery) provision for credit losses	(684)	3,052
Transaction costs	688	441
Triple-net lease property tax expense	2,394	3,107
General and administrative expenses	8,582	6,971
Total expenses	70,630	30,646

Income before unconsolidated joint ventures, real estate dispositions and other items	24,781	18,385

(Loss) gain on sale of real estate, net	(10)	171
Income from unconsolidated joint ventures	295	3,665
Income tax provision	(110)	—
Net income	24,956	22,221
Income allocated to non-controlling interests	(1,363)	(1,541)
Net income attributable to LTC Properties, Inc.	23,593	20,680
Income allocated to participating securities	(156)	(163)
Net income available to common stockholders	$23,437	$20,517

Earnings per common share:
Basic	$0.48	$0.45
Diluted	$0.48	$0.45

Weighted average shares used to calculate earnings per common share:
Basic	48,543	45,333
Diluted	48,969	45,683

Dividends declared and paid per common share	$0.57	$0.57

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, unaudited)

	Three Months Ended
	March 31,
	2026	2025
Net income	$24,956	$22,221
Unrealized gain (loss) on cash flow hedges before reclassification	1,485	(138)
Gains reclassified from accumulated other comprehensive income to interest expense	(411)	(772)
Comprehensive income	26,030	21,311
Less: Comprehensive income allocated to non-controlling interests	(1,363)	(1,541)
Comprehensive income attributable to LTC Properties, Inc.	$24,667	$19,770

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(amounts in thousands)

			Capital in	Cumulative			Total	Non-
	Common Stock		Excess of	Net	Accumulated	Cumulative	Stockholder's	Controlling	Total
	Shares	Amount	Par Value	Income	OCI	Distributions	Equity	Interests	Equity
Balance—December 31, 2024	45,511	$455	$1,082,764	$1,725,435	$3,815	$(1,851,842)	$960,627	$92,378	$1,053,005
Issuance of common stock	238	2	8,409	—	—	—	8,411	—	8,411
Issuance of restricted stock	114	1	(1)	—	—	—	—	—	—
Common stock cash distributions ($0.57 per share)	—	—	—	—	—	(27,259)	(27,259)	—	(27,259)
Stock-based compensation expense	—	—	2,253	—	—	—	2,253	—	2,253
Net income	—	—	—	20,680	—	—	20,680	1,541	22,221
Vesting of performance-based stock units	163	2	(2)	—	—	—	—	—	—
Fair market valuation adjustment for interest rate swap	—	—	—	—	(910)	—	(910)	—	(910)
Cash paid for taxes in lieu of common shares	(138)	(1)	(4,771)	—	—	—	(4,772)	—	(4,772)
Acquisitions of non-controlling interest	—	—	2,883	—	—	—	2,883	(4,033)	(1,150)
Non-controlling interest distributions	—	—	—	—	—	—	—	(2,486)	(2,486)
Other	—	—	(11)	—	—	—	(11)	—	(11)
Balance—March 31, 2025	45,888	$459	$1,091,524	$1,746,115	$2,905	$(1,879,101)	$961,902	$87,400	$1,049,302

Balance—December 31, 2025	48,482	$485	$1,189,846	$1,843,407	$482	$(1,959,236)	$1,074,984	$87,400	$1,162,384
Issuance of common stock	1,146	11	43,283	—	—	—	43,294	—	43,294
Issuance of restricted stock	130	1	(1)	—	—	—	—	—	—
Common stock cash distributions ($0.57 per share)	—	—	—	—	—	(29,171)	(29,171)	—	(29,171)
Stock-based compensation expense	—	—	2,064	—	—	—	2,064	—	2,064
Net income	—	—	—	23,593	—	—	23,593	1,363	24,956
Vesting of performance-based stock units	171	2	(2)	—	—	—	—	—	—
Fair market valuation adjustment for interest rate swap	—	—	—	—	1,074	—	1,074	—	1,074
Cash paid for taxes in lieu of common shares	(150)	(1)	(5,874)	—	—	—	(5,875)	—	(5,875)
Non-controlling interest distributions	—	—	—	—	—	—	—	(15,688)	(15,688)
Other	—	—	(12)	—	—	—	(12)	—	(12)
Balance—March 31, 2026	49,779	$498	$1,229,304	$1,867,000	$1,556	$(1,988,407)	$1,109,951	$73,075	$1,183,026

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES:
Net income	$24,956	$22,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,979	9,162
Stock-based compensation expense	2,064	2,253
Loss (gain) on sale of real estate, net	10	(171)
Income tax provision	110	—
Income from unconsolidated joint ventures	(295)	(3,665)
Income distributions from unconsolidated joint ventures	295	3,699
Straight-line rental adjustment	334	578
Adjustment for collectability of straight-line rental income	—	243
Adjustment for collectability of lease incentives	—	249
Amortization of lease incentives	131	199
(Recovery) provision for credit losses	(684)	3,052
Amortization of debt issue costs	501	271
Other non-cash items, net	2	24
Change in operating assets and liabilities
Increase in interest receivable	(1,921)	(2,951)
Decrease in accrued interest payable	(76)	(170)
Net change in other assets and liabilities	(6,643)	(5,423)
Net cash provided by operating activities	30,763	29,571
INVESTING ACTIVITIES:
Investment in real estate properties	(108,153)	—
Investment in real estate capital improvements	(2,665)	(1,326)
Proceeds from sale of real estate, net	(10)	1,512
Investment in financing receivables	(314)	—
Proceeds from the sale of properties accounted for as a financing receivable	62,220	—
Investment in real estate mortgage loans receivable	(8,005)	(1,919)
Principal payments received on mortgage loans receivable	125	124
Investments in unconsolidated joint ventures	(34)	—
Proceeds from liquidation of investments in unconsolidated joint ventures	—	13,000
Principal payments received on notes receivable	58	238
Net cash (used in) provided by investing activities	(56,778)	11,629
FINANCING ACTIVITIES:
Net borrowings under revolving line of credit	30,100	4,500
Repayment of debt	(5,000)	(7,000)
Proceeds from common stock issued	43,412	8,485
Payments of common share issuance costs	(118)	(74)
Distributions paid to stockholders	(29,171)	(27,259)
Acquisition of and distributions paid to non-controlling interests	—	(1,188)
Financing costs paid	(41)	—
Cash paid for taxes in lieu of shares upon vesting of restricted stock	(5,875)	(4,772)
Other	(12)	(11)
Net cash provided by (used in) financing activities	33,295	(27,319)
Increase in cash and cash equivalents	7,280	13,881
Cash and cash equivalents, beginning of period	14,387	9,414
Cash and cash equivalents, end of period	$21,667	$23,295
Supplemental disclosure of cash flow information:
Interest paid	$10,357	$7,812
Non-cash investing and financing transactions:
Write-off of notes receivable	$—	$(2,693)
Increase (decrease) in fair value of interest rate swap agreements	$1,074	$(910)
Distributions paid to non-controlling interests	$(1,363)	$(2,448)
Transfer of joint venture partner's non-controlling interest to LTC	$—	$2,883
Distributions to non-controlling interests related to sale of properties accounted for as a financing receivable	$(14,325)	$—

See accompanying notes.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of Business

The Company

LTC Properties, Inc. (“LTC” or the “Company”), a health care real estate investment trust (“REIT”), was incorporated on May 12, 1992 in the State of Maryland and commenced operations on August 25, 1992. We invest primarily in seniors housing and health care properties primarily through our owned seniors housing operating portfolio (“SHOP”), triple-net leases and joint ventures. Our primary objectives are to create, sustain and enhance stockholder equity value and provide current income for distribution to stockholders through real estate investments in seniors housing and health care properties managed by experienced operators.

Investment Portfolio

Our goal is to invest in properties that provide an opportunity for additional value and current returns to our stockholders and diversify our investment portfolio by geographic location and operator.

As of March 31, 2026, our total gross investment portfolio included owned real properties subject to non-cancellable triple-net leases (“NNN” or “Triple-Net Portfolio”) (41.8%), SHOP (28.8%), properties we own accounted for as financing receivables (11.8%), mortgage loans receivable secured by first mortgages (16.1%), notes receivable (1.0%) and unconsolidated joint ventures (0.5%).

Property Types

Our seniors housing and health care property classifications include skilled nursing centers (“SNF”), independent living communities (“ILF”), assisted living communities (“ALF”), memory care communities (“MC”) and combinations thereof. Independent living communities, assisted living communities, memory care communities and combinations thereof are included in the seniors housing communities classification (“SH”). We also have investments in other (“OTH”) types of properties, such as land parcels, projects under development (“UDP”) and a behavioral health care hospital. Any reference to the number or type of properties or facilities, number of units, number of beds, number of operators and yield on investments in real estate are unaudited and outside the scope of our independent registered public accounting firm’s review of our consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board.

2.	Basis of Presentation and Accounting Policies

Basis of Presentation

We have prepared consolidated financial statements included herein without audit and in the opinion of management have included all adjustments necessary for a fair presentation of the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to rules and regulations governing the presentation of interim financial statements. The results of operations for the three months ended March 31, 2026 and 2025 are not necessarily indicative of the results for a full year.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of our company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

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

Segments

During the second quarter of 2025, we began utilizing the structure authorized by the REIT Investment Diversification and Empowerment Act of 2007 (Commonly referred to as “RIDEA”) as permitted by the Housing and Economic Recovery Act of 2008. Under RIDEA, REITs are permitted to participate directly in the cash flow of qualified healthcare properties (compared to receiving solely contractual rental income). Accordingly, effective in the second quarter of 2025, we conduct and manage our business as two operating segments, for reporting and decision-making purposes: i) real estate investments segment (“Real Estate Investments Segment”) which consists of our Triple-Net Portfolio, financing receivables, mortgage loans, notes receivable and unconsolidated joint ventures and ii) SHOP segment. See Note 17-Segment Information for more information.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

3.	Owned Real Properties

Our owned real properties include 96 properties within our Triple-Net Portfolio leased to 18 different operators and 30 properties within our SHOP segment managed on our behalf by eight independent operators under separate management agreements. The following tables summarize our investments in owned properties at March 31, 2026 (dollar amounts in thousands):

	NNN			SHOP			Total
		Percentage	Number		Percentage	Number		Percentage	Number
	Gross	of	of	Gross	of	of	Gross	of	of
Type of Property	Investment	Investment	Properties (1)	Investment	Investment	Properties (1)	Investment	Investment	Properties (1)
Seniors Housing	$479,641	27.9%	52	$701,612	40.7%	30	$1,181,253	68.6%	82
Skilled Nursing	528,302	30.7%	43	—	—%	—	528,302	30.7%	43
Other (2)	12,005	0.7%	1	—	—%	—	12,005	0.7%	1
Total	$1,019,948	59.3%	96	$701,612	40.7%	30	$1,721,560	100.0%	126

				Average
		Number of		Investment
	Gross	SNF	SH	per
Type of Property	Investment	Beds	Units	Bed/Unit
Seniors Housing-NNN	$479,641	—	3,130	$153.24
Seniors Housing-SHOP	701,612	—	2,555	$274.60
Seniors Housing	1,181,253	—	5,685	$207.78
Skilled Nursing	528,302	5,217	236	$96.88
Other (2)	12,005	118	—	n/a
Total	$1,721,560	5,335	5,921
(1)	We own properties in 23 states.

(2)	Includes three parcels of land held-for-use, and one behavioral health care hospital.

Owned Real Properties–SHOP

During the second quarter of 2025, we began utilizing the RIDEA structure and established a SHOP segment. Following the establishment of our SHOP segment, during the second through fourth quarter of 2025, we acquired 11 seniors housing communities within the SHOP segment. Additionally, we terminated triple-net master leases with three operators and converted 15 seniors housing communities covered under the master leases into our SHOP segment. Upon conversion into the SHOP segment, two of these communities are operating and accounted for as one community.

During the three months ended March 31, 2026, we continued to expand our SHOP segment. Accordingly, we terminated an additional triple-net master lease and converted the two seniors housing communities covered under the master lease into our SHOP segment. Upon conversion, we entered into a management agreement with an operator new to us. The communities are located in Texas with a total of 88-units and an aggregate gross book value of $26,285,000. Additionally, we acquired a portfolio of three seniors housing communities in Georgia. See Acquisitions below for more information. As of March 31, 2026, our SHOP segment represented 28.8% of our gross portfolio investments and comprised of 30 seniors housing communities that are managed on our behalf by eight independent operators pursuant to separate management agreements.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table presents information related to our SHOP segment as of March 31, 2026 (dollar amounts in thousands):

					Average
			Number	Number	Investment
	Gross		of	of	per
State	Investment		Properties	Beds/Units	Unit
Wisconsin	$248,549		7	742	$334.97
Georgia	131,630		4	482	$273.09
Illinois	58,331		4	264	$220.95
California	49,007		2	133	$368.47
Colorado	41,847		4	228	$183.54
Kentucky	39,778		2	158	$251.76
Oregon	33,203		1	186	$178.51
Tennessee	31,399		1	100	$313.99
Kansas	26,439		2	114	$231.92
Texas	26,285		2	88	$298.69
Ohio	15,144		1	60	$252.40
Total	$701,612	(1)	30	2,555	$274.60
(1)	Subsequent to March 31, 2026, we acquired a community within our SHOP segment for $9,205. The community is located in Illinois with a total of 61 units. In conjunction with the acquisition, we entered into a management agreement with an operator new to us. Additionally, we terminated a triple-net master lease and converted two seniors housing communities covered under the master lease to our SHOP segment. Upon conversion, we entered into a management agreement with another operator also new to us. The communities are located in Georgia and South Carolina with a total of 159 units and an aggregate gross book value of $32,361.

Acquisitions

The following table summarizes acquisitions within our SHOP segment during the three months ended March 31, 2026:

				Total		Number	Number
		Purchase	Transaction	Acquisition		of	of
State (1)	Type of Property	Price (1)	Costs	Costs (1)		Properties (1)	Beds/Units (1)
Georgia (2)	SH	$108,000	$129	$108,129	(3)	3	394
(1)	Subsequent to March 31, 2026, we acquired a 61-unit seniors housing community within our SHOP segment in Illinois for $9,205. In conjunction with the acquisition, we entered into a management agreement with an operator new to us.

(2)	In conjunction with this acquisition, we entered into a management agreement with another operator new to us.

(3)	Excludes $100 of additional costs incurred related to 2025 acquisitions. Additionally, at acquisition, we received property tax proration credits of $76.

The total acquisition costs allocated to SHOP assets acquired were as follows:

Amount
Land	$8,576
Buildings and improvements	99,553
Total acquisition costs	$108,129

Capital Improvement Projects

During the three months ended March 31, 2026, we funded capital improvement projects of $2,012,000 within our SHOP segment.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Owned Real Properties–Triple-Net Portfolio

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

Lease Extensions

Many of the triple-net leases contain renewal options that, if exercised, could result in the amount of rent payable upon renewal being greater than that currently being paid. The following table provides information related to our triple-net lease extensions during the three months ended March 31, 2026 and 2025 (dollar amounts in thousands):

			Number	Number
		Gross	of	of		Original		Extended
Year	Type of Property	Investment	Properties	Beds/Units	State	Maturity		Maturity
2026	SH	$9,052	4	155	OK	October 31, 2026		October 31, 2030

2025	SNF	$5,275	2	141	TN	December 31, 2025	(1)	December 31, 2026
(1)	During the third quarter of 2025, the operator provided an election notice to exercise its purchase option. See Purchase Options below for more information.

Lease Terminations

During the three months ended March 31, 2026, we terminated a triple-net master lease and converted two seniors housing communities covered under the master lease into our SHOP segment. Upon conversion, we entered into a management agreement with an operator new to us. The communities are located in Texas with a total of 88 units and an aggregate gross book value of $26,285,000.

Subsequent to March 31, 2026, we terminated an additional triple-net master lease and converted two seniors housing communities covered under the master lease into our SHOP segment. Upon conversion, we entered into a management agreement with another operator also new to us. The communities are located in Georgia and South Carolina with a total of 159 units and an aggregate gross book value of $32,361,000.

During the three months ended March 31, 2025, we terminated two existing leases with the same operator, and combined them into a single master lease. The new master lease had a five-year term with one 1-year extension option and four 5-year extension options. In connection with the termination of these leases, we wrote-off straight-line rent receivable and lease incentive balances of $243,000 and $249,000, respectively. During the fourth quarter of 2025, we terminated the new master lease and converted the communities covered under the master lease into our SHOP segment.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Components of Rental Income

The following table summarizes components of our rental income for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended
	March 31,
Rental Income	2026		2025
Contractual cash rental income	$24,536	(1)	$29,623	(1)
Variable cash rental income (2)	2,268		3,090
Straight-line rent adjustment	(334)		(578)
Adjustment of lease incentives and rental income	—		(492)	(3)
Amortization of lease incentives	(131)		(199)
Total	$26,339		$31,444
(1)	Decreased primarily due to the conversion of communities from NNN to the SHOP segment and lower rent from property sales, partially offset by rent increases from fair-market rent resets, escalations and capital improvements.

(2)	The variable cash rental income for the three months ended March 31, 2026 and 2025 includes reimbursement of real estate taxes by our lessees. Decreased due to the conversion of communities from NNN to SHOP and property sales.

(3)	In connection with the termination of two existing leases with the same operator, and combining them into a single master lease, we wrote-off a straight-line rent receivable of $243 and a lease incentive balance of $249.

We monitor the collectability of our receivable balances, including deferred rent receivable balances, on an ongoing basis. For leases where we have concluded it is not probable that we will collect substantially all the lease payments under those leases, recognition of rental income is limited to the lesser of the amount of cash collected or rental income reflected on a straight-line basis. We write-off uncollectible operator receivable balances, including straight-line rent receivable and lease incentives balances, as a reduction to rental income in the period such balances are no longer probable of being collected. During the three months ended March 31, 2026, we did not record any write-offs of straight-line rent receivable or lease incentive balances. During the three months ended March 31, 2025, we wrote-off straight-line rent receivable and lease incentive balances of $243,000 and $249,000, respectively, in connection with the termination of two existing leases with the same operator, and combining them into a master lease as discussed above.

We continue to take into account the current financial conditions of our operators, in our estimation of uncollectible accounts and deferred rents receivable and closely monitor the collectability of such rents, adjusting future estimates as necessary.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Purchase Options

Some of our triple-net lease agreements provide purchase options allowing the lessees to purchase the properties they currently lease from us. The following table summarizes information about purchase options included in our lease agreements as of March 31, 2026 (dollar amounts in thousands):

			Type	Number
Option			of	of		Gross		Net Book
Window		State	Property	Properties		Investments (1)		Value
2026		South Carolina	SH	1		$11,719		$7,319
2027-2029		Oklahoma	SH	4		9,052		2,938
2027-2029	(2)	Texas	SNF	4		52,726		47,220
2029		Colorado/Kansas/Ohio/Texas	SH	17		65,599		27,980
2029		North Carolina	SH	5		15,239		6,720
		Total		31	(3)	$154,335	(3)	$92,177	(3)
(1)	Gross investments include previously recorded impairment losses, if any.

(2)	The operator may elect to either receive an earn-out payment or exercise its purchase option. If neither option is elected within the timeframe defined in the lease, both elections are terminated. For more information regarding the earn-out see Note 14. Commitments and Contingencies.

(3)	Excludes a purchase option with an expiration date of December 31, 2025. The operator provided notice of the election to exercise the purchase option during the third quarter of 2025. Subsequent to March 31, 2026, we entered into a purchase and sale agreement with the operator. The purchase option relates to a master lease covering two SNFs in Tennessee with a total of 141 beds and an aggregate gross book value of $5,275. As of March 31, 2026, we do not believe these centers meet the criteria to be classified as held-for-sale.

See Note-4 Financing Receivables for purchase options included in our financing receivable agreements.

Improvement Projects

During the three months ended March 31, 2026 and 2025, we invested in the following capital improvement projects within our Triple-Net Portfolio (dollar amounts in thousands):

	Three Months Ended March 31,
Type of Property	2026	2025
Seniors Housing Communities	$273	$966
Skilled Nursing Centers	380	360
Total	$653	$1,326

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Properties Sold

During the three months ended March 31, 2026 and 2025, we recognized a net loss on sale of real estate of $10,000 and a net gain on sale of real estate of $171,000, respectively. The following table summarizes property sales during the three months ended March 31, 2026 and 2025 (dollar amounts in thousands):

		Type	Number	Number
		of	of	of	Sales	Carrying	Net
Year	State	Properties	Properties	Beds/Units	Price	Value	(Loss) Gain (1)
2026	n/a	n/a	—	—	$—	$—	$(10)	(2)

2025	Ohio	SH	1	39	1,000	670	267
	Oklahoma	SH	1	29	670	670	(96)
Total			2	68	$1,670	$1,340	$171

(

(1)	Calculation of net (loss) gain includes cost of sales and write-off of straight-line receivable and lease incentives, when applicable.

(2)	We recognized a loss due to additional costs incurred related to properties sold during 2025.
4.	Financing Receivables

We have entered into joint venture (“JV”) agreements and contributed into these JVs for the purchase of properties through sale and leaseback transactions. Concurrently, each of these JVs leased the purchased properties back to an affiliate of the seller and provided the seller-lessee with purchase options. Accordingly, these sale and leaseback transactions meet the accounting criteria to be presented as financing receivables. Furthermore, we determined that we exercise power over and receive benefits from each of these joint ventures. Therefore, we consolidated the joint ventures as Financing Receivables on our Consolidated Balance Sheets and recorded the rental revenue from these joint ventures as Interest income from financing receivables on our Consolidated Statements of Income.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following tables provide information regarding our investments in financing receivables at March 31, 2026 (dollar amounts in thousands):

							Type	Number	Number	Purchase	Investment
Interest		Investment	Lease		Gross	LTC	of	of	of	Option	per
Rate		Year	Maturity	State	Investments	Investment	Properties	Properties	Beds/Units	Window	Bed/Unit
7.50%	(1)	2023	2033	NC	$123,397	$120,481	SH	11	523	2025-2029	$235.94
7.25%	(2)	2024	2034	NC/SC	122,460	64,450	SH	13	523	2024-2028	$234.15
7.25%	(2)	2024	2034	NC	41,000	37,985	SH	4	217	2024-2028	$188.94
Total					$286,857	$222,916		28	1,263
(1)	The seller-lessee has the option to buy the properties in multiple tranches and in serial closings approved by LTC with an exit IRR of 9.0% on any portion of the properties being purchased.

(2)	The seller-lessee has a purchase option exercisable with an exit IRR of 8.0%.

The following table summarizes our financing receivable activity for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026		2025
Investment and funding under financing receivables	$314		$—
Sale of properties accounted for as a financing receivable	(62,220)	(1)	—
Distribution paid to non-controlling interest related to sale of properties accounted for as a financing receivable	(14,325)	(1)	—
Amortization of capital costs	—		(22)
Recovery of credit losses	762		—
Net decrease in financing receivables	$(75,469)		$(22)
(1)	During 2022, we entered into a JV that purchased three skilled nursing centers with a total of 299 beds located in Florida. The JV leased the centers back to an affiliate of the seller and provided the seller-lessee with a purchase option. Our JV partner contributed $14,325 of equity into the joint venture. Accordingly, we consolidated the joint venture as Financing receivable and recorded the JV partner contribution as Non-controlling interest on our Consolidated Balance Sheets. During the three months ended March 31, 2026, the lessee exercised its purchase option to acquire the skilled nursing centers underlying the joint venture. In conjunction with this transaction, we received exit IRR income of $1,812. Additionally, we wrote-off $198 effective interest receivable previously recognized over the term of the financing receivable through payoff.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

5.	Mortgage Loans Receivable

The following table sets forth information regarding our investments in mortgage loans secured by first mortgages at March 31, 2026 (dollar amounts in thousands):

						Type	Percentage	Number of				Investment
				Gross		of	of			SNF	SH	per
Interest Rate		Maturity	State	Investment		Property	Investment	Loans (1)	Properties (1)	Beds	Units	Bed/Unit
11.3%	(2)	2043	MI	$179,882		SNF	45.7%	1	14	1,749	—	$102.85
8.3%		2030	CA	56,379		SH	14.3%	1	2	—	171	$329.70
8.5%		2030	FL	40,350		SH	10.3%	1	1	—	250	$161.40
10.3%	(3)	2045	MI	39,550		SNF	10.1%	1	4	480	—	$82.40
10.5%	(3)	2045	MI	19,650		SNF	5.0%	1	2	201	—	$97.76
8.8%		2026	MI	17,743		SH	4.5%	1	1	—	85	$208.74
11.0%	(3)	2045	MI	14,775		SNF	3.8%	1	1	146	—	$101.20
7.3%		2026	NC	10,750		SH	2.7%	1	1	—	45	$238.89
9.0%	(4)	2030	IL	14,310		UDP	3.6%	1	—	—	—	$—
Total				$393,389	(1)		100.0%	9	26	2,576	551	$125.80
(1)	Our mortgage loans are secured by properties located in five states with six borrowers. Additionally, some loans contain certain guarantees and/or provide for certain facility fees. Gross investment shown above excludes the impact of credit loss reserve.

(2)	During 2025, we modified the mortgage loan with Prestige, the borrower, to increase the current interest paid by the borrower from 8.5% to the full contractual interest rate of 11.14%, escalating annually. The modification was effective July 1, 2025. Additionally, the modification provides Prestige an option to prepay their mortgage loan at par without penalty within a 12-month window beginning in July 2026. Under the modification, Prestige agreed to provide us with at least a 90-day notice of its intention to exercise the option, and the ability for Prestige to exercise the pre-payment option is contingent on several factors including Prestige being current and in good standing on all its mortgage loans with LTC and obtaining replacement financing. In conjunction with the loan modification and the penalty-free early payoff option, during the third quarter of 2025, we wrote-off $41,455 of effective interest previously accrued related to this mortgage loan. During the three months ended March 31, 2026, Prestige provided notice of its intent to repay its $179,882 mortgage loan. Prestige is current on their contractual loan obligations through May 2026.

(3)	Mortgage loans provide for 2.25% annual increases in the interest rate after a certain time period.

(4)	During 2024, we committed to fund a $26,120 mortgage loan for the construction of a 116-unit SH located in Illinois. The borrower contributed $12,300 of equity which initially funded the construction. During the third quarter of 2025, we began funding the commitment. The loan bears interest at a current rate of 9.0% and an IRR of 9.5%.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table summarizes our mortgage loan activity for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026		2025
Originations and funding under mortgage loans receivable	$7,155	(1)	$1,919	(2)
Application of interest reserve	850		—
Scheduled principal payments received	(125)		(124)
Mortgage loan premium amortization	(2)		(2)
Provision for credit losses	(79)		(18)
Net increase in mortgage loans receivable	$7,799		$1,775
(1)	We funded the following:

(a)	$6,515 under a $26,120 mortgage loan commitment for the construction of a 116-unit SH located in Illinois. The borrower contributed $12,300 of equity which was used to initially fund the construction. During the third quarter of 2025, we began funding this commitment. Our remaining commitment is $11,811. The loan bears interest at a current rate of 9.0% and an IRR of 9.5%; and

(b)	$640 under a $19,500 mortgage loan commitment for the construction of an 85-unit SH in Michigan. The borrower contributed $12,100 equity upon origination, which was used to initially fund the construction. Our remaining commitment is $1,757. The 8.8% interest-only loan matures in September 2026 and includes two one-year extension, each of which is contingent on certain coverage thresholds.

(2)	We funded the following:

(a)	$1,919 under our $19,500 mortgage loan commitment. For an explanation of the terms and other relevant information related to this mortgage loan, see (1) (b) above.
6.	Investment in Unconsolidated Joint Ventures

We have an acquisition, development and construction (“ADC”) loan that meets the accounting criteria to be considered a variable interest entity (“VIE”). We are not the primary beneficiary of the VIE as we do not have both: 1) the power to direct the activities that most significantly affect the VIE’s economic performance, and 2) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. However, we do have significant influence over the VIE. Therefore, we have accounted for the investment as a joint venture using the equity method of accounting. The following table provides information regarding our unconsolidated joint venture investments at March 31, 2026 (dollar amounts in thousands):

	Type	Type		Total	Contractual	Number
	of	of		Preferred	Cash	of	Carrying
State	Property	Investment		Return	Portion	Beds	Value
Texas	SNF	Senior Loan	(1)	9.2%	9.2%	104	$12,558	(1)
(1)	Represents a $12,700 mortgage loan, which is comprised of $11,164 funded at origination during the three months ended June 30, 2024, an interest reserve of $750 and a capital expenditure reserve of $786. In accordance with GAAP, this mortgage loan was determined to be an ADC loan and is accounted for as an unconsolidated JV. The five-year mortgage loan is interest-only at a current rate of 9.15%. During the three months ended March 31, 2026, the operator provided notice of its intent to pay off this mortgage loan. Subsequent to March 31, 2026, the mortgage loan was paid off.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Additionally, we had two preferred equity investments that also met the accounting criteria to be considered a VIE based on the same factors discussed above for the ADC loan. During 2025, both preferred equity investments were redeemed. The following table summarizes income recognized, and cash interest received related to our investments in unconsolidated joint ventures during the three months ended March 31, 2026 and 2025 (in thousands):

	Type
	of	Income		Cash Income		Non-cash
Year	Properties	Recognized		Earned		Income Accrued
2026	SNF	$295		$295		$—

2025	SNF	$294		$294		$—
	SH (1)	145	(1)	145	(1)	—
	SH (2)	3,226	(2)	3,172	(2)	54
Total		$3,665		$3,611		$54
(1)	During the fourth quarter of 2025, our preferred equity investment in the JV that owns a 109-unit SH in Washington was redeemed for $8,140, which included a 12.0% exit IRR of $1,800.

(2)	During the first quarter of 2025, our preferred equity investment in the JV that owns a 267-unit SH in Washington was redeemed for $15,962, which included a 13% exit IRR of $2,962.
7.	Notes Receivable

Notes receivable consist of working capital loans and a mezzanine loan. The following table summarizes our investments in notes receivable at March 31, 2026 (dollar amounts in thousands):

Interest			Type of	Gross			Type of
Rate	IRR	Maturity	Loan	Investment		# of loans	Property
9.0%	—	2026	Working capital	$25		1	SH
8.0%	11.0%	2027	Mezzanine	25,000		1	SH
0.0%	—	2028	Working capital	791		1	SNF
Total				$25,816	(1)	3
(1)	Excludes the impact of credit loss reserve.

The following table is a summary of our notes receivable components as of March 31, 2026 and December 31, 2025 (in thousands):

	At March 31, 2026	At December 31, 2025
Mezzanine loans	$25,000	$25,000
Working capital loans	816	874
Notes receivable credit loss reserve	(258)	(259)
Total notes receivable, net of credit loss reserve	$25,558	$25,615

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table summarizes our notes receivable activity for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Principal payments received under notes receivable	$(58)	$(238)
Write-off of notes receivable	—	(2,693)	(1)
Recovery of credit losses	1	29
Net decrease in notes receivable	$(57)	$(2,902)
(1)	Represents the write-off of Anthem Memory Care LLC (“Anthem”) working capital note in connection with the conversion of Anthem’s triple-net leases to SHOP.
8.	Credit Loss Reserve

We apply ASC Topic 326, Financial Instruments-Credit Losses (“ASC 326”), which requires a forward-looking “expected loss” model, to estimate our loan losses. We determined our Financing receivables, Mortgage loans receivable and Notes receivable line items on our Consolidated Balance Sheets are within the scope of ASC 326.

Financing receivables. We obtained controlling interests in JVs that acquired properties through sale and leaseback transactions. The JVs concurrently leased the purchased properties to affiliates of sellers and provided the sellers-lessees with purchase options. We consolidated the JVs as Financing receivables on our Consolidated Balance Sheets. For more information regarding these transactions See Note 4. Financing Receivables above. At March 31, 2026, we had investments in three JVs accounted for as financing receivables that owned 28 properties in two states. In addition to owning the properties through our controlling interests in the JVs, generally, these leases provide one or more of the following: security deposits, property tax impounds, repair and maintenance escrows and other credit enhancements such as corporate or personal guarantees or letters of credit.

Mortgage loans. As part of our strategy of making investments in properties used in the provision of long-term health care services, we provided mortgage loan financing on such properties. At March 31, 2026, we had nine mortgage loans secured by 26 properties in five states with six borrowers. In addition to a lien on the mortgaged properties, the loans are generally secured by non-real estate assets of the properties and contain certain other security provisions in the form of letters of credit and/or security deposits.

Notes receivable. Our notes receivable consist of working capital notes and a mezzanine loan. Security for these notes can include all or a portion of the following credit enhancements: secured second mortgage, pledge of equity interests and personal/corporate guarantees.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table summarizes our financial instruments within the scope of ASC 326 by year of origination (in thousands):

	Year of origination (1)						At March 31, 2026
Investment Type:	2026	2025	2024	2023	2022	Prior	Total	Credit loss reserve
Financing receivables	$—	$—	$163,460	$123,397	$—	$—	$286,857	$2,869

Mortgage loans receivable	$—	$96,729	$14,310	$28,493	$—	$253,857	$393,389	$3,928

Mezzanine loans	$—	$—	$—	$—	$25,000	$—	$25,000	$250
Working Capital loans	—	—	25	—	—	791	816	8
Total Notes Receivable	$—	$—	$25	$—	$25,000	$791	$25,816	$258
(1)	Excludes paid-off loans. Additional funding, if any, is included in the year of the origination of the initial loan.

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

The expected credit losses related to our financial instruments that are within the scope of ASC 326 are as follows (in thousands):

		Recovery		Provision
	Balance	due to		due to	Balance
	at	Payoffs/		Originations/	at
Description	12/31/2025	Write-offs		additional funding	3/31/2026
Credit Loss Reserve – Financing Receivables	$3,631	$(765)	(1)	$3	$2,869
Credit Loss Reserve – Mortgage Loans Receivable	3,849	—		79	3,928
Credit Loss Reserve – Notes Receivable	259	(1)		—	258
(1)	Relates to the recovery of a credit loss reserve on a financing receivable as a result of the lessee’s exercise of sale of the underlying properties to the lessee during the three months ended March 31, 2026.

We elected not to measure an allowance for expected credit losses on accrued interest receivable under the expected credit loss standard as we have a policy in place to reserve or write off accrued interest receivable in a timely manner through our quarterly review of the loan and property performance. Therefore, we elected the policy to write off accrued interest receivable by recognizing credit loss expense. As of March 31, 2026, the total balance of accrued interest receivable of $23,278,000 was not included in the measurement of expected credit loss. During the three months ended March 31, 2026, we wrote-off effective interest receivable of $198,000 previously recognized over the term of a financing receivable upon the sale of the underlying properties to the lessee. During the three months ended March 31, 2025, we wrote-off Anthem’s interest receivable of $371,000 in connection with the conversion of Anthem’s triple-net leases to SHOP as explained in Note 3. Owned Real Properties.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

9.	Prepaid Expenses and Other Assets

The following is a summary of our prepaid expenses and other assets at March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Intangible assets, net of accumulated amortization: 2026— $1,962; 2025— $1,789	$6,347	$6,520
SHOP accounts receivable, net of credit loss reserve: 2026— $391; 2025— $304	4,404	3,130
SHOP prepaid expenses and other assets	3,413	2,399
Right of use asset, net	2,498	2,580
Lease incentives	2,394	2,525
Real estate investments, prepaid expenses and other assets	2,473	3,609
Interest rate swap asset	1,556	482
Total	$23,085	$21,245

10.	Intangible Assets

We make estimates in allocating the purchase price of acquisitions to the various components of the acquisition based on the fair value of each component. For certain acquisitions, such components include in-place leases and other intangible assets. In the case of the value of in-place leases, we make estimates based on the evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during the hypothetical expected lease-up periods, market conditions and costs to execute similar leases. The following is a summary of the carrying amount of intangible assets as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026					December 31, 2025
			Accumulated					Accumulated
Assets	Cost		Amortization		Net	Cost		Amortization		Net
In-place leases	$28,602	(1)	$(8,849)	(2)	$19,753	$24,098	(1)	$(7,772)	(2)	$16,326
Tax abatement intangible	$8,309	(3)	$(1,962)	(3)	$6,347	$8,309	(3)	$(1,789)	(3)	$6,520
(1)	Included in the Buildings and improvements line item in our Consolidated Balance Sheets. Increase relates to acquisition of a portfolio of three seniors housing communities during 2026 within our SHOP segment. See Note 3. Owned Real Properties for more information regarding our SHOP segment acquisitions.

(2)	Included in the Accumulated depreciation and amortization line item in our Consolidated Balance Sheets.

(3)	Included in the Prepaid expenses and other assets line item in our Consolidated Balance Sheets.

The following table provides future amortization expenses related to the intangible assets at March 31, 2026 (in thousands):

		April-December
	Total	2026	2027	2028	2029	2030	2031	Thereafter
In-place leases (1)	$19,753	$3,198	$4,152	$3,819	$3,487	$2,944	$921	$1,232
Tax abatement intangible (2)	6,347	519	692	692	692	692	692	2,368
	$26,100	$3,717	$4,844	$4,511	$4,179	$3,636	$1,613	$3,600
(1)	Recorded as amortization expense included in the Depreciation and amortization line item on our Consolidated Statements of Income.

(2)	Recorded as Triple-net lease property tax expense on our Consolidated Statements of Income.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

11.	Debt Obligations

Unsecured Credit Facility. We had an unsecured credit agreement (the “Original Credit Agreement”) that provided for an aggregate commitment of the lenders of up to $525,000,000 comprising of a $425,000,000 revolving credit facility and two $50,000,000 term loans with maturities of November 19, 2025 and November 19, 2026 (the “Original Term Loans”). The Original Credit Agreement had a maturity date of November 19, 2026 and permitted us to request increases to the revolving credit facility and term loans commitments up to a total of $1,000,000 (the “Original Accordion”).

During the third quarter of 2025, we entered into a new four-year unsecured credit agreement (the “Credit Agreement”) maturing in July 2029, to replace the Original Credit Agreement. The Credit Agreement increased the aggregate commitment on our revolving line of credit from $425,000,000 to $600,000,000 (the “Revolving Line of Credit”), provides for the opportunity to increase the total commitment to an aggregate $1,200,000,000 (the “Accordion”) and allows for a one-year extension option, subject to customary conditions. Material terms of the Credit Agreement remain unchanged. In connection with the Credit Agreement, the Original Term Loans were rolled into the Revolving Line of Credit. During the fourth quarter of 2025, we amended our Credit Agreement to increase the aggregate commitment of the lenders by $200,000,000 to a total of $800,000,000 through the exercise of the Accordion and established term loans totaling $200,000,000 (the “Term Loans”). The Term Loans consist of $50,000,000, $55,000,000, $55,000,000 and $40,000,000 borrowings, with contractual maturities of three, four, five and seven years, respectively.

Based on our leverage at March 31, 2026, the facility provides for interest annually at SOFR plus 110 basis points and a facility fee of 15 basis points.

Interest Rate Swap Agreements. In connection with entering into the Original Term Loans described above, we entered into two receive variable/pay fixed interest rate swap agreements with maturities of November 19, 2025 and November 19, 2026, respectively, that effectively locked in the forecasted interest payments on the Original Term Loans’ borrowings over their four and five year terms of the loans. Additionally, during the fourth quarter of 2025, we entered into interest rate swaps with maturities of three, four, five and seven years, respectively (the “Interest Rate Swaps”) to effectively lock-in the forecasted interest payments on the Term Loans. The Interest Rate Swaps are considered cash flow hedges and are recorded on our Consolidated Balance Sheets at fair value in Prepaid expenses and other assets, with cumulative changes in the fair value of these instruments recognized in Accumulated other comprehensive income (loss) on our Consolidated Balance Sheets. During the three months ended March 31, 2026 and 2025, we recorded an increase of $1,074,000 and a decrease of $910,000 to the fair value of Interest Rate Swaps, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Information regarding our Interest Rate Swaps measured at fair value, which are classified as Level 2 of the fair value hierarchy, is presented below (dollar amounts in thousands):

				Notional		Fair Value at
Date Entered	Maturity Date	Swap Rate	Rate Index	Amount		March 31, 2026	December 31, 2025
November 2021	November 19, 2026	2.46%	1-month SOFR	$50,000	(1)	$755	$938
December 2025	December 12, 2028	4.61%	SOFR with 5-day lookback	25,000		103	(52)
December 2025	December 12, 2028	4.61%	SOFR with 5-day lookback	25,000		106	(55)
December 2025	December 12, 2029	4.65%	SOFR with 5-day lookback	55,000		214	(136)
December 2025	December 12, 2030	4.68%	SOFR with 5-day lookback	30,000		145	(45)
December 2025	December 12, 2030	4.72%	SOFR with 5-day lookback	25,000		85	(74)
December 2025	December 12, 2032	5.21%	SOFR with 5-day lookback	27,500		121	(45)
December 2025	December 12, 2032	5.25%	SOFR with 5-day lookback	12,500		27	(49)
				$250,000		$1,556	$482
(1)	During the third quarter of 2025, the interest rate swap was rolled into the Revolving Line of Credit.

Senior Unsecured Notes. We have senior unsecured notes held by institutional investors with interest rates ranging from 3.66% to 4.50%. The senior unsecured notes mature between 2026 and 2033.

The senior unsecured notes and the Credit Agreement contain financial covenants, which are measured quarterly, that require us to maintain, among other things:

●	a ratio of total indebtedness to total asset value not greater than 0.6 to 1.0;

●	a ratio of secured debt to total asset value not greater than 0.35 to 1.0;

●	a ratio of unsecured debt to the value of the unencumbered asset value not greater than 0.6 to 1.0; and
●	a ratio of EBITDA, as calculated in the debt obligation, to fixed charges not less than 1.50 to 1.0.

At March 31, 2026, we were in compliance with all applicable financial covenants. These debt obligations also contain additional customary covenants and events of default that are subject to a number of important and significant limitations, qualifications and exceptions.

The following table sets forth information regarding debt obligations by component as of March 31, 2026 and December 31, 2025 (dollar amounts in thousands):

		At March 31, 2026		At December 31, 2025
	Applicable		Available		Available
	Interest	Outstanding	for	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing	Balance	Borrowing
Revolving line of credit (2)	4.39%	$282,963	$317,037	$252,863	$347,137
Term loans, net of debt issue costs	4.87%	198,315	—	198,213	—
Senior unsecured notes, net of debt issue costs	4.11%	386,145	—	391,105	—
Total	4.38%	$867,423	$317,037	$842,181	$347,137
(1)	Represents weighted average interest rate as of March 31, 2026.

(2)	Subsequent to March 31, 2026, we repaid $56,000 under our unsecured revolving line of credit. Accordingly, we have $226,963 outstanding and $373,037 available for borrowing under our unsecured revolving line of credit as of May 6, 2026.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the three months ended March 31, 2026 and 2025, our debt borrowings and repayments were as follows (in thousands):

	Three Months Ended March 31,
	2026			2025
Debt Obligations	Borrowings	Repayments		Borrowings	Repayments
Revolving line of credit	$119,000	$(88,900)	(1)	$15,000	$(10,500)
Senior unsecured notes	—	(5,000)		—	(7,000)
Total	$119,000	$(93,900)		$15,000	$(17,500)
(1)	Subsequent to March 31, 2026, we repaid $56,000 under our unsecured revolving line of credit. Accordingly, we have $226,963 outstanding and $373,037 available for borrowing under our unsecured revolving line of credit as of May 6, 2026.

12.	Accrued Expenses and Other Liabilities

The following is a summary of our accrued expenses and other liabilities at March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Impounds	$12,831	$14,627
SHOP liabilities	11,303	8,734
Property tax liability	6,955	7,125
Maintenance and repair reserves	5,865	6,152
Accounts payable and other accrued liabilities	3,843	7,584
Lease liabilities	2,498	2,580
SHOP deferred revenue	2,479	2,115
Deferred commitments	1,256	3,171
Security deposits	1,165	1,601
Total	$48,195	$53,689
10.

13.	Equity

Non-controlling Interests. We have entered into partnerships to develop and/or own real estate. Given that our limited members do not have substantive kick-out rights, liquidation rights, or participation rights, we have concluded that the partnerships are VIEs. As we exercise power over and receive benefits from the VIEs, we are considered the primary beneficiary. Accordingly, we consolidate the VIEs and record the non-controlling interests on our Consolidated Balance Sheets.

As of March 31, 2026, we have the following consolidated VIEs (in thousands):

				Gross
Investment		Property		Consolidated	Non-Controlling
Year	Purpose	Type	State	Assets (1)	Interests
2024	Own real estate	SH	NC/SC	$122,460	$58,010
2024	Own real estate	SH	NC	41,000	3,015
2023	Own real estate	SH	OH	54,942	9,134
2023	Own real estate	SH	NC	123,397	2,916
Total				$341,799	$73,075
(1)	Includes the total real estate investments and excludes intangible assets.

During the three months ended March 31, 2026, a lessee, which was also our joint venture partner in a VIE for which we were the primary beneficiary, exercised its purchase option and acquired three skilled nursing centers owned by the JV. The centers have a total of 299 beds and are located in Florida

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

with an aggregate gross book value of $76,545,000. Our JV partner’s non-controlling interest contribution was $14,325,000. As a result, this VIE is not listed in the table above.

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

During the three months ended March 31, 2026, we sold 1,145,565 shares of common stock for $43,412,000 in net proceeds under our Equity Distribution Agreement. In conjunction with the sale of common stock, we incurred $550,000 of costs associated with this agreement, which have been recorded in additional paid in capital as a reduction of proceeds received. At March 31, 2026, we had $244,548,000 available under the Equity Distribution Agreement. Subsequent to March 31, 2026, we sold 1,402,933 shares of common stock for $51,917,000 in net proceeds under our Equity Distribution Agreement. Accordingly, as of May 6, 2026, we have $192,353,000 available under the Equity Distribution Agreement.

During the three months ended March 31, 2025, we sold 238,100 shares of common stock for $8,485,000 in net proceeds under our Equity Distribution Agreement. In conjunction with the sale of common stock, we incurred $74,000 of costs associated with this agreement, which have been recorded in additional paid in capital as a reduction of proceeds received.

During the three months ended March 31, 2026 and 2025, we acquired 149,745 and 138,010, respectively, shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

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

Distributions. We declared and paid the following cash dividends (in thousands):

	Three Months Ended March 31,
	2026				2025
	Declared		Paid		Declared		Paid
Common Stock (1)	$29,171	(2)	$29,171	(2)	$27,259	(3)	$27,259	(3)
(1)	Represents $0.19 per share per month for the three months ended March 31, 2026 and 2025.

(2)	Includes $1,301 of distribution related to vesting of the performance-based stock units.

(3)	Includes $1,236 of distribution related to vesting of the performance-based stock units.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

In April 2026, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of April, May and June 2026, payable on April 30, May 29 and June 30, 2026, respectively, to stockholders of record on April 22, May 21, and June 22, 2026, respectively.

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

The following table summarizes our restricted stock activity for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	Shares		Weighted Average Price
	2026	2025	2026	2025
Outstanding, January 1	270,701	301,209	$33.75	$33.18
Granted	129,984	113,790	$38.92	$34.88
Vested	(125,176)	(136,292)	$33.98	$34.18
Outstanding, March 31	275,509	278,707	$36.09	$33.63

During the three months ended March 31, 2026 and 2025, 170,827 and 163,221 performance-based stock units vested, respectively.

During the three months ended March 31, 2026 and 2025, we granted restricted stock and performance-based stock units under the 2021 Plan as follows:

		Grant Date
		Fair Value
	No. of	per
Year	Shares/Units	Share	Reward Type	Vesting Period
2026	129,984	$38.92	Restricted stock	ratably over 3 years
	62,247	$36.63	Performance-based stock units	TSR targets (1)
	55,870	$40.81	Performance-based stock units	TSR targets (2)
	248,101

2025	113,790	$34.88	Restricted stock	ratably over 3 years
	52,666	$33.37	Performance-based stock units	TSR targets (1)
	48,535	$36.21	Performance-based stock units	TSR targets (2)
	214,991

(1)	Vesting is based on achieving certain total shareholder return (“TSR”) targets in three years.

(2)	Vesting is based on achieving certain TSR targets relative to the TSR of a predefined peer group in three years.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Compensation expense recognized related to the vesting of restricted common stock and performance-based stock units for the three months ended March 31, 2026 and 2025 was $2,064,000 and $2,253,000, respectively. Accordingly, the remaining compensation expense to be recognized related to the future service period of unvested outstanding restricted common stock and performance-based stock units are as follows (in thousands):

Remaining
Compensation
Vesting Date	Expense
April-December 2026	$6,495
2027	6,105
2028	3,529
2029	534
Total	$16,663

14.	Commitments and Contingencies

At March 31, 2026, we had commitments as follows (in thousands):

				Total
	Investment		2026	Commitment	Remaining
	Commitment		Funding	Funded	Commitment
Triple-Net Portfolio	$2,919	(1)	$—	$2,239	$680
SHOP	9,545		1,493	1,493	8,052
Subtotal: owned real properties (Note 3. Owned Real Property Investments)	12,464		1,493	3,732	8,732
Financing receivables (Note 4. Financing Receivables)	2,250		315	1,979	271
Accrued incentives and earn-out liabilities	3,000	(2)	—	—	3,000
Mortgage loans (Note 5. Mortgage Loan Receivables)	67,770	(3)	7,553	33,081	34,689
Notes receivable (Note 7. Notes Receivable)	560	(4)	—	25	535
Total	$86,044		$9,361	$38,817	$47,227
(1)	Represents commitments to purchase land and improvements, if applicable, and to develop, re-develop, renovate or expand seniors housing and skilled nursing properties.

(2)	Includes an earn-out payment of up to $3,000 to an operator under a master lease on four SNFs in Texas which were acquired during 2022. The master lease allows either an earn-out payment up to $3,000 or a purchase option. The earn-out payment is available, contingent on achieving certain thresholds per the lease, beginning in April 2024 through March 2027. If neither option is elected within the timeframe defined in the lease, both elections are terminated. For more information regarding the purchase option see Note 3. Owned Real Properties.

(3)	Represents $45,620 related to two construction loans, $19,950 of contingent commitments available upon the borrower achieving certain coverage ratios, and $2,200 of other commitments.

(4)	Represents working capital loan commitments.

Additionally, some of our lease agreements provide purchase options allowing the lessee to purchase the properties they currently lease from us. See Note 3. Owned Real Properties for a table summarizing information about our purchase options.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

15.	Earnings per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2026	2025
Net income	$24,956	$22,221
Less income allocated to non-controlling interests	(1,363)	(1,541)
Less non-forfeitable dividends on participating securities	(156)	(163)
Net income available to common stockholders–basic and diluted	23,437	20,517

Shares for basic net income per share	48,543	45,333
Effect of dilutive securities:
Performance-based stock units	426	350
Total effect of dilutive securities	426	350
Shares for diluted net income per share	48,969	45,683

Basic net income per share	$0.48	$0.45
Diluted net income per share	$0.48	$0.45

16.	Fair Value Measurements

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The carrying amount of cash and cash equivalents approximates their fair value because of the short-term maturity of these instruments. We do not invest our cash in auction rate securities. The carrying value and estimated fair value of our financial instruments as of March 31, 2026 and December 31, 2025 were as follows (in thousands):

	At March 31, 2026			At December 31, 2025
	Carrying	Fair		Carrying	Fair
	Value	Value		Value	Value
Financing receivables, net of credit loss reserve	$283,988	$291,083	(1)	$359,457	$367,986	(1)
Mortgage loans receivable, net of credit loss reserve	389,461	471,486	(2)	381,662	462,312	(2)
Notes receivable, net of credit loss reserve	25,558	29,577	(3)	25,615	29,576	(3)
Revolving line of credit	282,963	282,963	(4)	252,863	252,863	(4)
Term loans, net of debt issue costs	198,315	198,315	(4)	198,213	198,213	(4)
Senior unsecured notes, net of debt issue costs	386,145	362,853	(5)	391,105	372,511	(5)
(1)	Our investment in financing receivables is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate used to value our future cash inflows of the financing receivables was 7.5% for both March 31, 2026 and December 31, 2025.

(2)	Our investment in mortgage loans receivable is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash inflows of the mortgage loans receivable was 8.8% for both March 31, 2026 and December 31, 2025.

(3)	Our investments in notes receivable are classified as Level 3. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash flows of the notes receivable at March 31, 2026 and December 31, 2025 was 7.8% and 7.7%, respectively.

(4)	Our revolving line of credit and term loans bear interest at a variable interest rate. The estimated fair value of our revolving line of credit and term loans approximated their carrying values at March 31, 2026 and December 31, 2025 based upon prevailing market interest rates for similar debt arrangements.

(5)	Our obligation under our senior unsecured notes is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is measured based upon management’s estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities. At March 31, 2026, the discount rate used to value our future cash outflow of our senior unsecured notes was 5.75% for those maturing before 2030 and 6.0% for those maturing at or beyond 2030. At December 31, 2025, the discount rate used to value our future cash outflow of our senior unsecured notes was 5.25% for those maturing before year 2030 and 5.50% for those maturing at or beyond year 2030.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

17.	Segment Information

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

During the three months ended March 31, 2026 and 2025, the CODM has been collectively identified as our Executive Chairman and Co-CEOs, who share the responsibility for allocating resources and assessing segment performance.

During the second quarter of 2025, we began utilizing the RIDEA structure and established our SHOP segment. Accordingly, we conduct and manage our business as two operating segments: real estate investments and SHOP and our CODM evaluated the performance of our investments based on net operating income (“NOI”). For more information and reconciliation of NOI see Item 2. Non-GAAP Financial Measures. Summary information by reportable segment for the three months ended March 31, 2026 is as follows (unaudited, in thousands):

	Three Months Ended March 31, 2026
	Real estate		Non-segment
	investment portfolio	SHOP	/corporate	Total
Revenues:
Rental income	$26,339	$—	$—	$26,339
Resident fees and services	—	49,585	—	49,585
Interest income from financing receivables	8,255	—	—	8,255
Interest income from mortgage loans	10,229	—	—	10,229
Interest and other income	639	—	364	1,003
Total revenues	45,462	49,585	364	95,411

Income from unconsolidated joint ventures	295	—	—	295
Property level expenses	(2,394)	(36,889)	—	(39,283)
NOI	43,363	12,696	364	56,423
Interest expense				(10,782)
Depreciation and amortization				(11,979)
Recovery for credit losses				684
Transaction costs				(688)
General and administrative expenses				(8,582)
Loss on sale of real estate, net				(10)
Income tax provision				(110)
Net income				$24,956

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the three months ended March 31, 2025, we operated under one reportable segment. Summary information by reportable segment for the three months ended March 31, 2025 is as follows (unaudited, in thousands):

	Three Months Ended March 31, 2025
	Real estate		Non-segment
	investment portfolio	SHOP	/corporate	Total
Revenues:
Rental income	$31,444	$—	$—	$31,444
Resident fees and services	—	—	—	—
Interest income from financing receivables	7,002	—	—	7,002
Interest income from mortgage loans	9,179	—	—	9,179
Interest and other income	1,227	—	179	1,406
Total revenues	48,852	—	179	49,031

Income from unconsolidated joint ventures	3,665	—	—	3,665
Property level expenses	(3,107)	—	—	(3,107)
NOI	49,410	—	179	49,589
Expenses:
Interest expense				(7,913)
Depreciation and amortization				(9,162)
Transaction costs				(441)
Provision for credit losses				(3,052)
General and administrative expenses				(6,971)
Gain on sale of real estate, net				171
Income tax benefit				—
Net income				$22,221

Total assets by reportable business segment and segment-level significant expense categories are not disclosed as our CODM is not provided with such information to evaluate business performance and allocate resources.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

18.	Income Taxes

Our Company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As such, we generally are not taxed on income that is distributed to our stockholders. Under RIDEA, a REIT may lease a "qualified healthcare property" on an arm's-length basis to a taxable REIT subsidiary ("TRS") if the property is operated on behalf of such TRS by a person who qualifies as an “eligible independent operator”. Generally, the rent received from the TRS will meet the related party exception and will be treated as “rents from real property”. A "qualified healthcare property" includes real property and any personal property that is, or is necessary or incidental to the use of, a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility, or other licensed facility which extends medical or nursing or ancillary services to patients. Resident fees and services revenue and related operating expenses for these facilities are reported on our Consolidated Statements of Income and are subject to federal, state and local income taxes. Our provision for income taxes for the three months ended March 31, 2026, was an expense of $110,000. At March 31, 2026, our deferred income tax assets and deferred income tax liabilities with respect to our TRS entity were $198,000 and $0, respectively.

19.	Subsequent Events

Subsequent to March 31, 2026, the following events occurred:

Real Estate. We acquired a 61-unit seniors housing community within our SHOP segment in Illinois for $9,205,000. In conjunction with the acquisition, we entered into a management agreement with an operator new to us. Additionally, we terminated a triple-net master lease and converted two seniors housing communities covered under the master lease to our SHOP segment. Upon conversion, we entered into a management agreement with another operator, also new to us. The communities are located in Georgia and South Carolina with a total of 159 units and an aggregate gross book value of $32,361,000.

Unconsolidated Joint Ventures. A $12,558,000 mortgage loan receivable which was accounted for as an unconsolidated joint venture was paid off. The mortgage loan was secured by first mortgage on a 104-bed skilled nursing center in Texas.

Debt. We repaid $56,000,000 under our unsecured revolving line of credit. Accordingly, as of May 6, 2026, we have $226,963,000 outstanding and $373,037,000 available for borrowing under our unsecured revolving line of credit.

Equity: We sold 1,402,933 shares of common stock for $51,917,000 in net proceeds under our Equity Distribution Agreements. Accordingly, as of May 6, 2026, we have $192,353,000 available under our Equity Distribution Agreements.

Additionally, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of April, May and June 2026, payable on April 30, May 29 and June 30, 2026, respectively to stockholders of record on April 22, May 21, and June 22, 2026, respectively.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking. You can identify some of the forward-looking statements by their use of forward-looking words, such as “believes,” “expects,” “may,” “will,” “could,” “would,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or the negative of those words or similar words. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to, operational and legal risks and liabilities under our new SHOP segment; our dependence on the ability of our third-party independent operators to successfully manage and operate our SHOP communities; our dependence on our operators for revenue and cash flow; government regulation of the health care industry; changes in federal, state, or local laws limiting real estate investment trust (“REIT”) investments in the health care sector; federal and state health care cost containment measures including reductions in reimbursement from third-party payors such as Medicare and Medicaid; required regulatory approvals for operation of health care facilities; a failure to comply with applicable law or regulations for the operation of health care facilities; the adequacy of insurance coverage maintained by our operators; our reliance on a few major operators; our ability to find suitable replacement operators for our SHOP communities; our ability to renew leases or enter into favorable terms of renewals or new leases; the impact of inflation; operator financial or legal difficulties; the sufficiency of collateral securing mortgage loans; an impairment of our real estate investments; the relative illiquidity of our real estate investments; our ability to develop and complete construction projects; our ability to invest cash proceeds for health care properties; a failure to qualify as a REIT; our ability to grow if access to capital is limited; and a failure to maintain or increase our dividend. For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and in our publicly available filings with the Securities and Exchange Commission. We do not undertake any responsibility to update or revise any of these factors or to announce publicly any revisions to forward-looking statements, whether as a result of new information, future events or otherwise. Although our management believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to have been correct. The actual results may differ materially from any forward-looking statements due to the risks and uncertainties of such statements.

Executive Overview

Company Overview

We are a health care real estate investment trust (“REIT”) that invests in seniors housing and health care properties through our owned seniors housing operating portfolio (“SHOP”), triple-net leases and joint ventures. We have been operating since August 1992.

Our primary seniors housing and health care property classifications include skilled nursing centers (“SNF”), assisted living communities (“ALF”), independent living communities (“ILF”), memory care communities (“MC”) and combinations thereof. We also have investments in other (“OTH”) types of properties, such as land parcels, projects under development (“UDP”) and a behavioral health care hospital. For purposes of this quarterly report and other presentations, we generally include ILF, ALF, MC, and combinations thereof in the seniors housing communities classification (“SH”).

Substantially all of our revenues and sources of cash flows from operations are derived from rents from operating leases, resident fees and services, interest earned on financing receivables, interest earned on outstanding loans receivable and income from investments in unconsolidated joint ventures. Income from our investments represent our primary source of liquidity to fund distributions and are dependent upon the performance of our SHOP communities and operators on their lease and loan obligations and the rates earned thereon. To the extent that the operators experience operating difficulties and are unable to generate sufficient cash to make payments to us, there could be a material adverse impact on our consolidated results of operations, liquidity and/or financial condition. To mitigate this risk, we monitor our investments through a variety of methods determined by investment type, property type and operator. Our monitoring process includes periodic review of financial statements for each facility, periodic review of operator credit, scheduled property inspections and review of covenant compliance.

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

We conduct and manage our business as two operating segments, for reporting and decision-making purposes: i) real estate investments (“Real Estate Investments”) segment which consists of owned real properties subject to non-cancelable triple-net leases (“NNN” or “Triple-Net Portfolio”), financing receivables, mortgage loans, notes receivable and unconsolidated joint ventures and ii) SHOP segment.

Business and Investment Strategy

Since commencing operations in August 1992, our objective has been to create, sustain and enhance stockholder equity value and provide current income for distribution to stockholders through real estate investments in seniors housing and health care properties managed by experienced operators. Our goal is to invest in properties that provide opportunity for additional value and current returns to our stockholders and diversify our investment portfolio by geographic location and operator.

During the second quarter of 2025, we began utilizing the structure authorized by the REIT Investment Diversification and Empowerment Act of 2007 (Commonly referred to as “RIDEA”) as permitted by the Housing and Economic Recovery Act of 2008. Under RIDEA, we are permitted to participate directly in the cash flow of qualified healthcare properties (compared to receiving solely contractual rental income) and have certain oversight approval rights and the right to review operational and financial reporting information. However, our independent third-party operators ultimately control the day-to-day operations of the property, pursuant to the terms of our management agreements. Offering RIDEA structures represents a further aspect of our traditional strategy of investing through vehicles such as non-cancelable triple-net operating leases, mortgage loans, and structured finance. We believe that RIDEA structures provide us with additional investment and higher growth opportunities.

We also have identified opportunities to convert existing triple-net leases into our new SHOP segment, and in certain instances have completed these conversions. To develop and implement RIDEA structures, we may need to continue to commit financial and operational resources. While we anticipate that adding RIDEA transactions will be positive for our business model, our ability to succeed in this new segment will be determined by numerous factors, including our ability to identify suitable investments and our relationship with operators of our SHOP communities. We rely on the SHOP operator’s personnel, expertise, resources, good faith, and judgement to manage our SHOP communities efficiently and effectively. We also rely on the SHOP operators to set appropriate resident fees, provide accurate property-level financial results for our properties in a timely manner, and otherwise operate our SHOP communities in compliance with the terms of our management agreements and all applicable laws and regulations.

Depending upon the availability and cost of external capital, we anticipate making additional investments in seniors housing communities. New investments are generally funded from cash on hand, proceeds from periodic asset sales, temporary borrowings under our unsecured revolving line of credit and internally generated cash flows. Our investments generate internal cash from rent, resident fees and services, interest from financing receivables and interest receipts and principal payments on loan receivables and income from unconsolidated joint ventures. Permanent financing for future investments, which replaces funds drawn under our unsecured revolving line of credit, may be provided through a combination of public and private offerings of debt and equity securities and secured and unsecured debt financing. The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets’ environment, especially to changes in interest rates. Changes in the capital markets’ environment may impact the availability of cost-effective capital.

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

Real Estate Portfolio Overview

The following tables summarize our real estate investment portfolio as of March 31, 2026 (dollar amounts in thousands):

						Three Months Ended
						March 31, 2026
		Number of			Percentage	Rental Income		Percentage
	Number of	SNF	SH	Gross	of	and Resident		of Total
Owned Properties	Properties (1)	Beds	Units	Investments	Investments	Fees and Services		Revenues
Triple-Net Portfolio:
Seniors Housing	52	—	3,130	$479,641	19.6%	$9,755		10.8%
Skilled Nursing	43	5,217	236	528,302	21.7%	14,018		15.5%
Other (2)	1	118	—	12,005	0.5%	298		0.3%
Subtotal: Triple-Net Portfolio	96	5,335	3,366	1,019,948	41.8%	24,071	(4)	26.6%
SHOP:
Seniors Housing	30	—	2,555	701,612	28.8%	49,585	(5)	54.8%
Total Owned Properties	126	5,335	5,921	1,721,560	70.6%	73,656		81.4%

		Number of			Percentage	Interest Income		Percentage
	Number of	SNF	SH	Gross	of	from Financing		of Total
Financing Receivables	Properties (1)	Beds	Units	Investments	Investments	Receivable		Revenues
Seniors Housing	28	—	1,263	286,857	11.8%	5,637		6.2%
Total Financing Receivables	28	—	1,263	286,857	11.8%	5,637	(6)	6.2%

		Number of			Percentage	Interest Income		Percentage
	Number of	SNF	SH	Gross	of	from Mortgage		of Total
Mortgage Loans	Properties (1)	Beds	Units	Investments	Investments	Loans		Revenues
Seniors Housing	5	—	551	125,222	5.1%	2,673		3.0%
Skilled Nursing	21	2,576	—	253,857	10.4%	7,311		8.1%
Under Development (3)	—	—	—	14,310	0.6%	245		0.3%
Total Mortgage Loans	26	2,576	551	393,389	16.1%	10,229		11.4%

		Number of			Percentage	Interest		Percentage
	Number of	SNF	SH	Gross	of	and other		of Total
Notes Receivable	Properties (1)	Beds	Units	Investments	Investments	Income		Revenues
Seniors Housing	5	—	621	25,025	1.0%	639		0.7%
Skilled Nursing	—	—	—	791	0.0%	—		0.0%
Total Notes Receivable	5	—	621	25,816	1.0%	639	(7)	0.7%

		Number of			Percentage	Income from		Percentage
	Number of	SNF	SH	Gross	of	Unconsolidated		of Total
Unconsolidated Joint Ventures	Properties (1)	Beds	Units	Investments	Investments	Joint Ventures		Revenues
Skilled Nursing	1	104	—	12,558	0.5%	295		0.3%
Total Unconsolidated Joint Ventures	1	104	—	12,558	0.5%	295		0.3%

Total Portfolio	186	8,015	8,356	$2,440,180	100.0%	$90,456		100.0%

	Number	Number of			Percentage
	of	SNF	SH	Gross	of
Summary of Properties by Type	Properties (1)	Beds	Units	Investments	Investments
Seniors Housing	120	—	8,120	$1,618,357	66.3%
Skilled Nursing	65	7,897	236	795,508	32.6%
Other (2)	1	118	—	12,005	0.5%
Under Development (3)	—	—	—	14,310	0.6%
Total Portfolio	186	8,015	8,356	$2,440,180	100.0%
(1)	We have investments in owned properties, including our Triple-Net Portfolio and SHOP, financing receivables, mortgage loans, notes receivable and unconsolidated joint ventures in 23 states to 30 operators.

(2)	Includes three parcels of land held-for-use and one behavioral health care hospital.

(3)	We funded $14,310 under a $26,120 mortgage loan commitment for the construction of a 116-unit SH located in Illinois. The loan bears interest at a current rate of 9.0 % and an IRR of 9.5%.

(4)	Excludes $2,268 variable rental income from lessee reimbursement of our real estate taxes.

(5)	Resident fees and services include all amounts earned from residents, based on individual resident agreements, at our SHOP communities.

(6)	Excludes $2,618 of interest income from financing receivables related to the sale of properties accounted for as a financing receivable.

(7)	Included in the Interest and other income line item of our Consolidated Statements of Income.

As of March 31, 2026, we had $2.0 billion in net carrying value of investments as follows (in thousands):

		Percentage
	Carrying	of
	Value	Investments
Triple-Net Portfolio	$665,687	33.1%
SHOP	635,053	31.6%
Financing receivables	283,988	14.1%
Mortgage loans	389,461	19.3%
Notes receivable	25,558	1.3%
Unconsolidated joint ventures	12,558	0.6%
Investments, net	$2,012,305	100.0%

The following table provides details on the components of revenues and related net operating income (“NOI”) across our portfolio (in thousands):

Amount
Real Estate Investment segment:
Triple-Net Portfolio
Contractual cash rental income	$24,536
Variable cash rental income	2,268
Straight-line rent adjustment (1)	(334)
Adjustment of lease incentives and rental income	—
Amortization of lease incentives	(131)
Rental income	26,339
Financing Receivables:
Cash interest income from financing receivables	8,079
Effective interest income (2)	374
Write-off of effective interest related to sale of properties accounted for as a financing receivable (2)	(198)
Interest income from financing receivables	8,255
Mortgage loans receivable:
Cash interest received	9,889
Effective interest income (3)	340
Interest income from mortgage loans	10,229
Other notes receivable:
Interest income-other notes	663
Effective interest adjustment (4)	(24)
Interest income from notes receivable	639
Unconsolidated joint ventures
Income from unconsolidated joint ventures	295

Total revenue-Real Estate Investments segment	45,757

Triple-net lease property tax expense	(2,394)
NOI-Real Estate Investment Segment (5)	$43,363

SHOP segment:
Resident fees and services:	$49,585
Property level expenses-SHOP	(36,889)
NOI-SHOP Segment (5)	$12,696
(1)	At March 31, 2026, the straight-line rent receivable balance on our Consolidated Balance Sheets was $17,615.

(2)	At March 31, 2026, the financing receivables effective interest receivable balance, which is included in the Interest receivable line item on our Consolidated Balance Sheets, was $7,075. During the three months ended March 31, 2026, we wrote-off $198 effective interest receivable previously recognized related to the sale of properties accounted for as a financing receivable.

(3)	At March 31, 2026, the mortgage loans receivable effective interest receivable balance, which is included in the Interest receivable line item on our Consolidated Balance Sheets, was $14,394.

(4)	At March 31, 2026, the other notes receivable effective interest receivable balance, which is included in the Interest receivable line item on our Consolidated Balance Sheets, was $50.

(5)	See Non-GAAP Financial Measures below for additional information and reconciliation.

The following table outlines information related to our triple-net lease extensions during the three months ended March 31, 2026 (dollar amounts in thousands):

		Number	Number
	Gross	of	of		Original	Extended
Type of Property	Investment	Properties	Beds/Units	State	Maturity	Maturity
SH	$9,052	4	155	OK	October 31, 2026	October 31, 2030

During the three months ended March 31, 2026, we terminated a master lease and converted two seniors housing communities covered under the master lease into our SHOP segment. Upon conversion, we entered into a management agreement with an operator new to us. The communities are located in Texas with a total of 88 units and an aggregate gross book value of $26.3 million.

Subsequent to March 31, 2026, we terminated an additional triple-net master lease and converted two seniors housing communities covered under the master lease into our SHOP segment. Upon conversion, we entered into a management agreement with another operator, also new to us. The communities are located in Georgia and South Carolina with a total of 159 units and an aggregate gross book value of $32.4 million.

Update on Certain Operators

Genesis Healthcare, Inc.

During the second quarter of 2025, we received written notice from Genesis Healthcare Inc. (“Genesis”) of its exercise of a 5-year extension option, which extended the term of the lease to April 30, 2031. During the third quarter of 2025, Genesis filed for Chapter 11 bankruptcy. Accordingly, we wrote-off the straight-line rent receivable balance of $1.3 million related to Genesis’ master lease. During the three months ended March 31, 2026, a federal bankruptcy judge approved the sale of Genesis’ assets to a newly formed investment group. Affiliates of Genesis lease six skilled nursing centers in New Mexico (five) and Alabama (one) with a total of 782 beds under a master lease with LTC. Genesis has paid their contractual rent through May 2026.

Prestige Healthcare

Prestige Healthcare (“Prestige”) operates 21 skilled nursing centers located in Michigan secured under four mortgage loans and two skilled nursing centers located in South Carolina under a master lease. Prestige is our largest operator based on total revenues and second largest operator based on total assets, representing 8.0% of our total revenues and 12.3% of our total assets as of March 31, 2026.

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

During the third quarter of 2025, Prestige’s $179.9 million mortgage loan was modified to increase the current interest paid by Prestige from 8.5% to the then full contractual interest rate of 11.14% escalating annually. Additionally, the modification provides Prestige an option to prepay this mortgage loan at par and without penalty within a 12-month window beginning in July 2026. Prestige is required to provide us with at least a 90-day notice of its intention to exercise the option and the ability for Prestige to exercise the pre-payment option is contingent on several factors including Prestige being current and in good standing on all its mortgage loans with LTC and obtaining replacement financing. During the third quarter of 2025, in conjunction with the loan amendment that provided the borrower with a penalty-free early payoff option, we wrote-off $41.5 million of effective interest previously accrued related to this loan. During the three months ended March 31, 2026, Prestige provided notice of its intent to repay its $179.9 million mortgage loan and we expect them to repay the loan during the third quarter of 2026. Prestige is current on their contractual loan obligations through May 2026.

2026 Activities Overview

The following tables summarize our transactions during the three months ended March 31, 2026 (dollar amounts in thousands):

Owned Real Properties–SHOP

During the three months ended March 31, 2026, we continued to expand our SHOP segment. Accordingly, we terminated a triple-net master lease and converted two seniors housing communities covered under the master lease into our SHOP segment. Upon conversion, we entered into a management agreement with an operator new to us. The communities are located in Texas with a total of 88-units and an aggregate gross book value of $26.3 million.

Subsequent to March 31, 2026, we terminated a triple-net master lease and converted two seniors housing communities covered under the master lease into our SHOP segment. Upon conversion, we entered into a management agreement with another operator new to us. The communities are located in Georgia and South Carolina with a total of 159 units and an aggregate gross book value of $32.4 million.

Additionally, we acquired a portfolio of three seniors housing communities in Georgia. The following table summarizes acquisitions within our SHOP segment during the three months ended March 31, 2026 (dollar amounts in thousands):

				Total		Number	Number
		Purchase	Transaction	Acquisition		of	of
State (1)	Type of Property	Price (1)	Costs	Costs (1)		Properties (1)	Beds/Units (1)
Georgia (2)	SH	$108,000	$129	$108,129	(3)	3	394
(1)	Subsequent to March 31, 2026, we acquired a 61-unit seniors housing community within our SHOP segment in Illinois for $9,205. In conjunction with the acquisition, we entered into a management agreement with an operator new to us.

(2)	In conjunction with this acquisition, we entered into a management agreement with another operator also new to us.

(3)	Excludes $100 of additional costs incurred related to 2025 acquisitions. Additionally, at acquisition, we received property tax proration credits of $76.

During the three months ended March 31, 2026, we funded capital improvement projects of $2.0 million within our SHOP segment.

Owned Real Properties–Triple-Net Portfolio

During the three months ended March 31, 2026, we extended a master lease covering four seniors housing communities in Oklahoma. The following table provides information related to the lease extension (dollar amounts in thousands):

		Number	Number
	Gross	of	of		Original	Extended
Type of Property	Investment	Properties	Beds/Units	State	Maturity	Maturity
SH	$9,052	4	155	OK	October 31, 2026	October 31, 2030

During the three months ended March 31, 2026 and subsequently, we terminated master leases and converted the communities covered under the master leases into our SHOP segment. See Owned Real Properties – SHOP above for more information regarding these master leases.

During the three months ended March 31, 2026, we invested in the following improvement projects within our Triple-Net Portfolio (in thousands):

Type of Property	NNN
Seniors Housing Communities	$273
Skilled Nursing Centers	380
Total	$653

Financing Receivables

The following table summarizes our financing receivable activity for the three months ended March 31, 2026 (in thousands):

	Amount
Investment and funding under financing receivables	$314
Sale of properties accounted for as a financing receivable	(62,220)	(1)
Distribution paid to non-controlling interest related to sale of properties accounted for as a financing receivable	(14,325)	(1)
Recovery of credit losses	762
Net decrease in financing receivables	$(75,469)
(1)	During 2022, we entered into a JV that purchased three skilled nursing centers with a total of 299 beds located in Florida. The JV leased the centers back to an affiliate of the seller and provided the seller-lessee with a purchase option. Our JV partner contributed $14,325 of equity into the joint venture. Accordingly, we consolidated the joint venture as Financing receivable and recorded the JV partner contribution as Non-controlling interest on our Consolidated Balance Sheets. During the three months ended March 31, 2026, the lessee exercised its purchase option to acquire the skilled nursing centers underlying the joint venture. In conjunction with this transaction, we received exit IRR income of $1,812. Additionally, we wrote-off $198 effective interest receivable previously recognized over the term of the financing receivable through payoff.

Mortgage Loans Receivable

The following table summarizes our mortgage loan receivable activity for the three months ended March 31, 2026 (in thousands):

	Amount
Originations and funding under mortgage loans receivable	$7,155	(1)
Application of interest reserve	850
Scheduled principal payments received	(125)
Mortgage loan premium amortization	(2)
Provision for credit losses	(79)
Net increase in mortgage loans receivable	$7,799
(1)	We funded the following:

(a)	$6,515 under a $26,120 mortgage loan commitment for the construction of a 116-unit SH located in Illinois. The borrower contributed $12,300 of equity, which was used to initially fund the construction. During the third quarter of 2025, we began funding this commitment. Our remaining commitment is $11,811. The loan bears interest at a current rate of 9.0% and an IRR of 9.5%; and

(b)	$640 under a $19,500 mortgage loan commitment for the construction of an 85-unit SH in Michigan. The borrower contributed $12,100 equity upon origination, which was used to initially fund the construction. Our remaining commitment is $1,757. The 8.8% interest-only loan matures in September 2026 and includes two one-year extension, each of which is contingent on certain coverage thresholds.

Preferred Equity Investment in Unconsolidated Joint Ventures

We have an acquisition, development and construction (“ADC”) loan that meets the accounting criteria to be considered a variable interest entity (“VIE”). We are not the primary beneficiary of the VIE as we do not have both: 1) the power to direct the activities that most significantly affect the VIE’s economic performance, and 2) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. However, we do have significant influence over the VIE. Therefore, we have accounted for the investment as a joint venture using the equity method of accounting. The following table provides information regarding our unconsolidated joint venture investment at March 31, 2026 (dollar amounts in thousands):

		Type	Total	Contractual	Number			Cash
		of	Preferred	Cash	of	Carrying	Income	Income
State		Properties	Return	Portion	Beds/ Units	Value	Recognized	Earned
Texas	(1)	SNF	9.2%	9.2%	104	$12,558	$295	$295
(1)	Represents a $12,700 mortgage loan, which is comprised of $11,164 funded at origination during the three months ended June 30, 2024, an interest reserve of $750 and a capital expenditure reserve of $786. In accordance with U.S. generally accepted accounting principles (“GAAP”), this mortgage loan was determined to be an ADC loan and is accounted for as an unconsolidated JV. The five-year mortgage loan is interest-only at a current rate of 9.15%. During the three months ended March 31, 2026, the operator provided notice of its intent to pay off this mortgage loan. Subsequent to March 31, 2026, the mortgage loan was paid off.

Health Care Regulatory

The Centers for Medicare & Medicaid Services (“CMS”) annually updates Medicare SNF prospective payment system rates and other policies. On July 31, 2025, CMS issued a final rule to update Medicare payment policies and rates for SNFs under the SNF prospective payment system (“SNF PPS”) for fiscal year (“FY”) 2026. CMS announced that it was updating SNF PPS rates by 3.2% based on the final SNF market basket of 3.3%, plus a 0.6% market basket forecast error adjustment, and a negative 0.7% productivity adjustment, which amounts to an increase in SNF PPS payments of $1.16 billion compared to payments in FY 2025. CMS stated that its impact figures do not incorporate the SNF Value-Based Purchasing (“VBP”) reductions for certain SNFs subject to the net reduction in payments under the SNF VBP, which are estimated to total $208.36 million in FY 2026. CMS announced that it was finalizing several changes to the PDPM ICD-10-CM code mappings to allow providers to provide more accurate, consistent, and appropriate primary diagnoses that meet the criteria for skilled intervention during a Part A SNF stay. CMS finalized 34 changes to the PDPM ICD-10-CM code mappings to maintain consistency with the latest ICD-10-CM coding guidance. CMS also announced that for the SNF VBP Program, it was finalizing a series of operational and administrative proposals as part of the final rule. In addition, CMS announced that for the SNF Quality Reporting Program (“QRP”), it was finalizing its proposal to remove four standardized patient assessment data elements from the Minimum Data Set (“MDS”), the SNF resident assessment form, beginning with residents admitted on or after October 1, 2025. CMS also announced it was finalizing its proposal to amend the reconsideration request policy and process.

On April 2, 2026, CMS issued a proposed rule for updates to Medicare payment policies and rates for SNFs under the SNF PPS for FY 2027. CMS announced that for FY 2027, CMS proposed updating SNF PPS rates by 2.4% based on the proposed SNF market basket of 3.2%, and a negative 0.8% productivity adjustment. CMS stated that these impact figures do not incorporate SNF VBP reductions for certain SNFs subject to a net reduction in payments under the SNF VBP. CMS stated that SNF VBP adjustments are estimated to total $208.4 million in FY 2026. CMS also announced that for the SNF QRP, CMS is proposing to remove two COVID-19 measures, revising the data submission deadline, and requiring the submission of MDS data on all SNF residents receiving covered skilled care in a SNF, regardless of payer, and that CMS is seeking feedback on two Requests for Information (“RFI”). For the SNF VBP, CMS announced that it is providing estimated performance standards for the FY 2029 and FY 2030 program years and proposing an update to the program’s “snapshot date” for two measures that are calculated using MDS assessment data to maintain alignment with proposed SNF QRP submission deadlines for MDS assessment data.

There can be no assurance that these rules or future regulations modifying Medicare SNF payment rates or other requirements for Medicare and/or Medicaid participation will not have an adverse effect on the financial condition of our lessees and borrowers which could, in turn, adversely impact the timing or level of their payments to us and our overall financial condition. Failure by an operator to comply with regulatory requirements can, among other things, jeopardize a facility’s compliance with the conditions of participation under relevant federal and state healthcare programs. Further the ability of our operators to comply with applicable regulations can be adversely impacted by changes in the labor market and increases in inflation.

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

Concentration Risk. We evaluate a tenant/operator concentration based on whether revenues from transactions with a single external operator equal or exceed 10% of our total revenues. No single operator accounted for 10% or more of total revenues for the three months ended March 31, 2026.

Additionally, we evaluate our concentration risk based on gross investment across asset mix, real estate investment mix, operator mix and geographic mix. Concentration risk is valuable to understand what portion of our real estate investments could be at risk if certain sectors were to experience downturns. Asset mix measures the portion of our investments that are real property or mortgage loans. The National Association of Real Estate Investment Trusts (“Nareit”), an organization representing U.S. REITs and publicly traded real estate companies, classifies a company with 50% or more of assets directly or indirectly in the equity ownership of real estate as an equity REIT. Investment mix measures the portion of our investments that relate to our various property classifications. Operator mix measures the portion of our investments that relate to our top five operators. Geographic mix measures the portion of our real estate investment that relate to our top five states.

The following table reflects our recent historical trends of concentration risk (gross investment, in thousands):

	3/31/26	12/31/25	9/30/25	6/30/25	3/31/25
Asset mix:
Triple-Net Portfolio	$1,019,948	$1,045,400	$1,149,924	$1,154,836	$1,329,856
SHOP	701,612	565,265	446,527	174,847	—
Financing receivables	286,857	363,088	362,201	361,438	361,460
Mortgage loan receivables	393,389	385,511	393,587	356,815	317,527
Notes receivable	25,816	25,874	27,010	44,135	44,786
Unconsolidated joint ventures	12,558	12,524	18,342	17,793	17,602
Real estate investment mix:
Senior housing communities	$1,618,357	$1,506,038	$1,440,634	$1,138,799	$1,100,232
Skilled nursing centers	795,508	871,825	943,775	959,060	958,994
Other (1)	12,005	12,005	12,005	12,005	12,005
Under development	14,310	7,794	1,177	—	—
Operator mix:
ALG Senior Living	$297,607	$297,292	$296,405	$295,628	$295,629
Prestige Healthcare (1)	267,854	267,982	268,534	268,567	268,896
Encore Senior Living	213,584	206,429	199,187	196,735	195,355
HMG Healthcare, LLC	168,059	167,737	167,917	167,202	166,976
Anthem Memory Care, LLC (2)	—	—	—	—	153,714
Carespring Health Care Management, LLC	102,940	102,940	102,940	102,940	102,940
Remaining operators	688,524	790,017	916,081	903,945	887,721
SHOP operators (2) (3)	701,612	565,265	446,527	174,847	—
Geographic mix:
Wisconsin	$320,317	$319,951	$288,933	$94,051	$93,849
Texas	315,794	314,987	314,232	319,423	318,584
North Carolina	303,706	303,391	302,504	301,727	301,650
Michigan	294,466	293,954	293,889	293,189	292,396
Georgia(4)	146,778	38,162	15,148	32,148	32,098
Remaining states (4)	1,059,119	1,127,217	1,182,885	1,069,326	1,032,654
(1)	Includes three parcels of land located adjacent to properties securing the Prestige Healthcare mortgage loan and are managed by Prestige.

(2)	During the second quarter of 2025, we terminated our Anthem Memory Care, LLC (“Anthem”) triple-net master leases and converted the communities covered under the master leases into our SHOP segment. Accordingly, our Anthem Memory Care, LLC” communities were included with “SHOP operators” classification for periods subsequent to March 31, 2025.

(3)	Our communities within our SHOP segment operated by independent operators on our behalf are classified as “SHOP operators”. Our SHOP segment is not subject to operator/credit concentration risk.

(4)	During the three months ended March 31, 2026, we acquired three seniors housing communities in Georgia with a gross book value of $108,129. As a result of this transaction, California is no longer a top five state under our geographic mix and is replaced by Georgia. Accordingly, our “Georgia” properties were reclassified from “Remaining states” and our California properties were reclassified to “Remaining states” for all periods presented.

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

The following table reflects the recent historical trends for our credit strength measures:

Balance Sheet Metrics

	Quarter Ended
	3/31/26			12/31/25			9/30/25			6/30/25			3/31/25
Debt to gross asset value	34.3%			34.0%		(2)	38.1%		(5)	31.3%			31.1%
Debt to market capitalization ratio	31.9%		(1)	33.6%		(3)	35.1%		(6)	30.4%		(8)	29.5%
Interest coverage ratio (9)	4.3	x		4.4	x	(4)	4.8	x	(7)	5.1	x		5.0	x
Fixed charge coverage ratio (9)	4.3	x		4.4	x	(4)	4.8	x	(7)	5.1	x		5.0	x
(1)	Decreased due to increase in market capitalization resulting from the sale of common stock under our equity distribution agreement, as well as increase in stock price partially offset by increase in outstanding debt.

(2)	Decreased due to decrease in outstanding debt.

(3)	Decreased due to decrease in outstanding debt, partially offset by decrease in market capitalization resulting from lower stock price.

(4)	Decreased due to increase in interest expense partially offset by increase in net operating income from our SHOP segment.

(5)	Increased due to increase in outstanding debt partially offset by increase in gross asset value.

(6)	Increased due to increase in outstanding debt partially offset by increase in market capitalization resulting from the sale of common stock under our equity distribution agreement as well as increase in stock price.

(7)	Decreased due to increase in interest expense and decrease in rental income, partially offset by increase in net operating income from our SHOP segment, and revenue from interest and other income.

(8)	Increased due to increase in outstanding debt and decrease in market capitalization from lower stock price.

(9)	In calculating our interest coverage and fixed charge coverage ratios above, we use EBITDAre. See Non-GAAP Financial Measures below for information and reconciliation.

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

Operating Results (unaudited, in thousands)

	Three Months Ended
	March 31,
	2026		2025		Difference
Revenues:
Rental income	$26,339		$31,444		$(5,105)	(1)
Resident fees and services	49,585		—		49,585	(2)
Interest income from financing receivables	8,255		7,002		1,253	(3)
Interest income from mortgage loans	10,229		9,179		1,050	(4)
Interest and other income	1,003		1,406		(403)
Total revenues	95,411		49,031		46,380

Expenses:
Interest expense	10,782		7,913		(2,869)	(5)
Depreciation and amortization	11,979		9,162		(2,817)	(6)
Seniors housing operating expenses	36,889		—		(36,889)	(2)
(Recovery) provision for credit losses	(684)	(7)	3,052	(8)	3,736
Transaction costs	688		441		(247)
Triple-net lease property tax expense	2,394		3,107		713	(9)
General and administrative expenses	8,582		6,971		(1,611)	(10)
Total expenses	70,630		30,646		(39,984)

(Loss) gain on sale of real estate, net	(10)		171		(181)
Income from unconsolidated joint ventures	295		3,665		(3,370)	(11)
Income tax expense	(110)		—		(110)
Net income	24,956		22,221		2,735
Income allocated to non-controlling interests	(1,363)		(1,541)		178
Net income attributable to LTC Properties, Inc.	23,593		20,680		2,913
Income allocated to participating securities	(156)		(163)		7
Net income available to common stockholders	$23,437		$20,517		$2,920
(1)	Decreased primarily due to conversion of communities from our Triple-Net Portfolio to our SHOP segment and lower rent from property sales. The decreases were partially offset by rent increases from fair-market rent resets and the turnaround impact of the 2025 write-off of a straight-line rent receivable and lease incentive balance in connection with the termination of two existing leases with the same operator and combining them into a single master lease.

(2)	Increase due to establishing our new SHOP segment during the second quarter of 2025. Resident fees and services include all amounts earned from residents, based on individual resident agreements, at our SHOP communities. Seniors housing operating expenses include costs incurred to operate the properties in our SHOP segment.

(3)	Increased primarily due to $1,812 received in connection with the sale of a portfolio of three SNFs in Florida accounted for as a financing receivable. The increase was partially offset by decrease in interest income and the write-off of effective interest receivable, both related to the sale of such portfolio.

(4)	Increased due to additional mortgage loan receivables funding partially offset by payoffs and a decrease in effective interest income related to converting Prestige mortgage loan to cash basis during the third quarter of 2025.

(5)	Increased primarily due to entering into new term loans totaling $200,000 in the fourth quarter of 2025 and a higher average balance on our revolving line of credit partially offset by scheduled principal paydowns on our senior unsecured notes and lower interest rates.

(6)	Increased due to acquisitions within our SHOP segment.

(7)	Primarily represents the recovery of credit losses recorded in connection with the sale of three SNFs that were accounted for as a financing receivable. See (3) above.

(8)	Primarily represents the write-off of a working capital note and the related interest receivable in connection with the transition of triple-net leases covering 12 properties to SHOP.

(9)	Decreased primarily due to the conversion of 17 communities from our Triple-Net Portfolio to SHOP and property sales. Upon conversion into SHOP, two of the communities are operating and accounted for as one community.

(10)	Increased primarily due to higher costs to support our growing SHOP segment and other corporate expenses.

(11)	Decreased primarily due to the turnaround impact of a 13% exit IRR payment of $2,962 received in connection with the redemption of our preferred equity investment in a JV during the first quarter of 2025.

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

The following table reconciles GAAP net income available to common stockholders to Nareit FFO available to common stockholders (unaudited, amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
GAAP net income available to common stockholders	$23,437	$20,517
Add: Depreciation and amortization	11,979	9,162
Add (Less): Loss (gain) on sale of real estate, net	10	(171)
Nareit FFO attributable to common stockholders	$35,426	$29,508
Effect of dilutive securities:
Add: Participating securities	156	163
Diluted Nareit FFO attributable to common stockholders	$35,582	$29,671

Weighted average shares used to calculate Nareit FFO per share:
Shares for basic net income per share	48,543	45,333
Effect of dilutive securities:
Performance-based stock units	426	350
Participating securities	265	278
Total effect of dilutive securities	691	628
Shares for diluted FFO per share	49,234	45,961

Net Operating Income

Net operating income or NOI is a non-GAAP financial measure that is calculated as net income (loss) (computed in accordance with GAAP) before (i) general and administrative expenses, (ii) transaction costs, (iii) (recovery) provision for credit losses, (iv) impairment loss, (v) depreciation and amortization, (vi) interest expense, (vii) gain or loss on sale of real estate and (viii) income tax benefit or expense. We use NOI to reflect the operating performance of our portfolio because NOI excludes certain items that are not associated with the operations of our properties.

NOI is not equivalent to our net income (loss) as determined under GAAP. Additionally, our use of the term NOI may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount. Therefore, caution should be exercised when comparing our NOI to that of other REITs.

The following is a reconciliation of net income, which is the most directly comparable GAAP financial measure to NOI for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Net income	$24,956	$22,221
Add: Income tax provision	110	—
Add (Less): Loss (gain) on sale of real estate, net	10	(171)
Add: General and administrative expense	8,582	6,971
Add: Transaction costs	688	441
(Less) Add: (Recovery) provision for credit losses	(684)	3,052
Add: Depreciation and amortization	11,979	9,162
Add: Interest expense	10,782	7,913
NOI	$56,423	$49,589

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

Adjusted EBITDAre is a supplemental non-GAAP financial measure calculated by adjusting EBIDAre for non-recurring items unrelated to ongoing operations. We believe these metrics provide useful information to investors because they exclude the impact of various income and expense items that are not indicative of operating performance.

EBITDAre and Adjusted EBITDAre are not alternatives to net income, operating income or cash flows from operating activities as calculated and presented in accordance with GAAP. You should not rely on EBITDAre or Adjusted EBITDAre as substitutes for any such GAAP financial measures or consider them in isolation, for the purpose of analyzing our financial performance, financial position or cash flows. Net income is the most directly comparable GAAP measure to EBITDAre and/or Adjusted EBITDAre.

The following is a reconciliation of net income (loss), which is the most directly comparable GAAP financial measure to EBITDAre and Adjusted EBITDAre for the periods presented below (in thousands):

	Three Months Ended
	3/31/26		12/31/25		9/30/25		6/30/25		3/31/25
Net income (loss)	$24,956		$103,651		$(18,540)		$16,548		$22,221
Add (Less): Loss (gain) on sale of real estate, net	10		(78,057)		738		(332)		(171)
Add (Less): Income tax provision (benefit)	110		218		42		(81)		—
Add: Interest expense	10,782		10,588		8,791		8,014		7,913
Add: Depreciation and amortization	11,979		10,949		8,987		8,776		9,162
EBITDAre	47,837		47,349		18		32,925		39,125
(Less) Add: Non-recurring one-time items	(1,691)	(1)	(1,051)	(2)	42,418	(3)	8,011	(4)	405	(5)
Adjusted EBITDAre	$46,146		$46,298		$42,436		$40,936		$39,530

Interest expense	$10,782		$10,588		$8,791		$8,014		$7,913

Interest coverage ratio	4.3	x	4.4	x	4.8	x	5.1	x	5.0	x

Interest expense	$10,782		$10,588		$8,791		$8,014		$7,913
Total fixed charges	$10,782		$10,588		$8,791		$8,014		$7,913

Fixed charge coverage ratio	4.3	x	4.4	x	4.8	x	5.1	x	5.0	x
(1)	Includes exit IRR income of $1,812 and recovery of credit losses of $765, both in connection with the sale of a portfolio of three SNFs in Florida accounted for as a financing receivable, offset by transaction costs of $688 and a $198 write-off of effective interest related to the sale of such portfolio.

(2)	Includes $1,800 received in connection with the redemption of our preferred equity investment in a joint venture and $600 of one-time income received from a former operator, offset by a $957 write-off of a working capital note and $392 of transaction costs related to establishing our new SHOP segment.

(3)	Includes $41,455 effective interest write-off related to Prestige loan amendment that permits penalty-free early payoff window within an allowable window, $1,271 straight-line rent receivable write-off due to an operator’s bankruptcy filing, $554 provision for credit losses related to mortgage loan originations and $488 of transaction costs related to establishing our new SHOP segment, offset by the exit IRR of $975 received in connection with an early payoff of a mezzanine loan and recovery of credit losses of $375 related to loan payoffs.

(4)	Includes $5,971 termination fee paid to New Perspective, $1,136 one-time costs associated with an employee’s retirement, $520 of transaction costs related to establishing our new SHOP segment and $384 of provision for credit losses related to a mortgage loan origination.

(5)	Includes $2,693 write-off of a working capital note, $371 of related interest receivable, and $303 of transaction costs, all in connection with establishing our new SHOP segment, offset by the 13% exit IRR of $2,962 received in connection with the redemption of our preferred equity investment in a JV.

Liquidity and Capital Resources

Sources and Uses of Cash

As of March 31, 2026, we had $583.3 million in liquidity as follows (amounts in thousands, except number of share amounts):

	At March 31, 2026
Cash and cash equivalents	$21,667
Available under unsecured revolving line of credit	317,037	(1)
Available under Equity Distribution Agreement	244,548	(2)
Total Liquidity	$583,252
(1)	Subsequent to March 31, 2026, we repaid $56,000 under our unsecured revolving line of credit. Accordingly, we have $226,963 outstanding and $373,037 available for borrowing under our unsecured revolving line of credit as of May 6, 2026.

(2)	Subsequent to March 31, 2026, we sold 1,402,933 shares of common stock for $51,917 of net proceeds under our Equity Distribution Agreement. Accordingly, as of May 6, 2026, we had $192,353 available under the Equity Distribution Agreement.

We believe that our current cash balance, cash flow from operations available for distribution or reinvestment, our borrowing capacity and our potential ability to access the capital markets are sufficient to provide for payment of our current operating costs, meet debt obligations and pay common dividends at least sufficient to maintain our REIT status and repay borrowings at, or prior to, their maturity. The timing, source and amount of cash flows used in financing and investing activities are sensitive to the capital markets environment, especially to changes in interest rates. In addition inflation may adversely affect the performance of our SHOP segment and our operators’ business, results of operations, cash flows and financial condition which could, in turn, adversely affect our financial position.

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

Our ability to access the capital markets and to pay dividends may be impacted by our borrowing capacity and compliance with financial covenants. We continuously evaluate the availability of cost-effective capital and believe we have sufficient liquidity for our current dividend, corporate expenses and additional capital investments in 2026.

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

	Three Months Ended March 31,		Change
Net cash provided by (used in):	2026	2025	$
Operating activities	$30,763	$29,571	$1,192
Investing activities	(56,778)	11,629	(68,407)
Financing activities	33,295	(27,319)	60,614
Increase in cash and cash equivalents	7,280	13,881	(6,601)
Cash and cash equivalents, beginning of period	14,387	9,414	4,973
Cash and cash equivalents, end of period	$21,667	$23,295	$(1,628)

Cash Flows from Operating Activities

Cash flows from operating activities increased $1.2 million during the three months ended March 31, 2026, compared to the same period in 2025, primarily due to net income generated from growth in our SHOP segment.

Cash Flows from Investing Activities

Net cash used in investing activities increased by $68.4 million during the three months ended March 31, 2026, compared to the same period in 2025, primarily driven by a $108.2 million increase in real estate investments and a $6.1 million increase in investments in mortgage loans receivable. These increases were partially offset by a $62.2 million increase in proceeds from the sale of properties accounted for as a financing receivable and the turnaround impact of $13.0 million proceeds from the liquidation of our investment in an unconsolidated joint venture during the three months ended March 31, 2025.

Cash Flows from Financing Activities

Net cash provided by financing activities increased by $60.6 million during the three months ended March 31, 2026, compared to the same period in 2025, primarily driven by a $34.9 million increase in net proceeds from issuance of common stock and a $25.6 million increase in net borrowings under our revolving line of credit.

Debt Obligations

Unsecured Credit Facility. We have an unsecured credit agreement (the “Credit Agreement”) that provides for an aggregate commitment of the lenders of up to $800.0 million comprised of a $600.0 million revolving credit facility (the “Revolving Line of Credit”) and term loans totaling $200.0 million (the “Term Loans”). The Term Loans consist of $50.0 million, $55.0 million, $55.0 million and $40.0 million borrowings, with contractual maturities of three, four, five and seven years, respectively. The Credit Agreement provides for the opportunity to increase the total commitment to an aggregate $1.2 billion (the “Accordion”) and allows for a one-year extension option, subject to customary conditions.

Based on our leverage at March 31, 2026, the facility provides for interest annually at SOFR plus 110 basis points and a facility fee of 15 basis points.

Interest Rate Swap Agreements. During 2025, we entered into interest rate swaps with maturities of three, four, five and seven years, respectively (the “Interest Rate Swaps”) to effectively lock-in the forecasted interest payments on the Term Loans. The Interest Rate Swaps are considered cash flow hedges and are recorded on our Consolidated Balance Sheets at fair value in Prepaid expenses and other assets, with cumulative changes in the fair value of these instruments recognized in Accumulated other comprehensive income (loss) on our Consolidated Balance Sheets. During the three months ended March 31, 2026, we recorded an increase of $1.1 million to the fair value of Interest Rate Swaps.

As of March 31, 2026, the terms of the Interest Rate Swaps are as follows (dollar amounts in thousands):

				Notional		Fair Value at
Date Entered	Maturity Date	Swap Rate	Rate Index	Amount		March 31, 2026
November 2021	November 19, 2026	2.46%	1-month SOFR	$50,000	(1)	$755
December 2025	December 12, 2028	4.61%	SOFR with 5-day lookback	25,000		103
December 2025	December 12, 2028	4.61%	SOFR with 5-day lookback	25,000		106
December 2025	December 12, 2029	4.65%	SOFR with 5-day lookback	55,000		214
December 2025	December 12, 2030	4.68%	SOFR with 5-day lookback	30,000		145
December 2025	December 12, 2030	4.72%	SOFR with 5-day lookback	25,000		85
December 2025	December 12, 2032	5.21%	SOFR with 5-day lookback	27,500		121
December 2025	December 12, 2032	5.25%	SOFR with 5-day lookback	12,500		27
				$250,000		$1,556
(1)	During the third quarter of 2025, the interest rate swap was rolled into the Revolving Line of Credit.

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

At March 31, 2026, we were in compliance with all applicable financial covenants. These debt obligations also contain additional customary covenants and events of default that are subject to a number of important and significant limitations, qualifications and exceptions.

The debt obligations by component as of March 31, 2026 are as follows (dollar amounts in thousands):

	Applicable		Available
	Interest	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing
Revolving line of credit (2)	4.39%	$282,963	$317,037
Term loans, net of debt issue costs	4.87%	198,315	—
Senior unsecured notes, net of debt issue costs	4.11%	386,145	—
Total	4.38%	$867,423	$317,037
(1)	Represents weighted average interest rate as of March 31, 2026.

(2)	Subsequent to March 31, 2026, we repaid $56,000 under our unsecured revolving line of credit. Accordingly, we have $226,963 outstanding and $373,037 available for borrowing under our unsecured revolving line of credit, as of May 6, 2026.

During the three months ended March 31, 2026, our debt borrowings and repayments were as follows (in thousands):

Debt Obligations	Borrowings	Repayments
Revolving line of credit	$119,000	$(88,900)	(1)
Senior unsecured notes	—	(5,000)
Total	$119,000	$(93,900)
(1)	Subsequent to March 31, 2026, we repaid $56,000 under our unsecured revolving line of credit. Accordingly, as of May 6, 2026, we have $226,963 outstanding and $373,037 available for borrowing under our unsecured revolving line of credit.

Equity

At March 31, 2026, we had 49,778,523 shares of common stock outstanding, total equity on our balance sheet was $1.2 billion and our equity securities had a market value of $1.8 billion. During the three months ended March 31, 2026, we declared and paid $29.2 million of cash dividends.

During the three months ended March 31, 2026, we acquired 149,745 shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

Subsequent to March 31, 2026, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of April, May and June 2026, payable on April 30, May 29, and June 30, 2026, respectively, to stockholders of record on April 22, May 21, and June 22, 2026, respectively.

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

During the three months ended March 31, 2026, we sold 1,145,565 shares of common stock for $43.4 million in net proceeds under our Equity Distribution Agreement. In conjunction with the sale of common stock, we incurred $550,000 of costs associated with this agreement which have been recorded in additional paid in capital as a reduction of proceeds received. At March 31, 2026, we had $244.5 million available under the Equity Distribution Agreement. Subsequent to March 31, 2026, we sold 1,402,933 shares of common stock for $51.9 million in net proceeds under our Equity Distribution Agreement. Accordingly, as of May 6, 2026, we have $192.4 million available under the Equity Distribution Agreement.

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

Stock-Based Compensation. During 2021, we adopted and our shareholders approved the 2021 Equity Participation Plan (“the 2021 Plan”), which replaced the 2015 Equity Participation Plan (“the 2015 Plan”). Under the 2021 Plan, 1,900,000 shares of common stock have been authorized and reserved for awards, less one share for every one share that was subject to an award granted under the 2015 Plan after December 31, 2020 and prior to adoption. In addition, any shares that are not issued under outstanding awards under the 2015 Plan because the shares were forfeited or cancelled after December 31, 2020 will be added to and again be available for awards under the 2021 Plan. Under the 2021 Plan, the shares were authorized and reserved for awards to officers, employees, non-employee directors and consultants. The terms of the awards granted under the 2021 Plan and the 2015 Plan are set by our compensation committee at its discretion. Beginning in the first quarter of 2024, we entered into Performance Stock Unit Award Agreements, based upon absolute and relative total shareholder return, under the 2021 Plan.

During the three months ended March 31, 2026, 125,176 shares of restricted stock and 170,827 performance-based stock units vested. During the three months ended March 31, 2026, we awarded restricted stock and performance-based stock units as follows:

	Grant Date
	Fair Value
No. of	per
Shares	Share	Award Type	Vesting Period
129,984	$38.92	Restricted stock	ratably over 3 years
62,247	$36.63	Performance-based stock units	TSR targets (1)
55,870	$40.81	Performance-based stock units	TSR targets (2)
248,101
(1)	Vesting is based on achieving certain total shareholder return (“TSR”) targets in three years.

(2)	Vesting is based on achieving certain TSR targets relative to the TSR of a predefined peer group in three years.

Critical Accounting Policies

Our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q are prepared in conformity with U.S. generally accepted accounting principles for interim financial information set forth in the Accounting Standards Codification as published by the Financial Accounting Standards Board, which require us to make estimates and assumptions regarding future events that affect the amounts reported in our financial statements and accompanying footnotes. We base these estimates on our experience and assumptions regarding future events we believe to be reasonable under the circumstances. Actual results could differ from those estimates and such differences may be material to the consolidated financial statements. We have described our most critical accounting policies in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our critical accounting policies or estimates since December 31, 2025.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the three months ended March 31, 2026. For additional information, refer to Item 7A as presented in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

There has not been any change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2026, we did not make any unregistered sales of equity securities.

During the three months ended March 31, 2026, we acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations. The average price per share for each month in the quarter ended March 31, 2026 are as follows:

Total Number
			of Shares	Maximum
			Purchased as	Number of
		Average	Part of	Shares that May
	Total Number	Price	Publicly	Yet Be
	of Shares	Paid per	Announced	Purchased
Period	Purchased	Share	Plan	Under the Plan
January 1 - January 31, 2026	—	$—	—	—
February 1 - February 28, 2026	61,198	$38.58	—	—
March 1 - March 31, 2026	88,547	$39.68	—	—
Total	149,745		—	—

Item 5. OTHER INFORMATION

Insider Trading Arrangements

During the three months ended March 31, 2026, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

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

LTC PROPERTIES, INC.
Registrant

Dated: May 6, 2026	By:	/s/ Caroline Chikhale
Caroline Chikhale
Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Financial Officer)