Form 10-Q
period 2026-06-30
LTC PROPERTIES INC
filed 2026-08-05
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Yes ☐ No ☑

The number of shares of common stock outstanding on July 29, 2026 was 53,905,563.

LTC PROPERTIES, INC.

FORM 10-Q

June 30, 2026

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share)

	June 30, 2026	December 31, 2025
	(unaudited)	(audited)
ASSETS
Investments:
Land	$139,436	$128,590
Buildings and improvements	1,639,229	1,482,075
Properties held-for-sale, net of accumulated depreciation: 2026—$4,523; 2025—$0	654	—
Accumulated depreciation and amortization	(425,246)	(408,906)
Owned real properties, net	1,354,073	1,201,759
Financing receivables, net of credit loss reserve: 2026—$2,869; 2025—$3,631	284,047	359,457
Mortgage loans receivable, net of credit loss reserve: 2026—$3,955; 2025—$3,849	392,137	381,662
Real property investments, net	2,030,257	1,942,878
Notes receivable, net of credit loss reserve: 2026—$257; 2025—$259	25,471	25,615
Investments in unconsolidated joint ventures	—	12,524
Investments, net	2,055,728	1,981,017

Other assets:
Cash and cash equivalents	40,435	14,387
Debt issue costs related to revolving line of credit	6,123	4,742
Interest receivable	24,621	22,720
Straight-line rent receivable	17,329	17,949
Prepaid expenses and other assets	32,622	21,245
Total assets	$2,176,858	$2,062,060
LIABILITIES
Revolving line of credit	$200,000	$252,863
Term loans, net of debt issue costs: 2026—$1,596; 2025—$1,787	198,404	198,213
Senior unsecured notes, net of debt issue costs: 2026—$814; 2025—$895	378,686	391,105
Accrued interest	1,793	3,806
Accrued expenses and other liabilities	56,344	53,689
Total liabilities	835,227	899,676
EQUITY
Stockholders’ equity:
Common stock: $0.01 par value; 110,000 shares authorized; shares issued and outstanding: 2026—53,906; 2025—48,482	539	485
Capital in excess of par value	1,386,159	1,189,846
Cumulative net income	1,896,637	1,843,407
Accumulated other comprehensive income	3,409	482
Cumulative distributions	(2,018,188)	(1,959,236)
Total LTC Properties, Inc. stockholders’ equity	1,268,556	1,074,984
Non-controlling interests	73,075	87,400
Total equity	1,341,631	1,162,384
Total liabilities and equity	$2,176,858	$2,062,060

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues:
Rental income	$25,990	$30,177	$52,329	$61,621
Resident fees and services	56,132	11,950	105,717	11,950
Interest income from financing receivables	5,640	7,084	13,895	14,086
Interest income from mortgage loans	10,315	9,680	20,544	18,859
Interest and other income	782	1,349	1,785	2,755
Total revenues	98,859	60,240	194,270	109,271
Expenses:
Interest expense	9,484	8,014	20,266	15,927
Depreciation and amortization	12,371	8,776	24,350	17,938
Seniors housing operating expenses	42,208	9,419	79,097	9,419
Provision (recovery) for credit losses	27	387	(657)	3,439
Transaction costs	1,189	6,706	1,877	7,147
Triple-net lease property tax expense	2,101	2,795	4,495	5,902
General and administrative expenses	8,161	8,447	16,743	15,418
Total expenses	75,541	44,544	146,171	75,190

Income before unconsolidated joint ventures, real estate dispositions and other items	23,318	15,696	48,099	34,081

Gain on sale of real estate, net	7,562	332	7,552	503
Income from unconsolidated joint ventures	101	439	396	4,104
Income tax (provision) benefit	(166)	81	(276)	81
Net income	30,815	16,548	55,771	38,769
Income allocated to non-controlling interests	(1,178)	(1,456)	(2,541)	(2,997)
Net income attributable to LTC Properties, Inc.	29,637	15,092	53,230	35,772
Income allocated to participating securities	(158)	(154)	(314)	(317)
Net income available to common stockholders	$29,479	$14,938	$52,916	$35,455

Earnings per common share:
Basic	$0.57	$0.33	$1.05	$0.78
Diluted	$0.56	$0.32	$1.05	$0.77

Weighted average shares used to calculate earnings per common share:
Basic	51,872	45,714	50,217	45,524
Diluted	52,198	46,028	50,543	45,838

Dividends declared and paid per common share	$0.57	$0.57	$1.14	$1.14

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$30,815	$16,548	$55,771	$38,769
Unrealized gain (loss) on cash flow hedges before reclassification	2,251	79	3,736	(59)
Gains reclassified from accumulated other comprehensive income to interest expense	(398)	(796)	(809)	(1,568)
Comprehensive income	32,668	15,831	58,698	37,142
Less: Comprehensive income allocated to non-controlling interests	(1,178)	(1,456)	(2,541)	(2,997)
Comprehensive income attributable to LTC Properties, Inc.	$31,490	$14,375	$56,157	$34,145

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(amounts in thousands)

			Capital in	Cumulative			Total	Non-
	Common Stock		Excess of	Net	Accumulated	Cumulative	Stockholder's	Controlling	Total
	Shares	Amount	Par Value	Income	OCI	Distributions	Equity	Interests	Equity
Balance—December 31, 2024	45,511	$455	$1,082,764	$1,725,435	$3,815	$(1,851,842)	$960,627	$92,378	$1,053,005
Issuance of common stock	238	2	8,409	—	—	—	8,411	—	8,411
Issuance of restricted stock	114	1	(1)	—	—	—	—	—	—
Common stock cash distributions ($0.57 per share)	—	—	—	—	—	(27,259)	(27,259)	—	(27,259)
Stock-based compensation expense	—	—	2,253	—	—	—	2,253	—	2,253
Net income	—	—	—	20,680	—	—	20,680	1,541	22,221
Vesting of performance-based stock units	163	2	(2)	—	—	—	—	—	—
Fair market valuation adjustment for interest rate swap	—	—	—	—	(910)	—	(910)	—	(910)
Cash paid for taxes in lieu of common shares	(138)	(1)	(4,771)	—	—	—	(4,772)	—	(4,772)
Acquisitions of non-controlling interest	—	—	2,883	—	—	—	2,883	(4,033)	(1,150)
Non-controlling interest distributions	—	—	—	—	—	—	—	(2,486)	(2,486)
Other	—	—	(11)	—	—	—	(11)	—	(11)
Balance—March 31, 2025	45,888	$459	$1,091,524	$1,746,115	$2,905	$(1,879,101)	$961,902	$87,400	$1,049,302
Issuance of common stock	149	2	5,167	—	—	—	5,169	—	5,169
Issuance of restricted stock	21	—	—	—	—	—	—	—	—
Common Stock cash distributions ($0.57 per share)	—	—	—	—	—	(26,297)	(26,297)	—	(26,297)
Stock-based compensation expense	—	—	2,795	—	—	—	2,795	—	2,795
Net income	—	—	—	15,092	—	—	15,092	1,456	16,548
Vesting of performance-based stock units	20	—	—	—	—	—	—	—	—
Fair market valuation adjustment for interest rate swap	—	—	—	—	(717)	—	(717)	—	(717)
Cash paid for taxes in lieu of common shares	(13)	—	(437)	—	—	—	(437)	—	(437)
Acquisitions of non-controlling interest	—	—	—	—	—	—	—	—	—
Non-controlling interest distributions	—	—	—	—	—	—	—	(1,456)	(1,456)
Other	—	—	—	—	—	—	—	—	—
Balance—June 30, 2025	46,065	$461	$1,099,049	$1,761,207	$2,188	$(1,905,398)	$957,507	$87,400	$1,044,907

Balance—December 31, 2025	48,482	$485	$1,189,846	$1,843,407	$482	$(1,959,236)	$1,074,984	$87,400	$1,162,384
Issuance of common stock	1,146	11	43,283	—	—	—	43,294	—	43,294
Issuance of restricted stock	130	1	(1)	—	—	—	—	—	—
Common stock cash distributions ($0.57 per share)	—	—	—	—	—	(29,171)	(29,171)	—	(29,171)
Stock-based compensation expense	—	—	2,064	—	—	—	2,064	—	2,064
Net income	—	—	—	23,593	—	—	23,593	1,363	24,956
Vesting of performance-based stock units	171	2	(2)	—	—	—	—	—	—
Fair market valuation adjustment for interest rate swap	—	—	—	—	1,074	—	1,074	—	1,074
Cash paid for taxes in lieu of common shares	(150)	(1)	(5,874)	—	—	—	(5,875)	—	(5,875)
Non-controlling interest distributions	—	—	—	—	—	—	—	(15,688)	(15,688)
Other	—	—	(12)	—	—	—	(12)	—	(12)
Balance—March 31, 2026	49,779	$498	$1,229,304	$1,867,000	$1,556	$(1,988,407)	$1,109,951	$73,075	$1,183,026
Issuance of common stock	4,112	41	154,529	—	—	—	154,570	—	154,570
Issuance of restricted stock	15	—	—	—	—	—	—	—	—
Common stock cash distributions ($0.57 per share)	—	—	—	—	—	(29,781)	(29,781)	—	(29,781)
Stock-based compensation expense	—	—	2,326	—	—	—	2,326	—	2,326
Net income	—	—	—	29,637	—	—	29,637	1,178	30,815
Fair market valuation adjustment for interest rate swap	—	—	—	—	1,853	—	1,853	—	1,853
Non-controlling interest distributions	—	—	—	—	—	—	—	(1,178)	(1,178)
Balance—June 30, 2026	53,906	$539	$1,386,159	$1,896,637	$3,409	$(2,018,188)	$1,268,556	$73,075	$1,341,631

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Six Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES:
Net income	$55,771	$38,769
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,350	17,938
Stock-based compensation expense	4,390	5,048
Gain on sale of real estate, net	(7,552)	(503)
Income tax provision (benefit)	276	(81)
Income from unconsolidated joint ventures	(396)	(4,104)
Income distributions from unconsolidated joint ventures	494	4,138
Straight-line rental adjustment	598	1,075
Adjustment for collectability of straight-line rental income	—	243
Adjustment for collectability of lease incentives	13	249
Effective interest income	(1,118)	(2,930)
Amortization of lease incentives	247	380
(Recovery) provision for credit losses	(657)	3,439
Amortization of debt issue costs	1,003	780
Other non-cash items, net	5	46
Change in operating assets and liabilities
Increase in interest receivable	(3,324)	(4,177)
Decrease in accrued interest payable	(2,013)	(212)
Net change in other assets and liabilities	(6,945)	(500)
Net cash provided by operating activities	65,142	59,598
INVESTING ACTIVITIES:
Investment in real estate properties	(171,623)	—
Investment in real estate capital improvements	(6,448)	(2,495)
Proceeds from sale of real estate, net	9,496	3,186
Investment in financing receivables	(373)	—
Proceeds from the sale of properties accounted for as a financing receivable	62,220	—
Investment in real estate mortgage loans receivable	(10,766)	(41,535)
Principal payments received on mortgage loans receivable	180	451
Investments in unconsolidated joint ventures	(34)	(192)
Proceeds from liquidation of investments in unconsolidated joint ventures	12,558	13,000
Principal payments received on notes receivable	146	888
Net cash used in investing activities	(104,644)	(26,697)
FINANCING ACTIVITIES:
Net (repayments) borrowings under revolving line of credit	(52,863)	24,200
Repayment of debt	(12,500)	(12,500)
Proceeds from common stock issued	198,064	13,785
Payments of common share issuance costs	(200)	(205)
Distributions paid to stockholders	(58,952)	(53,556)
Acquisition of and distributions paid to non-controlling interests	—	(1,188)
Financing costs paid	(2,112)	(22)
Cash paid for taxes in lieu of shares upon vesting of long-term equity incentives	(5,875)	(5,209)
Other	(12)	(11)
Net cash provided by (used in) financing activities	65,550	(34,706)
Increase (decrease) in cash and cash equivalents	26,048	(1,805)
Cash and cash equivalents, beginning of period	14,387	9,414
Cash and cash equivalents, end of period	$40,435	$7,609
Supplemental disclosure of cash flow information:
Interest paid	$21,276	$15,359
Non-cash investing and financing transactions:
Write-off of notes receivable	$—	$(2,693)
Increase (decrease) in fair value of interest rate swap agreements	$2,927	$(1,627)
Distributions paid to non-controlling interests	$(2,541)	$(3,904)
Transfer of joint venture partner's non-controlling interest to LTC	$—	$2,883
Distributions to non-controlling interests related to sale of properties accounted for as a financing receivable	$(14,325)	$—

See accompanying notes.

1.	Description of Business

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

As of June 30, 2026, our total gross investment portfolio included owned real properties subject to non-cancellable triple-net leases (“NNN” or “Triple-Net Portfolio”) (39.5%), SHOP (32.1%), properties we own accounted for as financing receivables (11.5%), mortgage loans receivable secured by first mortgages (15.9%) and notes receivable (1.0%).

Property Types

Our seniors housing and health care property classifications include independent living communities, assisted living communities, memory care communities and combinations thereof and skilled nursing centers (“SNF”). Independent living communities, assisted living communities, memory care communities and combinations thereof are included in the seniors housing communities classification (“SH”). We also have investments in other (“OTH”) types of properties, such as land parcels, projects under development (“UDP”) and a behavioral health care hospital. Any reference to the number or type of properties or facilities, number of units, number of beds, number of operators and yield on investments in real estate are unaudited and outside the scope of our independent registered public accounting firm’s review of our consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board.

2.	Basis of Presentation and Accounting Policies

Basis of Presentation

We have prepared consolidated financial statements included herein without audit and in the opinion of management have included all adjustments necessary for a fair presentation of the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to rules and regulations governing the presentation of interim financial statements. The results of operations for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of the results for a full year.

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

3.	Owned Real Properties

Our owned real properties include 92 properties within our Triple-Net Portfolio leased to 16 different operators and 34 properties within our SHOP segment managed on our behalf by 11 independent operators under separate management agreements. The following tables summarize our investments in owned properties at June 30, 2026 (dollar amounts in thousands):

	NNN			SHOP			Total
		Percentage	Number		Percentage	Number		Percentage	Number
	Gross	of	of	Gross	of	of	Gross	of	of
Type of Property	Investment	Investment	Properties (1)	Investment	Investment	Properties (1)	Investment	Investment	Properties (1)
Seniors Housing	$447,788	25.1%	50	$801,022	44.9%	34	$1,248,810	70.0%	84
Skilled Nursing	523,027	29.3%	41	—	—%	—	523,027	29.3%	41
Other (2)	12,005	0.7%	1	—	—%	—	12,005	0.7%	1
Total (3)	$982,820	55.1%	92	$801,022	44.9%	34	$1,783,842	100.0%	126

				Average
		Number of		Investment
	Gross	SNF	SH	per
Type of Property	Investment	Beds	Units	Bed/Unit
Seniors Housing-NNN	$447,788	—	2,971	$150.72
Seniors Housing-SHOP	801,022	—	2,879	$278.23
Seniors Housing	1,248,810	—	5,850	$213.47
Skilled Nursing	523,027	5,076	236	$98.46
Other (2)	12,005	118	—	n/a
Total (3)	$1,783,842	5,194	6,086
(1)	We own properties in 22 states.

(2)	Includes three parcels of land held-for-use, and one behavioral health care hospital.

(3)	Subsequent to June 30, 2026, we acquired five SHs within our SHOP segment for an aggregate purchase price of $207,850. The communities have an aggregate of 495 units and are located in Colorado, Minnesota (2), New Mexico and Wisconsin. Additionally, we sold a 99-bed SNF in Oregon for $34,200. The property had a gross book value and net book value of $5,177 and $654, respectively.

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

During the six months ended June 30, 2026, we continued to expand our SHOP segment. Accordingly, we acquired five seniors housing communities within our SHOP segment for $171,455,000. See Acquisitions below for more information. Also, we terminated two additional triple-net master leases and converted four seniors housing communities covered under these master leases into our SHOP segment. Upon conversion, we entered into management agreements with two operators new to us. The communities are located in Georgia, South Carolina and Texas (2) with a total of 247-units and an aggregate gross book value of $59,387,000. As of June 30, 2026, our SHOP segment represented 32.1% of our gross portfolio investments and comprised of 34 seniors housing communities that are managed on our behalf by 11 independent operators pursuant to separate management agreements.

The following table presents information related to our SHOP segment as of June 30, 2026 (dollar amounts in thousands):

					Average
			Number	Number	Investment
	Gross		of	of	per
State	Investment		Properties	Units	Unit
Wisconsin	$248,824		7	742	$335.34
Georgia	148,036		5	552	$268.18
Illinois	68,130		5	325	$209.63
Arizona	54,312		1	104	$522.23
California	49,036		2	133	$368.69
Colorado	41,950		4	228	$183.99
Kentucky	39,901		2	158	$252.54
Oregon	33,361		1	186	$179.36
Tennessee	31,491		1	100	$314.91
Texas	26,786		2	88	$304.39
All Other	59,195		4	263	$225.08
Total	$801,022	(1)	34	2,879	$278.23
(1)	Subsequent to June 30, 2026, we acquired the following five additional communities within our SHOP segment and we entered into three management agreements with three independent operators:

	Number		Number	Type
	of	Purchase	of	of
State	Properties	Price	Units	Property
Minnesota	2	$95,350	215	SH
New Mexico & Colorado	2	72,500	133	SH
Wisconsin	1	40,000	147	SH
Totals	5	$207,850	495

Acquisitions

During the six months ended June 30, 2026 and 2025, we acquired the following communities within our SHOP segment (dollar amounts in thousands):

					Total		Number	Number
			Purchase	Transaction	Acquisition		of	of
Year	State (1)	Type of Property	Price (1)	Costs	Costs (1)		Properties (1)	Beds/Units (1)
2026	Georgia	SH	$108,000	$192	$108,192		3	394
	Arizona	SH	54,250	58	54,308		1	104
	Illinois	SH	9,205	82	9,287		1	61
	Totals		$171,455	$332	$171,787	(2)	5	559

2025	n/a	n/a	$—	$—	$—		—	—
(1)	Subsequent to June 30, 2026, we acquired the following five additional communities within our SHOP segment and entered into three management agreements with three independent operators:

	Number		Number	Type
	of	Purchase	of	of
State	Properties	Price	Units	Property
Minnesota	2	$95,350	215	SH
New Mexico & Colorado	2	72,500	133	SH
Wisconsin	1	40,000	147	SH
Totals	5	$207,850	495

(2)	Excludes $217 of additional costs incurred related to 2025 acquisitions. Additionally, at acquisition, we received property tax proration credits of $381.

The total acquisition costs allocated to SHOP assets acquired were as follows (dollar amounts in thousands):

Amount
Land	$10,996
Buildings and improvements	160,791
Total acquisition costs	$171,787

Capital Improvement Projects

During the six months ended June 30, 2026 and 2025, we funded capital improvement projects of $5,275,000 and $91,000, respectively, within our SHOP segment.

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

Lease Extensions

Many of the triple-net leases contain renewal options that, if exercised, could result in the amount of rent payable upon renewal being greater than that currently being paid. The following table provides information related to our triple-net lease extensions during the six months ended June 30, 2026 and 2025 (dollar amounts in thousands):

		Number	Number
	Gross	of	of		Original		Extended
Type of Property	Investment	Properties	Beds/Units	State	Maturity		Maturity
SH	$83,293	5	266	CO, NJ	December 31, 2027		December 31, 2032
SH	68,767	7	461	IL, MI, OH	May 31, 2026		May 31, 2027
SH	9,052	4	155	OK	October 31, 2026		October 31, 2030
	$161,112	16	882

SH	$68,353	7	461	IL, MI, OH	May 31, 2025		May 31, 2026
SNF	53,339	6	782	AL, NM	April 30, 2026	(1)	April 30, 2031
SH	32,361	2	159	GA, SC	December 31, 2025		December 31, 2026
SH	25,704	2	88	TX	February 28, 2025		February 28, 2026
SNF	13,054	2	211	SC	February 28, 2026		February 28, 2031
SNF	5,275	2	141	TN	December 31, 2025	(2)	December 31, 2026
	$198,086	21	1,842
(1)	During the third quarter of 2025, Genesis Healthcare, Inc. (“Genesis”) filed for Chapter 11 bankruptcy. Genesis has paid their contractual rent through August 2026.

(2)	During the third quarter of 2025, the operator provided an election notice to exercise its purchase option, and the properties were sold during the second quarter of 2026. See Properties Sold below for more information.

Lease Terminations

During the six months ended June 30, 2026, we terminated two triple-net master leases and converted four seniors housing communities covered under the master leases into our SHOP segment. Upon conversion, we entered into management agreements with two independent operators. The communities are located in Georgia, South Carolina and Texas (2) with a total of 247 units and an aggregate gross book value of $59,387,000.

During the six months ended June 30, 2025, we terminated two existing leases with the same operator, and combined them into a single master lease. The new master lease had a five-year term with one 1-year extension option and four 5-year extension options. In connection with the termination of these leases, we wrote-off straight-line rent receivable and lease incentive balances of $243,000 and $249,000, respectively. During the fourth quarter of 2025, we terminated the new master lease and converted the communities covered under the master lease into our SHOP segment.

Also, during the six months ended June 30, 2025, we terminated our Anthem triple-net master leases and converted the communities covered under the master leases into our SHOP segment. In conjunction with the conversion, we wrote-off Anthem’s working capital note of $2,693,000 and the related interest receivable of $371,000 during the six months ended June 30, 2025. In addition, we terminated our triple-net lease with New Perspective Senior Living, LLC (“New Perspective”) and converted the community covered under the lease into our SHOP segment. In connection with the conversion, we paid New Perspective a $5,971,000 lease termination fee.

Components of Rental Income

The following table summarizes components of our rental income for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Rental Income	2026		2025		2026		2025
Contractual cash rental income	$24,187	(1)	$28,079	(1)	$48,723	(1)	$57,702	(1)
Variable cash rental income (2)	2,196		2,777		4,464		5,866
Straight-line rent adjustment	(264)		(497)		(598)		(1,075)
Adjustment of lease incentives and rental income	(13)	(3)	—		(13)	(3)	(492)	(4)
Amortization of lease incentives	(116)		(182)		(247)		(380)
Total	$25,990		$30,177		$52,329		$61,621
(1)	Decreased primarily due to the conversion of communities from NNN to the SHOP segment and lower rent due to property sales, partially offset by rent increases from fair-market rent resets, escalations and capital improvements.

(2)	The variable cash rental income for the three and six months ended June 30, 2026 and 2025 includes reimbursement of real estate taxes by our lessees. Decreased due to the conversion of communities from NNN to SHOP and property sales.

(3)	In connection with the termination of a master lease and converting the communities covered under the master lease into our SHOP segment, we wrote-off lease incentive balance of $13.

(4)	In connection with the termination of two existing leases with the same operator, and combining them into a single master lease, we wrote-off a straight-line rent receivable of $243 and a lease incentive balance of $249.

We monitor the collectability of our receivable balances, including deferred rent receivable balances, on an ongoing basis. For leases where we have concluded it is not probable that we will collect substantially all the lease payments under those leases, recognition of rental income is limited to the lesser of the amount of cash collected or rental income reflected on a straight-line basis. We write-off uncollectible operator receivable balances, including straight-line rent receivable and lease incentives balances, as a reduction to rental income in the period such balances are no longer probable of being collected. During the six months ended June 30, 2026, we wrote-off lease incentive balance of $13,000, in connection with the termination of a master lease and converting the communities covered under the master lease into our SHOP segment. During the six months ended June 30, 2025, we wrote-off straight-line rent receivable and lease incentive balances of $243,000 and $249,000, respectively, in connection with the termination of two existing leases with the same operator, and combining them into a master lease as discussed above.

We continue to take into account the current financial conditions of our operators, in our estimation of uncollectible accounts and deferred rents receivable and closely monitor the collectability of such rents, adjusting future estimates as necessary.

Purchase Options

Some of our triple-net lease agreements provide purchase options allowing the lessees to purchase the properties they currently lease from us. The following table summarizes information about purchase options included in our lease agreements as of June 30, 2026 (dollar amounts in thousands):

			Type	Number
Option			of	of	Gross	Net Book
Window		State	Property	Properties	Investments (1)	Value
2027-2029		Oklahoma	SH	4	$9,052	$2,874
2027-2029	(2)	Texas	SNF	4	52,726	46,868
2029		Colorado/Kansas/Ohio/Texas	SH	17	65,877	27,596
2029		North Carolina	SH	5	15,239	6,595
		Total		30	$142,894	$83,933
(1)	Gross investments include previously recorded impairment losses, if any.

(2)	The operator may elect to either receive an earn-out payment or exercise its purchase option. If neither option is elected within the timeframe defined in the lease, both elections are terminated. For more information regarding the earn-out see Note 14. Commitments and Contingencies.

See Note-4 Financing Receivables for purchase options included in our financing receivable agreements.

Improvement Projects

During the six months ended June 30, 2026 and 2025, we invested in the following capital improvement projects within our Triple-Net Portfolio (dollar amounts in thousands):

	Six Months Ended June 30,
Type of Property	2026	2025
Seniors Housing Communities	$793	$1,668
Skilled Nursing Centers	380	736
Total	$1,173	$2,404

Properties Held-for-Sale

The following table summarizes our held-for-sale properties as of June 30, 2026 and December 31, 2025 (dollar amounts in thousands):

		Type	Number		Number
		of	of		of	Gross	Accumulated
	State	Property	Properties		Beds/units	Investment	Depreciation
At June 30, 2026	Oregon	SNF	1	(1)	99	$5,177	$(4,523)
At December 31, 2025	n/a	n/a	—		—	$—	$—
(1)	Subsequent to June 30, 2026, this property was sold.

Properties Sold

During the six months ended June 30, 2026 and 2025, we recognized a net gain on sale of real estate of $7,552,000 and $503,000, respectively. The following table summarizes property sales during the six months ended June 30, 2026 and 2025 (dollar amounts in thousands):

		Type	Number	Number
		of	of	of	Sales	Carrying	Net
Year	State	Properties	Properties	Beds/Units	Price	Value	Gain (Loss) (1)
2026 (2)	Tennessee	SNF	2	141	$9,500	$1,944	$7,562
	n/a	n/a	—	—	—	—	(10)	(3)
Total			2	141	$9,500	$1,944	$7,552

2025	Ohio	SH	1	39	$1,000	$670	$259
	Ohio (4)	n/a	—	—	1,800	1,342	340
	Oklahoma	SH	1	29	670	670	(96)
Total			2	68	$3,470	$2,682	$503

(

(1)	Calculation of net gain (loss) includes cost of sales and write-off of straight-line receivable and lease incentives, when applicable.

(2)	Subsequent to June 30, 2026, we sold a 99-bed skilled nursing center in Oregon for $34,200. The property had a gross book value and a net book value of $5,177 and $654, respectively. At June 30, 2026, this property met the criteria under GAAP as held-for-sale.

(3)	We recognized a loss due to additional costs incurred related to properties sold during 2025.

(4)	We sold a parcel of land adjacent to a memory care community within our portfolio.
4.	Financing Receivables

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

The following tables provide information regarding our investments in financing receivables at June 30, 2026 (dollar amounts in thousands):

							Type	Number	Number	Purchase	Investment
Interest		Investment	Lease		Gross	LTC	of	of	of	Option	per
Rate		Year	Maturity	State	Investments	Investment	Properties	Properties	Beds/Units	Window	Bed/Unit
7.50%	(1)	2023	2033	NC	$123,456	$120,540	SH	11	523	2025-2029	$236.05
7.25%	(2)	2024	2034	NC/SC	122,460	64,450	SH	13	523	2024-2028	$234.15
7.25%	(2)	2024	2034	NC	41,000	37,985	SH	4	217	2024-2028	$188.94
Total					$286,916	$222,975		28	1,263
(1)	The seller-lessee has the option to buy the properties in multiple tranches and in serial closings approved by LTC with an exit IRR of 9.0% on any portion of the properties being purchased.

(2)	The seller-lessee has a purchase option exercisable with an exit IRR of 8.0%.

The following table summarizes our financing receivable activity for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026		2025
Investment and funding under financing receivables	$373		$—
Sale of properties accounted for as a financing receivable	(62,220)	(1)	—
Distribution paid to non-controlling interest related to sale of properties accounted for as a financing receivable	(14,325)	(1) (2)	—
Amortization of capital costs	—		(43)
Recovery of credit losses	762		—
Net decrease in financing receivables	$(75,410)		$(43)
(1)	During the three months ended March 31, 2026, the lessee exercised its purchase option pursuant to its master lease to acquire three skilled nursing centers in Florida with a total of 299 beds. In conjunction with this transaction, we received exit IRR income of $1,812. Additionally, we wrote-off $198 effective interest receivable previously recognized over the term of the financing receivable through payoff.

(2)	Represents a non-cash distribution made in connection with the payoff discussed in (1) above.

5.	Mortgage Loans Receivable

The following table sets forth information regarding our investments in mortgage loans secured by first mortgages at June 30, 2026 (dollar amounts in thousands):

						Type	Percentage	Number of				Investment
				Gross		of	of			SNF	SH	per
Interest Rate		Maturity	State	Investment		Property	Investment	Loans (1)	Properties (1)	Beds	Units	Bed/Unit
11.3%	(2)	2043	MI	$179,875		SNF	45.4%	1	14	1,749	—	$102.84
8.3%		2030	CA	56,379		SH	14.2%	1	2	—	171	$329.70
8.5%		2030	FL	40,528		SH	10.2%	1	1	—	250	$162.11
10.3%	(3)	2045	MI	39,550		SNF	10.0%	1	4	480	—	$82.40
10.8%	(3)	2045	MI	19,600		SNF	5.0%	1	2	201	—	$97.51
8.8%		2027	MI	17,983		SH	4.6%	1	1	—	85	$211.56
11.0%	(3)	2045	MI	14,775		SNF	3.7%	1	1	146	—	$101.20
7.3%		2027	NC	11,016		SH	2.8%	1	1	—	45	$244.80
9.0%	(4)	2030	IL	16,386		UDP	4.1%	1	—	—	—	$—
Total				$396,092	(1)		100.0%	9	26	2,576	551	$126.67
(1)	Our mortgage loans are secured by properties located in five states with six borrowers. Additionally, some loans contain certain guarantees and/or provide for certain facility fees. Gross investment shown above excludes the impact of credit loss reserve.

(2)	During 2025, we modified the mortgage loan with Prestige, the borrower, to provide Prestige an option to prepay their mortgage loan at par without penalty within a 12-month window beginning in July 2026. The modification was effective July 1, 2025. Under the modification, Prestige agreed to provide us with at least a 90-day notice of its intention to exercise the option, and the ability for Prestige to exercise the pre-payment option is contingent on several factors including Prestige being current and in good standing on all its mortgage loans with LTC and obtaining replacement financing. In conjunction with the loan modification and the penalty-free early payoff option, during the third quarter of 2025, we wrote-off $41,455 of effective interest previously accrued related to this mortgage loan. During the three months ended March 31, 2026, Prestige provided notice of its intent to repay its $179,875 mortgage loan. Prestige is current on their contractual loan obligations through August 2026.

(3)	Mortgage loans provide for 2.25% annual increases in the interest rate after a certain time period.

(4)	During 2024, we committed to fund a $26,120 mortgage loan for the construction of a 116-unit SH located in Illinois. The borrower contributed $12,300 of equity which initially funded the construction. During the third quarter of 2025, we began funding the commitment. The loan bears interest at a current rate of 9.0% and an IRR of 9.5%.

The following table summarizes our mortgage loan activity for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026		2025
Originations and funding under mortgage loans receivable	$9,472	(1)	$41,535	(2)
Application of interest reserve	1,294		—
Scheduled principal payments received	(180)		(451)
Mortgage loan premium amortization	(5)		(3)
Provision for credit losses	(106)		(411)
Net increase in mortgage loans receivable	$10,475		$40,670
(1)	We funded the following:

(a)	$8,592 under a $26,120 mortgage loan commitment for the construction of a 116-unit SH located in Illinois. The borrower contributed $12,300 of equity which was used to initially fund the construction. During the third quarter of 2025, we began funding this commitment. Our remaining commitment is $9,734. The loan bears interest at a current rate of 9.0% and an IRR of 9.5%; and

(b)	$880 under a $19,500 mortgage loan commitment for the construction of an 85-unit SH in Michigan. The borrower contributed $12,100 equity upon origination, which was used to initially fund the construction. Our remaining commitment is $1,517. The 8.8% interest-only loan matures in March 2027 and includes two one-year extension options, each of which is contingent on certain coverage thresholds.

(2)	We funded the following:

(a)	$38,495 under a $42,300 mortgage loan commitment secured by a 250-unit SH in Florida. The loan term is five years at a fixed rate of 8.5%; and

(b)	$3,040 under our $19,500 mortgage loan commitment discussed in (1) (b) above.
6.	Investment in Unconsolidated Joint Ventures

We had a $12,700,000 acquisition, development and construction (“ADC”) mortgage loan with a carrying value of $12,558,000. The ADC mortgage loan, secured by a 104-bed skilled nursing center in Texas, met the accounting criteria to be considered a variable interest entity (“VIE”). We were not the primary beneficiary of the VIE as we did not have both: 1) the power to direct the activities that most significantly affect the VIE’s economic performance, and 2) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. However, we had significant influence over the VIE. Therefore, we accounted for the investment as a joint venture using the equity method of accounting. During the three months ended June 30, 2026, the mortgage loan was paid off.

Additionally, we had two preferred equity investments that also met the accounting criteria to be considered a VIE based on the same factors discussed above for the ADC loan. During 2025, both preferred equity investments were redeemed. The following table summarizes income recognized, and cash interest received related to our investments in unconsolidated joint ventures during the six months ended June 30, 2026 and 2025 (in thousands):

	Type
	of	Income		Cash Income		Non-cash
Year	Properties	Recognized		Earned		Income Accrued
2026	SNF (1)	$494	(1)	$396	(1)	$—

2025	SNF (1)	$589	(1)	$589	(1)	$—
	SH (2)	289	(2)	289	(2)	—
	SH (3)	3,226	(3)	3,172	(3)	54
Total		$4,104		$4,050		$54
(1)	During the second quarter of 2026, the mortgage loan was paid off.

(2)	During the fourth quarter of 2025, our preferred equity investment in the JV that owns a 109-unit SH in Washington was redeemed for $8,140, which included a 12.0% exit IRR of $1,800.

(3)	During the first quarter of 2025, our preferred equity investment in the JV that owns a 267-unit SH in Washington was redeemed for $15,962, which included a 13% exit IRR of $2,962.
7.	Notes Receivable

Notes receivable consist of working capital loans and a mezzanine loan. The following table summarizes our investments in notes receivable at June 30, 2026 (dollar amounts in thousands):

Interest			Type of	Gross			Type of
Rate	IRR	Maturity	Loan	Investment		# of loans	Property
9.0%	—	2026	Working capital	$25		1	SH
8.0%	11.0%	2027	Mezzanine	25,000		1	SH
0.0%	—	2028	Working capital	703		1	SNF
Total				$25,728	(1)	3
(1)	Excludes the impact of credit loss reserve.

The following table is a summary of our notes receivable components as of June 30, 2026 and December 31, 2025 (in thousands):

	At June 30, 2026	At December 31, 2025
Mezzanine loans	$25,000	$25,000
Working capital loans	728	874
Notes receivable credit loss reserve	(257)	(259)
Total notes receivable, net of credit loss reserve	$25,471	$25,615

The following table summarizes our notes receivable activity for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Principal payments received under notes receivable	$(146)	$(888)
Write-off of notes receivable	—	(2,693)	(1)
Recovery of credit losses	2	36
Net decrease in notes receivable	$(144)	$(3,545)
(1)	Represents the write-off of Anthem Memory Care LLC (“Anthem”) working capital note in connection with the conversion of Anthem’s triple-net leases to SHOP.
8.	Credit Loss Reserve

We apply ASC Topic 326, Financial Instruments-Credit Losses (“ASC 326”), which requires a forward-looking “expected loss” model, to estimate our loan losses. We determined our Financing receivables, Mortgage loans receivable and Notes receivable line items on our Consolidated Balance Sheets are within the scope of ASC 326.

Financing receivables. We obtained controlling interests in JVs that acquired properties through sale and leaseback transactions. The JVs concurrently leased the purchased properties to affiliates of sellers and provided the sellers-lessees with purchase options. We consolidated the JVs as Financing receivables on our Consolidated Balance Sheets. For more information regarding these transactions see Note 4. Financing Receivables above. At June 30, 2026, we had investments in three JVs accounted for as financing receivables that owned 28 properties in two states. In addition to owning the properties through our controlling interests in the JVs, generally, these leases provide one or more of the following: security deposits, property tax impounds, repair and maintenance escrows and other credit enhancements such as corporate or personal guarantees or letters of credit.

Mortgage loans. As part of our strategy of making investments in properties used in the provision of long-term health care services, we provided mortgage loan financing on such properties. At June 30, 2026, we had nine mortgage loans secured by 26 properties in five states with six borrowers. In addition to a lien on the mortgaged properties, the loans are generally secured by non-real estate assets of the properties and contain certain other security provisions in the form of letters of credit and/or security deposits.

Notes receivable. Our notes receivable consist of working capital notes and a mezzanine loan. Security for these notes can include all or a portion of the following credit enhancements: secured second mortgage, pledge of equity interests and personal/corporate guarantees.

The following table summarizes our financial instruments within the scope of ASC 326 by year of origination (in thousands):

	Year of origination (1)						At June 30, 2026
Investment Type:	2026	2025	2024	2023	2022	Prior	Total	Credit loss reserve
Financing receivables	$—	$—	$163,460	$123,456	$—	$—	$286,916	$2,869

Mortgage loans receivable	$—	$96,907	$16,386	$28,999	$—	$253,800	$396,092	$3,955

Mezzanine loans	$—	$—	$—	$—	$25,000	$—	$25,000	$250
Working Capital loans	—	—	25	—	—	703	728	7
Total Notes Receivable	$—	$—	$25	$—	$25,000	$703	$25,728	$257
(1)	Excludes paid-off loans. Additional funding, if any, is included in the year of the origination of the initial loan.

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

The expected credit losses related to our financial instruments that are within the scope of ASC 326 are as follows (in thousands):

		Recovery		Provision
	Balance	due to		due to	Balance
	at	Payoffs/		Originations/	at
Description	12/31/2025	Write-offs		additional funding	6/30/2026
Credit Loss Reserve – Financing Receivables	$3,631	$(765)	(1)	$3	$2,869
Credit Loss Reserve – Mortgage Loans Receivable	3,849	—		106	3,955
Credit Loss Reserve – Notes Receivable	259	(2)		—	257
(1)	Relates to the recovery of a credit loss reserve on a financing receivable resulting from the lessee’s exercise of its purchase option for the underlying properties during the three months ended March 31, 2026.

We elected not to measure an allowance for expected credit losses on accrued interest receivable under the expected credit loss standard as we have a policy in place to reserve or write-off accrued interest receivable in a timely manner through our quarterly review of the loan and property performance. Therefore, we elected the policy to write-off accrued interest receivable by recognizing credit loss expense. As of June 30, 2026, the total balance of accrued interest receivable of $24,621,000 was not included in the measurement of expected credit loss. During the six months ended June 30, 2025, we wrote-off Anthem’s interest receivable of $371,000 in connection with the conversion of Anthem’s triple-net leases to SHOP as explained in Note 3. Owned Real Properties.

9.	Prepaid Expenses and Other Assets

The following is a summary of our prepaid expenses and other assets at June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Investments, prepaid expenses and other assets	$7,016	$3,609
Intangible assets, net of accumulated amortization: 2026— $2,135; 2025— $1,789	6,174	6,520
SHOP prepaid expenses and other assets	6,419	2,399
SHOP accounts receivable, net of credit loss reserve: 2026— $443; 2025— $304	4,928	3,130
Interest rate swap asset	3,409	482
Right of use asset, net	2,412	2,580
Lease incentives	2,264	2,525
Total	$32,622	$21,245

10.	Intangible Assets

We make estimates in allocating the purchase price of acquisitions to the various components of the acquisition based on the fair value of each component. For certain acquisitions, such components include in-place leases and other intangible assets. In the case of the value of in-place leases, we make estimates based on the evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during the hypothetical expected lease-up periods, market conditions and costs to execute similar leases. The following is a summary of the carrying amount of intangible assets as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026					December 31, 2025
			Accumulated					Accumulated
Assets	Cost		Amortization		Net	Cost		Amortization		Net
In-place leases	$30,403	(1)	$(10,025)	(2)	$20,378	$24,098	(1)	$(7,772)	(2)	$16,326
Tax abatement intangible	$8,309	(3)	$(2,135)	(3)	$6,174	$8,309	(3)	$(1,789)	(3)	$6,520
(1)	Included in the Buildings and improvements line item in our Consolidated Balance Sheets. Increase relates to acquisition of five seniors housing communities during 2026 within our SHOP segment. See Note 3. Owned Real Properties for more information regarding our SHOP segment acquisitions.

(2)	Included in the Accumulated depreciation and amortization line item in our Consolidated Balance Sheets.

(3)	Included in the Prepaid expenses and other assets line item in our Consolidated Balance Sheets.

The following table provides future amortization expenses related to the intangible assets at June 30, 2026 (in thousands):

		July-December
	Total	2026	2027	2028	2029	2030	2031	Thereafter
In-place leases (1)	$20,378	$2,390	$4,662	$4,329	$3,998	$3,454	$1,214	$331
Tax abatement intangible (2)	6,174	346	692	692	692	692	692	2,368
	$26,552	$2,736	$5,354	$5,021	$4,690	$4,146	$1,906	$2,699
(1)	Recorded as amortization expense included in the Depreciation and amortization line item on our Consolidated Statements of Income.

(2)	Recorded as Triple-net lease property tax expense on our Consolidated Statements of Income.

11.	Debt Obligations

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

During the third quarter of 2025, we entered into a new four-year unsecured credit agreement (the “Credit Agreement”) maturing in July 2029, to replace the Original Credit Agreement. The Credit Agreement increased the aggregate commitment on our revolving line of credit from $425,000,000 to $600,000,000 (the “Revolving Line of Credit”), provided for the opportunity to increase the total commitment to an aggregate $1,200,000,000 (the “Accordion”) and allowed for a one-year extension option, subject to customary conditions. Material terms of the Credit Agreement remained unchanged. In connection with the Credit Agreement, the Original Term Loans were rolled into the Revolving Line of Credit. During the fourth quarter of 2025, we amended our Credit Agreement to increase the aggregate commitment of the lenders by $200,000,000 to a total of $800,000,000 through the exercise of the Accordion and established term loans totaling $200,000,000 (the “Term Loans”). The Term Loans consist of $50,000,000, $55,000,000, $55,000,000 and $40,000,000 borrowings, with contractual maturities of three, four, five and seven years, respectively.

During the second quarter of 2026, we entered into an amendment to the Credit Agreement (the “Amended Credit Agreement”) to increase the aggregate commitment of its lenders by $300,000,000 to a total of $1,100,000,000, through the exercise of the Credit Agreement’s accordion feature. The $300,000,000 increase expands our aggregate revolving credit (the “Amended Revolving Line of Credit”) commitment to $900,000,000. Additionally, the Amended Credit Agreement increases the Accordion feature up to $2,000,000,000 (the “Amended Accordion”). The material terms of the Amended Credit Agreement remain unchanged.

Based on our leverage at June 30, 2026, the facility provides for interest annually at SOFR plus 105 basis points and a facility fee of 15 basis points.

Interest Rate Swap Agreements. In connection with entering into the Original Term Loans described above, we entered into two receive variable/pay fixed interest rate swap agreements with maturities of November 19, 2025 and November 19, 2026, respectively, that effectively locked in the forecasted interest payments on the Original Term Loans’ borrowings over their four and five year terms of the loans. Additionally, during the fourth quarter of 2025, we entered into interest rate swaps with maturities of three, four, five and seven years, respectively to effectively lock-in the forecasted interest payments on the Term Loans. Furthermore, during the second quarter of 2026, we entered into three-year interest rate swap agreements to effectively fix the interest rate on $150,000,000 of borrowings under our Amended Revolving Line of Credit. Our interest rate swaps are considered cash flow hedges and are recorded on our Consolidated Balance Sheets at fair value in Prepaid expenses and other assets, with cumulative changes in the fair value of these instruments recognized in Accumulated other comprehensive income (loss) on our Consolidated Balance Sheets. During the six months ended June 30, 2026 and 2025, we recorded an increase of $2,927,000 and a decrease of $1,627,000 to the fair value of our interest rate swaps, respectively.

Information regarding our interest rate swaps measured at fair value, which are classified as Level 2 of the fair value hierarchy, is presented below (dollar amounts in thousands):

				Notional		Fair Value at
Swap Rate	Date Entered	Maturity Date	Rate Index	Amount		June 30, 2026	December 31, 2025
2.46%	November 2021	November 19, 2026	1-month SOFR	$50,000	(1)	$486	$938
4.61%	December 2025	December 12, 2028	SOFR with 5-day lookback	25,000		312	(52)
4.61%	December 2025	December 12, 2028	SOFR with 5-day lookback	25,000		315	(55)
4.65%	December 2025	December 12, 2029	SOFR with 5-day lookback	55,000		798	(136)
4.68%	December 2025	December 12, 2030	SOFR with 5-day lookback	30,000		496	(45)
4.72%	December 2025	December 12, 2030	SOFR with 5-day lookback	25,000		380	(74)
4.95%	June 2026	June 25, 2029	SOFR with 5-day lookback	30,000		20	—
4.97%	June 2026	June 25, 2029	SOFR with 5-day lookback	35,000		(3)	—
4.97%	June 2026	June 25, 2029	SOFR with 5-day lookback	30,000		—	—
4.99%	June 2026	June 25, 2029	SOFR with 5-day lookback	55,000		(30)	—
5.21%	December 2025	December 12, 2032	SOFR with 5-day lookback	27,500		455	(45)
5.25%	December 2025	December 12, 2032	SOFR with 5-day lookback	12,500		180	(49)
				$400,000		$3,409	$482
(1)	During the third quarter of 2025, the interest rate swap was rolled into the Revolving Line of Credit.

Senior Unsecured Notes. We have senior unsecured notes held by institutional investors with interest rates ranging from 3.66% to 4.50%. The senior unsecured notes mature between 2026 and 2033.

The Credit Agreement and the senior unsecured notes contain financial covenants, which are measured quarterly, that require us to maintain, among other things:

●	a ratio of total indebtedness to total asset value not greater than 0.6 to 1.0;

●	a ratio of secured debt to total asset value not greater than 0.35 to 1.0;

●	a ratio of unsecured debt to the value of the unencumbered asset value not greater than 0.6 to 1.0; and
●	a ratio of EBITDA, as calculated in the debt obligation, to fixed charges not less than 1.50 to 1.0.

At June 30, 2026, we were in compliance with all applicable financial covenants. These debt obligations also contain additional customary covenants and events of default that are subject to a number of important and significant limitations, qualifications and exceptions.

The following table sets forth information regarding debt obligations by component as of June 30, 2026 and December 31, 2025 (dollar amounts in thousands):

		At June 30, 2026		At December 31, 2025
	Applicable		Available		Available
	Interest	Outstanding	for	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing	Balance	Borrowing
Revolving line of credit (2)	4.33%	$200,000	$700,000	$252,863	$347,137
Term loans, net of debt issue costs	4.66%	198,404	—	198,213	—
Senior unsecured notes, net of debt issue costs (3)	4.11%	378,686	—	391,105	—
Total	4.31%	$777,090	$700,000	$842,181	$347,137
(1)	Represents weighted average interest rate as of June 30, 2026.

(2)	Subsequent to June 30, 2026, we borrowed $156,100 under our unsecured revolving line of credit. Accordingly, we have $356,100 outstanding and $543,900 available for borrowing under our unsecured revolving line of credit as of August 5, 2026.

(3)	Subsequent to June 30, 2026, we repaid $7,000 in scheduled principal paydown on our senior unsecured notes.

During the six months ended June 30, 2026 and 2025, our debt borrowings and repayments were as follows (in thousands):

	Six Months Ended June 30,
	2026				2025
Debt Obligations	Borrowings		Repayments		Borrowings	Repayments
Revolving line of credit	$125,037	(1)	$(177,900)		$53,600	$(29,400)
Senior unsecured notes	—		(12,500)	(2)	—	(12,500)
Total	$125,037		$(190,400)		$53,600	$(41,900)
(1)	Subsequent to June 30, 2026, we borrowed $156,100 under our unsecured revolving line of credit. Accordingly, we have $356,100 outstanding and $543,900 available for borrowing under our unsecured revolving line of credit as of August 5, 2026.
(2)	Subsequent to June 30, 2026, we repaid $7,000 in scheduled principal paydown on our senior unsecured notes.

12.	Accrued Expenses and Other Liabilities

The following is a summary of our accrued expenses and other liabilities at June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Impounds	$16,736	$14,627
SHOP liabilities	15,150	8,734
Property tax liability	6,784	7,125
Maintenance and repair reserves	5,749	6,152
Accounts payable and other accrued liabilities	4,754	7,584
Lease liabilities	2,412	2,580
SHOP deferred revenue	2,402	2,115
Deferred commitments	1,256	3,171
Security deposits	1,101	1,601
Total	$56,344	$53,689

13.	Equity

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

As of June 30, 2026, we have the following consolidated VIEs (in thousands):

				Gross
Investment		Property		Consolidated	Non-Controlling
Year	Purpose	Type	State	Assets (1)	Interests
2024	Own real estate	SH	NC/SC	$122,460	$58,010
2024	Own real estate	SH	NC	41,000	3,015
2023	Own real estate	SH	OH	54,953	9,134
2023	Own real estate	SH	NC	123,456	2,916
Total				$341,869	$73,075
(1)	Includes the total real estate investments and excludes intangible assets.

During 2026, a lessee, which was also our joint venture partner in a VIE for which we were the primary beneficiary, exercised its purchase option and acquired three skilled nursing centers owned by the JV. The centers have a total of 299 beds and are located in Florida with an aggregate gross book value of $76,545,000. Our JV partner’s non-controlling interest contribution was $14,325,000. As a result, this VIE is not listed in the table above.

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

During the six months ended June 30, 2026, we sold 5,257,220 shares of common stock for $198,064,000 in net proceeds under our Equity Distribution Agreement. Additionally, we incurred $200,000 of costs associated with this agreement, which have been recorded in additional paid in capital as a reduction of proceeds received. At June 30, 2026, we had $88,572,000 available under the Equity Distribution Agreement.

During the six months ended June 30, 2025, we sold 387,600 shares of common stock for $13,785,000 in net proceeds under our Equity Distribution Agreement. Additionally, we incurred $205,000 of costs associated with this agreement, which have been recorded in additional paid in capital as a reduction of proceeds received.

During the six months ended June 30, 2026 and 2025, we acquired 149,745 and 151,018, respectively, shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

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

Distributions. We declared and paid the following cash dividends (in thousands):

	Six Months Ended June 30,
	2026				2025
	Declared		Paid		Declared		Paid
Common Stock (1)	$58,952	(2)	$58,952	(2)	$53,556	(3)	$53,556	(3)
(1)	Represents $0.19 per share per month for the six months ended June 30, 2026 and 2025.

(2)	Includes $1,301 of distribution related to vesting of the performance-based stock units.

(3)	Includes $1,312 of distribution related to vesting of the performance-based stock units.

In July 2026, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of July, August and September 2026, payable on July 31, August 31 and September 30, 2026, respectively, to stockholders of record on July 23, August 21, and September 22, 2026, respectively.

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

The following table summarizes our restricted stock activity for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	Shares			Weighted Average Price
	2026	2025		2026	2025
Outstanding, January 1	270,701	301,209		$33.75	$33.18
Granted	145,369	135,041		$38.93	$34.94
Vested	(140,801)	(165,549)	(1)	$34.11	$33.69
Outstanding, June 30	275,269	270,701		$36.30	$33.75

(1)	Includes the accelerated vesting of 13,362 shares of restricted common stock in connection with an employee’s retirement.

During the six months ended June 30, 2026, 170,827 units of performance-based stock units vested. During the six months ended June 30, 2025, 182,915 units of performance-based stock units vested, which includes the accelerated vesting of 19,694 performance-based stock units in connection with an employee’s retirement.

During the six months ended June 30, 2026 and 2025, we granted restricted stock and performance-based stock units under the 2021 Plan as follows:

		Grant Date
		Fair Value
	No. of	per
Year	Shares/Units	Share	Reward Type	Vesting Period
2026	129,984	$38.92	Restricted stock	ratably over 3 years
	62,247	$36.63	Performance-based stock units	TSR targets (1)
	55,870	$40.81	Performance-based stock units	TSR targets (2)
	15,385	$39.00	Restricted stock	(3)
	263,486

2025	113,790	$34.88	Restricted stock	ratably over 3 years
	52,666	$33.37	Performance-based stock units	TSR targets (1)
	48,535	$36.21	Performance-based stock units	TSR targets (2)
	5,626	$35.55	Restricted stock	April 30, 2028
	15,625	$35.20	Restricted stock	(3)
	236,242

(1)	Vesting is based on achieving certain total shareholder return (“TSR”) targets in three years.

(2)	Vesting is based on achieving certain TSR targets relative to the TSR of a predefined peer group in three years.

(3)	Vesting date is the earlier of the one-year anniversary of the award date and the date of the next annual meeting of the stockholders of LTC following the award date.

Compensation expense recognized related to the vesting of restricted common stock and performance-based stock units for the six months ended June 30, 2026 and 2025 was $4,390,000 and $5,048,000, respectively. Accordingly, the remaining compensation expense to be recognized related to the future service period of unvested outstanding restricted common stock and performance-based stock units are as follows (in thousands):

Remaining
Compensation
Vesting Date	Expense
July-December 2026	$4,569
2027	6,305
2028	3,529
2029	534
Total	$14,937

14.	Commitments and Contingencies

At June 30, 2026, we had commitments as follows (in thousands):

				Total
	Investment		2026	Commitment	Remaining
	Commitment		Funding	Funded	Commitment
Owned real properties-Triple-Net Portfolio (Note 3. Owned Real Properties)	$1,104	(1)	$230	$497	$607
Financing receivables (Note 4. Financing Receivables)	2,250		373	2,038	212
Accrued incentives and earn-out liabilities	3,000	(2)	—	—	3,000
Mortgage loans (Note 5. Mortgage Loans Receivable)	68,765	(3)	10,313	35,841	32,924
Notes receivable (Note 7. Notes Receivable)	370	(4)	—	25	345
Total	$75,489		$10,916	$38,401	$37,088
(1)	Represents commitments to purchase land and improvements, if applicable, and to develop, re-develop, renovate or expand seniors housing and skilled nursing properties.

(2)	Represents an earn-out payment up to $3,000 to an operator under a master lease on four SNFs in Texas. The master lease allows either an earn-out payment up to $3,000 or a purchase option. The earn-out payment is available, contingent on achieving certain thresholds per the lease, beginning in April 2024 through March 2027. If neither option is elected within the timeframe defined in the lease, both elections are terminated. For more information regarding the purchase option see Note 3. Owned Real Properties.

(3)	Includes $45,620 related to two construction loans, $19,250 of contingent commitments available upon the borrower achieving certain coverage ratios, and $3,895 of other commitments.

(4)	Represents working capital loan commitments.

Additionally, we expect to invest capital related to our SHOP segment to improve and maintain our properties. Some of our lease agreements provide purchase options allowing the lessee to purchase the properties they currently lease from us. See Note 3. Owned Real Properties and Note 4. Financing Receivables for additional information about our purchase options.

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

15.	Earnings per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$30,815	$16,548	$55,771	$38,769
Less income allocated to non-controlling interests	(1,178)	(1,456)	(2,541)	(2,997)
Less non-forfeitable dividends on participating securities	(158)	(154)	(314)	(317)
Net income available to common stockholders–basic and diluted	$29,479	$14,938	$52,916	$35,455

Shares for basic net income per share	51,872	45,714	50,217	45,524
Effect of dilutive securities:
Performance-based stock units	326	314	326	314
Total effect of dilutive securities	326	314	326	314
Shares for diluted net income per share	52,198	46,028	50,543	45,838

Basic net income per share	$0.57	$0.33	$1.05	$0.78
Diluted net income per share	$0.56	$0.32	$1.05	$0.77

16.	Fair Value Measurements

In accordance with the accounting guidance regarding the fair value option for financial assets and financial liabilities, entities are permitted to choose to measure certain financial assets and liabilities at fair value, with the change in unrealized gains and losses reported in earnings. We did not elect the fair value option for any of our financial assets and financial liabilities.

The carrying amount of cash and cash equivalents approximates their fair value because of the short-term maturity of these instruments. We do not invest our cash in auction rate securities. The carrying value and estimated fair value of our financial instruments as of June 30, 2026 and December 31, 2025 were as follows (in thousands):

	At June 30, 2026			At December 31, 2025
	Carrying	Fair		Carrying	Fair
	Value	Value		Value	Value
Financing receivables, net of credit loss reserve	$284,047	$291,189	(1)	$359,457	$367,986	(1)
Mortgage loans receivable, net of credit loss reserve	392,137	473,743	(2)	381,662	462,312	(2)
Notes receivable, net of credit loss reserve	25,471	29,548	(3)	25,615	29,576	(3)
Revolving line of credit	200,000	200,000	(4)	252,863	252,863	(4)
Term loans, net of debt issue costs	198,404	198,404	(4)	198,213	198,213	(4)
Senior unsecured notes, net of debt issue costs	378,686	356,704	(5)	391,105	372,511	(5)
(1)	Our investment in financing receivables is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate used to value our future cash inflows of the financing receivables at both June 30, 2026 and December 31, 2025 was 7.5%.

(2)	Our investment in mortgage loans receivable is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash inflows of the mortgage loans receivable was 8.8% for both June 30, 2026 and December 31, 2025.

(3)	Our investments in notes receivable are classified as Level 3. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash flows of the notes receivable at June 30, 2026 and December 31, 2025 was 7.8% and 7.7%, respectively.

(4)	Our revolving line of credit and term loans bear interest at a variable interest rate. The estimated fair value of our revolving line of credit and term loans approximated their carrying values at June 30, 2026 and December 31, 2025 based upon prevailing market interest rates for similar debt arrangements.

(5)	Our obligation under our senior unsecured notes is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is measured based upon management’s estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities. At June 30, 2026, the discount rate used to value our future cash outflow of our senior unsecured notes was 5.75% for those maturing before 2030 and 6.0% for those maturing at or beyond 2030. At December 31, 2025, the discount rate used to value our future cash outflow of our senior unsecured notes was 5.25% for those maturing before year 2030 and 5.50% for those maturing at or beyond year 2030.

17.	Segment Information

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

During the six months ended June 30, 2026 and 2025, the CODM has been collectively identified as our Executive Chairman and Co-CEOs, who share the responsibility for allocating resources and assessing segment performance.

During the second quarter of 2025, we began utilizing the RIDEA structure and established our SHOP segment. Accordingly, we conduct and manage our business as two operating segments: real estate investments and SHOP and our CODM evaluated the performance of our investments based on net operating income (“NOI”). For more information and reconciliation of NOI see Item 2. Non-GAAP Financial Measures. The following tables summarize information by reportable segment for the three and six months ended June 30, 2026 and 2025 (unaudited, in thousands):

	Three Months Ended June 30, 2026
	Real estate		Non-segment
	investment portfolio	SHOP	/corporate (1)	Total
Revenues:
Rental income	$25,990	$—	$—	$25,990
Resident fees and services	—	56,132	—	56,132
Interest income from financing receivables	5,640	—	—	5,640
Interest income from mortgage loans	10,315	—	—	10,315
Interest and other income	639	—	143	782
Total revenues	42,584	56,132	143	98,859

Income from unconsolidated joint ventures	101	—	—	101
Property level expenses	(2,101)	(42,208)	—	(44,309)
NOI	40,584	13,924	143	54,651
Interest expense				(9,484)
Depreciation and amortization				(12,371)
Provision for credit losses				(27)
Transaction costs				(1,189)
General and administrative expenses				(8,161)
Gain on sale of real estate, net				7,562
Income tax provision				(166)
Net income				$30,815

	Six Months Ended June 30, 2026
	Real estate		Non-segment
	investment portfolio	SHOP	/corporate (1)	Total
Revenues:
Rental income	$52,329	$—	$—	$52,329
Resident fees and services	—	105,717	—	105,717
Interest income from financing receivables	13,895	—	—	13,895
Interest income from mortgage loans	20,544	—	—	20,544
Interest and other income	1,278	—	507	1,785
Total revenues	88,046	105,717	507	194,270

Income from unconsolidated joint ventures	396	—	—	396
Property level expenses	(4,495)	(79,097)	—	(83,592)
NOI	83,947	26,620	507	111,074
Interest expense				(20,266)
Depreciation and amortization				(24,350)
Write-off of effective interest receivable				—
Recovery for credit losses				657
Transaction costs				(1,877)
General and administrative expenses				(16,743)
Gain on sale of real estate, net				7,552
Income tax provision				(276)
Net income				$55,771

	Three Months Ended June 30, 2025
	Real estate		Non-segment
	investment portfolio	SHOP	/corporate (1)	Total
Revenues:
Rental income	$30,177	$—	$—	$30,177
Resident fees and services	—	11,950	—	11,950
Interest income from financing receivables	7,084	—	—	7,084
Interest income from mortgage loans	9,680	—	—	9,680
Interest and other income	1,224	—	125	1,349
Total revenues	48,165	11,950	125	60,240

Income from unconsolidated joint ventures	439	—	—	439
Property level expenses	(2,795)	(9,419)	—	(12,214)
NOI	45,809	2,531	125	48,465
Interest expense				(8,014)
Depreciation and amortization				(8,776)
Provision for credit losses				(387)
Transaction costs				(6,706)
General and administrative expenses				(8,447)
Gain on sale of real estate, net				332
Income tax benefit				81
Net income				$16,548

	Six Months Ended June 30, 2025
	Real estate		Non-segment
	investment portfolio	SHOP	/corporate (1)	Total
Revenues:
Rental income	$61,621	$—	$—	$61,621
Resident fees and services	—	11,950	—	11,950
Interest income from financing receivables	14,086	—	—	14,086
Interest income from mortgage loans	18,859	—	—	18,859
Interest and other income	2,451	—	304	2,755
Total revenues	97,017	11,950	304	109,271

Income from unconsolidated joint ventures	4,104	—	—	4,104
Property level expenses	(5,902)	(9,419)	—	(15,321)
NOI	95,219	2,531	304	98,054
Interest Expense				(15,927)
Depreciation and Amortization				(17,938)
Provision for credit losses				(3,439)
Transaction costs				(7,147)
General and administrative expenses				(15,418)
Gain on sale of real estate, net				503
Income tax benefit				81
Net income				$38,769

(1)	The non-segment/corporate category includes income from temporary investments and other corporate-level income not attributable to a reportable segment.

Total assets by reportable business segment and segment-level significant expense categories are not disclosed as our CODM is not provided with such information to evaluate business performance and allocate resources.

18.	Income Taxes

Our Company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As such, we generally are not taxed on income that is distributed to our stockholders. Under RIDEA, a REIT may lease a "qualified healthcare property" on an arm's-length basis to a taxable REIT subsidiary ("TRS") if the property is operated on behalf of such TRS by a person who qualifies as an “eligible independent operator”. Generally, the rent received from the TRS will meet the related party exception and will be treated as “rents from real property”. A "qualified healthcare property" includes real property and any personal property that is, or is necessary or incidental to the use of, a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility, or other licensed facility which extends medical or nursing or ancillary services to patients. Resident fees and services revenue and related operating expenses for these facilities are reported on our Consolidated Statements of Income and are subject to federal, state and local income taxes. Our provision for income taxes for the three and six months ended June 30, 2026, was an expense of $166,000 and $276,000, respectively. Our provision for income taxes for the three and six months ended June 30, 2025 reflected a benefit of $81,000. At June 30, 2026, our deferred income tax assets and deferred income tax liabilities with respect to our TRS entity were $217,000 and $0, respectively. At December 31, 2025, our deferred income tax assets and deferred income tax liabilities with respect to our TRS entity were $729,000 and $695,000, respectively.

19.	Subsequent Events

Subsequent to June 30, 2026, the following events occurred:

Real Estate Acquisitions. The following table summarizes information regarding our acquisitions subsequent to June 30, 2026 (dollar amounts in thousands):

	Number		Number	Type
	of	Purchase	of	of
State	Properties	Price	Beds/Units	Property
Minnesota	2	$95,350	215	SH
New Mexico & Colorado	2	72,500	133	SH
Wisconsin	1	40,000	147	SH
Totals (1)	5	$207,850	495
(1)	In conjunction with the acquisitions, we entered into three management agreements with three independent operators.

Property Sales. We sold a 99-bed skilled nursing center in Oregon for $34,200,000. The property which was classified as held-for-sale at June 30, 2026, had a gross book value and net book value of $5,177,000 and $654,000, respectively.

Debt. We borrowed $156,100,000 under our unsecured revolving line of credit. Accordingly, as of August 5, 2026, we have $356,100,000 outstanding and $543,900,000 available for borrowing under our unsecured revolving line of credit. Additionally, we repaid $7,000,000 in scheduled principal paydowns on our senior unsecured notes.

Equity: We declared a monthly cash dividend of $0.19 per share on our common stock for the months of July, August and September 2026, payable on July 31, August 31 and September 30, 2026, respectively to stockholders of record on July 23, August 21, and September 22, 2026, respectively.

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

Our primary seniors housing and health care property classifications include independent living communities, assisted living communities, memory care communities and combinations thereof and skilled nursing centers (“SNF”). For purposes of this quarterly report and other presentations, we generally include independent living communities, assisted living communities, memory care communities and combinations thereof in the seniors housing communities classification (“SH”). We also have investments in other (“OTH”) types of properties, such as land parcels, projects under development (“UDP”) and a behavioral health care hospital.

Substantially all of our revenues and sources of cash flows from operations are derived from resident fees and services, rents from operating leases, interest earned on financing receivables and interest earned on outstanding loans receivable. Income from our investments represents our primary source of liquidity to fund distributions and is dependent upon the performance of our SHOP communities and operators on their lease and loan obligations and the rates earned thereon. To the extent that the operators experience operating difficulties and are unable to generate sufficient cash to make payments to us, there could be a material adverse impact on our consolidated results of operations, liquidity and/or financial condition. To mitigate this risk, we monitor our investments through a variety of methods determined by investment type, property type and operator. Our monitoring process includes periodic review of financial statements for each facility, periodic review of operator credit, scheduled property inspections and review of covenant compliance.

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

During the second quarter of 2025, we began utilizing the structure authorized by the REIT Investment Diversification and Empowerment Act of 2007 (commonly referred to as “RIDEA”) as authorized by the Housing and Economic Recovery Act of 2008. Under RIDEA, we are permitted to participate directly in the cash flow of qualified healthcare properties (compared to receiving solely contractual rental income) and have certain oversight approval rights and the right to review operational and financial reporting information. However, our independent third-party operators ultimately control the day-to-day operations of the property, pursuant to the terms of our management agreements. Offering RIDEA structures represents a further aspect of our traditional strategy of investing through vehicles such as non-cancelable triple-net operating leases, mortgage loans, and structured finance. We believe that RIDEA structures provide us with additional investment and higher growth opportunities.

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

Depending upon the availability and cost of external capital, we anticipate making additional investments in seniors housing communities. New investments are generally funded from cash on hand, proceeds from periodic asset sales, borrowings under our unsecured revolving line of credit, proceeds from sale of common stock under our ATM, and internally generated cash flows. Our investments generate internal cash from resident fees and services, rent, interest from financing receivables and interest receipts and principal payments on loan receivables. Permanent financing for future investments, which replaces funds drawn under our unsecured revolving line of credit, may be provided through a combination of public and private offerings of debt and equity securities and secured and unsecured debt financing. The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets’ environment, especially to changes in interest rates. Changes in the capital markets’ environment may impact the availability of cost-effective capital.

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

Real Estate Portfolio Overview

The following tables summarize our real estate investment portfolio as of June 30, 2026 (dollar amounts in thousands):

						Six Months Ended
						June 30, 2026
		Number of			Percentage	Rental Income		Percentage
	Number of	SNF	SH	Gross	of	and Resident		of Total
Owned Properties	Properties (1)	Beds	Units	Investments	Investments	Fees and Services		Revenues
Triple-Net Portfolio:
Seniors Housing	50	—	2,971	$447,788	18.0%	$18,849		10.1%
Skilled Nursing	41	5,076	236	523,027	21.0%	27,603		14.9%
Other (2)	1	118	—	12,005	0.5%	595		0.3%
Subtotal: Triple-Net Portfolio	92	5,194	3,207	982,820	39.5%	47,047	(4)	25.3%
SHOP:
Seniors Housing	34	—	2,879	801,022	32.1%	105,717	(5)	56.9%
Total Owned Properties	126	5,194	6,086	1,783,842	71.6%	152,764		82.2%

		Number of			Percentage	Interest Income		Percentage
	Number of	SNF	SH	Gross	of	from Financing		of Total
Financing Receivables	Properties (1)	Beds	Units	Investments	Investments	Receivables		Revenues
Seniors Housing	28	—	1,263	286,916	11.5%	11,277		6.0%
Total Financing Receivables	28	—	1,263	286,916	11.5%	11,277	(6)	6.0%

		Number of			Percentage	Interest Income		Percentage
	Number of	SNF	SH	Gross	of	from Mortgage		of Total
Mortgage Loans	Properties (1)	Beds	Units	Investments	Investments	Loans		Revenues
Seniors Housing	5	—	551	125,906	5.0%	5,330		2.9%
Skilled Nursing	21	2,576	—	253,800	10.2%	14,617		7.9%
Under Development (3)	—	—	—	16,386	0.7%	597		0.3%
Total Mortgage Loans	26	2,576	551	396,092	15.9%	20,544		11.1%

		Number of			Percentage	Interest		Percentage
	Number of	SNF	SH	Gross	of	and other		of Total
Notes Receivable	Properties (1)	Beds	Units	Investments	Investments	Income		Revenues
Seniors Housing	5	—	621	25,025	1.0%	1,278		0.7%
Skilled Nursing	—	—	—	703	0.0%	—		0.0%
Total Notes Receivable	5	—	621	25,728	1.0%	1,278	(7)	0.7%

Total Portfolio	185	7,770	8,521	$2,492,578	100.0%	$185,863		100.0%

	Number	Number of			Percentage
	of	SNF	SH	Gross	of
Summary of Properties by Type	Properties (1)	Beds	Units	Investments	Investments
Seniors Housing	122	—	8,285	$1,686,657	67.6%
Skilled Nursing	62	7,652	236	777,530	31.2%
Other (2)	1	118	—	12,005	0.5%
Under Development (3)	—	—	—	16,386	0.7%
Total Portfolio	185	7,770	8,521	$2,492,578	100.0%
(1)	We have investments in owned properties, including our Triple-Net Portfolio and SHOP, financing receivables, mortgage loans and notes receivable in 23 states to 31 operators.

(2)	Includes three parcels of land held-for-use and one behavioral health care hospital.

(3)	Represents a $26,120 mortgage loan commitment, of which $16,386 has been funded, for the construction of a 116-unit SH located in Illinois. The loan bears interest at a current rate of 9.0 % and an IRR of 9.5%.

(4)	Excludes $4,464 variable rental income from lessee reimbursement of our real estate taxes and $818 rental income related to properties sold and properties converted into our SHOP segment.

(5)	Resident fees and services include all amounts earned from residents, based on individual resident agreements, at our SHOP communities.

(6)	Excludes $2,618 of interest income from financing receivables related to the sale of properties accounted for as a financing receivable.

(7)	Included in the Interest and other income line item of our Consolidated Statements of Income.

As of June 30, 2026, we had $2.1 billion in net carrying value of investments as follows (in thousands):

		Percentage
	Carrying	of
	Value	Investments
SHOP	$720,178	35.0%
Triple-Net Portfolio	633,895	30.9%
Financing receivables	284,047	13.8%
Mortgage loans	392,137	19.1%
Notes receivable	25,471	1.2%
Investments, net	$2,055,728	100.0%

The following table provides details on the components of revenues and related net operating income (“NOI”) across our portfolio (in thousands):

	Three Months Ended	Six Months Ended

	June 30, 2026
Real Estate Investment segment:
Triple-Net Portfolio
Contractual cash rental income	$24,187	$48,723
Variable cash rental income	2,196	4,464
Straight-line rent adjustment (1)	(264)	(598)
Adjustment of lease incentives and rental income	(13)	(13)
Amortization of lease incentives	(116)	(247)
Rental income	25,990	52,329
Financing Receivables:
Cash interest income from financing receivables	5,279	13,358
Effective interest income (2)	361	735
Write-off of effective interest related to sale of properties accounted for as a financing receivable (2)	—	(198)
Interest income from financing receivables	5,640	13,895
Mortgage loans receivable:
Cash interest received	10,027	19,916
Effective interest income (3)	288	628
Interest income from mortgage loans	10,315	20,544
Other notes receivable:
Interest income-other notes	662	1,325
Effective interest adjustment (4)	(23)	(47)
Interest income from notes receivable	639	1,278
Unconsolidated joint ventures
Income from unconsolidated joint ventures	101	396

Total revenue-Real Estate Investments segment	42,685	88,442

Triple-net lease property tax expense	(2,101)	(4,495)
NOI-Real Estate Investment Segment (5)	$40,584	$83,947

SHOP segment:
Resident fees and services:	$56,132	$105,717
Property level expenses-SHOP	(42,208)	(79,097)
NOI-SHOP Segment (5)	$13,924	$26,620
(1)	At June 30, 2026, the straight-line rent receivable balance on our Consolidated Balance Sheets was $17,329.

(2)	At June 30, 2026, the financing receivables effective interest receivable balance, which is included in the Interest receivable line item on our Consolidated Balance Sheets, was $7,436. During 2026, we wrote-off $198 effective interest receivable previously recognized related to the sale of properties accounted for as a financing receivable.

(3)	At June 30, 2026, the mortgage loans receivable effective interest receivable balance, which is included in the Interest receivable line item on our Consolidated Balance Sheets, was $14,685.

(4)	At June 30, 2026, the other notes receivable effective interest receivable balance, which is included in the Interest receivable line item on our Consolidated Balance Sheets, was $27.

(5)	See Non-GAAP Financial Measures below for additional information and reconciliation.

Update on Certain Operators

Genesis Healthcare, Inc.

During the second quarter of 2025, we received written notice from Genesis Healthcare Inc. (“Genesis”) of its exercise of a 5-year extension option, which extended the term of the lease to April 30, 2031. During the third quarter of 2025, Genesis filed for Chapter 11 bankruptcy. Accordingly, we wrote-off the straight-line rent receivable balance of $1.3 million related to Genesis’ master lease. During the three months ended March 31, 2026, a federal bankruptcy judge approved the sale of Genesis’ assets to a newly formed investment group. Affiliates of Genesis lease six skilled nursing centers in New Mexico (five) and Alabama (one) with a total of 782 beds under a master lease with LTC. Genesis has paid their contractual rent through August 2026.

Prestige Healthcare

Prestige Healthcare (“Prestige”) operates 21 skilled nursing centers located in Michigan secured under four mortgage loans and two skilled nursing centers located in South Carolina under a master lease. Prestige is our largest operator based on total revenues and second largest operator based on total assets, representing 7.8% of our total revenues and 11.9% of our total assets as of June 30, 2026.

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

During the third quarter of 2025, Prestige’s $179.9 million mortgage loan was modified to provide Prestige an option to prepay this mortgage loan at par and without penalty within a 12-month window beginning in July 2026. The modification was effective July 1, 2025. Under the modification, Prestige agreed to provide us with at least a 90-day notice of its intention to exercise the option, and the ability for Prestige to exercise the pre-payment option is contingent on several factors including Prestige being current and in good standing on all its mortgage loans with LTC and obtaining replacement financing. During the third quarter of 2025, in conjunction with the loan amendment that provided the borrower with a penalty-free early payoff option, we wrote-off $41.5 million of effective interest previously accrued related to this loan. During the three months ended March 31, 2026, Prestige provided notice of its intent to repay its $179.9 million mortgage loan and we expect them to repay the loan during the fourth quarter of 2026. Prestige is current on their contractual loan obligations through August 2026.

2026 Activities Overview

Owned Real Properties–SHOP

During the six months ended June 30, 2026, we continued to expand our SHOP segment. Accordingly, we acquired five seniors housing communities within our SHOP segment for $171.5 million. Also, we terminated two additional triple-net master leases and converted four seniors housing communities covered under these master leases into our SHOP segment. Upon conversion, we entered into management agreements with two operators new to us. The communities are located in Georgia, South Carolina and Texas (2) with a total of 247 units and an aggregate gross book value of $59.4 million. As of June 30, 2026, our SHOP segment represented 32.1% of our gross portfolio investments and comprised of 34 seniors housing communities that are managed on our behalf by 11 independent operators pursuant to separate management agreements.

The following table summarizes acquisitions within our SHOP segment during the six months ended June 30, 2026 (dollar amounts in thousands):

				Total		Number	Number
		Purchase	Transaction	Acquisition		of	of
State (1)	Type of Property	Price (1)	Costs	Costs (1)		Properties (1)	Beds/Units (1)
Georgia	SH	$108,000	$192	$108,192		3	394
Arizona	SH	54,250	58	54,308		1	104
Illinois	SH	9,205	82	9,287		1	61
Totals		$171,455	$332	$171,787	(2)	5	559
(1)	Subsequent to June 30, 2026, we acquired the following five additional communities within our SHOP segment and entered into three management agreements with three independent operators:

	Number		Number	Type
	of	Purchase	of	of
State	Properties	Price	Units	Property
Minnesota	2	$95,350	215	SH
New Mexico & Colorado	2	72,500	133	SH
Wisconsin	1	40,000	147	SH
Totals	5	$207,850	495

(2)	Excludes $217 of additional costs incurred related to 2025 acquisitions. Additionally, at acquisition, we received property tax proration credits of $381.

During the six months ended June 30, 2026, we funded capital improvement projects of $5.3 million within our SHOP segment.

Owned Real Properties–Triple-Net Portfolio

The following table provides information related to our triple-net lease extensions during the six months ended June 30, 2026 (dollar amounts in thousands):

		Number	Number
	Gross	of	of		Original	Extended
Type of Property	Investment	Properties	Beds/Units	State	Maturity	Maturity
SH	$83,293	5	266	CO, NJ	December 31, 2027	December 31, 2032
SH	68,767	7	461	IL, MI, OH	May 31, 2026	May 31, 2027
SH	9,052	4	155	OK	October 31, 2026	October 31, 2030
	$161,112	16	882

During the six months ended June 30, 2026, we terminated two triple-net master leases and converted four seniors housing communities covered under the master leases into our SHOP segment. Upon conversion, we entered into management agreements with two independent operators. The communities are located in Georgia, South Carolina and Texas (2) with a total of 247 units and an aggregate gross book value of $59.4 million.

During the six months ended June 30, 2026, we invested in the following improvement projects within our Triple-Net Portfolio (in thousands):

Type of Property	Amount
Seniors Housing Communities	$793
Skilled Nursing Centers	380
Total	$1,173

Financing Receivables

The following table summarizes our financing receivable activity for the six months ended June 30, 2026 (in thousands):

	Amount
Investment and funding under financing receivables	$373
Sale of properties accounted for as a financing receivable	(62,220)	(1)
Distribution paid to non-controlling interest related to sale of properties accounted for as a financing receivable	(14,325)	(1) (2)
Recovery of credit losses	762
Net decrease in financing receivables	$(75,410)
(1)	During the three months ended March 31, 2026, the lessee exercised its purchase option pursuant to its master lease to acquire three skilled nursing centers in Florida with a total of 299 beds. In conjunction with this transaction, we received exit IRR income of $1,812. Additionally, we wrote-off $198 effective interest receivable previously recognized over the term of the financing receivable through payoff.

(2)	Represents a non-cash distribution made in connection with the payoff discussed in (1) above.

Mortgage Loans Receivable

The following table summarizes our mortgage loan receivable activity for the six months ended June 30, 2026 (in thousands):

	Amount
Originations and funding under mortgage loans receivable	$9,472	(1)
Application of interest reserve	1,294
Scheduled principal payments received	(180)
Mortgage loan premium amortization	(5)
Provision for credit losses	(106)
Net increase in mortgage loans receivable	$10,475
(1)	We funded the following:

(a)	$8,592 under a $26,120 mortgage loan commitment for the construction of a 116-unit SH located in Illinois. The borrower contributed $12,300 of equity, which was used to initially fund the construction. During the third quarter of 2025, we began funding this commitment. Our remaining commitment is $9,734. The loan bears interest at a current rate of 9.0% and an IRR of 9.5%; and

(b)	$880 under a $19,500 mortgage loan commitment for the construction of an 85-unit SH in Michigan. The borrower contributed $12,100 equity upon origination, which was used to initially fund the construction. Our remaining commitment is $1,517. The 8.8% interest-only loan matures in March 2027 and includes two one-year extension options, each of which is contingent on certain coverage thresholds.

Investment in Unconsolidated Joint Ventures

We had a $12.7 million mortgage loan with a carrying value of $12.6 million. The acquisition, development and construction (“ADC”) loan, secured by a 104-bed skilled nursing center in Texas met the accounting criteria to be considered a variable interest entity (“VIE”). We were not the primary beneficiary of the VIE as we did not have both: 1) the power to direct the activities that most significantly affect the VIE’s economic performance, and 2) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. However, we had significant influence over the VIE. Therefore, we accounted for the investment as a joint venture using the equity method of accounting. During the three months ended June 30, 2026, the mortgage loan was paid off.

Health Care Regulatory

The Centers for Medicare & Medicaid Services (“CMS”) annually updates Medicare SNF prospective payment system rates and other policies. On July 29, 2026, CMS issued a final rule to update Medicare payment policies and rates for SNFs under the SNF prospective payment system (“SNF PPS”) for fiscal year (“FY”) 2027. For FY 2027, CMS announced that it is updating SNF PPS rates by 2.4% based on the final SNF market basket of 3.3%, reduced by a 0.9% productivity adjustment, for an estimated increase of $882.74 million in aggregate payments to SNFs. CMS also announced FY 2027 updates to the SNF Quality Reporting Program (“QRP”). Specifically, CMS announced it is finalizing the removal of two measures from the QRP, beginning with the FY 2028 SNF QRP: (1) the COVID-19 Vaccination Coverage Among Healthcare Personnel measure, and (2) the COVID-19 Vaccine: Percent of Patients/Residents Who Are Up to Date measure. CMS also announced that it is finalizing the revised data submission timeframe from 4.5 months to approximately 45 days, beginning with FY 2029 SNF QRP. CMS also stated that to obtain the most accurate SNF quality of care information and to remain relevant to the SNF community and consumers, CMS is finalizing a requirement for all SNFs to submit minimum data set (“MDS”) data for all SNF residents receiving covered skilled care, regardless of payer. CMS also announced FY 2027 Final Updates to the SNF Value-Based Purchasing (“VBP”) program. Specifically, CMS finalized performance standards for the FY 2029 and FY 2030 program years to comply with the program’s statutory notice deadline. CMS stated it will update the “snapshot date” codified at 42 CFR § 413.338(f)(1)(v) for two measures calculated using MDS assessment data to maintain alignment with the newly finalized SNF QRP submission deadlines for MDS assessment data, beginning with FY 2027 data. CMS also stated that the SNF VBP adjustments for certain SNFs subject to the net reduction in payments under the SNF VBP and which are not incorporated into the impact estimates for the payment rate are an estimated $203.60 million reduction in FY 2027.

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

Concentration Risk. We evaluate a tenant/operator concentration based on whether revenues from transactions with a single external operator equal or exceed 10% of our total revenues. No single operator accounted for 10% or more of total revenues for the six months ended June 30, 2026.

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

The following table reflects our recent historical trends of concentration risk (gross investment, in thousands):

	6/30/26	3/31/26	12/31/25	9/30/25	6/30/25
Asset mix:
Triple-Net Portfolio	$982,820	$1,019,948	$1,045,400	$1,149,924	$1,154,836
SHOP	801,022	701,612	565,265	446,527	174,847
Financing receivables	286,916	286,857	363,088	362,201	361,438
Mortgage loan receivables	396,092	393,389	385,511	393,587	356,815
Notes receivable	25,728	25,816	25,874	27,010	44,135
Unconsolidated joint ventures	—	12,558	12,524	18,342	17,793
Real estate investment mix:
Senior housing communities	$1,686,657	$1,618,357	$1,506,038	$1,440,634	$1,138,799
Skilled nursing centers	777,530	795,508	871,825	943,775	959,060
Other (1)	12,005	12,005	12,005	12,005	12,005
Under development	16,386	14,310	7,794	1,177	—
Operator mix:
ALG Senior Living	$297,932	$297,607	$297,292	$296,405	$295,628
Prestige Healthcare (1)	267,797	267,854	267,982	268,534	268,567
Encore Senior Living	215,911	213,584	206,429	199,187	196,735
HMG Healthcare, LLC	167,971	168,059	167,737	167,917	167,202
Carespring Health Care Management, LLC	102,940	102,940	102,940	102,940	102,940
Remaining operators	639,005	688,524	790,017	916,081	903,945
SHOP operators (2)	801,022	701,612	565,265	446,527	174,847
Geographic mix:
Wisconsin	$320,593	$320,317	$319,951	$288,933	$94,051
North Carolina	304,031	303,706	303,391	302,504	301,727
Texas	304,015	315,794	314,987	314,232	319,423
Michigan	294,649	294,466	293,954	293,889	293,189
Georgia	148,036	146,778	38,162	15,148	32,148
Remaining states	1,121,254	1,059,119	1,127,217	1,182,885	1,069,326
(1)	Includes three parcels of land located adjacent to properties securing the Prestige Healthcare mortgage loan and are managed by Prestige.

(2)	Our communities within our SHOP segment operated by independent operators on our behalf are classified as “SHOP operators”. Our SHOP segment is not subject to operator/credit concentration risk.

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

The following table reflects the recent historical trends for our credit strength measures:

Balance Sheet Metrics

	Year to Date		Quarter Ended
	6/30/26		6/30/26			3/31/26			12/31/25			9/30/25			6/30/25
Debt to gross asset value	29.7%		29.7%		(1)	34.3%			34.0%		(5)	38.1%		(8)	31.3%
Debt to market capitalization ratio	27.3%		27.3%		(2)	31.9%		(4)	33.6%		(6)	35.1%		(9)	30.4%
Interest coverage ratio (11)	4.6	x	4.9	x	(3)	4.3	x		4.4	x	(7)	4.8	x	(10)	5.1	x
Fixed charge coverage ratio (11)	4.6	x	4.9	x	(3)	4.3	x		4.4	x	(7)	4.8	x	(10)	5.1	x
(1)	Decreased due to decrease in outstanding debt and increase in gross asset value.

(2)	Decreased due to increase in market capitalization resulting from the sale of common stock under our equity distribution agreement, as well as increase in stock price and decrease in outstanding debt.

(3)	Increased due to decrease in interest expense and increase in net operating income from our SHOP segment, partially offset by decrease in interest income from financing receivables.

(4)	Decreased due to increase in market capitalization resulting from the sale of common stock under our equity distribution agreement, as well as increase in stock price partially offset by increase in outstanding debt.

(5)	Decreased due to decrease in outstanding debt.

(6)	Decreased due to decrease in outstanding debt, partially offset by decrease in market capitalization resulting from a lower stock price.

(7)	Decreased due to increase in interest expense partially offset by increase in net operating income from our SHOP segment.

(8)	Increased due to increase in outstanding debt partially offset by increase in gross asset value.

(9)	Increased due to increase in outstanding debt partially offset by increase in market capitalization resulting from the sale of common stock under our equity distribution agreement as well as increase in stock price.

(10)	Decreased due to increase in interest expense and decrease in rental income, partially offset by increase in net operating income from our SHOP segment, and revenue from interest and other income.

(11)	In calculating our interest coverage and fixed charge coverage ratios above, we use EBITDAre. See Non-GAAP Financial Measures below for information and reconciliation.

We evaluate our key performance indicators in conjunction with current expectations to determine if historical trends are indicative of future results. Our expected results may not be achieved, and actual results may differ materially from our expectations. This may be a result of various factors, including, but not limited to:

●	the status of the economy;
●	the status of capital markets, including prevailing interest rates;
●	compliance with and changes to regulations and payment policies within the health care industry;
●	changes in financing terms;
●	competition within the health care and seniors housing industries;
●	changes in federal, state and local legislation; and
●	the duration, spread and severity of a public health crisis such as a pandemic.

Management regularly monitors the economic and other factors listed above. We develop strategic and tactical plans designed to improve performance and maximize our competitive position. Our ability to achieve our financial objectives is dependent upon our ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends.

Operating Results (unaudited, in thousands)

	Three Months Ended
	June 30,
	2026		2025	Difference
Revenues:
Rental income	$25,990		$30,177	$(4,187)	(1)
Resident fees and services	56,132		11,950	44,182	(2)
Interest income from financing receivables	5,640		7,084	(1,444)	(3)
Interest income from mortgage loans	10,315		9,680	635	(4)
Interest and other income	782		1,349	(567)	(5)
Total revenues	98,859		60,240	38,619

Expenses:
Interest expense	9,484		8,014	(1,470)	(6)
Depreciation and amortization	12,371		8,776	(3,595)	(7)
Seniors housing operating expenses	42,208		9,419	(32,789)	(2)
Provision for credit losses	27		387	360
Transaction costs	1,189		6,706	5,517	(8)
Triple-net lease property tax expense	2,101		2,795	694
General and administrative expenses	8,161		8,447	286
Total expenses	75,541		44,544	(30,997)

Gain on sale of real estate, net	7,562	(9)	332	7,230
Income from unconsolidated joint ventures	101		439	(338)
Income tax (provision) benefit	(166)		81	(247)
Net income	30,815		16,548	14,267
Income allocated to non-controlling interests	(1,178)		(1,456)	278
Net income attributable to LTC Properties, Inc.	29,637		15,092	14,545
Income allocated to participating securities	(158)		(154)	(4)
Net income available to common stockholders	$29,479		$14,938	$14,541
(1)	Decreased primarily due to conversion of communities from our Triple-Net Portfolio to our SHOP segment and lower rent due to property sales. The decreases were partially offset by rent increases from fair-market rent resets and annual escalations.

(2)	Increased resulting from our new SHOP segment established during the second quarter of 2025. Since establishing the SHOP segment, we acquired 16 communities for $524,355 and converted 18 communities with a gross value of $271,563 through the end of June 2026. Resident fees and services include all amounts earned from residents, based on individual resident agreements, at our SHOP communities. Seniors housing operating expenses include costs incurred to operate the communities in our SHOP segment.

(3)	Decreased primarily due to the sale of a portfolio of three SNFs in Florida accounted for as a financing receivable during the first quarter of 2026.

(4)	Increased due to additional mortgage loan receivables funding partially offset by payoffs and a decrease in effective interest income related to converting Prestige mortgage loan to cash basis during the third quarter of 2025.

(5)	Decreased primarily due to the payoff of a mezzanine loan during the third quarter of 2025.

(6)	Increased primarily due to entering into new term loans totaling $200,000 in the fourth quarter of 2025, partially offset by scheduled principal paydowns on our senior unsecured notes.

(7)	Increased due to acquisitions within our SHOP segment.

(8)	Decreased primarily due to $5,971 lease termination fee paid to New Perspective Senior Living, LLC (“New Perspective”) upon conversion of the community covered under a triple-net lease into our SHOP segment during the second quarter of 2025, partially offset by increased costs related to more acquisitions and conversions in our SHOP segment.

(9)	Represents the gain on sale related to two SNFs with a total of 141 beds in Tennessee.

	Six Months Ended
	June 30,
	2026		2025		Difference
Revenues:
Rental income	$52,329		$61,621		$(9,292)	(1)
Resident fees and services	105,717		11,950		93,767	(2)
Interest income from financing receivables	13,895		14,086		(191)
Interest income from mortgage loans	20,544		18,859		1,685	(3)
Interest and other income	1,785		2,755		(970)	(4)
Total revenues	194,270		109,271		84,999

Expenses:
Interest expense	20,266		15,927		(4,339)	(5)
Depreciation and amortization	24,350		17,938		(6,412)	(6)
Seniors housing operating expenses	79,097		9,419		(69,678)	(2)
Provision (recovery) for credit losses	(657)	(7)	3,439	(8)	4,096
Transaction costs	1,877		7,147		5,270	(9)
Triple-net lease property tax expense	4,495		5,902		1,407	(10)
General and administrative expenses	16,743		15,418		(1,325)	(11)
Total expenses	146,171		75,190		(70,981)

Gain on sale of real estate, net	7,552	(12)	503	(13)	7,049
Income from unconsolidated joint ventures	396		4,104		(3,708)	(14)
Income tax (provision) benefit	(276)		81		(357)
Net income	55,771		38,769		17,002
Income allocated to non-controlling interests	(2,541)		(2,997)		456
Net income attributable to LTC Properties, Inc.	53,230		35,772		17,458
Income allocated to participating securities	(314)		(317)		3
Net income available to common stockholders	$52,916		$35,455		$17,461
(1)	Decreased primarily due to conversion of communities from our Triple-Net Portfolio to our SHOP segment and lower rent due to property sales, partially offset by rent increases from annual escalations and fair-market rent resets.

(2)	Increased resulting from our new SHOP segment established during the second quarter of 2025. Since establishing the SHOP segment, we acquired 16 communities for $524,355 and converted 18 communities with a gross value of $271,563 through the end of June 2026. Resident fees and services include all amounts earned from residents, based on individual resident agreements, at our SHOP communities. Seniors housing operating expenses include costs incurred to operate the properties in our SHOP segment.

(3)	Increased primarily due to additional mortgage loan receivables funding, partially offset by payoffs and a decrease in effective interest income related to converting Prestige mortgage loan to cash basis during the third quarter of 2025.

(4)	Decreased primarily due to the payoff of a mezzanine loan during the third quarter of 2025.

(5)	Increased primarily due to entering into new term loans totaling $200,000 in the fourth quarter of 2025 and a higher average balance on our revolving line of credit partially offset by scheduled principal paydowns on our senior unsecured notes and lower interest rates.

(6)	Increased due to acquisitions within our SHOP segment.

(7)	Primarily represents the recovery of credit losses recorded in connection with the sale of three SNFs in Florida accounted for as a financing receivable during the first quarter of 2026.

(8)	Primarily represents the write-off of a working capital note and the related interest receivable in connection with the transition of triple-net leases covering 12 properties into our SHOP segment.

(9)	Decreased primarily due to $5,971 lease termination fee paid to New Perspective upon conversion of the community covered under a triple-net lease into our SHOP segment during the second quarter of 2025, partially offset by increased costs related to more acquisitions and conversions in our SHOP segment.

(10)	Decreased primarily due to conversion of communities from our Triple-Net Portfolio to our SHOP segment and property sales.

(11)	Increased primarily due to higher costs to support our growing SHOP segment and other corporate expenses.

(12)	Represents the gain on sale related to two SNFs with a total of 141 beds in Tennessee.

(13)	Represents the net gain on sale related to one SH and a parcel of land adjacent to a memory care within our portfolio located in Ohio, partially offset by loss on sale related to one SH in Oklahoma.

(14)	Decreased primarily due to the 13% exit IRR of $2,962 received in connection with the redemption of our preferred equity investment in a JV during the first quarter of 2025.

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

The following table reconciles GAAP net income available to common stockholders to Nareit FFO available to common stockholders (unaudited, amounts in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
GAAP net income available to common stockholders	$29,479	$14,938	$52,916	$35,455
Add: Depreciation and amortization	12,371	8,776	24,350	17,938
Less: Gain on sale of real estate, net	(7,562)	(332)	(7,552)	(503)
Nareit FFO attributable to common stockholders–basic and diluted	$34,288	$23,382	$69,714	$52,890

Weighted average shares used to calculate Nareit FFO per share:
Shares for basic net income per share	51,872	45,714	50,217	45,524
Effect of dilutive securities:
Performance-based stock units	326	314	326	314
Total effect of dilutive securities	326	314	326	314
Shares for diluted FFO per share	52,198	46,028	50,543	45,838

Net Operating Income

Net operating income or NOI is a non-GAAP financial measure that is calculated as net income (loss) (computed in accordance with GAAP) before (i) general and administrative expenses, (ii) transaction costs, (iii) provision (recovery) for credit losses, (iv) impairment loss, (v) depreciation and amortization, (vi) interest expense, (vii) gain or loss on sale of real estate and (viii) income tax benefit or expense. We use NOI to reflect the operating performance of our portfolio because NOI excludes certain items that are not associated with the operations of our properties.

NOI is not equivalent to our net income (loss) as determined under GAAP. Additionally, our use of the term NOI may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount. Therefore, caution should be exercised when comparing our NOI to that of other REITs.

The following is a reconciliation of net income, which is the most directly comparable GAAP financial measure to NOI for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$30,815	$16,548	$55,771	$38,769
Add: Income tax provision (benefit)	166	(81)	276	(81)
Less: Gain on sale of real estate, net	(7,562)	(332)	(7,552)	(503)
Add: General and administrative expense	8,161	8,447	16,743	15,418
Add: Transaction costs	1,189	6,706	1,877	7,147
Add (Less) : Provision (recovery) for credit losses	27	387	(657)	3,439
Add: Depreciation and amortization	12,371	8,776	24,350	17,938
Add: Interest expense	9,484	8,014	20,266	15,927
NOI	$54,651	$48,465	$111,074	$98,054

Earnings before Interest, Taxes, Depreciation and Amortization for Real Estate

Earnings before interest, taxes, depreciation and amortization for real estate or EBITDAre is calculated as net income (loss) (computed in accordance with GAAP) excluding (i) interest expense, (ii) income tax expense, (iii) real estate depreciation and amortization, (iv) impairment write-downs of depreciable real estate, (v) gains or losses on the sale of depreciable real estate, and (vi) adjustments for unconsolidated partnerships and joint ventures.

Adjusted EBITDAre is a supplemental non-GAAP financial measure calculated by adjusting EBIDAre for non-core adjustments unrelated to ongoing operations. We believe these metrics provide useful information to investors because they exclude the impact of various income and expense items that are not indicative of operating performance.

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

The following is a reconciliation of net income (loss), which is the most directly comparable GAAP financial measure to EBITDAre and Adjusted EBITDAre for the periods presented below (in thousands):

	Year to Date		Three Months Ended
	6/30/26		6/30/26		3/31/26		12/31/25		9/30/25		6/30/25
Net income (loss)	$55,771		$30,815		$24,956		$103,651		$(18,540)		$16,548
(Less) Add: (Gain) Loss on sale of real estate, net	(7,552)		(7,562)		10		(78,057)		738		(332)
Add (Less): Income tax provision (benefit)	276		166		110		218		42		(81)
Add: Interest expense	20,266		9,484		10,782		10,588		8,791		8,014
Add: Depreciation and amortization	24,350		12,371		11,979		10,949		8,987		8,776
EBITDAre	93,111		45,274		47,837		47,349		18		32,925
(Less) Add: Non-core adjustments	(502)	(1)	1,189	(2)	(1,691)	(3)	(1,051)	(4)	42,418	(5)	8,011	(6)
Adjusted EBITDAre	$92,609		$46,463		$46,146		$46,298		$42,436		$40,936

Interest expense	$20,266		$9,484		$10,782		$10,588		$8,791		$8,014

Interest coverage ratio	4.6	x	4.9	x	4.3	x	4.4	x	4.8	x	5.1	x

Interest expense	$20,266		$9,484		$10,782		$10,588		$8,791		$8,014
Total fixed charges	$20,266		$9,484		$10,782		$10,588		$8,791		$8,014

Fixed charge coverage ratio	4.6	x	4.9	x	4.3	x	4.4	x	4.8	x	5.1	x
(1)	See (2) and (3) below for explanation.

(2)	Includes transaction costs.

(3)	Includes exit IRR income of $1,812 and recovery of credit losses of $765, both in connection with the sale of a portfolio of three SNFs in Florida accounted for as a financing receivable, offset by transaction costs of $688 and a $198 write-off of effective interest related to the sale of such portfolio.

(4)	Includes $1,800 received in connection with the redemption of our preferred equity investment in a joint venture and $600 of one-time income received from a former operator, offset by a $957 write-off of a working capital note and $392 of transaction costs related to establishing our new SHOP segment.

(5)	Includes $41,455 effective interest write-off related to Prestige loan amendment that permits penalty-free early payoff window within an allowable window, $1,271 straight-line rent receivable write-off due to an operator’s bankruptcy filing, $554 provision for credit losses related to mortgage loan originations and $488 of transaction costs related to establishing our new SHOP segment, offset by the exit IRR of $975 received in connection with an early payoff of a mezzanine loan and recovery of credit losses of $375 related to loan payoffs.

(6)	Includes $5,971 termination fee paid to New Perspective, $1,136 one-time costs associated with an employee’s retirement, $520 of transaction costs related to establishing our new SHOP segment and $384 of provision for credit losses related to a mortgage loan origination.

Liquidity and Capital Resources

Sources and Uses of Cash

As of June 30, 2026, we had $829.0 million in liquidity as follows (amounts in thousands):

	At June 30, 2026
Cash and cash equivalents	$40,435
Available under unsecured revolving line of credit	700,000	(1)
Available under Equity Distribution Agreement	88,572
Total Liquidity	$829,007
(1)	Subsequent to June 30, 2026, we borrowed $156,100 under our unsecured revolving line of credit. Accordingly, we have $356,100 outstanding and $543,900 available for borrowing under our unsecured revolving line of credit as of August 5, 2026.

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

The operating results of the facilities will be impacted by various factors over which the operators/owners may have no control. Those factors include, without limitation, the health of the economy, inflation pressures, employee availability and cost, changes in supply of or demand for competing seniors housing and health care facilities, ability to hire and maintain qualified staff, ability to control other rising operating costs, the potential for significant reforms in the health care industry, and related occupancy challenges that could be faced by our industry or in the markets where our properties are located. In addition, our future growth and net income may be adversely impacted by changes in the governmental regulations and financing of the health care industry or the impact of infectious disease and epidemic outbreaks. We cannot presently predict what impact these potential events may have, if any. We believe that adequate provision has been made for the possibility of loans proving uncollectible but we will continually evaluate the financial condition of the operations of our seniors housing and health care properties. In addition, we will monitor our borrowers and the underlying collateral for mortgage loans and will make future revisions to the provision, if considered necessary.

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

Our primary sources of cash include resident fees and services, rent, interest receipts, borrowings under our unsecured credit facility, public and private issuances of debt and equity securities, proceeds from investment dispositions and principal payments on loans receivable. Our primary uses of cash include dividend distributions, debt service payments (including principal and interest), seniors housing operating expenses, property tax expenses, real property investments (including acquisitions, capital expenditures and construction advances), loan advances and general and administrative expenses. These sources and uses of cash are reflected in our Consolidated Statements of Cash Flows as summarized below (in thousands):

	Six Months Ended June 30,		Change
Net cash provided by (used in):	2026	2025	$
Operating activities	$65,142	$59,598	$5,544
Investing activities	(104,644)	(26,697)	(77,947)
Financing activities	65,550	(34,706)	100,256
Increase (decrease) in cash and cash equivalents	26,048	(1,805)	27,853
Cash and cash equivalents, beginning of period	14,387	9,414	4,973
Cash and cash equivalents, end of period	$40,435	$7,609	$32,826

Cash Flows from Operating Activities

Cash flows from operating activities increased $5.5 million during the six months ended June 30, 2026, compared to the same period in 2025, primarily due to net income generated from growth in our SHOP segment.

Cash Flows from Investing Activities

Net cash used in investing activities increased by $77.9 million during the six months ended June 30, 2026, compared to the same period in 2025, primarily driven by a $175.6 million increase in real estate investments, partially offset by a $62.2 million increase in proceeds from the sale of properties accounted for as financing receivables, a $30.8 million decrease in investments in mortgage loans receivable and a $6.3 million increase in proceeds from sale of real estate.

Cash Flows from Financing Activities

Net cash provided by financing activities increased by $100.3 million during the six months ended June 30, 2026, compared to the same period in 2025, primarily driven by a $184.3 million increase in net proceeds from issuance of common stock, partially offset by a $77.1 million decrease in net borrowings under our revolving line of credit and a $5.4 million increase in distributions paid to stockholders.

Debt Obligations

Unsecured Credit Facility. We had an unsecured credit agreement (the “Credit Agreement”) that provided for an aggregate commitment of the lenders of up to $800.0 million comprised of a $600.0 million revolving credit facility (the “Revolving Line of Credit”) and term loans totaling $200.0 million (the “Term Loans”). The Term Loans consist of $50.0 million, $55.0 million, $55.0 million and $40.0 million borrowings, with contractual maturities of three, four, five and seven years, respectively. The Credit Agreement provided for the opportunity to increase the total commitment to an aggregate $1.2 billion (the “Accordion”) and allowed for a one-year extension option, subject to customary conditions.

During the second quarter of 2026, we entered into an amendment to the Credit Agreement (the “Amended Credit Agreement”) to increase the aggregate commitment of its lenders by $300.0 million to a total of $1.1 billion, through the exercise of the Credit Agreement’s accordion feature. The $300.0 million increase expands our aggregate revolving credit (the “Amended Revolving Line of Credit”) commitment to $900.0 million. Additionally, the Amended Credit Agreement increases the Accordion feature up to $2.0 billion (the “Amended Accordion”). The material terms of the Amended Credit Agreement remain unchanged.

Based on our leverage at June 30, 2026, the facility provides for interest annually at SOFR plus 105 basis points and a facility fee of 15 basis points.

Interest Rate Swap Agreements. During 2025, we entered into interest rate swaps with maturities of three, four, five and seven years, respectively to effectively lock-in the forecasted interest payments on the Term Loans. Additionally, during the second quarter of 2026, we entered into three-year interest rate swap agreements to effectively fix the interest rate on $150.0 million of borrowings under our Amended Revolving Line of Credit. Our interest rate swaps are considered cash flow hedges and are recorded on our Consolidated Balance Sheets at fair value in Prepaid expenses and other assets, with cumulative changes in the fair value of these instruments recognized in Accumulated other comprehensive income (loss) on our Consolidated Balance Sheets. During the six months ended June 30, 2026, we recorded an increase of $2.9 million to the fair value of our interest rate swaps.

Information regarding our interest rate swaps measured at fair value, which are classified as Level 2 of the fair value hierarchy, is presented below (dollar amounts in thousands):

				Notional		Fair Value at
Swap Rate	Date Entered	Maturity Date	Rate Index	Amount		June 30, 2026
2.46%	November 2021	November 19, 2026	1-month SOFR	$50,000	(1)	$486
4.61%	December 2025	December 12, 2028	SOFR with 5-day lookback	25,000		312
4.61%	December 2025	December 12, 2028	SOFR with 5-day lookback	25,000		315
4.65%	December 2025	December 12, 2029	SOFR with 5-day lookback	55,000		798
4.68%	December 2025	December 12, 2030	SOFR with 5-day lookback	30,000		496
4.72%	December 2025	December 12, 2030	SOFR with 5-day lookback	25,000		380
4.95%	June 2026	June 25, 2029	SOFR with 5-day lookback	30,000		20
4.97%	June 2026	June 25, 2029	SOFR with 5-day lookback	35,000		(3)
4.97%	June 2026	June 25, 2029	SOFR with 5-day lookback	30,000		—
4.99%	June 2026	June 25, 2029	SOFR with 5-day lookback	55,000		(30)
5.21%	December 2025	December 12, 2032	SOFR with 5-day lookback	27,500		455
5.25%	December 2025	December 12, 2032	SOFR with 5-day lookback	12,500		180
				$400,000		$3,409
(1)	During the third quarter of 2025, the interest rate swap was rolled into the Revolving Line of Credit.

Senior Unsecured Notes. We have senior unsecured notes held by institutional investors with interest rates ranging from 3.66% to 4.50%. The senior unsecured notes mature between 2026 and 2033.

The Credit Agreement and the senior unsecured notes, contain financial covenants, which are measured quarterly, that require us to maintain, among other things:

●	a ratio of total indebtedness to total asset value not greater than 0.6 to 1.0;
●	a ratio of secured debt to total asset value not greater than 0.35 to 1.0;
●	a ratio of unsecured debt to the value of the unencumbered asset value not greater than 0.6 to 1.0; and
●	a ratio of EBITDA, as calculated in the debt obligation, to fixed charges not less than 1.50 to 1.0.

At June 30, 2026, we were in compliance with all applicable financial covenants. These debt obligations also contain additional customary covenants and events of default that are subject to a number of important and significant limitations, qualifications and exceptions.

The debt obligations by component as of June 30, 2026 are as follows (dollar amounts in thousands):

	Applicable		Available
	Interest	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing
Revolving line of credit (2)	4.33%	$200,000	$700,000
Term loans, net of debt issue costs	4.66%	198,404	—
Senior unsecured notes, net of debt issue costs (3)	4.11%	378,686	—
Total	4.31%	$777,090	$700,000
(1)	Represents weighted average interest rate as of June 30, 2026.

(2)	Subsequent to June 30, 2026, we borrowed $156,100 under our unsecured revolving line of credit. Accordingly, we have $356,100 outstanding and $543,900 available for borrowing under our unsecured revolving line of credit, as of August 5, 2026.

(3)	Subsequent to June 30, 2026, we repaid $7,000 in scheduled principal paydown on our senior unsecured notes.

During the six months ended June 30, 2026, our debt borrowings and repayments were as follows (in thousands):

Debt Obligations	Borrowings		Repayments
Revolving line of credit	$125,037	(1)	$(177,900)
Senior unsecured notes	—		(12,500)	(2)
Total	$125,037		$(190,400)
(1)	Subsequent to June 30, 2026, we borrowed $156,100 under our unsecured revolving line of credit. Accordingly, we have $356,100 outstanding and $543,900 available for borrowing under our unsecured revolving line of credit, as of August 5, 2026.

(2)	Subsequent to June 30, 2026, we repaid $7,000 in scheduled principal paydown on our senior unsecured notes.

Equity

At June 30, 2026, we had 53,905,563 shares of common stock outstanding, total equity on our balance sheet was $1.3 billion and our equity securities had a market value of $2.1 billion. During the six months ended June 30, 2026, we declared and paid $59.0 million of cash dividends.

During the six months ended June 30, 2026, we acquired 149,745 shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

Subsequent to June 30, 2026, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of July, August and September 2026, payable on July 31, August 31, and September 30, 2026, respectively, to stockholders of record on July 23, August 21, and September 22, 2026, respectively.

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

During the six months ended June 30, 2026, we sold 5,257,220 shares of common stock for $198.1 million in net proceeds under our Equity Distribution Agreement. Additionally, we incurred $0.2 million of costs associated with this agreement which have been recorded in additional paid in capital as a reduction of proceeds received. At June 30, 2026, we had $88.6 million available under the Equity Distribution Agreement.

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

During the six months ended June 30, 2026, 140,801 shares of restricted stock and 170,827 performance-based stock units vested. During the six months ended June 30, 2026, we awarded restricted stock and performance-based stock units as follows:

	Grant Date
	Fair Value
No. of	per
Shares	Share	Award Type	Vesting Period
129,984	$38.92	Restricted stock	ratably over 3 years
62,247	$36.63	Performance-based stock units	TSR targets (1)
55,870	$40.81	Performance-based stock units	TSR targets (2)
15,385	$39.00	Restricted stock	(3)
263,486
(1)	Vesting is based on achieving certain total shareholder return (“TSR”) targets in three years.

(2)	Vesting is based on achieving certain TSR targets relative to the TSR of a predefined peer group in three years.

(3)	Vesting date is the earlier of the one-year anniversary of the award date and the date of the next annual meeting of the stockholders of LTC following the award date.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the six months ended June 30, 2026. For additional information, refer to Item 7A as presented in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 5. OTHER INFORMATION

Insider Trading Arrangements

During the six months ended June 30, 2026, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6. EXHIBITS

3.1	LTC Properties, Inc. Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025)

3.2	Bylaws of LTC Properties, Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed May 26, 2023)

10.1	Second Amendment to Credit Agreement dated June 26, 2026 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 30, 2026)

31.1	Certification of the Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC.
Registrant

Dated: August 5, 2026	By:	/s/ Caroline Chikhale
Caroline Chikhale
Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Financial Officer)