Form 10-Q
period 2026-09-30
LTC PROPERTIES INC
filed 2026-11-03
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Yes ☐ No ☑

The number of shares of common stock outstanding on October 28, 2026 was 56,191,669.

LTC PROPERTIES, INC.

FORM 10-Q

September 30, 2026

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share)

	September 30, 2026	December 31, 2025
	(unaudited)	(audited)
ASSETS
Investments:
Land	$145,778	$128,590
Buildings and improvements	1,940,985	1,482,075
Accumulated depreciation and amortization	(311,498)	(408,906)
Owned real properties, net	1,775,265	1,201,759
Financing receivables, net of credit loss reserve: 2026—$2,875; 2025—$3,631	284,656	359,457
Mortgage loans receivable, net of credit loss reserve: 2026—$4,002; 2025—$3,849	396,832	381,662
Real property investments, net	2,456,753	1,942,878
Notes receivable, net of credit loss reserve: 2026—$250; 2025—$259	24,775	25,615
Investments in unconsolidated joint ventures	—	12,524
Investments, net	2,481,528	1,981,017

Other assets:
Cash and cash equivalents	182,983	14,387
Debt issue costs related to revolving line of credit	5,639	4,742
Interest receivable	25,274	22,720
Straight-line rent receivable	15,979	17,949
Prepaid expenses and other assets	43,845	21,245
Total assets	$2,755,248	$2,062,060
LIABILITIES
Revolving line of credit	$429,900	$252,863
Term loans, net of debt issue costs: 2026—$1,530; 2025—$1,787	198,470	198,213
Senior unsecured notes, net of debt issue costs: 2026—$776; 2025—$895	356,724	391,105
Accrued interest	1,719	3,806
Accrued expenses and other liabilities	60,579	53,689
Total liabilities	1,047,392	899,676
EQUITY
Stockholders’ equity:
Common stock: $0.01 par value; 110,000 shares authorized; shares issued and outstanding: 2026—54,820; 2025—48,482	548	485
Capital in excess of par value	1,426,948	1,189,846
Cumulative net income	2,244,783	1,843,407
Accumulated other comprehensive income	11,568	482
Cumulative distributions	(2,049,066)	(1,959,236)
Total LTC Properties, Inc. stockholders’ equity	1,634,781	1,074,984
Non-controlling interests	73,075	87,400
Total equity	1,707,856	1,162,384
Total liabilities and equity	$2,755,248	$2,062,060

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues:
Resident fees and services	$70,539	$22,203	$176,256	$34,153
Rental income	27,505	27,842	79,834	89,463
Interest income from financing receivables	5,644	7,096	19,539	21,182
Interest income from mortgage loans	10,389	9,856	30,933	28,715
Interest and other income	1,169	2,293	2,954	5,048
Total revenues	115,246	69,290	309,516	178,561
Expenses:
Seniors housing operating expenses	50,808	17,362	129,905	26,781
Interest expense	11,312	8,791	31,578	24,718
Depreciation and amortization	13,718	8,987	38,068	26,925
Impairment loss	2,310	—	2,310	—
Write-off of effective interest receivable	—	41,455	—	41,455
Provision (recovery) for credit losses	47	203	(610)	3,642
Transaction costs	1,165	587	3,042	7,734
Triple-net lease property tax expense	1,987	2,581	6,482	8,483
General and administrative expenses	8,125	7,523	24,868	22,941
Total expenses	89,472	87,489	235,643	162,679

Income (loss) before unconsolidated joint ventures, real estate dispositions and other items	25,774	(18,199)	73,873	15,882

Gain (loss) on sale of real estate, net	323,948	(738)	331,500	(235)
Income from unconsolidated joint ventures	—	439	396	4,543
Income tax (provision) benefit	(398)	(42)	(674)	39
Net income (loss)	349,324	(18,540)	405,095	20,229
Income allocated to non-controlling interests	(1,178)	(1,455)	(3,719)	(4,452)
Net income (loss) attributable to LTC Properties, Inc. stockholders	348,146	(19,995)	401,376	15,777
Income allocated to participating securities	(1,772)	(154)	(2,117)	(471)
Net income (loss) available to common stockholders	$346,374	$(20,149)	$399,259	$15,306

Earnings per common share:
Basic	$6.44	$(0.44)	$7.77	$0.33
Diluted	$6.39	$(0.44)	$7.70	$0.33

Weighted average shares used to calculate earnings per common share:
Basic	53,763	46,123	51,412	45,726
Diluted	54,208	46,123	51,852	46,107

Dividends declared and paid per common share	$0.57	$0.57	$1.71	$1.71

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$349,324	$(18,540)	$405,095	$20,229
Unrealized gain (loss) on cash flow hedges before reclassification	8,480	54	12,216	(4)
Gains reclassified from accumulated other comprehensive income to interest expense	(321)	(784)	(1,130)	(2,352)
Comprehensive income (loss)	357,483	(19,270)	416,181	17,873
Less: Comprehensive income allocated to non-controlling interests	(1,178)	(1,455)	(3,719)	(4,452)
Comprehensive income (loss) attributable to LTC Properties, Inc.	$356,305	$(20,725)	$412,462	$13,421

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(amounts in thousands, unaudited)

			Capital in	Cumulative			Total	Non-
	Common Stock		Excess of	Net	Accumulated	Cumulative	Stockholder's	Controlling	Total
	Shares	Amount	Par Value	Income	OCI	Distributions	Equity	Interests	Equity
Balance—December 31, 2024	45,511	$455	$1,082,764	$1,725,435	$3,815	$(1,851,842)	$960,627	$92,378	$1,053,005
Issuance of common stock	238	2	8,409	—	—	—	8,411	—	8,411
Issuance of restricted stock	114	1	(1)	—	—	—	—	—	—
Common stock cash distributions ($0.57 per share)	—	—	—	—	—	(27,259)	(27,259)	—	(27,259)
Stock-based compensation expense	—	—	2,253	—	—	—	2,253	—	2,253
Net income	—	—	—	20,680	—	—	20,680	1,541	22,221
Vesting of performance-based stock units	163	2	(2)	—	—	—	—	—	—
Fair market valuation adjustment for interest rate swap	—	—	—	—	(910)	—	(910)	—	(910)
Cash paid for taxes in lieu of common shares	(138)	(1)	(4,771)	—	—	—	(4,772)	—	(4,772)
Acquisitions of non-controlling interest	—	—	2,883	—	—	—	2,883	(4,033)	(1,150)
Non-controlling interest distributions	—	—	—	—	—	—	—	(2,486)	(2,486)
Other	—	—	(11)	—	—	—	(11)	—	(11)
Balance—March 31, 2025	45,888	$459	$1,091,524	$1,746,115	$2,905	$(1,879,101)	$961,902	$87,400	$1,049,302
Issuance of common stock	149	2	5,167	—	—	—	5,169	—	5,169
Issuance of restricted stock	21	—	—	—	—	—	—	—	—
Common stock cash distributions ($0.57 per share)	—	—	—	—	—	(26,297)	(26,297)	—	(26,297)
Stock-based compensation expense	—	—	2,795	—	—	—	2,795	—	2,795
Net income	—	—	—	15,092	—	—	15,092	1,456	16,548
Vesting of performance-based stock units	20	—	—	—	—	—	—	—	—
Fair market valuation adjustment for interest rate swap	—	—	—	—	(717)	—	(717)	—	(717)
Cash paid for taxes in lieu of common shares	(13)	—	(437)	—	—	—	(437)	—	(437)
Acquisitions of non-controlling interest	—	—	—	—	—	—	—	—	—
Non-controlling interest distributions	—	—	—	—	—	—	—	(1,456)	(1,456)
Other	—	—	—	—	—	—	—	—	—
Balance—June 30, 2025	46,065	$461	$1,099,049	$1,761,207	$2,188	$(1,905,398)	$957,507	$87,400	$1,044,907
Issuance of common stock	1,268	12	45,371	—	—	—	45,383	—	45,383
Issuance of restricted stock	—	—	—	—	—	—	—	—	—
Common stock cash distributions ($0.57 per share)	—	—	—	—	—	(26,456)	(26,456)	—	(26,456)
Stock-based compensation expense	—	—	2,140	—	—	—	2,140	—	2,140
Net (loss) income	—	—	—	(19,995)	—	—	(19,995)	1,455	(18,540)
Vesting of performance-based stock units	—	—	—	—	—	—	—	—	—
Fair market valuation adjustment for interest rate swap	—	—	—	—	(729)	—	(729)	—	(729)
Cash paid for taxes in lieu of common shares	—	—	—	—	—	—	—	—	—
Acquisitions of non-controlling interest	—	—	—	—	—	—	—	—	—
Non-controlling interest distributions	—	—	—	—	—	—	—	(1,455)	(1,455)
Other	—	—	—	—	—	—	—	—	—
Balance—September 30, 2025	47,333	$473	$1,146,560	$1,741,212	$1,459	$(1,931,854)	$957,850	$87,400	$1,045,250

Balance—December 31, 2025	48,482	$485	$1,189,846	$1,843,407	$482	$(1,959,236)	$1,074,984	$87,400	$1,162,384
Issuance of common stock	1,146	11	43,283	—	—	—	43,294	—	43,294
Issuance of restricted stock	130	1	(1)	—	—	—	—	—	—
Common stock cash distributions ($0.57 per share)	—	—	—	—	—	(29,171)	(29,171)	—	(29,171)
Stock-based compensation expense	—	—	2,064	—	—	—	2,064	—	2,064
Net income	—	—	—	23,593	—	—	23,593	1,363	24,956
Vesting of performance-based stock units	171	2	(2)	—	—	—	—	—	—
Fair market valuation adjustment for interest rate swap	—	—	—	—	1,074	—	1,074	—	1,074
Cash paid for taxes in lieu of common shares	(150)	(1)	(5,874)	—	—	—	(5,875)	—	(5,875)
Non-controlling interest distributions	—	—	—	—	—	—	—	(15,688)	(15,688)
Other	—	—	(12)	—	—	—	(12)	—	(12)
Balance—March 31, 2026	49,779	$498	$1,229,304	$1,867,000	$1,556	$(1,988,407)	$1,109,951	$73,075	$1,183,026
Issuance of common stock	4,112	41	154,529	—	—	—	154,570	—	154,570
Issuance of restricted stock	15	—	—	—	—	—	—	—	—
Common stock cash distributions ($0.57 per share)	—	—	—	—	—	(29,781)	(29,781)	—	(29,781)
Stock-based compensation expense	—	—	2,326	—	—	—	2,326	—	2,326
Net income	—	—	—	29,637	—	—	29,637	1,178	30,815
Fair market valuation adjustment for interest rate swap	—	—	—	—	1,853	—	1,853	—	1,853
Non-controlling interest distributions	—	—	—	—	—	—	—	(1,178)	(1,178)
Balance—June 30, 2026	53,906	$539	$1,386,159	$1,896,637	$3,409	$(2,018,188)	$1,268,556	$73,075	$1,341,631
Issuance of common stock	914	9	38,504	—	—	—	38,513	—	38,513
Common stock cash distributions ($0.57 per share)	—	—	—	—	—	(30,878)	(30,878)	—	(30,878)
Stock-based compensation expense	—	—	2,285	—	—	—	2,285	—	2,285
Net income	—	—	—	348,146	—	—	348,146	1,178	349,324
Fair market valuation adjustment for interest rate swap	—	—	—	—	8,159	—	8,159	—	8,159
Non-controlling interest distributions	—	—	—	—	—	—	—	(1,178)	(1,178)
Balance—September 30, 2026	54,820	$548	$1,426,948	$2,244,783	$11,568	$(2,049,066)	$1,634,781	$73,075	$1,707,856

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Nine Months Ended September 30,
	2026	2025
OPERATING ACTIVITIES:
Net income	$405,095	$20,229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,068	26,925
Stock-based compensation expense	6,675	7,188
Impairment loss	2,310	—
(Gain) loss on sale of real estate, net	(331,500)	235
Deferred income tax provision (benefit)	674	(39)
Income from unconsolidated joint ventures	(396)	(4,543)
Income distributions from unconsolidated joint ventures	494	4,578
Straight-line rental adjustment	696	1,447
Adjustment for collectability of straight-line rental income	—	1,514
Adjustment for collectability of lease incentives	13	249
Effective interest income	(1,728)	(2,194)
Amortization of lease incentives	363	556
Write-off of effective interest receivable	—	41,455
(Recovery) provision for credit losses	(610)	3,642
Amortization of debt issue costs	1,738	1,191
Other non-cash items, net	8	64
Change in operating assets and liabilities
Increase in interest receivable	(5,014)	(4,903)
(Decrease) increase in accrued interest payable	(2,087)	915
Net change in other assets and liabilities	(8,377)	(471)
Net cash provided by operating activities	106,422	98,038
INVESTING ACTIVITIES:
Investment in real estate properties	(737,890)	(268,169)
Investment in real estate capital improvements	(11,160)	(6,673)
Proceeds from sale of real estate, net	469,928	5,714
Investment in financing receivables	(373)	(777)
Proceeds from the sale of properties accounted for as a financing receivable	62,220	—
Investment in real estate mortgage loans receivable	(15,542)	(99,200)
Principal payments received on mortgage loans receivable	680	21,731
Investments in unconsolidated joint ventures	(34)	(740)
Proceeds from liquidation of investments in unconsolidated joint ventures	12,558	13,000
Advances and originations under notes receivable	—	(25)
Principal payments received on notes receivable	849	18,039
Net cash used in investing activities	(218,764)	(317,100)
FINANCING ACTIVITIES:
Net borrowings under revolving line of credit	177,037	404,100
Repayment of debt	(34,500)	(144,500)
Proceeds from common stock issued	236,790	59,316
Payments of common share issuance costs	(413)	(353)
Distributions paid to stockholders	(89,830)	(80,012)
Acquisition of and distributions paid to non-controlling interests	—	(1,188)
Financing costs paid	(2,259)	(4,562)
Cash paid for taxes in lieu of shares upon vesting of long-term equity incentives	(5,875)	(5,209)
Other	(12)	(11)
Net cash provided by financing activities	280,938	227,581
Increase in cash and cash equivalents	168,596	8,519
Cash and cash equivalents, beginning of period	14,387	9,414
Cash and cash equivalents, end of period	$182,983	$17,933
Supplemental disclosure of cash flow information:
Interest paid	$31,927	$22,612
Non-cash investing and financing transactions:
Investment in financing receivables	$615	$—
Investment in mortgage loans receivable	$469	$—
Write-off of notes receivable	$—	$(2,693)
Increase (decrease) in fair value of interest rate swap agreements	$11,086	$(2,356)
Distributions paid to non-controlling interests	$(3,719)	$(5,359)
Transfer of joint venture partner's non-controlling interest to LTC	$—	$2,883
Distributions to non-controlling interests related to sale of properties accounted for as a financing receivable	$(14,325)	$—

See accompanying notes.

1.	Description of Business

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

As of September 30, 2026, our total gross investment portfolio included owned real properties subject to non-cancellable triple-net leases (“NNN” or “Triple-Net Portfolio”) (25.5%), SHOP (49.0%), properties we own accounted for as financing receivables (10.3%), mortgage loans receivable secured by first mortgages (14.3%) and notes receivable (0.9%).

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

2.	Basis of Presentation and Accounting Policies

Basis of Presentation

We have prepared consolidated financial statements included herein without audit and in the opinion of management have included all adjustments necessary for a fair presentation of the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to rules and regulations governing the presentation of interim financial statements. The results of operations for the three and nine months ended September 30, 2026 and 2025 are not necessarily indicative of the results for a full year.

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

Our owned real properties include 58 properties within our Triple-Net Portfolio leased to 12 different operators and 46 properties within our SHOP segment managed on our behalf by 13 independent operators under separate management agreements. The following tables summarize our investments in owned properties at September 30, 2026 (dollar amounts in thousands):

	NNN			SHOP			Total
		Percentage	Number		Percentage	Number		Percentage	Number
	Gross	of	of	Gross	of	of	Gross	of	of
Type of Property	Investment	Investment	Properties (1)	Investment	Investment	Properties (1)	Investment	Investment	Properties (1)
Seniors Housing	$379,841	18.2%	33	$1,372,831	65.8%	46	$1,752,672	84.0%	79
Skilled Nursing	322,086	15.4%	24	—	—%	—	322,086	15.4%	24
Other (2)	12,005	0.6%	1	—	—%	—	12,005	0.6%	1
Total (3)	$713,932	34.2%	58	$1,372,831	65.8%	46	$2,086,763	100.0%	104

				Average
		Number of		Investment
	Gross	SNF	SH	per
Type of Property	Investment	Beds	Units	Bed/Unit
Seniors Housing-NNN	$379,841	—	2,233	$170.10
Seniors Housing-SHOP	1,372,831	—	4,097	$335.08
Seniors Housing	1,752,672	—	6,330	$276.88
Skilled Nursing	322,086	2,707	143	$113.01
Other (2)	12,005	118	—	n/a
Total (3)	$2,086,763	2,825	6,473
(1)	We own properties in 25 states.

(2)	Includes three parcels of land held-for-use, and one behavioral health care hospital.

(3)	Subsequent to September 30, 2026, we acquired four SHs within our SHOP segment for an aggregate purchase price of $208,275. The communities have an aggregate of 512 units and are located in Alabama, Florida, Iowa and Pennsylvania.

Owned Real Properties–SHOP

During the second quarter of 2025, we began utilizing the RIDEA structure and established a SHOP segment. Following the establishment of our SHOP segment, during the second through fourth quarters of 2025, we acquired 11 seniors housing communities within the SHOP segment. Additionally, we terminated triple-net master leases with three operators and converted 15 seniors housing communities covered under the master leases into our SHOP segment. Upon conversion into the SHOP segment, two of these communities are operating and accounted for as one community.

During the nine months ended September 30, 2026, we continued to expand our SHOP segment. Accordingly, we acquired 17 seniors housing communities within our SHOP segment for $737,281,000. See Acquisitions below for more information. Also, we terminated two additional triple-net master leases and converted four seniors housing communities covered under these master leases into our SHOP segment. Upon conversion, we entered into management agreements with two operators new to us. The communities are located in Georgia, South Carolina and Texas (2) with a total of 247 units and an aggregate gross book value of $59,901,000. As of September 30, 2026, our SHOP segment represented 49.0% of our gross portfolio investments and was comprised of 46 seniors housing communities managed on our behalf by 13 independent operators pursuant to separate management agreements.

The following table presents information related to our SHOP segment as of September 30, 2026 (dollar amounts in thousands):

					Average
			Number	Number	Investment
	Gross		of	of	per
State	Investment		Properties	Units	Unit
Minnesota	$296,103		6	668	$443.27
Wisconsin	289,886		8	889	$326.08
Georgia	149,804		5	552	$271.38
Colorado	82,049		5	292	$280.99
Florida	69,061		1	140	$493.29
Illinois	68,304		5	325	$210.17
Arizona	54,621		1	104	$525.20
California	49,209		2	133	$369.99
Maryland	45,483		1	68	$668.87
Virginia	43,742		1	62	$705.52
All Other	224,569		11	864	$259.92
Total	$1,372,831	(1)	46	4,097	$335.08
(1)	Subsequent to September 30, 2026, we acquired the following four additional communities within our SHOP segment and we entered into four management agreements with four independent operators:

	Number		Number
	of	Purchase	of
State	Properties	Price	Units
Alabama	1	$70,950	180
Florida	1	61,500	117
Pennsylvania	1	52,000	130
Iowa	1	23,825	85
Totals	4	$208,275	512

Acquisitions

During the nine months ended September 30, 2026 and 2025, we acquired the following communities within our SHOP segment (dollar amounts in thousands):

					Total		Number	Number
			Purchase	Transaction	Acquisition		of	of
Year	State (1)	Type of Property	Price (1)	Costs	Costs (1)		Properties (1)	Beds/Units (1)
2026	Minnesota	SH	$295,351	$748	$296,099		6	668
	Georgia	SH	108,000	192	108,192		3	394
	Florida	SH	68,975	82	69,057		1	140
	Arizona	SH	54,250	58	54,308		1	104
	Virginia	SH	43,610	132	43,742		1	62
	Maryland	SH	45,390	93	45,483		1	68
	Wisconsin	SH	40,000	126	40,126		1	147
	Colorado	SH	39,875	123	39,998		1	64
	New Mexico	SH	32,625	109	32,734		1	69
	Illinois	SH	9,205	82	9,287		1	61
	Totals		$737,281	$1,745	$739,026	(2)	17	1,777

2025	Wisconsin	SH	$194,050	$165	$194,215		5	520
	Kentucky	SH	39,500	184	39,684		2	158
	California	SH	35,200	247	35,447		1	67
	Totals		$268,750	$596	$269,346	(3)	8	745
(1)	Subsequent to September 30, 2026, we acquired the following four additional seniors housing communities within our SHOP segment and entered into four management agreements with four independent operators:

	Number		Number
	of	Purchase	of
State	Properties	Price	Units
Alabama	1	$70,950	180
Florida	1	61,500	117
Pennsylvania	1	52,000	130
Iowa	1	23,825	85
Totals	4	$208,275	512

(2)	Excludes $314 of additional incurred costs related to 2025 acquisitions. Additionally, at acquisition, we received property tax proration credits of $1,450.

(3)	Includes $1,177 related to property tax prorations.

The total acquisition costs allocated to SHOP assets acquired during the nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	2026	2025
Land	$35,842	$12,884
Buildings and improvements	703,184	256,462
Total acquisition costs	$739,026	$269,346

Capital Improvement Projects

During the nine months ended September 30, 2026 and 2025, we funded capital improvement projects of $9,746,000 and $2,425,000 respectively, within our SHOP segment.

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

Lease Extensions

Many of the triple-net leases contain renewal options that, if exercised, could result in the amount of rent payable upon renewal being greater than that currently being paid. The following table provides information related to our triple-net lease extensions during the nine months ended September 30, 2026 and 2025 (dollar amounts in thousands):

			Number	Number
		Gross	of	of		Original		Extended
Year	Type of Property	Investment	Properties	Beds/Units	State	Maturity		Maturity
2026	SH	$83,293	5	266	CO, NJ	December 31, 2027		December 31, 2032
	SH	68,767	7	461	IL, MI, OH	May 31, 2026		May 31, 2027
	SH	39,483	2	180	CA	February 28, 2027		June 30, 2031
	SH	9,052	4	155	OK	October 31, 2026		October 31, 2030
	2026 Total	$200,595	18	1,062

2025	SH	$68,767	7	461	IL, MI, OH	May 31, 2025		May 31, 2026
	SNF	53,339	6	782	AL, NM	April 30, 2026	(1)	April 30, 2031
	SH	32,361	2	159	GA, SC	December 31, 2025		December 31, 2026
	SH	25,704	2	88	TX	February 28, 2025		February 28, 2026
	SNF	13,053	2	211	SC	February 28, 2026		February 28, 2031
	SNF	5,275	2	141	TN	December 31, 2025	(2)	December 31, 2026
	2025 Total	$198,499	21	1,842
(1)	During the third quarter of 2025, Genesis Healthcare, Inc. (“Genesis”) filed for Chapter 11 bankruptcy. Genesis has paid their contractual rent through November 2026. During the first quarter of 2026, a federal bankruptcy judge approved the sale of Genesis’ assets, including the leasehold interest in our properties. Subsequent to September 30, 2026, the sale of Genesis’ assets was completed and the lease was assumed on its existing terms by the buyer.

(2)	During the third quarter of 2025, the operator provided an election notice to exercise its purchase option, and the properties were sold during the second quarter of 2026. See Properties Sold below for more information.

Lease Terminations

During the nine months ended September 30, 2026, we terminated two triple-net master leases and converted four seniors housing communities covered under the master leases into our SHOP segment. Upon conversion, we entered into management agreements with two independent operators. The communities are located in Georgia, South Carolina and Texas (2) with a total of 247 units and an aggregate gross book value of $59,901,000.

Additionally, as a result of the sale of 19 skilled nursing centers and 17 seniors housing communities within our Triple-Net Portfolio, we terminated master lease agreements with five operators during the nine months ended September 30, 2026. In connection with the sale of 17 seniors housing communities, we received a lease termination fee of $2,581,000 during the nine months ended September 30, 2026. See Properties Sold below for more information.

During the nine months ended September 30, 2025, we terminated two existing leases with the same operator and combined them into a single master lease. The new master lease had a five-year term with one 1-year extension option and four 5-year extension options. In connection with the termination of these leases, we wrote-off straight-line rent receivable and lease incentive balances of $243,000 and $249,000, respectively. During the fourth quarter of 2025, we terminated the new master lease and converted the communities covered under the master lease into our SHOP segment.

Also, during the nine months ended September 30, 2025, we terminated our Anthem Memory Care LLC (“Anthem”) triple-net master leases and converted the communities covered under the master leases into our SHOP segment. In conjunction with the conversion, we wrote-off Anthem’s working capital note of $2,693,000 and the related interest receivable of $371,000 during the nine months ended September 30, 2025. In addition, we terminated our triple-net lease with New Perspective Senior Living, LLC (“New Perspective”) and converted the community covered under the lease into our SHOP segment. In connection with the conversion, we paid New Perspective a $5,971,000 lease termination fee.

Components of Rental Income

The following table summarizes components of our rental income for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
Rental Income	2026		2025		2026		2025
Contractual cash rental income	$25,602	(1)	$27,079	(1)	$74,325	(1)	$84,781	(1)
Variable cash rental income (2)	2,117		2,582		6,581		8,448
Straight-line rent adjustment	(98)		(372)		(696)		(1,447)
Adjustment of lease incentives and rental income	—		(1,271)	(3)	(13)	(4)	(1,763)	(5)
Amortization of lease incentives	(116)		(176)		(363)		(556)
Total	$27,505		$27,842		$79,834		$89,463
(1)	Decreased primarily due to lower rent resulting from property sales and the conversion of communities from NNN to the SHOP segment, partially offset by a lease termination fee received in connection with the sale of 17 SH communities, rent increases from lease extensions and contractual rent escalations, fair-market rent resets and capital improvements funding.

(2)	The variable cash rental income for the three and nine months ended September 30, 2026 and 2025 includes reimbursement of real estate taxes by our lessees. Decreased due to the conversion of communities from NNN to SHOP and property sales.

(3)	In connection with Genesis’ on-going Chapter 11 bankruptcy filing, we wrote-off the Genesis straight-line rent receivable balance of $1,271. During the first quarter of 2026, a federal bankruptcy judge approved the sale of Genesis’ assets, including the leasehold interest in our properties. Subsequent to September 30, 2026, the sale of Genesis’ assets was completed and the lease was assumed on its terms by the buyer.

(4)	In connection with the termination of a master lease and converting the communities covered under the master lease into our SHOP segment, we wrote-off a lease incentive balance of $13.

(5)	Relates to explanation (3) above and the write-off of a straight-line rent receivable of $243 and a lease incentive balance of $249 in connection with the termination of two existing leases with the same operator, and combining them into a single master lease.

We monitor the collectability of our receivable balances, including deferred rent receivable balances, on an ongoing basis. For leases where we have concluded it is not probable that we will collect substantially all the lease payments under those leases, recognition of rental income is limited to the lesser of the amount of cash collected or rental income reflected on a straight-line basis. We write-off uncollectible operator receivable balances, including straight-line rent receivable and lease incentives balances, as a reduction to rental income in the period such balances are no longer probable of being collected. During the nine months ended September 30, 2026, we wrote-off lease incentive balance of $13,000, in connection with the termination of a master lease and converting the communities covered under the master lease into our SHOP segment. During the nine months ended September 30, 2025, we wrote-off straight-line rent receivable balance of $1,271,000 in connection with the on-going Genesis Chapter 11 bankruptcy filing. During the three months ended March 31, 2026, a federal bankruptcy judge approved the sale of Genesis’ assets to a newly formed investment group. The sale of Genesis’ assets, including the leasehold interest in our properties closed in October 2026, and the lease was assumed on its terms by an affiliate of 101 W State Street Holdings, LLC. Additionally, during the nine months ended September 30, 2025, we wrote-off straight-line rent receivable and lease incentive balances of $243,000 and $249,000, respectively, in connection with the termination of two existing leases with the same operator, and combining them into a master lease as discussed above.

We continue to take into account the current financial conditions of our operators in our estimation of uncollectible accounts and deferred rents receivable and closely monitor the collectability of such rents, adjusting future estimates as necessary.

Purchase Options

Some of our triple-net lease agreements provide purchase options allowing the lessees to purchase the properties they currently lease from us. The following table summarizes information about purchase options included in our lease agreements as of September 30, 2026 (dollar amounts in thousands):

			Type	Number
Option			of	of	Gross	Net Book
Window		State	Property	Properties	Investments (1)	Value
2027-2029		Oklahoma	SH	4	$9,052	$2,809
2027-2029	(2)	Texas	SNF	4	52,726	46,516
2029		North Carolina	SH	5	15,239	6,470
		Total		13	$77,017	$55,795
(1)	Gross investments include previously recorded impairment losses, if any.

(2)	The operator may elect to either receive an earn-out payment or exercise its purchase option. If neither option is elected within the timeframe defined in the lease, both elections are terminated. Subsequent to September 30, 2026, the operator provided notice of its intent to exercise its purchase option under the master lease. The properties have a total of 339 beds and generate approximately $4,800 of annual cash rental income. For more information regarding the earn-out see Note 14. Commitments and Contingencies.

See Note 4. Financing Receivables for purchase options included in our financing receivable agreements.

Improvement Projects

During the nine months ended September 30, 2026 and 2025, we invested in the following capital improvement projects within our Triple-Net Portfolio (dollar amounts in thousands):

	Nine Months Ended September 30,
Type of Property	2026	2025
Seniors Housing Communities	$1,034	$2,648
Skilled Nursing Centers	380	1,600
Total	$1,414	$4,248

Impairment Loss

As of September 30, 2026, we identified indicators of impairment and performed recoverability analysis on the carrying value of the community listed in the table below and concluded that its carrying value will not be recoverable through future undiscounted cash flows. We did not identify any indicators of impairment during the nine months ended September 30, 2025. The following table summarizes information regarding impairment losses recorded during the nine months ended September 30, 2026 (dollar amounts in thousands):

		Type	Number	Number
		of	of	of	Impairment
Year	State	Properties	Properties	Beds/Units	Loss
2026	South Carolina	SH	1	87	$2,310	(1)

(1)	In connection with our decision to pursue the sale of the property at an amount below its net book value, we recognized an impairment loss to reduce the property’s carrying value to its estimated fair value. We estimated the fair value of the property using a combination of the income and market approach, incorporating unobservable inputs, including company-specific assumptions regarding the property’s marketability and third-party opinions of value. Accordingly, we determined that the estimated fair value measurement is categorized within Level 3 of the fair value hierarchy.

Properties Sold

During the nine months ended September 30, 2026, we recognized a net gain on sale of real estate of $331,500,000. During the nine months ended September 30, 2025, we recognized a net loss on sale of real estate of $235,000. The following table summarizes property sales during the nine months ended September 30, 2026 and 2025 (dollar amounts in thousands):

	Type	Number	Number
	of	of	of	Sales	Carrying	Net
State	Properties	Properties	Beds/Units	Price	Value	Gain (Loss) (1)
Colorado, Kansas, Ohio, Texas	SH	17	738	$157,419	$28,193	$129,109	(2)
Arizona	SNF	3	613	103,000	6,693	95,722
Texas	SNF	13	1,750	166,900	100,859	66,001
Oregon	SNF	1	99	34,200	739	33,135
Tennessee	SNF	2	141	9,500	1,944	7,550
n/a	n/a	—	—	—	—	(17)	(3)
		36	3,341	$471,019	$138,428	$331,500

Ohio (4)	n/a	—	—	$1,800	$1,342	$340
Ohio	SH	1	39	1,000	670	236
Oklahoma	SH	1	29	670	670	(96)
Texas	n/a	1	—	2,880	3,266	(715)
		3	68	$6,350	$5,948	$(235)
(1)	Calculation of net gain (loss) includes cost of sales and write-off of straight-line receivable and lease incentives, when applicable.

(2)	We received a lease termination fee of $2,581 in connection with the sale of the communities.

(3)	We recognized a loss due to additional costs incurred related to properties sold during 2025.

(4)	We sold a parcel of land adjacent to a memory care community within our portfolio.
4.	Financing Receivables

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

The following tables provide information regarding our investments in financing receivables at September 30, 2026 (dollar amounts in thousands):

							Type	Number	Number	Purchase	Investment
Interest		Investment	Lease		Gross	LTC	of	of	of	Option	per
Rate		Year	Maturity	State	Investments	Investment	Properties	Properties	Beds/Units	Window	Bed/Unit
7.50%	(1)	2023	2033	NC	$123,708	$120,792	SH	11	523	2025-2029	$236.54
7.25%	(2)	2024	2034	NC/SC	122,799	64,789	SH	13	523	2024-2028	$234.80
7.25%	(2)	2024	2034	NC	41,024	38,009	SH	4	217	2024-2028	$189.05
Total					$287,531	$223,590		28	1,263
(1)	The seller-lessee has the option to buy the properties in multiple tranches and in serial closings approved by LTC with an exit IRR of 9.0% on any portion of the properties being purchased.

(2)	The seller-lessee has a purchase option exercisable with an exit IRR of 8.0%.

The following table summarizes our financing receivable activity for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026		2025
Investment and funding under financing receivables	$988		$777
Sale of properties accounted for as a financing receivable	(62,220)	(1)	—
Distribution paid to non-controlling interest related to sale of properties accounted for as a financing receivable	(14,325)	(1) (2)	—
Amortization of capital costs	—		(58)
Recovery of credit losses	756		(7)
Net decrease (increase) in financing receivables	$(74,801)		$712
(1)	During the three months ended March 31, 2026, the lessee exercised its purchase option pursuant to its master lease to acquire three skilled nursing centers in Florida with a total of 299 beds. In conjunction with this transaction, we received exit IRR income of $1,812. Additionally, we wrote-off $198 effective interest receivable previously recognized over the term of the financing receivable through payoff.

(2)	Represents a non-cash distribution made in connection with the payoff discussed in (1) above.

5.	Mortgage Loans Receivable

The following table sets forth information regarding our investments in mortgage loans secured by first mortgages at September 30, 2026 (dollar amounts in thousands):

						Type	Percentage	Number of				Investment
				Gross		of	of			SNF	SH	per
Interest Rate		Maturity	State	Investment		Property	Investment	Loans (1)	Properties (1)	Beds	Units	Bed/Unit
11.3%	(2)	2043	MI	$179,373		SNF	44.7%	1	14	1,749	—	$102.56
8.3%		2030	CA	56,379		SH	14.0%	1	2	—	171	$329.70
8.5%		2030	FL	40,772		SH	10.2%	1	1	—	250	$163.09
10.3%	(3)	2045	MI	39,550		SNF	9.9%	1	4	480	—	$82.40
10.8%	(3)	2045	MI	19,600		SNF	4.9%	1	2	201	—	$97.51
8.8%		2027	MI	17,984		SH	4.5%	1	1	—	85	$211.58
11.0%	(3)	2045	MI	14,775		SNF	3.7%	1	1	146	—	$101.20
7.3%		2027	NC	11,218		SH	2.8%	1	1	—	45	$249.29
9.0%	(4)	2030	IL	21,183		SH	5.3%	1	1	—	116	$182.61
Total				$400,834	(1)		100.0%	9	27	2,576	667	$123.60
(1)	Our mortgage loans are secured by properties located in five states with six borrowers. Additionally, some loans contain certain guarantees and/or provide for certain facility fees. Gross investment shown above excludes the impact of credit loss reserve.

(2)	During 2025, we modified the mortgage loan with Prestige, the borrower, to provide Prestige with an option to prepay their mortgage loan at par without penalty within a 12-month window beginning in July 2026. The modification was effective July 1, 2025. Under the modification, Prestige agreed to provide us with at least a 90-day notice of its intention to exercise the option, and the ability for Prestige to exercise the pre-payment option is contingent on several factors including Prestige being current and in good standing on all its mortgage loans with LTC and obtaining replacement financing. In conjunction with the loan modification and the penalty-free early payoff option, during the third quarter of 2025, we wrote-off $41,455 of effective interest previously accrued related to this mortgage loan. During the three months ended March 31, 2026, Prestige provided notice of its intent to repay its $179,373 mortgage loan. Prestige is current on their contractual loan obligations through November 2026.

(3)	Mortgage loans provide for 2.25% annual increases in the interest rate after a certain time period.

(4)	During 2024, we committed to fund a $26,120 mortgage loan for the construction of a 116-unit SH located in Illinois. The borrower contributed $12,300 of equity which initially funded the construction. During the third quarter of 2025, we began funding the commitment. During the three months ended September 30, 2026, the construction was completed. The loan bears interest at a current rate of 9.0% and an IRR of 9.5%.

The following table summarizes our mortgage loan activity for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026		2025
Originations and funding under mortgage loans receivable	$16,011	(1)	$99,590	(2)
Payoffs received	—		(21,281)
Scheduled principal payments received	(680)		(450)
Mortgage loan premium amortization	(8)		(6)
Provision for credit losses	(153)		(779)
Net increase in mortgage loans receivable	$15,170		$77,074
(1)	We funded the following:

(a)	$13,389 under a $26,120 mortgage loan commitment for the construction of a 116-unit SH located in Illinois. The borrower contributed $12,300 of equity which was used to initially fund the construction. During the third quarter of 2025, we began funding this commitment. Our remaining commitment is $3,721. The loan bears interest at a current rate of 9.0% and an IRR of 9.5%;

(b)	$881 under a $19,500 mortgage loan commitment for the construction of an 85-unit SH in Michigan. The borrower contributed $12,100 equity upon origination, which was used to initially fund the construction. The 8.8% interest-only loan matures in March 2027 and includes two one-year extension options, each of which is contingent on certain coverage thresholds;

(c)	$875 under a $42,300 mortgage loan commitment secured by a 250-unit SH in Florida. The loan term is five years at a fixed rate of 8.5%;

(d)	$468 under a mortgage loan commitment secured by a 45-unit SH located in North Carolina. The mortgage loan has a one-year term with an interest-only rate of 7.25% and an IRR of 9.0%; and

(e)	$398 under a $57,550 mortgage loan commitment secured by two SH with a total of 171 units in California. The loan term is five years at a fixed rate of 8.3%.

(2)	We funded the following:

(a)	$55,350 under our $57,550 mortgage loan commitment discussed in (1) (e) above;

(b)	$39,330 under our $42,300 mortgage loan commitment discussed in (1) (c) above;

(c)	$3,733 under our $19,500 mortgage loan commitment discussed in (1) (b) above; and

(d)	$1,177 under our $26,120 mortgage loan commitment discussed in (1) (a) above.
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

Additionally, we had two preferred equity investments that also met the accounting criteria to be considered a VIE based on the same factors discussed above for the ADC loan. During 2025, both preferred equity investments were redeemed. The following table summarizes income recognized and cash interest received related to our investments in unconsolidated joint ventures during the nine months ended September 30, 2026 and 2025 (in thousands):

	Type
	of	Income		Cash Income		Non-cash
Year	Properties	Recognized		Earned		Income Accrued
2026	SNF (1)	$396	(1)	$494	(1)	$—

2025	SNF (1)	$434	(1)	$434	(1)	$—
	SH (2)	884	(2)	884	(2)	—
	SH (3)	3,225	(3)	3,260	(3)	53
Total		$4,543		$4,578		$53
(1)	During the second quarter of 2026, the mortgage loan was paid off.

(2)	During the fourth quarter of 2025, our preferred equity investment in the JV that owns a 109-unit SH in Washington was redeemed for $8,140, which included a 12.0% exit IRR of $1,800.

(3)	During the first quarter of 2025, our preferred equity investment in the JV that owns a 267-unit SH in Washington was redeemed for $15,962, which included a 13.0% exit IRR of $2,962.
7.	Notes Receivable

Notes receivable consist of working capital loans and a mezzanine loan. The following table summarizes our investments in notes receivable at September 30, 2026 (dollar amounts in thousands):

Interest			Type of	Gross			Type of
Rate	IRR	Maturity	Loan	Investment		# of loans	Property
9.0%	—	2026	Working capital	$25		1	SH
8.0%	11.0%	2027	Mezzanine	25,000		1	SH
Total				$25,025	(1)	2
(1)	Excludes the impact of credit loss reserve.

The following table is a summary of our notes receivable components as of September 30, 2026 and December 31, 2025 (in thousands):

	At September 30, 2026	At December 31, 2025
Mezzanine loans	$25,000	$25,000
Working capital loans	25	874
Notes receivable credit loss reserve	(250)	(259)
Total notes receivable, net of credit loss reserve	$24,775	$25,615

The following table summarizes our notes receivable activity for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Advances under notes receivable	$—	$25
Principal payments received under notes receivable	(849)	(18,039)
Write-off of notes receivable	—	(2,693)	(1)
Recovery of credit losses	9	207
Net decrease in notes receivable	$(840)	$(20,500)
(1)	Represents the write-off of Anthem working capital note in connection with the conversion of Anthem’s triple-net leases to SHOP.

8.	Credit Loss Reserve

We apply Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments-Credit Losses (“ASC 326”), which requires a forward-looking “expected loss” model, to estimate our loan losses. We determined our Financing receivables, Mortgage loans receivable and Notes receivable line items on our Consolidated Balance Sheets are within the scope of ASC 326.

Financing receivables. We obtained controlling interests in JVs that acquired properties through sale and leaseback transactions. The JVs concurrently leased the purchased properties to affiliates of sellers and provided the sellers-lessees with purchase options. We consolidated the JVs as Financing receivables on our Consolidated Balance Sheets. For more information regarding these transactions see Note 4. Financing Receivables above. At September 30, 2026, we had investments in three JVs accounted for as financing receivables that owned 28 properties in two states. In addition to owning the properties through our controlling interests in the JVs, generally, these leases provide one or more of the following: security deposits, property tax impounds, repair and maintenance escrows and other credit enhancements such as corporate or personal guarantees or letters of credit.

Mortgage loans. As part of our strategy of making investments in properties used in the provision of long-term health care services, we provided mortgage loan financing on such properties. At September 30, 2026, we had nine mortgage loans secured by 27 properties in five states with six borrowers. In addition to a lien on the mortgaged properties, the loans are generally secured by non-real estate assets of the properties and contain certain other security provisions in the form of letters of credit and/or security deposits.

Notes receivable. Our notes receivable consist of a working capital note and a mezzanine loan. Security for these notes can include all or a portion of the following credit enhancements: secured second mortgage, pledge of equity interests and personal/corporate guarantees.

The following table summarizes our financial instruments within the scope of ASC 326 by year of origination (in thousands):

	Year of origination (1)						At September 30, 2026
Investment Type:	2026	2025	2024	2023	2022	Prior	Total	Credit loss reserve
Financing receivables	$—	$—	$163,823	$123,708	$—	$—	$287,531	$2,875

Mortgage loans receivable	$—	$97,151	$21,183	$29,202	$—	$253,298	$400,834	$4,002

Mezzanine loans	$—	$—	$—	$—	$25,000	$—	$25,000	$250
Working Capital loans	—	—	25	—	—	—	25	—
Total Notes Receivable	$—	$—	$25	$—	$25,000	$—	$25,025	$250
(1)	Excludes paid-off loans. Additional funding, if any, is included in the year of the origination of the initial loan.

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

The expected credit losses related to our financial instruments that are within the scope of ASC 326 are as follows (in thousands):

		Recovery		Provision
	Balance	due to		due to	Balance
	at	Payoffs/		Originations/	at
Description	12/31/2025	Write-offs		additional funding	9/30/2026
Credit Loss Reserve – Financing Receivables	$3,631	$(765)	(1)	$9	$2,875
Credit Loss Reserve – Mortgage Loans Receivable	3,849	—		153	4,002
Credit Loss Reserve – Notes Receivable	259	(9)		—	250
(1)	Relates to the recovery of a credit loss reserve on a financing receivable resulting from the lessee’s exercise of its purchase option for the underlying properties during the three months ended March 31, 2026.

We elected not to measure an allowance for expected credit losses on accrued interest receivable under the expected credit loss standard as we have a policy in place to reserve or write-off accrued interest receivable in a timely manner through our quarterly review of the loan and property performance. Therefore, we elected the policy to write-off accrued interest receivable by recognizing credit loss expense. As of September 30, 2026, the total balance of accrued interest receivable of $25,274,000 was not included in the measurement of expected credit loss. During the nine months ended September 30, 2025, we wrote-off Anthem’s interest receivable of $371,000 in connection with the conversion of Anthem’s triple-net leases to SHOP as explained in Note 3. Owned Real Properties.

9.	Prepaid Expenses and Other Assets

The following is a summary of our prepaid expenses and other assets at September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Interest rate swap asset	$11,568	$482
SHOP prepaid expenses and other assets	8,485	2,399
Investments, prepaid expenses and other assets	7,527	3,609
SHOP accounts receivable, net of credit loss reserve: 2026— $487; 2025— $304	6,124	3,130
Intangible assets, net of accumulated amortization: 2026— $2,308; 2025— $1,789	6,001	6,520
Right of use asset, net	2,324	2,580
Lease incentives	1,816	2,525
Total	$43,845	$21,245

10.	Intangible Assets

We make estimates in allocating the purchase price of acquisitions to the various components of the acquisition based on the fair value of each component. For certain acquisitions, such components include in-place leases and other intangible assets. In the case of the value of in-place leases, we make estimates based on the evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during the hypothetical expected lease-up periods, market conditions and costs to execute similar leases. The following is a summary of the carrying amount of intangible assets as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026					December 31, 2025
			Accumulated					Accumulated
Assets	Cost		Amortization		Net	Cost		Amortization		Net
In-place leases	$46,878	(1)	$(10,107)	(2)	$36,771	$24,098	(1)	$(7,772)	(2)	$16,326
Tax abatement intangible	$8,309	(3)	$(2,308)	(3)	$6,001	$8,309	(3)	$(1,789)	(3)	$6,520
(1)	Included in the Buildings and improvements line item in our Consolidated Balance Sheets. Increase relates to acquisition of 17 seniors housing communities during 2026 within our SHOP segment. See Note 3. Owned Real Properties for more information regarding our SHOP segment acquisitions.

(2)	Included in the Accumulated depreciation and amortization line item in our Consolidated Balance Sheets.

(3)	Included in the Prepaid expenses and other assets line item in our Consolidated Balance Sheets.

The following table provides future amortization expenses related to the intangible assets at September 30, 2026 (in thousands):

		October-December
	Total	2026	2027	2028	2029	2030	2031	Thereafter
In-place leases (1)	$36,771	$2,114	$8,430	$8,068	$7,737	$7,212	$2,879	$331
Tax abatement intangible (2)	6,001	173	692	692	692	692	692	2,368
	$42,772	$2,287	$9,122	$8,760	$8,429	$7,904	$3,571	$2,699
(1)	Recorded as amortization expense included in the Depreciation and amortization line item on our Consolidated Statements of Income.

(2)	Recorded as Triple-net lease property tax expense on our Consolidated Statements of Income.

11.	Debt Obligations

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

Based on our leverage at September 30, 2026, the facility provides for interest annually at SOFR plus 110 basis points and a facility fee of 15 basis points.

Interest Rate Swap Agreements. In connection with entering into the Original Term Loans described above, we entered into two receive variable/pay fixed interest rate swap agreements with maturities of November 19, 2025 and November 19, 2026, respectively, that effectively locked in the forecasted interest payments on the Original Term Loans’ borrowings over their four and five year terms of the loans. Additionally, during the fourth quarter of 2025, we entered into interest rate swaps with maturities of three, four, five and seven years, respectively to effectively lock-in the forecasted interest payments on the Term Loans. Furthermore, during the second quarter of 2026, we entered into three-year interest rate swap agreements to effectively fix the interest rate on $150,000,000 of borrowings under our Amended Revolving Line of Credit. Our interest rate swaps are considered cash flow hedges and are recorded on our Consolidated Balance Sheets at fair value in Prepaid expenses and other assets, with cumulative changes in the fair value of these instruments recognized in Accumulated other comprehensive income (loss) on our Consolidated Balance Sheets. During the nine months ended September 30, 2026 and 2025, we recorded an increase of $11,086,000 and a decrease of $2,356,000 to the fair value of our interest rate swaps, respectively.

Information regarding our interest rate swaps measured at fair value, which are classified as Level 2 of the fair value hierarchy, is presented below (dollar amounts in thousands):

				Notional		Fair Value at
Swap Rate	Date Entered	Maturity Date	Rate Index	Amount		September 30, 2026	December 31, 2025
2.36%	November 2021	November 19, 2026	1-month SOFR	$50,000	(1)	$182	$938
4.61%	December 2025	December 12, 2028	SOFR with 5-day lookback	25,000		665	(52)
4.61%	December 2025	December 12, 2028	SOFR with 5-day lookback	25,000		667	(55)
4.65%	December 2025	December 12, 2029	SOFR with 5-day lookback	55,000		2,060	(136)
4.68%	December 2025	December 12, 2030	SOFR with 5-day lookback	30,000		1,421	(45)
4.72%	December 2025	December 12, 2030	SOFR with 5-day lookback	25,000		1,152	(74)
4.95%	June 2026	June 25, 2029	SOFR with 5-day lookback	30,000		625	—
4.97%	June 2026	June 25, 2029	SOFR with 5-day lookback	35,000		703	—
4.97%	June 2026	June 25, 2029	SOFR with 5-day lookback	30,000		606	—
4.99%	June 2026	June 25, 2029	SOFR with 5-day lookback	55,000		1,084	—
5.21%	December 2025	December 12, 2032	SOFR with 5-day lookback	27,500		1,672	(45)
5.25%	December 2025	December 12, 2032	SOFR with 5-day lookback	12,500		731	(49)
				$400,000		$11,568	$482
(1)	During the third quarter of 2025, the interest rate swap was rolled into the Revolving Line of Credit.

Senior Unsecured Notes. We have senior unsecured notes held by institutional investors with interest rates ranging from 3.66% to 4.50%. The senior unsecured notes mature between 2028 and 2033.

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

At September 30, 2026, we were in compliance with all applicable financial covenants. These debt obligations also contain additional customary covenants and events of default that are subject to a number of important and significant limitations, qualifications and exceptions.

The following table sets forth information regarding debt obligations by component as of September 30, 2026 and December 31, 2025 (dollar amounts in thousands):

		At September 30, 2026		At December 31, 2025
	Applicable		Available		Available
	Interest	Outstanding	for	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing	Balance	Borrowing
Revolving line of credit (2)	4.62%	$429,900	$470,100	$252,863	$347,137
Term loans, net of debt issue costs	4.83%	198,470	—	198,213	—
Senior unsecured notes, net of debt issue costs (3)	4.08%	356,724	—	391,105	—
Total	4.47%	$985,094	$470,100	$842,181	$347,137
(1)	Represents weighted average interest rate as of September 30, 2026.

(2)	Subsequent to September 30, 2026, we repaid $20,000 under our unsecured revolving line of credit. Accordingly, we have $409,900 outstanding and $490,100 available for borrowing under our unsecured revolving line of credit as of November 3, 2026.

(3)	Subsequent to September 30, 2026, we repaid $2,000 in scheduled principal paydown on our senior unsecured notes.

During the nine months ended September 30, 2026 and 2025, our debt borrowings and repayments were as follows (in thousands):

	Nine Months Ended September 30,
	2026				2025
Debt Obligations	Borrowings		Repayments		Borrowings	Repayments
Revolving line of credit	$554,137	(1)	$(377,100)		$433,500	$(29,400)
Term loans	—		—		—	(100,000)
Senior unsecured notes	—		(34,500)	(2)	—	(44,500)
Total	$554,137		$(411,600)		$433,500	$(173,900)
(1)	Subsequent to September 30, 2026, we repaid $20,000 under our unsecured revolving line of credit. Accordingly, we have $409,900 outstanding and $490,100 available for borrowing under our unsecured revolving line of credit as of November 3, 2026.
(2)	Subsequent to September 30, 2026, we repaid $2,000 in scheduled principal paydown on our senior unsecured notes.

12.	Accrued Expenses and Other Liabilities

The following is a summary of our accrued expenses and other liabilities at September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
SHOP liabilities	$20,555	$8,734
Impounds	14,840	14,627
Property tax liability	6,612	7,125
Accounts payable and other accrued liabilities	5,562	7,584
Maintenance and repair reserves	4,700	6,152
SHOP deferred revenue	3,327	2,115
Lease liabilities	2,324	2,580
Security deposits	1,703	1,601
Deferred commitments	956	3,171
Total	$60,579	$53,689

13.	Equity

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

As of September 30, 2026, we have the following consolidated VIEs (in thousands):

				Gross
Investment		Property		Consolidated	Non-Controlling
Year	Purpose	Type	State	Assets (1)	Interests
2024	Own real estate	SH	NC/SC	$122,799	$58,010
2024	Own real estate	SH	NC	41,024	3,015
2023	Own real estate	SH	OH	54,953	9,134
2023	Own real estate	SH	NC	123,708	2,916
Total				$342,484	$73,075
(1)	Includes the total real estate investments and excludes intangible assets.

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

Common Stock. We had an equity distribution agreement (the “Original Equity Distribution Agreement”) to offer and sell, from time to time, up to $400,000,000 in aggregate offering price of shares of our common stock. During the nine months ended September 30, 2026 and 2025, we sold 5,257,220 and 1,655,100 shares of common stock for net proceeds of $198,064,000 and $59,316,000, respectively, under our Original Equity Distribution Agreement. In conjunction with the sale of common stock, during the nine months ended September 30, 2026 and 2025, we incurred $200,000 and $353,000 of costs associated with this agreement, which have been recorded in additional paid in capital as a reduction of proceeds received.

During the third quarter of 2026, we terminated our Original Equity Distribution Agreement and entered into a new equity distribution agreement (the “Equity Distribution Agreement”) to sell, from time to time up to $500,000,000 in aggregate offering price of shares of our common stock. The Equity Distribution Agreement provides for sale of common shares to be made by means of ordinary brokers’ transactions, which may include block trades, or transactions that are deemed to be “at the market” offerings.

During the third quarter of 2026, we sold 914,120 shares of common stock for $38,726,000 in net proceeds under the Equity Distribution Agreement. In conjunction with the sale of common stock, we incurred $213,000 of costs associated with this agreement, which has been recorded in additional paid in capital as a reduction of proceeds received. At September 30, 2026, we had $461,140,000 available under the Equity Distribution Agreement. Subsequent to September 30, 2026, we sold 1,371,986 shares of common stock for $58,717,000 in net proceeds under the Equity Distribution Agreement. Accordingly, at November 3, 2026, we have $401,940,000 available under the Equity Distribution Agreement.

During the nine months ended September 30, 2026 and 2025, we acquired 149,745 and 151,018, respectively, shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

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

Distributions. We declared and paid the following cash dividends (in thousands):

	Nine Months Ended September 30,
	2026				2025
	Declared		Paid		Declared		Paid
Common Stock (1)	$89,830	(2)	$89,830	(2)	$80,012	(3)	$80,012	(3)
(1)	Represents $0.19 per share per month for the nine months ended September 30, 2026 and 2025.

(2)	Includes $1,301 of distribution related to vesting of the performance-based stock units.

(3)	Includes $1,312 of distribution related to vesting of the performance-based stock units.

In October 2026, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of October, November and December 2026, payable on October 30, November 30 and December 31, 2026, respectively, to stockholders of record on October 22, November 20, and December 23, 2026, respectively.

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

The following table summarizes our restricted stock activity for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	Shares			Weighted Average Price
	2026	2025		2026	2025
Outstanding, January 1	270,701	301,209		$33.75	$33.18
Granted	145,369	135,041		$38.93	$34.94
Vested	(140,801)	(165,549)	(1)	$34.11	$33.69
Outstanding, September 30	275,269	270,701		$36.30	$33.75

(1)	Includes the accelerated vesting of 13,362 shares of restricted common stock in connection with an employee’s retirement.

During the nine months ended September 30, 2026, 170,827 units of performance-based stock units vested. During the nine months ended September 30, 2025, 182,915 units of performance-based stock units vested, which includes the accelerated vesting of 19,694 performance-based stock units in connection with an employee’s retirement.

During the nine months ended September 30, 2026 and 2025, we granted restricted stock and performance-based stock units under the 2021 Plan as follows:

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

Compensation expense recognized related to the vesting of restricted common stock and performance-based stock units for the nine months ended September 30, 2026 and 2025 was $6,675,000 and $7,188,000, respectively. Accordingly, the remaining compensation expense to be recognized related to the future service period of unvested outstanding restricted common stock and performance-based stock units is as follows (in thousands):

Remaining
Compensation
Vesting Date	Expense
October-December 2026	$2,284
2027	6,305
2028	3,529
2029	534
Total	$12,652

14.	Commitments and Contingencies

At September 30, 2026, we had commitments as follows (in thousands):

				Total
	Investment		2026	Commitment	Remaining
	Commitment		Funding	Funded	Commitment
Owned real properties-Triple-Net Portfolio (Note 3. Owned Real Properties)	$1,104	(1)	$471	$738	$366
Financing receivables (Note 4. Financing Receivables)	2,250		373	2,038	212
Accrued incentives and earn-out liabilities	3,000	(2)	—	—	3,000
Mortgage loans (Note 5. Mortgage Loans Receivable)	51,842	(3)	14,677	25,102	26,740
Notes receivable (Note 7. Notes Receivable)	370	(4)	—	25	345
Total	$58,566		$15,521	$27,903	$30,663
(1)	Represents commitments to purchase land and improvements, if applicable, and to develop, re-develop, renovate or expand seniors housing and skilled nursing properties.

(2)	Represents an earn-out payment up to $3,000 to an operator under a master lease on four SNFs in Texas. The master lease allows either an earn-out payment up to $3,000 or a purchase option. The earn-out payment is available, contingent on achieving certain thresholds per the lease, beginning in April 2024 through March 2027. Subsequent to September 30, 2026, the operator provided notice of its intent to exercise its purchase option under the master lease. The properties have a gross book value of $52,726 and a net book value of $46,516 and generate $4,800 of annual cash rental income. For more information regarding the purchase option see Note 3. Owned Real Properties.

(3)	Includes $28,697 related to one construction loan, $19,250 of contingent commitments available upon the borrower achieving certain coverage ratios, and $3,895 of other commitments.

(4)	Represents working capital loan commitments.

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

15.	Earnings per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2026		2025		2026		2025
Net income (loss)	$349,324		$(18,540)		$405,095		$20,229
Income allocated to non-controlling interests	(1,178)		(1,455)		(3,719)		(4,452)
Income allocated to participating securities:
Non-forfeitable dividends on participating securities	(157)		(154)		(471)		(471)
Undistributed income allocated to participating securities	(1,615)	(1)	—		(1,646)	(1)	—
Total net income allocated to participating securities	(1,772)		(154)		(2,117)		(471)
Net income available to common stockholders–basic	346,374		(20,149)		399,259		15,306
Effect of dilutive securities:
Reallocation of undistributed income to participating securities	13	(1)	—		14	(1)	—
Net income available to common stockholders–diluted	$346,387		$(20,149)		$399,273		$15,306

Shares for basic net income per share	53,763		46,123		51,412		45,726
Effect of dilutive securities:
Performance-based stock units	445		—	(2)	440		381
Total effect of dilutive securities	445		—		440		381
Shares for diluted net income per share	54,208		46,123		51,852		46,107

Basic net income per share	$6.44		$(0.44)		$7.77		$0.33
Diluted net income per share	$6.39		$(0.44)		$7.70		$0.33
(1)	The computations of the net income allocated to participating securities for the three and nine months ended September 30, 2026 are made independently. Therefore, the sum of the quarters may not agree with the amounts for the year-to-date periods.

(2)	For the three months ended September 30, 2025, the performance-based stock units were excluded from the calculation of the shares for diluted net income per share as such inclusion would be anti-dilutive.

16.	Fair Value Measurements

In accordance with the accounting guidance regarding the fair value option for financial assets and financial liabilities, entities are permitted to choose to measure certain financial assets and liabilities at fair value, with the change in unrealized gains and losses reported in earnings. We did not elect the fair value option for any of our financial assets and financial liabilities.

The carrying amount of cash and cash equivalents approximates their fair value because of the short-term maturity of these instruments. We do not invest our cash in auction rate securities. The carrying value and estimated fair value of our financial instruments as of September 30, 2026 and December 31, 2025 were as follows (in thousands):

	At September 30, 2026			At December 31, 2025
	Carrying	Fair		Carrying	Fair
	Value	Value		Value	Value
Financing receivables, net of credit loss reserve	$284,656	$291,859	(1)	$359,457	$367,986	(1)
Mortgage loans receivable, net of credit loss reserve	396,832	420,733	(2)	381,662	462,312	(2)
Notes receivable, net of credit loss reserve	24,775	28,920	(3)	25,615	29,576	(3)
Revolving line of credit	429,900	429,900	(4)	252,863	252,863	(4)
Term loans, net of debt issue costs	198,470	198,470	(4)	198,213	198,213	(4)
Senior unsecured notes, net of debt issue costs	356,724	328,894	(5)	391,105	372,511	(5)
(1)	Our investment in financing receivables is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate used to value our future cash inflows of the financing receivables at both September 30, 2026 and December 31, 2025 was 7.5%.

(2)	Our investment in mortgage loans receivable is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is determined by using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash inflows of the mortgage loans receivable at September 30, 2026 and December 31, 2025 was 9.0% and 8.8%, respectively.

(3)	Our investments in notes receivable are classified as Level 3. The discount rate is determined by using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash flows of the notes receivable at September 30, 2026 and December 31, 2025 was 8.0% and 7.7%, respectively.

(4)	Our revolving line of credit and term loans bear interest at a variable interest rate. The estimated fair value of our revolving line of credit and term loans approximated their carrying values at September 30, 2026 and December 31, 2025 based upon prevailing market interest rates for similar debt arrangements.

(5)	Our obligation under our senior unsecured notes is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is measured based upon management’s estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities. At September 30, 2026, the discount rate used to value our future cash outflow of our senior unsecured notes was 6.50% for those maturing before 2030 and 6.75% for those maturing at or beyond 2030. At December 31, 2025, the discount rate used to value our future cash outflow of our senior unsecured notes was 5.25% for those maturing before year 2030 and 5.50% for those maturing at or beyond year 2030.

17.	Segment Information

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

During the nine months ended September 30, 2026 and 2025, the CODM has been collectively identified as our Executive Chairman and Co-CEOs, who share the responsibility for allocating resources and assessing segment performance.

During the second quarter of 2025, we began utilizing the RIDEA structure and established our SHOP segment. Accordingly, we conduct and manage our business as two operating segments: real estate investments and SHOP and our CODM evaluated the performance of our investments based on net operating income (“NOI”). For more information and reconciliation of NOI see Item 2. Non-GAAP Financial Measures. The following tables summarize information by reportable segment for the three and nine months ended September 30, 2026 and 2025 (unaudited, in thousands):

	Three Months Ended September 30, 2026
	Real estate		Non-segment
	investment portfolio	SHOP	/corporate (1)	Total
Revenues:
Resident fees and services	$—	$70,539	$—	$70,539
Rental income	27,505	—	—	27,505
Interest income from financing receivables	5,644	—	—	5,644
Interest income from mortgage loans	10,389	—	—	10,389
Interest and other income	639	—	530	1,169
Total revenues	44,177	70,539	530	115,246

Property level expenses	(1,987)	(50,808)	—	(52,795)
NOI	42,190	19,731	530	62,451
Interest expense				(11,312)
Depreciation and amortization				(13,718)
Impairment loss				(2,310)
Provision for credit losses				(47)
Transaction costs				(1,165)
General and administrative expenses				(8,125)
Gain on sale of real estate, net				323,948
Income tax provision				(398)
Net income				$349,324

	Nine Months Ended September 30, 2026
	Real estate		Non-segment
	investment portfolio	SHOP	/corporate (1)	Total
Revenues:
Resident fees and services	$—	$176,256	$—	$176,256
Rental income	79,834	—	—	79,834
Interest income from financing receivables	19,539	—	—	19,539
Interest income from mortgage loans	30,933	—	—	30,933
Interest and other income	1,917	—	1,037	2,954
Total revenues	132,223	176,256	1,037	309,516

Income from unconsolidated joint ventures	396	—	—	396
Property level expenses	(6,482)	(129,905)	—	(136,387)
NOI	126,137	46,351	1,037	173,525
Interest expense				(31,578)
Depreciation and amortization				(38,068)
Impairment loss				(2,310)
Recovery for credit losses				610
Transaction costs				(3,042)
General and administrative expenses				(24,868)
Gain on sale of real estate, net				331,500
Income tax provision				(674)
Net income				$405,095

	Three Months Ended September 30, 2025
	Real estate		Non-segment
	investment portfolio	SHOP	/corporate (1)	Total
Revenues:
Resident fees and services	$—	$22,203	$—	$22,203
Rental income	27,842	—	—	27,842
Interest income from financing receivables	7,096	—	—	7,096
Interest income from mortgage loans	9,856	—	—	9,856
Interest and other income	2,191	—	102	2,293
Total revenues	46,985	22,203	102	69,290

Income from unconsolidated joint ventures	439	—	—	439
Property level expenses	(2,581)	(17,362)	—	(19,943)
NOI	44,843	4,841	102	49,786
Interest expense				(8,791)
Depreciation and amortization				(8,987)
Write-off of effective interest receivable				(41,455)
Provision for credit losses				(203)
Transaction costs				(587)
General and administrative expenses				(7,523)
Loss on sale of real estate, net				(738)
Income tax provision				(42)
Net loss				$(18,540)

	Nine Months Ended September 30, 2025
	Real estate		Non-segment
	investment portfolio	SHOP	/corporate (1)	Total
Revenues:
Resident fees and services	$—	$34,153	$—	$34,153
Rental income	89,463	—	—	89,463
Interest income from financing receivables	21,182	—	—	21,182
Interest income from mortgage loans	28,715	—	—	28,715
Interest and other income	4,642	—	406	5,048
Total revenues	144,002	34,153	406	178,561

Income from unconsolidated joint ventures	4,543	—	—	4,543
Property level expenses	(8,483)	(26,781)	—	(35,264)
NOI	140,062	7,372	406	147,840
Interest expense				(24,718)
Depreciation and amortization				(26,925)
Write-off of effective interest receivable				(41,455)
Provision for credit losses				(3,642)
Transaction costs				(7,734)
General and administrative expenses				(22,941)
Loss on sale of real estate, net				(235)
Income tax benefit				39
Net income				$20,229

(1)	The non-segment/corporate category includes income from temporary investments and other corporate-level income not attributable to a reportable segment.

Total assets by reportable business segment and segment-level significant expense categories are not disclosed as our CODM is not provided with such information to evaluate business performance and allocate resources.

18.	Income Taxes

Our Company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As such, we generally are not taxed on income that is distributed to our stockholders. Under RIDEA, a REIT may lease a “qualified healthcare property” on an arm's-length basis to a taxable REIT subsidiary (“TRS”) if the property is operated on behalf of such TRS by a person who qualifies as an “eligible independent operator”. Generally, the rent received from the TRS will meet the related party exception and will be treated as “rents from real property”. A “qualified healthcare property” includes real property and any personal property that is, or is necessary or incidental to the use of, a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility, or other licensed facility which extends medical or nursing or ancillary services to patients. Resident fees and services revenue and related operating expenses for these facilities are reported on our Consolidated Statements of Income and are subject to federal, state and local income taxes. Our provision for income taxes for the three and nine months ended September 30, 2026, was an expense of $398,000 and $674,000, respectively. Our provision for income taxes for the three and nine months ended September 30, 2025, was an expense of $42,000 and a benefit of $39,000, respectively. At September 30, 2026, our deferred income tax assets and deferred income tax liabilities with respect to our TRS entity were $278,000 and $367,000, respectively. At December 31, 2025, our deferred income tax assets and deferred income tax liabilities with respect to our TRS entity were $729,000 and $695,000, respectively.

19.	Subsequent Events

Subsequent to September 30, 2026, the following events occurred:

Real Estate Acquisitions. The following table summarizes information regarding our acquisitions subsequent to September 30, 2026 (dollar amounts in thousands):

	Number		Number
	of	Purchase	of
State	Properties	Price	Beds/Units
Alabama	1	$70,950	180
Florida	1	61,500	117
Pennsylvania	1	52,000	130
Iowa	1	23,825	85
Totals (1)	4	$208,275	512
(1)	In conjunction with the acquisitions, we entered into four management agreements with four independent operators.

Purchase Option Notices. We received notice of an operator’s intent to exercise its purchase option under a master lease covering four skilled nursing centers with a total of 339 beds in Texas. The properties have a gross book value and net book value of $52,726,000 and $46,516,000, respectively, and generate approximately $4,800,000 of annual cash rental income.

Debt. We repaid $20,000,000 under our unsecured revolving line of credit. Accordingly, as of November 3, 2026, we have $409,900,000 outstanding and $490,100,000 available for borrowing under our unsecured revolving line of credit. Additionally, we repaid $2,000,000 in scheduled principal paydowns on our senior unsecured notes.

Equity. We sold 1,371,986 shares of common stock for $58,717,000 in net proceeds under our Equity Distribution Agreement. Accordingly, we have $401,940,000 available under our Equity Distribution Agreement.

Additionally, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of October, November and December 2026, payable on October 30, November 30 and December 31, 2026, respectively to stockholders of record on October 22, November 20, and December 23, 2026, respectively.

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

We also have identified opportunities to convert existing triple-net leases into our new SHOP segment, and in certain instances have completed these conversions. To develop and implement RIDEA structures, we may need to continue to commit financial and operational resources. While we anticipate that adding RIDEA transactions will be positive for our business model, our ability to succeed in this new segment will be determined by numerous factors, including our ability to identify suitable investments and our relationship with operators of our SHOP communities. We rely on the SHOP operator’s personnel, expertise, resources, good faith, and judgment to manage our SHOP communities efficiently and effectively. We also rely on the SHOP operators to set appropriate resident fees, provide accurate property-level financial results for our properties in a timely manner, and otherwise operate our SHOP communities in compliance with the terms of our management agreements and all applicable laws and regulations.

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

Real Estate Portfolio Overview

The following tables summarize our real estate investment portfolio as of September 30, 2026 (dollar amounts in thousands):

						Nine Months Ended
						September 30, 2026
		Number of			Percentage	Rental Income		Percentage
	Number of	SNF	SH	Gross	of	and Resident		of Total
Owned Properties	Properties (1)	Beds	Units	Investments	Investments	Fees and Services		Revenues
Triple-Net Portfolio:
Seniors Housing	33	—	2,233	$379,841	13.6%	$21,002		7.6%
Skilled Nursing	24	2,707	143	322,086	11.5%	29,996		10.8%
Other (2)	1	118	—	12,005	0.4%	896		0.3%
Subtotal: Triple-Net Portfolio	58	2,825	2,376	713,932	25.5%	51,894	(3)	18.7%
SHOP:
Seniors Housing	46	—	4,097	1,372,831	49.0%	176,256	(4)	63.4%
Total Owned Properties	104	2,825	6,473	2,086,763	74.5%	228,150		82.1%

		Number of			Percentage	Interest Income		Percentage
	Number of	SNF	SH	Gross	of	from Financing		of Total
Financing Receivables	Properties (1)	Beds	Units	Investments	Investments	Receivables		Revenues
Seniors Housing	28	—	1,263	287,531	10.3%	16,921		6.1%
Total Financing Receivables	28	—	1,263	287,531	10.3%	16,921	(5)	6.1%

		Number of			Percentage	Interest Income		Percentage
	Number of	SNF	SH	Gross	of	from Mortgage		of Total
Mortgage Loans	Properties (1)	Beds	Units	Investments	Investments	Loans		Revenues
Seniors Housing	6	—	667	147,537	5.2%	9,026		3.2%
Skilled Nursing	21	2,576	—	253,297	9.1%	21,907		7.9%
Total Mortgage Loans	27	2,576	667	400,834	14.3%	30,933		11.1%

		Number of			Percentage	Interest		Percentage
	Number of	SNF	SH	Gross	of	and other		of Total
Notes Receivable	Properties (1)	Beds	Units	Investments	Investments	Income		Revenues
Seniors Housing	5	—	621	25,025	0.9%	1,917		0.7%
Total Notes Receivable	5	—	621	25,025	0.9%	1,917	(6)	0.7%

Total Portfolio	164	5,401	9,024	$2,800,153	100.0%	$277,921		100.0%

	Number	Number of			Percentage
	of	SNF	SH	Gross	of
Summary of Properties by Type	Properties (1)	Beds	Units	Investments	Investments
Seniors Housing	118	—	8,881	$2,212,765	79.0%
Skilled Nursing	45	5,283	143	575,383	20.6%
Other (2)	1	118	—	12,005	0.4%
Total Portfolio	164	5,401	9,024	$2,800,153	100.0%
(1)	We have investments in owned properties, including our Triple-Net Portfolio and SHOP, financing receivables, mortgage loans and notes receivable in 26 states to 29 operators.

(2)	Includes three parcels of land held-for-use and one behavioral health care hospital.

(3)	Excludes $6,581 variable rental income from lessee reimbursement of our real estate taxes and $21,359 rental income related to properties sold and properties converted into our SHOP segment.

(4)	Resident fees and services include all amounts earned from residents, based on individual resident agreements, at our SHOP communities.

(5)	Excludes $2,618 of interest income from financing receivables related to the sale of properties accounted for as a financing receivable.

(6)	Included in the Interest and other income line item of our Consolidated Statements of Income.

As of September 30, 2026, we had $2.5 billion in net carrying value of investments as follows (in thousands):

		Percentage
	Carrying	of
	Value	Investments
SHOP	$1,284,315	51.7%
Triple-Net Portfolio	490,950	19.8%
Financing receivables	284,656	11.5%
Mortgage loans	396,832	16.0%
Notes receivable	24,775	1.0%
Investments, net	$2,481,528	100.0%

The following table provides details on the components of revenues and related net operating income (“NOI”) across our portfolio (in thousands):

	Three Months Ended	Nine Months Ended

	September 30, 2026
Real Estate Investment segment:
Triple-Net Portfolio
Contractual cash rental income	$25,602	$74,325
Variable cash rental income	2,117	6,581
Straight-line rent adjustment (1)	(98)	(696)
Adjustment of lease incentives and rental income	—	(13)
Amortization of lease incentives	(116)	(363)
Rental income	27,505	79,834
Financing Receivables:
Cash interest income from financing receivables	5,282	18,640
Effective interest income (2)	362	1,097
Write-off of effective interest related to sale of properties accounted for as a financing receivable (2)	—	(198)
Interest income from financing receivables	5,644	19,539
Mortgage loans receivable:
Cash interest received	10,117	30,033
Effective interest income (3)	272	900
Interest income from mortgage loans	10,389	30,933
Other notes receivable:
Interest income-other notes	663	1,988
Effective interest adjustment (4)	(24)	(71)
Interest income from notes receivable	639	1,917
Unconsolidated joint ventures
Income from unconsolidated joint ventures	—	396

Total revenue-Real Estate Investments segment	44,177	132,619

Triple-net lease property tax expense	(1,987)	(6,482)
NOI-Real Estate Investment Segment (5)	$42,190	$126,137

SHOP segment:
Resident fees and services:	$70,539	$176,256
Property level expenses-SHOP	(50,808)	(129,905)
NOI-SHOP Segment (5)	$19,731	$46,351
(1)	At September 30, 2026, the straight-line rent receivable balance on our Consolidated Balance Sheets was $15,979.

(2)	At September 30, 2026, the financing receivables effective interest receivable balance, which is included in the Interest receivable line item on our Consolidated Balance Sheets, was $7,798. During 2026, we wrote-off $198 effective interest receivable previously recognized related to the sale of properties accounted for as a financing receivable.

(3)	At September 30, 2026, the mortgage loans receivable effective interest receivable balance, which is included in the Interest receivable line item on our Consolidated Balance Sheets, was $14,960.

(4)	At September 30, 2026, the other notes receivable effective interest receivable balance, which is included in the Interest receivable line item on our Consolidated Balance Sheets, was $3.

(5)	See Non-GAAP Financial Measures below for additional information and reconciliation.

Update on Certain Operators

Genesis Healthcare, Inc.

During the second quarter of 2025, we received written notice from Genesis Healthcare Inc. (“Genesis”) of its exercise of a 5-year extension option, which extended the term of the lease to April 30, 2031. During the third quarter of 2025, Genesis filed for Chapter 11 bankruptcy. Accordingly, we wrote-off the straight-line rent receivable balance of $1.3 million related to Genesis’ master lease. During the three months ended March 31, 2026, a federal bankruptcy judge approved the sale of Genesis’ assets to a newly formed investment group. The sale of Genesis’ assets, including the leasehold interest in our properties, closed in October 2026, and the lease was assumed on its terms by an affiliate of 101 W State Street Holdings, LLC.

Prestige Healthcare

Prestige Healthcare (“Prestige”) operates 21 skilled nursing centers located in Michigan secured under four mortgage loans and two skilled nursing centers located in South Carolina under a master lease. Prestige is our largest operator based on total revenues and second largest operator based on total assets, representing 7.4% of our total revenues and 9.4% of our total assets as of September 30, 2026.

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

During the third quarter of 2025, Prestige’s $179.9 million mortgage loan was modified to provide Prestige an option to prepay this mortgage loan at par and without penalty within a 12-month window beginning in July 2026. The modification was effective July 1, 2025. Under the modification, Prestige agreed to provide us with at least a 90-day notice of its intention to exercise the option, and the ability for Prestige to exercise the pre-payment option is contingent on several factors including Prestige being current and in good standing on all its mortgage loans with LTC and obtaining replacement financing. During the third quarter of 2025, in conjunction with the loan amendment that provided the borrower with a penalty-free early payoff option, we wrote-off $41.5 million of effective interest previously accrued related to this loan. During the three months ended March 31, 2026, Prestige provided notice of its intent to repay its $179.9 million mortgage loan and we expect them to repay the loan during the fourth quarter of 2026. Prestige is current on their contractual loan obligations through November 2026.

Other Operator

In October 2026, we engaged a broker to market two seniors housing communities for sale which are currently part of a master lease covering seven seniors housing communities (the “Portfolio”). We intend to negotiate with the current operator to remove the two communities from the existing master lease. However, the lease has not been amended as of the date of this filing. Based on the current brokers’ opinion of value, the fair value of the two communities is below our carrying value. We performed a recoverability test on the Portfolio in accordance with Accounting Standards Codification (“ASC”) Topic 360, Property Plant, and Equipment (“ASC 360”). As of September 30, 2026, the lowest level of identifiable cash flows is the Portfolio, as the master lease provides for a single rent payment covering all seven properties without allocation by property, and the properties are cross-defaulted. As a result, the cash flows we receive from any one property are not largely independent of the cash flows from other properties under the master lease. Therefore, in accordance with ASC 360-10-35-23, we assessed recoverability of the aggregate net carrying value of the Portfolio at September 30, 2026, and concluded that the Portfolio’s weighted average estimated undiscounted cash flows exceed its carrying value. If the master lease is subsequently amended to remove the two communities that are being marketed for sale, we will reassess these communities on a stand-alone basis for impairment and evaluate whether they meet the criteria for classification as held-for-sale at that time.

2026 Activities Overview

Owned Real Properties–SHOP

During the nine months ended September 30, 2026, we continued to expand our SHOP segment. Accordingly, we acquired 17 seniors housing communities within our SHOP segment for $737.3 million. Also, we terminated two additional triple-net master leases and converted four seniors housing communities covered under these master leases into our SHOP segment. Upon conversion, we entered into management agreements with two operators new to us. The communities are located in Georgia, South Carolina and Texas (2) with a total of 247 units and an aggregate gross book value of $59.9 million. As of September 30, 2026, our SHOP segment represented 49.0% of our gross portfolio investments and was comprised of 46 seniors housing communities managed on our behalf by 13 independent operators pursuant to separate management agreements.

The following table summarizes acquisitions within our SHOP segment during the nine months ended September 30, 2026 (dollar amounts in thousands):

					Total		Number	Number
			Purchase	Transaction	Acquisition		of	of
Year	State (1)	Type of Property	Price (1)	Costs	Costs (1)		Properties (1)	Beds/Units (1)
2026	Minnesota	SH	$295,351	$748	$296,099		6	668
	Georgia	SH	108,000	192	108,192		3	394
	Florida	SH	68,975	82	69,057		1	140
	Arizona	SH	54,250	58	54,308		1	104
	Virginia	SH	43,610	132	43,742		1	62
	Maryland	SH	45,390	93	45,483		1	68
	Wisconsin	SH	40,000	126	40,126		1	147
	Colorado	SH	39,875	123	39,998		1	64
	New Mexico	SH	32,625	109	32,734		1	69
	Illinois	SH	9,205	82	9,287		1	61
	Totals		$737,281	$1,745	$739,026	(2)	17	1,777
(1)	Subsequent to September 30, 2026, we acquired the following four additional communities within our SHOP segment and entered into four management agreements with four independent operators:

	Number		Number	Type
	of	Purchase	of	of
State	Properties	Price	Units	Property
Alabama	1	$70,950	180	SH
Florida	1	61,500	117	SH
Pennsylvania	1	52,000	130	SH
Iowa	1	23,825	85	SH
Totals	4	$208,275	512

(2)	Excludes $314 of additional incurred costs related to 2025 acquisitions. Additionally, at acquisition, we received property tax proration credits of $1,450.

During the nine months ended September 30, 2026, we funded capital improvement projects of $9.7 million within our SHOP segment.

Owned Real Properties–Triple-Net Portfolio

The following table provides information related to our triple-net lease extensions during the nine months ended September 30, 2026 (dollar amounts in thousands):

		Number	Number
	Gross	of	of		Original	Extended
Type of Property	Investment	Properties	Beds/Units	State	Maturity	Maturity
SH	$83,293	5	266	CO, NJ	December 31, 2027	December 31, 2032
SH	68,767	7	461	IL, MI, OH	May 31, 2026	May 31, 2027
SH	39,483	2	180	CA	February 28, 2027	June 30, 2031
SH	9,052	4	155	OK	October 31, 2026	October 31, 2030
	$200,595	18	1,062

During the nine months ended September 30, 2026, we terminated two triple-net master leases and converted four seniors housing communities covered under the master leases into our SHOP segment. Upon conversion, we entered into management agreements with two independent operators. The communities are located in Georgia, South Carolina and Texas (2) with a total of 247 units and an aggregate gross book value of $59.9 million.

Additionally, as a result of the sale of 19 skilled nursing centers and 17 seniors housing communities within our Triple-Net Portfolio, we terminated master lease agreements with five operators during the nine months ended September 30, 2026. In connection with the sale of 17 seniors housing communities, we received a lease termination fee of $2.6 million during the nine months ended September 30, 2026. The following table summarizes property sales during the nine months ended September 30, 2026 (dollar amounts in thousands):

	Type	Number	Number
	of	of	of	Sales	Carrying	Net
State	Properties	Properties	Beds/Units	Price	Value	Gain (1)
Colorado, Kansas, Ohio, Texas	SH	17	738	$157,419	$28,193	$129,109	(2)
Arizona	SNF	3	613	103,000	6,693	95,722
Texas	SNF	13	1,750	166,900	100,859	66,001
Oregon	SNF	1	99	34,200	739	33,135
Tennessee	SNF	2	141	9,500	1,944	7,550
n/a	n/a	—	—	—	—	(17)	(3)
Total		36	3,341	$471,019	$138,428	$331,500
(1)	Calculation of net gain includes cost of sales and write-off of straight-line rent receivable and lease incentives, when applicable.

(2)	We received a lease termination fee of $2,581 in connection with the sale of the communities.

(3)	We recognized a loss due to additional incurred costs related to properties sold during 2025.

During the three months ended September 30, 2026, we performed recoverability analysis on the carrying value of the community listed in the table below and concluded that its carrying value will not be recoverable through future undiscounted cash flows. The following table summarizes information regarding impairment losses recorded during the nine months ended September 30, 2026 (dollar amounts in thousands):

		Type	Number	Number
		of	of	of	Impairment
Year	State	Properties	Properties	Beds/Units	Loss
2026	South Carolina	SH	1	87	$2,310	(1)
(1)	In connection with our decision to pursue the sale of the property at an amount below its net book value, we recognized an impairment loss on the carrying value of this property. As of September 30, 2026, the property did not meet the criteria for classification as held-for-sale.

During the nine months ended September 30, 2026, we invested in the following improvement projects within our Triple-Net Portfolio (in thousands):

Type of Property	Amount
Seniors Housing Communities	$1,034
Skilled Nursing Centers	380
Total	$1,414

Financing Receivables

The following table summarizes our financing receivable activity for the nine months ended September 30, 2026 (in thousands):

	Amount
Investment and funding under financing receivables	$988
Sale of properties accounted for as a financing receivable	(62,220)	(1)
Distribution paid to non-controlling interest related to sale of properties accounted for as a financing receivable	(14,325)	(1) (2)
Recovery of credit losses	756
Net decrease in financing receivables	$(74,801)
(1)	During the three months ended March 31, 2026, the lessee exercised its purchase option pursuant to its master lease to acquire three skilled nursing centers in Florida with a total of 299 beds. In conjunction with this transaction, we received exit IRR income of $1,812. Additionally, we wrote-off $198 effective interest receivable previously recognized over the term of the financing receivable through payoff.

(2)	Represents a non-cash distribution made in connection with the payoff discussed in (1) above.

Mortgage Loans Receivable

The following table summarizes our mortgage loan receivable activity for the nine months ended September 30, 2026 (in thousands):

	Amount
Originations and funding under mortgage loans receivable	$16,011	(1)
Scheduled principal payments received	(680)
Mortgage loan premium amortization	(8)
Provision for credit losses	(153)
Net increase in mortgage loans receivable	$15,170
(1)	We funded the following:

(a)	$13,389 under a $26,120 mortgage loan commitment for the construction of a 116-unit SH located in Illinois. The borrower contributed $12,300 of equity, which was used to initially fund the construction. During the third quarter of 2025, we began funding this commitment. Our remaining commitment is $3,721. The loan bears interest at a current rate of 9.0% and an IRR of 9.5%;

(b)	$881 under a $19,500 mortgage loan commitment for the construction of an 85-unit SH in Michigan. The borrower contributed $12,100 equity upon origination, which was used to initially fund the construction. The 8.8% interest-only loan matures in March 2027 and includes two one-year extension options, each of which is contingent on certain coverage thresholds;

(c)	$875 under a $42,300 mortgage loan commitment secured by a 250-unit SH in Florida. The loan term is five years at a fixed rate of 8.5%;

(d)	$468 under a mortgage loan commitment secured by a 45-unit SH located in North Carolina. The mortgage loan has a one-year term with an interest-only rate of 7.25% and an IRR of 9.0%, and

(e)	$398 under a $57,550 mortgage loan commitment secured by two SH with a total of 171 units in California. The loan term is five years at a fixed rate of 8.3%.

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

Health Care Regulatory

The Centers for Medicare & Medicaid Services (“CMS”) annually updates Medicare SNF prospective payment system rates and other policies. On July 29, 2026, CMS issued a final rule to update Medicare payment policies and rates for SNFs under the SNF prospective payment system (“SNF PPS”) for fiscal year (“FY”) 2027. For FY 2027, CMS announced that it was updating SNF PPS rates by 2.4% based on the final SNF market basket of 3.3%, reduced by a 0.9% productivity adjustment, for an estimated increase of $882.74 million in aggregate payments to SNFs. CMS also announced FY 2027 updates to the SNF Quality Reporting Program (“QRP”). Specifically, CMS announced it was finalizing the removal of two measures from the QRP, beginning with the FY 2028 SNF QRP: (1) the COVID-19 Vaccination Coverage Among Healthcare Personnel measure, and (2) the COVID-19 Vaccine: Percent of Patients/Residents Who Are Up to Date measure. CMS also announced that it was finalizing the revised data submission deadline from 4.5 months to no later than the 15th day of the second month after the end of the quarter (approximately 45 days), beginning with FY 2029 SNF QRP. CMS also stated that to obtain the most accurate SNF quality of care information and to remain relevant to the SNF community and consumers, CMS was finalizing a requirement for all SNFs to submit minimum data set (“MDS”)

data for all SNF residents receiving covered skilled care, regardless of payer. CMS also announced FY 2027 Final Updates to the SNF Value-Based Purchasing (“VBP”) program. Specifically, CMS finalized performance standards for the FY 2029 and FY 2030 program years to comply with the program’s statutory notice deadline. CMS stated it will update the “snapshot date” codified at 42 CFR § 413.338(f)(1)(v) for two measures calculated using MDS assessment data to maintain alignment with the newly finalized SNF QRP submission deadlines for MDS assessment data, beginning with FY 2027 data. CMS also stated that the SNF VBP adjustments for certain SNFs subject to the net reduction in payments under the SNF VBP and which are not incorporated into the impact estimates for the payment rate are an estimated $203.60 million reduction in FY 2027.

On October 23, 2026, CMS and States launched a $275 million initiative to recruit and retain nurses in nursing homes. Nursing students and licensed nurses interested in working in a nursing home may now qualify for up to $40,000 in student loan repayment and/or a $10,000 stipend in exchange for a three-year commitment to serve in a qualifying nursing home in a rural or higher labor-shortage area. To receive payments, nurses accepted into Nurses for Nursing Homes must: (i) hold an active RN or LPN/LVN license at the time that the candidate begins their employment; (ii) work at least 30 hours per week at a qualifying nursing home; (iii) have eligible student loan debt; or for those without student loan debt, have graduated within the past two years to qualify for a stipend; (iv) not have worked in a nursing home for at least 60 days before opening an application account and starting an application. During the first 90 days of the initiative (Oct. 26, 2026, to Jan. 24, 2027), an exception applies to RNs and LPNs/LVNs who began working in an eligible nursing home between July 28, 2026, through Oct. 25, 2026; and (v) commit to three years of service at an eligible Medicare-, Medicaid-, or dually certified long-term care facility.

In October 2026, HHS-OIG posted the results of an audit of four states that had established minimum spending requirements related to resident care for nursing homes. According to Medicaid payment transparency reporting requirements, beginning in 2028, States must report to CMS annually, by facility, the percentage of Medicaid payments that are spent on compensation for direct care workers and support staff for services provided by Medicaid-certified nursing facilities (nursing homes). The audit determined how the four States have implemented nursing home minimum spending requirements related to resident care and identified challenges that the four States and selected nursing homes in those States have experienced in implementing and complying with those requirements. HHS-OIG found that each of the four States implemented its own nursing home minimum spending requirements related to resident care. Specifically, according to HHS-OIG, each State required nursing homes to spend at least a set percentage of revenues, expenses, or costs on resident care (i.e., minimum spending threshold) and calculated the spending percentage using different financial figures. HHS-OIG stated that three of the four States identified challenges that they experienced in implementing minimum spending requirements, such as difficulties in collecting data from nursing homes and a lack of audited data to calculate the minimum spending percentages. In addition, according to HHS-OIG, there were some selected nursing homes in each of the four States that experienced challenges in complying with the requirements, such as staffing shortages and difficulties in gathering and reporting the required data to the State due to time constraints. HHS-OIG recommended that CMS consider the information in this report as it implements Federal Medicaid payment transparency reporting requirements for nursing homes, and in any future rulemaking, should it decide to implement a minimum spending requirement. CMS concurred with HHS-OIG’s recommendation.

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

Concentration Risk. We evaluate a tenant/operator concentration based on whether revenues from transactions with a single external operator equal or exceed 10% of our total revenues. No single operator accounted for 10% or more of total revenues for the nine months ended September 30, 2026.

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

The following table reflects our recent historical trends of concentration risk (gross investment, in thousands):

	9/30/26	6/30/26	3/31/26	12/31/25	9/30/25
Asset mix:
Triple-Net Portfolio	$713,932	$982,820	$1,019,948	$1,045,400	$1,149,924
SHOP	1,372,831	801,022	701,612	565,265	446,527
Financing receivables	287,531	286,916	286,857	363,088	362,201
Mortgage loan receivables	400,834	396,092	393,389	385,511	393,587
Notes receivable	25,025	25,728	25,816	25,874	27,010
Unconsolidated joint ventures	—	—	12,558	12,524	18,342
Real estate investment mix:
Senior housing communities (1)	$2,212,765	$1,703,043	$1,632,667	$1,513,832	$1,441,811
Skilled nursing centers	575,383	777,530	795,508	871,825	943,775
Other (2)	12,005	12,005	12,005	12,005	12,005
Under development (1)	—	—	—	—	—
Operator mix:
ALG Senior Living	$298,749	$297,932	$297,607	$297,292	$296,405
Prestige Healthcare (2)	267,294	267,797	267,854	267,982	268,534
Encore Senior Living	220,709	215,911	213,584	206,429	199,187
Carespring Health Care Management, LLC	102,940	102,940	102,940	102,940	102,940
Ignite Medical Resorts (3)	89,054	89,054	101,612	101,578	101,056
Remaining operators (3)	448,576	717,922	754,971	856,176	982,942
SHOP operators (4)	1,372,831	801,022	701,612	565,265	446,527
Geographic mix:
Wisconsin	$361,655	$320,593	$320,317	$319,951	$288,933
North Carolina	304,766	304,031	303,706	303,391	302,504
Minnesota (5)	296,103	—	—	—	—
Michigan	294,147	294,649	294,466	293,954	293,889
Georgia	149,804	148,036	146,778	38,162	15,148
Remaining states (5)	1,393,678	1,425,269	1,374,913	1,442,204	1,497,117
(1)	During the three months ended September 30, 2026, construction of an 116-unit SH in Illinois securing a mortgage loan receivable was completed. Accordingly, the community was reclassified from “Under Development” to “Seniors housing communities” for all periods presented.

(2)	Includes three parcels of land located adjacent to properties securing the Prestige Healthcare mortgage loan and are managed by Prestige.

(3)	During the three months ended September 30, 2026, we sold a portfolio of 13 SNFs with 1,750 beds located in Texas operated by HMG Healthcare, LLC. As a result of this transaction Ignite Medical Resorts is a top five operator and replaced HMG Healthcare, LLC. Accordingly, our “Ignite Medical Resorts” properties were reclassified from “Remaining operators” and our “HMG Healthcare, LLC” properties were reclassified to “Remaining operators” for all periods presented.

(4)	Our communities within our SHOP segment operated by independent operators on our behalf are classified as “SHOP operators”. Our SHOP segment is not subject to operator/credit concentration risk.

(5)	During the three months ended September 30, 2026, we acquired six SHs comprising 668 units in Minnesota, representing our entry into a new state. Additionally, we sold a portfolio of 13 SNFs in Texas discussed in (3) above and a portfolio of 17 SHs comprising 738 units located in Texas (6), Colorado (6), Kansas (4) and Ohio (1). As a result of these transactions, Minnesota replaced Texas as a top five state. Accordingly, our “Texas” properties were reclassified to “Remaining states” for all periods presented.

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

The following table reflects the recent historical trends for our credit strength measures:

Balance Sheet Metrics

	Year to Date		Quarter Ended
	9/30/26		9/30/26			6/30/26			3/31/26			12/31/25			9/30/25
Debt to gross asset value	32.0%		32.0%		(1)	29.7%		(4)	34.3%			34.0%		(8)	38.1%
Debt to market capitalization ratio	29.5%		29.5%		(2)	27.3%		(5)	31.9%		(7)	33.6%		(9)	35.1%
Interest coverage ratio (10)	4.6	x	4.6	x	(3)	4.9	x	(6)	4.3	x		4.4	x	(3)	4.8	x
Fixed charge coverage ratio (10)	4.6	x	4.6	x	(3)	4.9	x	(6)	4.3	x		4.4	x	(3)	4.8	x
(1)	Increased due to increase in outstanding debt partially offset by increase in gross asset value.

(2)	Increased due to increase in outstanding debt partially offset by increase in market capitalization resulting from the sale of common stock under our equity distribution agreement, as well as increase in stock price.

(3)	Decreased due to increase in interest expense partially offset by increase in net operating income from our SHOP segment.

(4)	Decreased due to decrease in outstanding debt and increase in gross asset value.

(5)	Decreased due to increase in market capitalization resulting from the sale of common stock under our equity distribution agreement, as well as increase in stock price and decrease in outstanding debt.

(6)	Increased due to decrease in interest expense and increase in net operating income from our SHOP segment, partially offset by decrease in interest income from financing receivables.

(7)	Decreased due to increase in market capitalization resulting from the sale of common stock under our equity distribution agreement, as well as increase in stock price partially offset by increase in outstanding debt.

(8)	Decreased due to decrease in outstanding debt.

(9)	Decreased due to decrease in outstanding debt, partially offset by decrease in market capitalization resulting from a lower stock price.

(10)	In calculating our interest coverage and fixed charge coverage ratios above, we use EBITDAre. See Non-GAAP Financial Measures below for information and reconciliation.

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

Operating Results (unaudited, in thousands)

	Three Months Ended
	September 30,
	2026		2025		Difference
Revenues:
Resident fees and services	$70,539		$22,203		$48,336	(1)
Rental income	27,505		27,842		(337)	(2)
Interest income from financing receivables	5,644		7,096		(1,452)	(3)
Interest income from mortgage loans	10,389		9,856		533
Interest and other income	1,169		2,293		(1,124)	(4)
Total revenues	115,246		69,290		45,956

Expenses:
Seniors housing operating expenses	50,808		17,362		(33,446)	(1)
Interest expense	11,312		8,791		(2,521)	(5)
Depreciation and amortization	13,718		8,987		(4,731)	(6)
Impairment loss	2,310	(7)	—		(2,310)
Write-off of effective interest receivable	—		41,455	(8)	41,455
Provision for credit losses	47		203		156
Transaction costs	1,165		587		(578)
Triple-net lease property tax expense	1,987		2,581		594
General and administrative expenses	8,125		7,523		(602)
Total expenses	89,472		87,489		(1,983)

Gain (loss) on sale of real estate, net	323,948	(9)	(738)	(10)	324,686
Income from unconsolidated joint ventures	—	(11)	439		(439)
Income tax provision	(398)		(42)		(356)
Net income (loss)	349,324		(18,540)		367,864
Income allocated to non-controlling interests	(1,178)		(1,455)		277
Net income (loss) attributable to LTC Properties, Inc.	348,146		(19,995)		368,141
Income allocated to participating securities	(1,772)		(154)		(1,618)
Net income (loss) available to common stockholders	$346,374		$(20,149)		$366,523
(1)	Increased resulting from our new SHOP segment established during the second quarter of 2025. Since establishing the SHOP segment, we acquired 28 communities for $1,099,002 and converted 18 communities with a gross value of $273,829 through the end of September 2026. Resident fees and services include all amounts earned from residents, based on individual resident agreements, at our SHOP communities. Seniors housing operating expenses include costs incurred to operate the communities in our SHOP segment.

(2)	Decreased primarily due to lower rent resulting from property sales and conversion of communities from our Triple-Net Portfolio to our SHOP segment. The decreases were partially offset by a $2,581 lease termination fee received in connection with the sale of a portfolio, the turnaround of a $1,271 straight-line rent receivable write-off during the third quarter of 2025, and rent increases from fair-market rent resets, lease extensions and annual escalations.

(3)	Decreased primarily due to the sale of a portfolio of three SNFs in Florida accounted for as a financing receivable during the first quarter of 2026.

(4)	Decreased primarily due to the payoff of a mezzanine loan, including the related exit IRR received, during the third quarter of 2025, partially offset by insurance proceeds received during the third quarter of 2026.

(5)	Increased primarily due to entering into new term loans totaling $200,000 in the fourth quarter of 2025, a higher average balance on our revolving line of credit, and higher debt issue cost amortization related to amending our credit agreement during the second quarter of 2026. This increase is partially offset by the repayment of a $50,000 term loan at maturity, scheduled principal paydowns on our senior unsecured notes and lower interest rates.

(6)	Increased due to acquisitions within our SHOP segment.

(7)	Represents an impairment loss on an 87-unit SH in South Carolina as a result of our decision to market the property for sale at a price below its net book value.

(8)	In conjunction with the Prestige mortgage loan modification that provided Prestige a penalty-free early payoff option, we wrote off the interest receivable previously accrued related to this mortgage loan.

(9)	Represents the net gain on sale related to 34 properties sold in four transactions during 2026. In the third quarter of 2026 we sold a 17-property multi-state SH portfolio with 738 units for a net gain of $129,109, a three-property Arizona SNF portfolio with 613 beds for a net gain of $95,722, a 13-property Texas SNF portfolio with 1,750 beds for a net gain of $66,001, and a 99-bed Oregon SNF for a net gain of $33,135.

(10)	Represents the net loss on sale related to a closed facility in Texas.

(11)	Decreased due to the redemption of our preferred equity investment in a JV during the fourth quarter of 2025 and the payoff of a loan accounted for as an unconsolidated JV during the second quarter of 2026.

	Nine Months Ended
	September 30,
	2026		2025		Difference
Revenues:
Resident fees and services	$176,256		$34,153		$142,103	(1)
Rental income	79,834		89,463		(9,629)	(2)
Interest income from financing receivables	19,539		21,182		(1,643)	(3)
Interest income from mortgage loans	30,933		28,715		2,218	(4)
Interest and other income	2,954		5,048		(2,094)	(5)
Total revenues	309,516		178,561		130,955

Expenses:
Seniors housing operating expenses	129,905		26,781		(103,124)	(1)
Interest expense	31,578		24,718		(6,860)	(6)
Depreciation and amortization	38,068		26,925		(11,143)	(7)
Impairment loss	2,310	(8)	—		(2,310)
Write-off of effective interest receivable	—		41,455	(9)	41,455
(Recovery) provision for credit losses	(610)	(10)	3,642	(11)	4,252
Transaction costs	3,042		7,734		4,692	(12)
Triple-net lease property tax expense	6,482		8,483		2,001	(13)
General and administrative expenses	24,868		22,941		(1,927)	(14)
Total expenses	235,643		162,679		(72,964)

Gain (loss) on sale of real estate, net	331,500	(15)	(235)	(16)	331,735
Income from unconsolidated joint ventures	396		4,543		(4,147)	(17)
Income tax (provision) benefit	(674)		39		(713)
Net income	405,095		20,229		384,866
Income allocated to non-controlling interests	(3,719)		(4,452)		733
Net income attributable to LTC Properties, Inc.	401,376		15,777		385,599
Income allocated to participating securities	(2,117)		(471)		(1,646)
Net income available to common stockholders	$399,259		$15,306		$383,953
(1)	Increased resulting from our new SHOP segment established during the second quarter of 2025. Since establishing the SHOP segment, we acquired 28 communities for $1,099,002 and converted 18 communities with a gross value of $273,829 through the end of September 2026. Resident fees and services include all amounts earned from residents, based on individual resident agreements, at our SHOP communities. Seniors housing operating expenses include costs incurred to operate the properties in our SHOP segment.

(2)	Decreased primarily due to conversion of communities from our Triple-Net Portfolio to our SHOP segment and property sales, partially offset by a $2,581 lease termination fee received in connection with the sale of a portfolio, the turnaround of straight-line rent receivable write-offs during 2025, and rent increases from annual escalations, fair-market rent resets, and lease extensions.

(3)	Decreased primarily due to the sale of a portfolio of three SNFs in Florida accounted for as a financing receivable during the first quarter of 2026, partially offset by the 8.5% exit IRR of $1,812 received in connection with the sale.

(4)	Increased primarily due to additional mortgage loan receivables funding, partially offset by payoffs and a decrease in effective interest income related to converting the Prestige mortgage loan to cash basis during the third quarter of 2025.

(5)	Decreased primarily due to the payoff of a mezzanine loan, including the related exit IRR received, during the third quarter of 2025, partially offset by insurance proceeds and the release of a property tax reserve during 2026.

(6)	Increased primarily due to entering into new term loans totaling $200,000 in the fourth quarter of 2025, a higher average balance on our revolving line of credit, and higher debt issue cost amortization related to our second quarter 2026 credit agreement amendment. This increase is partially offset by the repayment of a $50,000 term loan at maturity, scheduled principal paydowns on our senior unsecured notes and lower interest rates.

(7)	Increased due to acquisitions within our SHOP segment.

(8)	Represents an impairment loss on an 87-unit ALF in South Carolina as a result of our decision to market the property for sale at a price below its net book value.

(9)	In conjunction with the Prestige mortgage loan modification that provided Prestige a penalty-free early payoff option, we wrote-off interest receivable previously accrued related to this mortgage loan.

(10)	Primarily represents the recovery of credit losses recorded in connection with the sale of three SNFs in Florida accounted for as a financing receivable during the first quarter of 2026.

(11)	Primarily represents the write-off of a working capital note and the related interest receivable in connection with the transition of triple-net leases covering 12 properties into our SHOP segment.

(12)	Decreased primarily due to $5,971 lease termination fee paid to New Perspective upon conversion of the community covered under a triple-net lease into our SHOP segment during the second quarter of 2025, partially offset by increased costs related to more acquisitions and conversions in our SHOP segment.

(13)	Decreased primarily due to conversion of communities from our Triple-Net Portfolio to our SHOP segment and property sales.

(14)	Increased primarily due to higher costs to support the growth and ongoing support of our SHOP segment and other corporate expenses.

(15)	Represents the net gain on sale related to 36 properties sold in five transactions during 2026. In the third quarter of 2026 we sold a 17-property multi-state SH portfolio with 738 units for a net gain of $129,109, a three-property Arizona SNF portfolio with 613 beds for a net gain of $95,722, a 13-property Texas SNF portfolio with 1,750 beds for a net gain of $66,001, and a 99-bed Oregon SNF for a net gain of $33,135. In the second quarter of 2026, we sold two Tennessee SNFs with 141 beds for a net gain of $7,550.

(16)	Represents the net loss on sale related to a closed facility in Texas and one SH in Oklahoma partially offset by a net gain on sale related to one SH and a parcel of land adjacent to an MC within our portfolio located in Ohio.

(17)	Decreased primarily due to the 13% exit IRR of $2,962 received in connection with the redemption of our preferred equity investment in a JV during the first quarter of 2025.

Non-GAAP Financial Measures

A non-GAAP financial measure is defined as a numerical measure of a registrant’s historical or future financial performance, financial position or cash flows that excludes or includes amounts that are not excluded from or included in the most directly comparable measure calculated and presented in accordance with GAAP. We consider Funds from Operations (“FFO”), Net Operating Income (“NOI”) and Earnings before Interest, Taxes, Depreciation and Amortization for Real Estate (“EBITDAre”) to be useful supplemental measures of our financial or operating performance.

Funds From Operations

FFO attributable to common stockholders is a supplemental measure of a REIT’s financial performance that is not defined by GAAP. Real estate values historically rise and fall with market conditions, but cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate assets diminishes predictably over time. We believe that by excluding the effect of historical cost depreciation, FFO helps facilitate meaningful comparisons of operating performance between periods. FFO is also useful to reflect the operating efficiency of the Company and provides a real estate industry baseline for comparison among REITs.

We use FFO as a supplemental performance measurement of our operating performance. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered an alternative to net income available to common stockholders.

We calculate and report FFO in accordance with the definition and interpretive guidelines issued by Nareit. FFO, as defined by Nareit, means net income (loss) available to common stockholders (computed in accordance with GAAP) excluding the impact of real estate depreciation and amortization, gains or losses on the sale of real estate, impairment write-downs of depreciable real estate, unconsolidated partnerships and joint ventures. Our calculation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current Nareit definition or that have a different interpretation of the current Nareit definition from us. Therefore, caution should be exercised when comparing our FFO to that of other REITs.

The following table reconciles GAAP net income available to common stockholders to Nareit FFO available to common stockholders (unaudited, amounts in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
GAAP net income (loss) attributable to LTC Properties, Inc. stockholders	$348,146	$(19,995)	$401,376	$15,777
Depreciation and amortization	13,718	8,987	38,068	26,925
Impairment loss	2,310	—	2,310	—
(Gain) loss on sale of real estate, net	(323,948)	738	(331,500)	235
Nareit FFO attributable to LTC Properties, Inc. stockholders	40,226	(10,270)	110,254	42,937
Non-forfeitable dividends on participating securities	(157)	(154)	(471)	(471)
Nareit FFO available to common stockholders	40,069	(10,424)	109,783	42,466
Undistributed income allocated to participating securities	(48)	—	(114)	—
FFO allocated to common stockholders	40,021	(10,424)	109,669	42,466
Effect of dilutive securities:
Reallocation of undistributed income to participating securities	—	—	1	—
Diluted Nareit FFO attributable to common stockholders	$40,021	$(10,424)	$109,670	$42,466

Weighted average shares used to calculate Nareit FFO per share:
Shares for basic net income per share	53,763	46,123	51,412	45,726
Effect of dilutive securities:
Performance-based stock units	445	—	440	381
Total effect of dilutive securities	445	—	440	381
Shares for diluted FFO per share	54,208	46,123	51,852	46,107

Net Operating Income

NOI is a non-GAAP financial measure that is calculated as net income (loss) available to common stockholders (computed in accordance with GAAP) excluding the impact of general and administrative expenses, transaction costs, write-off of effective interest, provision for (recovery of) credit losses, impairment loss, depreciation and amortization, interest expense, gain or loss on sale of real estate and income tax provision (benefit). We use NOI to reflect the operating performance of our portfolio because NOI excludes certain items that are not associated with the operations of our properties.

NOI is not equivalent to our net income (loss) available to common stockholders as determined under GAAP. Additionally, our use of the term NOI may not be comparable to that of other real estate companies as they may have different methodologies for computing NOI. Therefore, caution should be exercised when comparing our NOI to that of other REITs.

The following is a reconciliation of net income (loss), which is the most directly comparable GAAP financial measure to NOI for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income (loss)	$349,324	$(18,540)	$405,095	$20,229
Income tax provision (benefit)	398	42	674	(39)
(Gain) loss on sale of real estate, net	(323,948)	738	(331,500)	235
General and administrative expense	8,125	7,523	24,868	22,941
Transaction costs	1,165	587	3,042	7,734
Write-off of effective interest	—	41,455	—	41,455
Provision (recovery) for credit losses	47	203	(610)	3,642
Impairment loss	2,310	—	2,310	—
Depreciation and amortization	13,718	8,987	38,068	26,925
Interest expense	11,312	8,791	31,578	24,718
NOI	$62,451	$49,786	$173,525	$147,840

Earnings before Interest, Taxes, Depreciation and Amortization for Real Estate

EBITDAre is calculated as net income (loss) available to common stockholders (computed in accordance with GAAP) excluding the impact of interest expense, income tax provision (benefit), real estate depreciation and amortization, impairment write-downs of depreciable real estate, gains or losses on the sale of depreciable real estate, and our related share of unconsolidated partnerships and joint ventures.

Adjusted EBITDAre is a supplemental non-GAAP financial measure calculated by excluding the impact of non-core adjustments unrelated to ongoing operations.

We believe EBITDAre and Adjusted EBITDAre provide useful information to investors because they exclude the impact of various income and expense items that are not indicative of operating performance. These metrics are not alternatives to net income, operating income or cash flows from operating activities as calculated and presented in accordance with GAAP. You should not rely on EBITDAre or Adjusted EBITDAre as substitutes for any such GAAP financial measures or consider them in isolation, for the purpose of analyzing our financial performance, financial position or cash flows. Net income (loss) available to common stockholders is the most directly comparable GAAP measure to EBITDAre and/or Adjusted EBITDAre.

The following is a reconciliation of net income (loss), which is the most directly comparable GAAP financial measure to EBITDAre and Adjusted EBITDAre for the periods presented below (in thousands):

	Year to Date		Three Months Ended
	9/30/26		9/30/26		6/30/26		3/31/26		12/31/25		9/30/25
Net income (loss)	$405,095		$349,324		$30,815		$24,956		$103,651		$(18,540)
(Gain) Loss on sale of real estate, net	(331,500)		(323,948)		(7,562)		10		(78,057)		738
Income tax provision	674		398		166		110		218		42
Impairment loss	2,310		2,310		—		—		—		—
Interest expense	31,578		11,312		9,484		10,782		10,588		8,791
Depreciation and amortization	38,068		13,718		12,371		11,979		10,949		8,987
EBITDAre	146,225		53,114		45,274		47,837		47,349		18
Non-core adjustments	(1,918)	(1)	(1,416)	(2)	1,189	(3)	(1,691)	(4)	(1,051)	(5)	42,418	(6)
Adjusted EBITDAre	$144,307		$51,698		$46,463		$46,146		$46,298		$42,436

Interest expense	$31,578		$11,312		$9,484		$10,782		$10,588		$8,791

Interest coverage ratio	4.6	x	4.6	x	4.9	x	4.3	x	4.4	x	4.8	x

Interest expense	$31,578		$11,312		$9,484		$10,782		$10,588		$8,791
Total fixed charges	$31,578		$11,312		$9,484		$10,782		$10,588		$8,791

Fixed charge coverage ratio	4.6	x	4.6	x	4.9	x	4.3	x	4.4	x	4.8	x
(1)	See (2), (3) and (4) below for explanation.

(2)	Includes $2,581 lease termination fee received in connection with the sale of a portfolio, partially offset by $1,165 transaction costs.

(3)	Includes transaction costs.

(4)	Includes exit IRR income of $1,812 and recovery of credit losses of $765, both in connection with the sale of a portfolio of three SNFs in Florida accounted for as a financing receivable, offset by transaction costs of $688 and a $198 write-off of effective interest related to the sale of such portfolio.

(5)	Includes $1,800 received in connection with the redemption of our preferred equity investment in a joint venture and $600 of one-time income received from a former operator, offset by a $957 write-off of a working capital note and $392 of transaction costs related to establishing our new SHOP segment.

(6)	Includes $41,455 effective interest write-off related to Prestige loan amendment that permits penalty-free early payoff window within an allowable window, $1,271 straight-line rent receivable write-off due to an operator’s bankruptcy filing, $554 provision for credit losses related to mortgage loan originations and $488 of transaction costs related to establishing our new SHOP segment, offset by the exit IRR of $975 received in connection with an early payoff of a mezzanine loan and recovery of credit losses of $375 related to loan payoffs.

Liquidity and Capital Resources

Sources and Uses of Cash

As of September 30, 2026, we had $1.1 billion in liquidity as follows (amounts in thousands):

	At September 30, 2026
Cash and cash equivalents	$182,983
Available under unsecured revolving line of credit	470,100	(1)
Available under Equity Distribution Agreement	461,140
Total Liquidity	$1,114,223
(1)	Subsequent to September 30, 2026, we repaid $20,000 under our unsecured revolving line of credit. Accordingly, we have $409,900 outstanding and $490,100 available for borrowing under our unsecured revolving line of credit as of November 3, 2026.

We believe that our current cash balance, cash flow from operations available for distribution or reinvestment, our borrowing capacity and our potential ability to access the capital markets are sufficient to provide for payment of our current operating costs, meet debt obligations and pay common dividends at least sufficient to maintain our REIT status and repay borrowings at, or prior to, their maturity. The timing, source and amount of cash flows used in financing and investing activities are sensitive to the capital markets environment, especially to changes in interest rates. In addition, inflation may adversely affect the performance of our SHOP segment and our operators’ business, results of operations, cash flows and financial condition which could, in turn, adversely affect our financial position.

The operating results of the facilities will be impacted by various factors over which the operators/owners may have no control. Those factors include, without limitation, the health of the economy, inflation pressures, employee availability and cost, changes in supply of or demand for competing seniors housing and health care facilities, ability to hire and maintain qualified staff, ability to control other rising operating costs, the potential for significant reforms in the health care industry, and related occupancy challenges that could be faced by our industry or in the markets where our properties are located. In addition, our future growth and net income may be adversely impacted by changes in the governmental regulations and financing of the health care industry or the impact of infectious disease and epidemic outbreaks. We cannot presently predict what impact these potential events may have, if any. We believe that adequate provision has been made for the possibility of loans proving uncollectible, but we will continually evaluate the financial condition of the operations of our seniors housing and health care properties. In addition, we will monitor our borrowers and the underlying collateral for mortgage loans and will make future revisions to the provision, if considered necessary.

Our ability to access the capital markets and to pay dividends may be impacted by our borrowing capacity and compliance with financial covenants. We continuously evaluate the availability of cost-effective capital and believe we have sufficient liquidity for our current dividend, corporate expenses and additional capital investments in 2026 and 2027.

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

	Nine Months Ended September 30,		Change
Net cash provided by (used in):	2026	2025	$
Operating activities	$106,422	$98,038	$8,384
Investing activities	(218,764)	(317,100)	98,336
Financing activities	280,938	227,581	53,357
Increase in cash and cash equivalents	168,596	8,519	160,077
Cash and cash equivalents, beginning of period	14,387	9,414	4,973
Cash and cash equivalents, end of period	$182,983	$17,933	$165,050

Cash Flows from Operating Activities

Cash flows from operating activities increased $8.4 million during the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to net income generated from growth in our SHOP segment.

Cash Flows from Investing Activities

Net cash used in investing activities decreased by $98.3 million during the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to a $464.2 million increase in proceeds from the sale of real estate, an $83.7 million decrease in investments in mortgage loans receivable, and a $62.2 million increase in proceeds from the sale of properties accounted for as financing receivables, partially offset by a $469.7 million increase in real estate investments, a $21.1 million decrease in principal payments received on mortgage loans receivable, and a $17.2 million decrease in principal payments received on notes receivable.

Cash Flows from Financing Activities

Net cash provided by financing activities increased by $53.4 million during the nine months ended September 30, 2026, compared to the same period in 2025, primarily driven by a $177.5 million increase in net proceeds from issuance of common stock and a $110.0 million decrease in repayment of debt, partially offset by a $227.1 million decrease in net borrowings under our revolving line of credit and a $9.8 million increase in distributions paid to stockholders.

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

Based on our leverage at September 30, 2026, the facility provides for interest annually at SOFR plus 110 basis points and a facility fee of 15 basis points.

Interest Rate Swap Agreements. During 2025, we entered into interest rate swaps with maturities of three, four, five and seven years, respectively to effectively lock-in the forecasted interest payments on the Term Loans. Additionally, during the second quarter of 2026, we entered into three-year interest rate swap agreements to effectively fix the interest rate on $150.0 million of borrowings under our Amended Revolving Line of Credit. Our interest rate swaps are considered cash flow hedges and are recorded on our Consolidated Balance Sheets at fair value in Prepaid expenses and other assets, with cumulative changes in the fair value of these instruments recognized in Accumulated other comprehensive income (loss) on our Consolidated Balance Sheets. During the nine months ended September 30, 2026, we recorded an increase of $11.1 million to the fair value of our interest rate swaps.

Information regarding our interest rate swaps measured at fair value, which are classified as Level 2 of the fair value hierarchy, is presented below (dollar amounts in thousands):

				Notional		Fair Value at
Swap Rate	Date Entered	Maturity Date	Rate Index	Amount		September 30, 2026
2.36%	November 2021	November 19, 2026	1-month SOFR	$50,000	(1)	$182
4.61%	December 2025	December 12, 2028	SOFR with 5-day lookback	25,000		665
4.61%	December 2025	December 12, 2028	SOFR with 5-day lookback	25,000		667
4.65%	December 2025	December 12, 2029	SOFR with 5-day lookback	55,000		2,060
4.68%	December 2025	December 12, 2030	SOFR with 5-day lookback	30,000		1,421
4.72%	December 2025	December 12, 2030	SOFR with 5-day lookback	25,000		1,152
4.95%	June 2026	June 25, 2029	SOFR with 5-day lookback	30,000		625
4.97%	June 2026	June 25, 2029	SOFR with 5-day lookback	35,000		703
4.97%	June 2026	June 25, 2029	SOFR with 5-day lookback	30,000		606
4.99%	June 2026	June 25, 2029	SOFR with 5-day lookback	55,000		1,084
5.21%	December 2025	December 12, 2032	SOFR with 5-day lookback	27,500		1,672
5.25%	December 2025	December 12, 2032	SOFR with 5-day lookback	12,500		731
				$400,000		$11,568
(1)	During the third quarter of 2025, the interest rate swap was rolled into the Revolving Line of Credit.

Senior Unsecured Notes. We have senior unsecured notes held by institutional investors with interest rates ranging from 3.66% to 4.50%. The senior unsecured notes mature between 2028 and 2033.

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

At September 30, 2026, we were in compliance with all applicable financial covenants. These debt obligations also contain additional customary covenants and events of default that are subject to a number of important and significant limitations, qualifications and exceptions.

The debt obligations by component as of September 30, 2026 are as follows (dollar amounts in thousands):

	Applicable		Available
	Interest	Outstanding	for
Debt Obligations	Rate (1)	Balance	Borrowing
Revolving line of credit (2)	4.62%	$429,900	$470,100
Term loans, net of debt issue costs	4.83%	198,470	—
Senior unsecured notes, net of debt issue costs (3)	4.08%	356,724	—
Total	4.47%	$985,094	$470,100
(1)	Represents weighted average interest rate as of September 30, 2026.

(2)	Subsequent to September 30, 2026, we repaid $20,000 under our unsecured revolving line of credit. Accordingly, we have $409,900 outstanding and $490,100 available for borrowing under our unsecured revolving line of credit, as of November 3, 2026.

(3)	Subsequent to September 30, 2026, we repaid $2,000 in scheduled principal paydown on our senior unsecured notes.

During the nine months ended September 30, 2026, our debt borrowings and repayments were as follows (in thousands):

Debt Obligations	Borrowings		Repayments
Revolving line of credit	$554,137	(1)	$(377,100)
Senior unsecured notes	—		(34,500)	(2)
Total	$554,137		$(411,600)
(1)	Subsequent to September 30, 2026, we repaid $20,000 under our unsecured revolving line of credit. Accordingly, we have $409,900 outstanding and $490,100 available for borrowing under our unsecured revolving line of credit, as of November 3, 2026.

(2)	Subsequent to September 30, 2026, we repaid $2,000 in scheduled principal paydown on our senior unsecured notes.

Equity

At September 30, 2026, we had 54,819,683 shares of common stock outstanding, total equity on our balance sheet was $1.7 billion and our equity securities had a market value of $2.4 billion. During the nine months ended September 30, 2026, we declared and paid $89.8 million of cash dividends.

During the nine months ended September 30, 2026, we acquired 149,745 shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

Subsequent to September 30, 2026, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of October, November and December 2026, payable on October 30, November 30, and December 31, 2026, respectively, to stockholders of record on October 22, November 20, and December 23, 2026, respectively.

At-The-Market Program. We had an equity distribution agreement (the “Original Equity Distribution Agreement”) to offer and sell, from time to time, up to $400.0 million in aggregate offering price of shares of our common stock. The Equity Distribution Agreement provides for sales of common shares to be made by means of ordinary brokers’ transactions, which may include block trades, or transactions that are deemed to be “at the market” offerings.

During the nine months ended September 30, 2026, we sold 5,257,220 shares of common stock for $198.1 million in net proceeds under our Original Equity Distribution Agreement. Additionally, we incurred $0.2 million of costs associated with this agreement which have been recorded in additional paid in capital as a reduction of proceeds received.

During the third quarter of 2026, we terminated our Original Equity Distribution Agreement and entered into a new equity distribution agreement (the “Equity Distribution Agreement”) to sell from time to time, up to $500.0 million in aggregate offering price of shares of our common stock. The Equity Distribution Agreement provides for sale of common shares to be made by means of ordinary brokers’ transactions, which may include block trades, or transactions that are deemed to be “at the market” offerings.

During the third quarter of 2026, we sold 914,120 shares of common stock for $38.7 million in net proceeds under the Equity Distribution Agreement. In conjunction with the sale of common stock, we incurred $0.2 million of costs associated with this agreement, which has been recorded in additional paid in capital as a reduction of proceeds received. At September 30, 2026, we had $461.1 million available under the Equity Distribution Agreement. Subsequent to September 30, 2026, we sold 1,371,986 shares of common stock for $58.7 million in net proceeds under the Equity Distribution Agreement. Accordingly, at November 3, 2026, we have $401.9 million available under the Equity Distribution Agreement.

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

During the nine months ended September 30, 2026, 140,801 shares of restricted stock and 170,827 performance-based stock units vested. During the nine months ended September 30, 2026, we awarded restricted stock and performance-based stock units as follows:

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the nine months ended September 30, 2026. For additional information, refer to Item 7A as presented in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

PART II - OTHER INFORMATION

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 5. OTHER INFORMATION

Insider Trading Arrangements

During the nine months ended September 30, 2026, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6. EXHIBITS

3.1	LTC Properties, Inc. Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025)

3.2	Bylaws of LTC Properties, Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed May 26, 2023)

10.1

Equity Distribution Agreement, dated August 6, 2026, by and among LTC Properties, Inc. and Citizens JMP Securities, LLC, KeyBanc Capital Markets Inc., Wells Fargo Bank, National Association, Huntington Securities, Inc., Royal Bank of Canada, and Nomura Global Financial Products, Inc., as forward purchasers, and Citizens JMP Securities, LLC, KeyBanc Capital Markets Inc., Wells Fargo Securities, LLC, Huntington Securities, Inc., RBC Capital Markets, LLC, BTIG, LLC, Nomura Securities International, Inc., and M&T Securities, Inc., as principals, sales agents and/or forward sellers, as applicable (incorporated by reference to Exhibit 1.1 to the registrant’s Current Report on Form 8-K filed August 6, 2026)

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

LTC PROPERTIES, INC.
Registrant

Dated: November 3, 2026	By:	/s/ Caroline Chikhale
Caroline Chikhale
Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Financial Officer)